Form 10-K
period 2013-12-31
Essent Group Ltd.
filed 2014-03-10
CIK 1448893

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 005-87689

ESSENT GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification Number)

Clarendon House
2 Church Street
Hamilton HM11, Bermuda
(Address of principal executive offices and zip code)

(441) 297-9901
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.015 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant's common stock. The registrant's common stock began trading on The New York Stock Exchange on October 31, 2013.

         The number of the registrant's common shares outstanding as of March 3, 2014 was 86,493,803.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the 2014 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

        Unless the context otherwise indicates or requires, the terms "we," "our," "us," "Essent," and the "Company," as used in this Annual Report, refer to Essent Group Ltd. and its directly and indirectly owned subsidiaries, including our primary operating subsidiary, Essent Guaranty, Inc., as a combined entity, except where otherwise stated or where it is clear that the terms mean only Essent Group Ltd. exclusive of its subsidiaries.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new merchandise, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or the negative of these terms or other comparable terminology.

        The forward-looking statements contained in this Annual Report reflect our views as of the date of this Annual Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A "Risk Factors," and in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, without limitation, the following:

  •
  changes in or to Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, whether through Federal legislation, restructurings or a shift in business practices;

  •
  failure to continue to meet the mortgage insurer eligibility requirements of the GSEs;

  •
  competition for our customers;

  •
  lenders or investors seeking alternatives to private mortgage insurance;

  •
  increase in the number of loans insured through Federal government mortgage insurance programs, including those offered by the Federal Housing Administration;

  •
  decline in new insurance written, or NIW, and franchise value due to loss of a significant customer;

  •
  decline in the volume of low down payment mortgage originations;

  •
  the definition of "Qualified Mortgage" reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

  •
  the definition of "Qualified Residential Mortgage" reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

  •
  the implementation of the Basel III Capital Accord, which may discourage the use of private mortgage insurance;

  •
  decrease in the length of time our insurance policies are in force;

ii

  •
  uncertainty of loss reserve estimates;

  •
  deteriorating economic conditions;

  •
  management of risk in our investment portfolio;

  •
  fluctuations in interest rates;

  •
  inadequacy of the premiums we charge to compensate for our losses incurred;

  •
  dependence on management team and qualified personnel;

  •
  disturbance to our information technology systems;

  •
  change in our customers' capital requirements discouraging the use of mortgage insurance;

  •
  declines in the value of borrowers' homes;

  •
  limited availability of capital;

  •
  unanticipated claims arise under and risks associated with our contract underwriting program;

  •
  industry practice that loss reserves are established only upon a loan default;

  •
  disruption in mortgage loan servicing;

  •
  risk of future legal proceedings;

  •
  customers' technological demands;

  •
  our non-U.S. operations becoming subject to U.S. Federal income taxation;

  •
  becoming considered a passive foreign investment company for U.S. Federal income tax purposes;

  •
  scope of recently enacted legislation is uncertain; and

  •
  potential inability of our insurance subsidiaries to pay dividends.

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements we have included in this Annual Report are based on information available to us on the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

iii

PART I

ITEM 1.    BUSINESS

Overview

        We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Since writing our first policy in May 2010, we have grown to an estimated 12.1% market share based on new insurance written, or NIW, excluding NIW under the Home Affordable Refinance Program, or HARP, for the year ended December 31, 2013, up from 8.6% and 4.5% for the years ended December 31, 2012 and 2011, respectively. We believe that our growth has been driven largely by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by legacy business, that provides fair and transparent claims payment practices, and consistency and speed of service.

        Private mortgage insurance plays a critical role in the U.S. housing finance system. Essent and other private mortgage insurers provide credit protection to lenders and mortgage investors by covering a portion of the unpaid principal balance of a mortgage in the event of a default. In doing so, we provide private capital to mitigate mortgage credit risk, allowing lenders to make additional mortgage financing available to prospective homeowners.

        Private mortgage insurance helps extend affordable home ownership by facilitating the sale of low down payment loans into the secondary market. Two U.S. Federal government-sponsored enterprises, Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, purchase residential mortgages from banks and other lenders and guaranty mortgage-backed securities that are offered to investors in the secondary mortgage market. The GSEs are restricted by their charters from purchasing or guaranteeing low down payment loans, defined as loans with less than a 20% down payment, that are not covered by certain credit protections. Private mortgage insurance satisfies the GSEs' credit protection requirements for low down payment loans, supporting a robust secondary mortgage market in the United States.

        We were founded in 2008 by an experienced management team who saw a need for a new mortgage insurance company funded by private capital and unencumbered by legacy exposures, and were supported by a group of sophisticated, strategic and financial investors, including affiliates of Pine Brook Road Partners, The Goldman Sachs Group, Inc., an affiliate of Global Atlantic Financial Group, Valorina LLC, which is majority owned by an entity that is managed by Soros Fund Management LLC, Aldermanbury Investments Limited, an affiliate of J.P. Morgan, an affiliate of PartnerRe Principal Finance Inc., RenaissanceRe Ventures Ltd., funds or accounts managed by Wellington Management Company, LLP, and affiliates of HSBC, who collectively invested approximately $438 million to fund our operations prior to the completion of our initial public offering in November 2013.

        Our wholly owned primary insurance subsidiary, Essent Guaranty, Inc., received its certificate of authority from the Pennsylvania Insurance Department in July 2009, and subsequently received licenses to issue mortgage insurance in all 50 states and the District of Columbia. In December 2009, we acquired our mortgage insurance platform from a former private mortgage insurance industry participant. In February 2010, we became the first mortgage insurer approved by the GSEs since 1995. The financial strength of Essent Guaranty, Inc. is rated Baa2 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by Standard & Poor's Rating Services.

        We had master policy relationships with approximately 935 customers as of December 31, 2013. We have a fully functioning, scalable and flexible mortgage insurance platform and a highly experienced, talented team of 289 employees as of December 31, 2013. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. For the years ended December 31, 2013, 2012 and 2011, we generated NIW of approximately $21.2 billion, $11.2 billion and $3.2 billion, respectively, and as of December 31, 2013, we had approximately $32.0 billion of insurance in force.

Our Industry

  U.S. Mortgage Market

        The U.S. residential mortgage market is one of the largest in the world with over $9.86 trillion of debt outstanding as of September 30, 2013, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

  GSEs

        The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $4.5 trillion, or 45.6%, of total U.S. residential mortgage debt as of September 30, 2013. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method lenders have utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

  Mortgage Insurance

        Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 1993 through 2012, an average of 23.5% of total annual mortgage origination volume utilized mortgage insurance.

        Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase compared to refinancing originations. In 2013, total U.S. residential mortgage origination volume was $1.76 trillion, comprised of $652 billion of purchase originations and $1.1 trillion of refinancing originations. In recent years, historically low interest rates and special refinance programs, such as HARP, have caused refinancing volume to significantly outpace purchase originations. Purchase originations are expected to account for an increasing percentage of the overall mortgage market as the economic recovery and favorable housing market fundamentals stimulate growth in home buying activity, and a rising interest rate environment slows refinancing volume.

        The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.

Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)

Source: Mortgage Bankers Association

  Financial Crisis and Recovery

        The severe economic and housing market dislocation experienced during the recent financial crisis had a profound impact on our industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. Three private mortgage insurers who wrote more than $125 billion of NIW, accounting for approximately 36% of total private mortgage insurance market NIW in 2007, have since exited the market, and several other insurers were forced to raise capital to repair their balance sheets and remain in operation. Although certain remaining incumbent insurers continue to deal with legacy challenges, the ongoing improvement of housing market fundamentals and the high credit quality of post-crisis new business are expected to support improved growth and profitability in the private mortgage insurance sector post-crisis.

        Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. In 2007, private mortgage insurance represented 77.3% of insured mortgages and covered 15.5% of the total residential mortgage origination volume. During the financial crisis, government agencies began to insure an increasing percentage of the market as incumbent private insurers came under significant financial stress. By 2009, private mortgage insurance represented only 15.4% of the insured mortgage market and covered 4.1% of the total residential mortgage origination volume.

        The private mortgage insurance industry, however, has begun to recover, capturing an increasing share of the total insured market and thereby leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2013, private mortgage insurance increased to an estimated 37.0% of the total insured market and covered 12.1% of the total mortgage origination volume. These gains have been driven in part by the improved financial position of incumbent insurers, the influx of private capital into the sector to support new entrants like Essent, and the FHA's decision to increase its mortgage insurance premium rates and upfront fees multiple times since 2010.

        The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume.

Relative Share of Private and Public Mortgage Insurance

Source: Inside Mortgage Finance

Private mortgage insurance NIW ($ in billions)

Source: Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011, 2012 and 2013, private mortgage insurance penetration includes private mortgage insurance HARP NIW.

We view HARP as a modification of the coverage on existing insurance in force, and therefore when estimating our market share based on NIW, we exclude HARP NIW from total industry NIW. However, HARP is included as part of total industry NIW when showing private mortgage insurance penetration for the industry.

  Competition

        The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, name recognition, reputation, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of seven active private mortgage insurers, including Essent and affiliates of each of CMG Mortgage Insurance Company (which was acquired by Arch Capital Group in 2014), Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation, Radian Guaranty Inc. and United Guaranty Corporation.

        We and other private mortgage insurers compete directly with Federal and state governmental and quasi-governmental agencies that provide mortgage insurance, principally, the FHA and, to a lesser degree, the VA. As discussed above, the FHA's share of the mortgage insurance market increased following the financial crisis and has decreased as the private mortgage insurance industry has recovered. In addition to competition from the FHA and the VA, we and other private mortgage insurers currently face limited competition from state-sponsored mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

        Our industry also competes with alternatives to mortgage insurance, which includes products designed to eliminate the need for private mortgage insurance, such as "piggyback loans", which combine a first lien loan with a second lien. In addition, we compete with investors willing to hold credit risk on their own balance sheets without credit enhancement and, in some markets, with alternative forms of credit enhancement such as structured finance products and derivatives.

Our Products and Services

  Mortgage Insurance

        In general, there are two principal types of private mortgage insurance, primary and pool.

  Primary Mortgage Insurance

        Primary mortgage insurance provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is typically offered to customers on individual loans at the time of origination on a flow basis. Substantially all of our policies are primary mortgage insurance.

        Customers that purchase our primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a low down payment loan must comply with the coverage percentages established by that GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, our risk across all policies written is approximately 24% of the underlying primary insurance in force, but may vary from policy to policy between 6% and 35% coverage.

        We file our premium rates with the insurance departments of the 50 states and the District of Columbia. Premium rates cannot be changed after the issuance of coverage and premiums applicable to an individual loan are based on a broad spectrum of risk variables including coverage percentages, loan to value, or LTV, loan and property attributes, and borrower risk characteristics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Net Premiums Written and Earned" and "—Key Performance Indicators—Average Premium Rate."

        Premium payments for primary mortgage insurance coverage are typically made by the borrower. Mortgage insurance paid directly by the borrower is referred to as borrower-paid mortgage insurance, or "BPMI". If the borrower is not required to pay the premium, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance. In either case, the payment of premium to us generally is the legal responsibility of the insured.

        Premiums are generally calculated as a percentage of the original principal balance and may be paid as follows:

  •
  monthly, where premiums are collected on a monthly basis over the life of the policy;

  •
  single, where the entire premium is paid upfront at the time the mortgage loan is originated; or

  •
  annually, where premiums are paid in advance for the subsequent 12 months.

        Although we have not issued any such policies to date, we may in the future also be paid on a "split" basis, where an initial premium is paid upfront along with subsequent monthly payments.

        In general, we may not terminate mortgage insurance coverage except in the event there is non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may technically cancel mortgage insurance coverage at any time at their option or upon mortgage repayment, which is accelerated in the event of a refinancing. However, in the case of loans sold to the GSEs, lender cancellation of a policy not eligible for cancellation under the GSE rules may be in violation of the GSEs' charter. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The Homeowners Protection Act of 1998, or HOPA, also requires the automatic termination of BPMI on most loans when the LTV ratio, based upon the original property value and amortized loan balance, reaches 78%, and also provides for cancellation of BPMI upon a borrower's request when the LTV ratio, based on the current value of the property, reaches 80%, upon satisfaction of the conditions set forth in HOPA. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.

  Pool Insurance

        Pool insurance is typically used to provide additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if such loan has primary coverage, as well as the total loss on a defaulted mortgage loan that did not have primary coverage. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. In another variation, generally referred to as modified pool insurance, policies are structured to include an exposure limit for each individual loan as well as an aggregate loss limit or a deductible for the entire pool. To date, we have not written any pool insurance and have written a de minimis amount of modified pool insurance.

  Master Policy and Clarity of Coverage Endorsement

        We issue a master policy to each customer approved by our counterparty risk department before accepting their business. The master policy sets forth the general terms and conditions of our mortgage insurance coverage, including loan eligibility requirements, coverage term, policy administration, payment processing, and exclusions or reductions in coverage.

        Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan through remedies including the right to rescind coverage. The relationships between the legacy private mortgage insurers and mortgage lenders have been strained since the financial crisis, in part due to a historically high rate of rescissions, in particular for loans originated from 2006 to 2008. As a result of this rescission activity, lenders found themselves exposed to unanticipated losses. In response, we introduced the Clarity of Coverage® endorsement to our master policy, which provides for fair and transparent treatment of claim investigations and coverage rescissions for every loan we insure. Specifically, Clarity of Coverage identifies what misrepresentations or underwriting errors will be deemed material and, consequently, would be grounds for rescinding a policy. Among other terms beneficial to the customer, in the case of policies underwritten on a delegated basis, after 36 months of timely borrower payments from their own funds we will not rescind coverage unless we identify fraud or misrepresentation of certain material eligibility factors. For policies we underwrite on a non-delegated basis, we assume responsibility for underwriting and will not rescind coverage if we made an underwriting error. We believe this transparency enhances the value of our insurance coverage and serves as an important differentiator for us in the market.

        The GSEs have approved the terms of our current master policy. Any new master policy, or material changes to our existing master policy, would be subject to approval by the GSEs and the insurance regulators of each of the states and the District of Columbia. The GSEs have proposed new minimum standards for mortgage insurer master policies, including standards relating to rescission rights, with revised master policy requirements expected to be implemented no earlier than July 1, 2014. In response to these proposed changes, Essent Guaranty, Inc. has received GSE approval for new master policy forms and has filed those policy forms with the state insurance regulators for their approval. See "Risk Factors—Risks Relating to Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.

  Contract Underwriting

        In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis. As a part of these services, we assess whether data provided by the customer relating to a mortgage application complies with the customer's loan underwriting guidelines. These services are provided for loans that require private mortgage insurance, as well as for loans that do not require private mortgage insurance. Under the terms of our contract underwriting agreements with customers and subject to contractual limitations on liability, we agree to indemnify the customer against losses incurred in the event that we make an underwriting error and such error materially restricts or impairs the saleability of a loan, results in a material reduction in the value of a loan or results in the customer being required to repurchase a loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. See "Risk Factors—Risks Relating to Our Business—We face risks associated with our contract underwriting business."

  Triad Services

        In connection with the acquisition in 2009 of our mortgage insurance platform from Triad Guaranty Inc. and its wholly owned subsidiary, Triad Guaranty Insurance Company, which we refer to collectively as Triad, we agreed to provide certain information systems maintenance and development services to Triad as its legacy insurance portfolio runs off. Triad retains the obligation for all risks insured under its existing insurance contracts and will continue to directly manage loss mitigation and claim activity on its insured business.

Our Mortgage Insurance Portfolio

        All of our policies in force were written since May 2010. We believe that we have a high quality portfolio of mortgage insurance that is strong across a variety of metrics.

  Insurance in Force by Policy Year

        The following table sets forth our insurance in force, or IIF, as of December 31, 2013, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2013	$20,523,351	64.1%
2012	9,628,905	30.1
2011	1,766,709	5.5
2010	109,231	0.3

	$32,028,196	100.0%

  Portfolio Characteristics

        The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and loan type and amortization as of December 31, 2013 and 2012. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.

Portfolio by Credit Score

	As of December 31,
Total IIF by FICO score ($ in thousands)	2013		2012
≥760	$17,102,961	53.3%	$7,778,575	57.1%
740 - 759	5,724,933	17.9	2,402,603	17.6
720 - 739	4,380,452	13.7	1,801,292	13.2
700 - 719	2,646,717	8.3	988,160	7.3
680 - 699	1,665,196	5.2	520,496	3.9
≤679	507,937	1.6	137,854	0.9

Total	$32,028,196	100.0%	$13,628,980	100.0%

	As of December 31,
Total RIF by FICO score ($ in thousands)	2013		2012
≥760	$4,106,913	52.9%	$1,822,677	56.6%
740 - 759	1,399,308	18.0	572,440	17.8
720 - 739	1,081,286	13.9	435,100	13.5
700 - 719	637,086	8.2	230,802	7.2
680 - 699	415,414	5.3	126,200	4.0
≤679	128,598	1.7	34,412	0.9

Total	$7,768,605	100.0%	$3,221,631	100.0%

Portfolio by LTV

	As of December 31,
Total IIF by LTV ($ in thousands)	2013		2012
85.00% and below	$4,322,612	13.5%	$1,994,994	14.6%
85.01% to 90.00%	12,171,460	38.0	5,739,703	42.1
90.01% to 95.00%	15,121,279	47.2	5,839,127	42.8
95.01% and above	412,845	1.3	55,156	0.5

Total	$32,028,196	100.0%	$13,628,980	100.0%

	As of December 31,
Total RIF by LTV ($ in thousands)	2013		2012
85.00% and below	$474,763	6.1%	$215,739	6.7%
85.01% to 90.00%	2,858,683	36.8	1,334,525	41.4
90.01% to 95.00%	4,296,135	55.3	1,653,258	51.3
95.01% and above	139,024	1.8	18,109	0.6

Total	$7,768,605	100.0%	$3,221,631	100.0%

Portfolio by Loan Amortization Period

	As of December 31,
Total IIF by Loan Amortization Period ($ in thousands)	2013		2012
FRM 30 years and higher	$27,364,633	85.4%	$11,211,969	82.3%
FRM 20 - 25 years	1,086,120	3.4	585,365	4.3
FRM 15 years	2,354,656	7.4	1,206,579	8.9
ARM 5 years and higher	1,222,787	3.8	625,067	4.5

Total	$32,028,196	100.0%	$13,628,980	100.0%

  Portfolio by Geography

        Our in force portfolio is geographically diverse. As of December 31, 2013, only two states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 4% of our portfolio, as measured by either IIF or RIF. The following tables provide detail of the IIF and RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2013 and 2012.

Top Ten States

	As of December 31,
	2013	2012
IIF by State
CA	11.1%	10.9%
TX	8.2	7.9
FL	4.6	3.7
NC	4.3	4.3
IL	4.0	4.4
NJ	3.8	4.1
WA	3.6	3.2
PA	3.6	4.1
GA	3.5	3.2
AZ	3.5	3.3
All Others	49.8	50.9

Total	100.0%	100.0%

	As of December 31,
	2013	2012
RIF by State
CA	10.5%	10.4%
TX	8.0	7.7
FL	4.8	3.8
NC	4.4	4.4
IL	4.0	4.4
NJ	3.7	4.0
WA	3.6	3.3
PA	3.6	4.2
GA	3.6	3.4
NY	3.3	3.8
All Others	50.5	50.6

Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	As of December 31,
	2013	2012
IIF by Metropolitan Statistical Area
Chicago-Joliet-Naperville, IL	3.1%	3.4%
Houston-Sugar Land-Baytown, TX	2.8	2.8
Phoenix-Mesa-Glendale, AZ	2.7	2.6
Atlanta-Sandy Springs-Marietta, GA	2.6	2.4
Los Angeles-Long Beach-Glendale, CA	2.5	2.5
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.4	2.5
Minneapolis-St. Paul-Bloomington, MN-WI	2.2	1.8
Denver-Aurora, CO	2.2	2.3
New York-White Plains-Wayne, NY-NJ	2.0	2.4
Dallas-Plano-Irving, TX	2.0	1.8
All Others	75.5	75.5

Total	100.0%	100.0%

	As of December 31,
	2013	2012
RIF by Metropolitan Statistical Area
Chicago-Joliet-Naperville, IL	3.2%	3.4%
Atlanta-Sandy Springs-Marietta, GA	2.7	2.5
Houston-Sugar Land-Baytown, TX	2.7	2.7
Phoenix-Mesa-Glendale, AZ	2.5	2.5
Los Angeles-Long Beach-Glendale, CA	2.4	2.4
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.3	2.5
Minneapolis-St. Paul-Bloomington, MN-WI	2.3	2.0
Denver-Aurora, CO	2.1	2.2
Seattle-Bellevue-Everett, WA	2.0	2.0
New York-White Plains-Wayne, NY-NJ	1.9	2.3
All Others	75.9	75.5

Total	100.0%	100.0%

Customers

        Our customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. We classify our customers into two broad categories and segment our marketing efforts based on the customer's operating model and whether decisions to select a mortgage insurance provider are made centrally, or at the field or customer branch level:

  •
  Centralized—Centralized customers make decisions regarding the placement and allocation of mortgage insurance among their approved private mortgage insurers at the corporate level. Generally, these customers consist of the larger, national mortgage originators which originate loans across multiple states, but there are several regional and mid-size lenders which use this method as well.

  •
  Decentralized—Decentralized customers make mortgage insurance purchasing decisions at the field or branch level. These customers generally are more prevalent with regional and mid-size lenders which originate mortgages in a smaller geographic footprint, but are also seen, on a limited basis, among some national lenders.

        We seek to maintain strong institutional relationships with all our customers. We provide them with ongoing risk, sales, training, service and product development support. We maintain regular and ongoing dialogue with our customers to develop an in-depth understanding of their strategies and needs, to share market perspectives and industry best practices, and to offer tailored solutions and training where necessary on a local level.

        The following table provides detail on the percentage of our total NIW generated by centralized and decentralized customers, respectively, during the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Centralized	56.0%	67.9%	87.6%
Decentralized	44.0	32.1	12.4

Total	100.0%	100.0%	100.0%

        We had master policy relationships with approximately 935 customers as of December 31, 2013.

        Our top ten customers generated 49.6% of our NIW during the year ended December 31, 2013, compared to 60.4% and 84.9% for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, one customer, Wells Fargo, exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to Our Business—Our revenues, profitability and returns would decline is we lose a significant customer."

        As we have grown, we have successfully diversified our customer base. The following chart provides detail on the percentage of our NIW production generated by our top customers for each of the years ended December 31, 2013, 2012 and 2011.

Percentage of NIW by Top Customers

Sales and Marketing

        Our sales and marketing efforts are designed to help us establish and maintain in-depth, quality customer relationships. We organize our sales and marketing efforts based on our centralized and decentralized customer segmentation, giving additional consideration to a customers' geographic location and whether its lending footprint is national or regional in nature.

        We emphasize a collaborative approach with our customers that includes educational offerings and joint product development and marketing initiatives, including:

  •
  Regular Portfolio and Risk Management Reviews.  We conduct quarterly or semiannual insured mortgage portfolio reviews with customers, including detailed loan performance metrics.

  •
  Joint Product Development and Marketing Initiatives.  We emphasize the development of specialized products and programs that provide increased opportunities for customers and address targeted segments of the market. We recognize the value in developing new products collaboratively with our customers. We also work closely with customers to understand their strategic priorities and business objectives while identifying opportunities that will enhance and complement the customers' marketing activities.

  •
  Customer Service, Support and Trainings.  We have an experienced and knowledgeable customer services team that strives to provide premier service to our customers. We dedicate service representatives to our customers so they can establish relationships with their customer peers and become thoroughly familiar with unique customer systems, processes and service needs. We have developed mortgage industry training courses that are offered to our customers as a value added service. We have an experienced team that maintains the course materials so that they are relevant and current and who facilitate training sessions for our customers.

        We have an experienced team of national and regional account managers strategically deployed nationwide that markets our mortgage insurance products and support services.

        We assign national account managers to each of the national lenders, providing a point of communication between us and the customer's senior management team. These professionals are responsible for the development and execution of sales and marketing strategies aimed at growing customer volumes and ensuring each customer's needs are understood and helping them to pursue their strategies. The national account managers also coordinate the direct communication of customers with our underwriting and risk management groups to provide a continual flow of information between the organizations.

        We also have regional account managers and dedicated support staff operating in eight defined geographic regions. Our regional account managers play a similar role to our national account managers with respect to customer relationship management, education and customer training, serving as our primary point of contact for small and mid-sized regional lenders operating in a given territory. Regional account managers also support our national account team by assisting with our efforts to directly market and service the branch locations of certain national lenders.

        We support our national and regional sales force, and improve their effectiveness in acquiring new customers, by raising our brand awareness through advertising and marketing campaigns, website enhancements, electronic communication strategies and sponsorship of industry and educational events.

        We continue to build our sales force by hiring qualified mortgage professionals who generally have well-established relationships with industry leading lenders and significant experience in both mortgage insurance and mortgage lending. Our approach is reflected in and supported by our compensation structure, pursuant to which we have successfully implemented a non-commission-based structure that includes an equity ownership program, which we believe aligns their efforts with our long-term corporate objectives, including providing better customer service and better risk selection.

Information Technology

        We have a highly automated business that relies on information technology. We accept insurance applications through electronic submission and issue electronic insurance approvals. In order to facilitate this process, we establish direct connections to the origination and servicing systems of our customers and servicers, which may require a significant upfront investment. We also provide our customers secure access to our web-based mortgage insurance ordering and servicing systems to facilitate transactions.

        Since we acquired our mortgage insurance platform, we have continued to upgrade and enhance systems and technology, including:

  •
  investing in new customer-facing technology that enables our customers to transact business faster and easier, whether over an internet browser or through direct system-to-system interfacing with our customers' loan origination and servicing systems;

  •
  integrating our platform with third-party technology providers used by our customers in their loan origination process and for ordering mortgage insurance;

  •
  developing and implementing a business rules engine that automatically enforces our eligibility guidelines and pricing rules at the time the mortgage insurance application is submitted; and

  •
  implementing advanced business process management software that focuses on improving our underwriting productivity and that may also be used to improve our quality assurance and loss management functions.

        We believe that our technology, together with our information technology team, has greatly enhanced our operating efficiency and created competitive advantages. This team is experienced in large-scale project delivery, including mortgage insurance administration systems and the development of web-enabled servicing capabilities. Technology costs are managed by standardizing our technology infrastructure, consolidating application systems, managing project execution risks and using contract employees as needed.

Underwriting

        We have established underwriting guidelines that we believe protect our balance sheet and result in the insurance of high quality business. Most applications for mortgage insurance are submitted to us electronically and we rely upon the lender's representations and warranties that the data submitted is true and correct when making our insurance decision. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, restrict our coverage to mortgages that meet our requirements with respect to borrower FICO scores, maximum debt-to-income levels, maximum LTV ratios and documentation requirements. Our underwriting guidelines also limit the coverage we provide for mortgages made with certain high risk features, including those for cash-out refinance, second homes or investment properties.

        We regularly seek to enhance our underwriting guidelines through extensive data gathering, detailed loan level risk analysis, and assessments of trends in key macroeconomic factors such as housing prices, interest rates and employment. We utilize proprietary models that enable us to assess individual loan risks with a high degree of granularity and set pricing for our policies within a risk-adjusted return framework. See "—Risk Management" below. We have adopted a balanced underwriting approach, which considers our risk analysis, return objectives and market factors.

        At present, our underwriting guidelines are broadly consistent with those of the GSEs. Many of our customers use the GSEs' automated loan underwriting systems, Desktop Underwriter® and Loan Prospector®, for making credit determinations. We accept the underwriting decisions made by GSEs' underwriting systems, subject to certain additional limitations and requirements.

        Our primary mortgage insurance policies are issued through one of two programs:

  •
  Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2013, approximately 69% of our insurance in force had been originated on a delegated basis, compared to 75% as of December 31, 2012. See "Risk Factors—Risks Relating to Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

  •
  Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting and will not rescind coverage if we make an underwriting error, subject to the terms of our Clarity of Coverage commitment. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2013, approximately 31% of our insurance in force had been originated on a non-delegated basis, compared to 25% as of December 31, 2012.

        We maintain primary underwriting centers in Radnor, Pennsylvania, Winston-Salem, North Carolina and Irvine, California. We believe that the geographical distribution of our underwriting staff allows us to make underwriting determinations across different time zones and to best serve customers across the United States. Although our employees conduct the substantial majority of our non-delegated underwriting, we engage underwriters on an outsourced basis from time to time in order to provide temporary underwriting capacity.

Risk Management

        We have established risk management controls throughout our organization and have a risk management framework that is designed to reduce the volatility of our financial results and capital position. The risk committee of our board of directors has formal oversight responsibility for the risks associated with our business and is supported by a management risk committee, chaired by our Chief Risk Officer, comprised of all senior members of our executive team.

        We believe that our risk management framework encompasses all of the major risks we face, including our mortgage insurance portfolio, investment risk, liquidity risk and regulatory compliance risk, among others. The majority of our risk analysis is directed toward the risks embedded in our mortgage insurance portfolio. As such, we have established a risk management approach that analyzes the risk across the full life cycle of a mortgage, into what we term the "loan life cycle."

  Loan Life Cycle Risk Management

        We generally break down the loan life cycle risk management process into three components:

  •
  Customer qualification—customer review and approval process;

  •
  Policy acquisition—loan underwriting, valuation and risk approval; and

  •
  Portfolio management—loan performance and lender monitoring with continuous oversight through the settlement of a claim.

        Customer qualification involves a process in which we diligence a potential customer's financial resources, operational practices, management experience and track record of originating quality mortgages prior to formalizing a customer relationship. We leverage the experience of our management team to pre-screen lenders prior to formally engaging and performing a lender qualification review. Once engaged, our counterparty risk management team conducts a lender qualification review with oversight from the management risk committee. Approved lenders are subject to clear parameters regarding underwriting delegation status, credit guideline requirements and variances and collateral thresholds and volume mix expectations for loan diversification.

        The policy acquisition process involves the establishment of underwriting guidelines, pricing schedules and aggregate risk limits. See "—Underwriting" above. These guidelines and schedules are coded in our credit risk rule engine which is utilized to screen each loan underwritten, and are constructed to ensure prudent risk acquisition with adequate return on capital. These guidelines and schedules are maintained and periodically reviewed by our risk management team and adjusted to reflect the most current risk assessment based on ongoing experience in the insurance portfolio as well as industry loan quality trends.

        The portfolio management process involves two main functions, quality assurance, or QA, reviews, and a comprehensive surveillance protocol, in order to provide customers timely feedback that fosters high quality loan production. Through our QA process, we review a statistically significant sample of individual mortgages from our customers to ensure that the loans accepted through our underwriting process meet our pre-determined eligibility and underwriting criteria. The QA process allows us to identify trends in lender underwriting and origination practices, as well as to back-test underlying reasons for delinquencies, defaults and claims within our portfolio. The information gathered from the QA process is incorporated into our policy acquisition function and is intended to prevent continued aggregation of underperforming risks. Our surveillance protocol maintains oversight over customer and vendor activities, industry dynamics, production trends and portfolio performance. The portfolio management process also involves loss mitigation aimed to reduce both frequency and severity of non-performing risk. See "—Defaults and Claims" below.

  Modeling and Analytics

        Our risk management professionals are supported by substantial data analysis and sophisticated risk models. We have a dedicated modeling and analytics team which is responsible for delivering actionable models, tools, analysis and reporting to inform our credit underwriting and pricing decisions. The team analyzes mortgage, financial, economic and housing data to develop proprietary behavioral models that help us assess credit, prepayment and loss severity trends and collateral valuation models to help inform business decisions. Performance and profitability are evaluated across customers and products to identify the emergence of potential weaknesses and adverse risks. Geographic housing market analysis also is utilized in establishing market restrictions for certain products and segments. We utilize an economic capital framework to evaluate risk-adjusted returns. We also perform stress tests on our portfolio to analyze how our book of business may perform under adverse scenarios. We believe that our economic capital framework and stress testing analysis helps to inform our optimal capitalization targets, allowing us to prudently manage and protect our balance sheet.

Defaults and Claims

  Defaults

        The default and claim cycle for a mortgage insurance policy begins with receipt of a default notice from the servicer. Defaults may occur for a variety of reasons including death or illness, divorce or other family problems, unemployment, changes in economic conditions, declines in property values that cause the outstanding mortgage amount to exceed the value of a home or other events. We consider a loan to be in default when we are notified by the servicer that the borrower has missed at least two consecutive monthly payments.

        We expect servicers to make timely collection efforts on borrowers who have defaulted, and to attempt to restore the defaulted mortgage, and our mortgage insurance coverage, to current status. If the servicer cannot restore a borrower to current status, the servicer may be able to offer the borrower a forbearance or loan modification alternatives. Where these alternatives cannot cure the default, the servicer is responsible for pursuing remedies for the default, including foreclosure or accepting a short sale or deed in lieu of foreclosure. Among other requirements, servicers operate under protocols established by the GSEs. See "Risk Factors—Risks Relating to Our Business—If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase."

        The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default, as of December 31, 2013 and 2012:

Number of Loans in Default and Default Rate

	December 31,
	2013	2012
Number of policies in force	141,417	59,764
Loans in default	159	56
Percentage of loans in default	0.11%	0.09%

Loan Defaults by Originating Year

	December 31, 2013			December 31, 2012
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010	1	0.1%	$9	6	0.5%	$269
2011	52	0.4	2,314	36	0.3	1,504
2012	79	0.2	3,649	14	0.0	862
2013	27	0.0	1,285	N/A	N/A	N/A

Total	159		$7,257	56		$2,635

        We have experienced a low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 9.9 months as of December 31, 2013, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses experienced by the mortgage insurers that wrote business in 2009 and prior years.

  Claims

        Defaulted mortgages that are not cured turn into claims. The insured customer must acquire title to the property before submitting a claim. The time in which a customer may acquire title to a property through foreclosure varies, depending on the state in which the property is located. Historically, on average, mortgage insurers do not receive a request for claim payment until approximately 18 months following a default on a first-lien mortgage. This time lag has increased in recent years as the industry has experienced a slowdown in foreclosures (and, consequently, a slowdown in claims submitted to mortgage insurers) largely due to foreclosure moratoriums imposed by various government entities and lenders and increased scrutiny within the mortgage servicing industry on the foreclosure process.

        Upon review and determination that a claim is valid, we generally have the following three settlement options:

  •
  Percentage option—determined by multiplying the claim amount by the applicable coverage percentage, with the customer retaining title to the property. The claim amount is defined in the master policy as consisting of the unpaid loan principal, plus past due interest, subject to a defined maximum, and certain expenses associated with the default;

  •
  Third-party sale option—pay the amount of the claim required to make the customer whole, commonly referred to as the "actual loss amount" (not to exceed our maximum liability as outlined under the percentage option), following an approved sale; or

  •
  Acquisition option—pay the full claim amount and acquire title to the property.

        Notwithstanding our Clarity of Coverage commitment, we believe there are opportunities to mitigate losses between the time a loan defaults and the ultimate loss we may experience. Because of the small number of defaults and filed claims in our insurance portfolio to date, our opportunities to pursue these activities have been limited. However, we expect both defaulted loan counts and claim filings to increase as our portfolio grows and matures, expanding the potential benefit from these loss mitigation activities. Our loss mitigation and claims area is led by seasoned personnel supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with our servicers and the GSEs with regard to appropriate servicing and loss mitigation practices.

Investment Portfolio

        Our investment portfolio, including cash, compromises the largest single component of our balance sheet, representing 95% of our total assets at December 31, 2013. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2013, all of our investment securities were rated investment-grade.

        Our board of directors annually adopts an investment policy that defines specific limits for asset sectors, single issuer, credit rating, asset duration, industry and geographic concentration and eligible and ineligible investments. Our senior management is responsible for the execution of our investment strategy and compliance with the adopted investment policy, and review investment performance and strategy with the investment committee of the board of directors on a quarterly basis.

        Our current strategy for the investment portfolio is focused primarily on the following: selecting investment-grade, fixed income securities; maintaining sufficient liquidity to meet expected and unexpected financial obligations; mitigating interest rate risk through management of asset durations; continuously monitoring investment quality; and restricting investments to assets that are highly correlated to the residential mortgage market.

        We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 89% of our investment assets, excluding cash, were managed by external managers as of December 31, 2013. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming and we have not recorded impairments or realized material losses on any investment assets. We measure investment performance against a market benchmark on both total return and return volatility dimensions.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments" for information regarding the performance of our investment portfolio.

Regulation

  Direct U.S. Regulation

        We are subject to comprehensive, detailed regulation by Federal regulators and state insurance departments. State regulations are principally designed for the protection of the public and our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or to officials to examine insurance companies and to enforce rules or to exercise discretion affecting almost every significant aspect of the insurance business.

  GSE Qualified Mortgage Insurer Requirements

        Pursuant to their charters, Fannie Mae and Freddie Mac purchase or guaranty low down payment loans insured by entities that they determine to be qualified mortgage insurance companies. Both Fannie Mae and Freddie Mac have published comprehensive requirements to become and remain a qualified mortgage insurer. The Federal Housing Finance Agency, or FHFA, as the conservator of the GSEs, has the authority to establish the priorities of the GSEs and to control and direct their operations. The FHFA has established a strategic plan for the GSEs, and publishes a scorecard that sets annual objectives for the GSEs under that strategic plan. In March 2013, the FHFA released its 2013 scorecard detailing specific priorities for Fannie Mae and Freddie Mac in 2013. Among the goals in the 2013 scorecard is the development by the GSEs of aligned counterparty risk management standards for mortgage insurers that include uniform master policy and eligibility requirements. In December 2013, the FHFA informed mortgage insurers that prior to the public release of proposed new eligibility requirements, such requirements would be provided to state regulators for review and comment. We anticipate that state regulatory review of the proposed eligibility requirements will be conducted and completed, and that new eligibility standards will be promulgated, sometime in 2014. Our primary insurance subsidiary, Essent Guaranty, Inc., is currently approved by both Fannie Mae and Freddie Mac as a mortgage insurer, but Essent Guaranty, Inc.'s longer term eligibility may be impacted by its continuing compliance with the eligibility requirements. The GSEs have also proposed minimum standards for mortgage insurer master policies, including standards relating to limitations of a mortgage insurer's rescission rights. We expect the GSEs to implement these revised standards for master policies no earlier than July 1, 2014. In response to these proposed changes, Essent Guaranty, Inc. has received approval from the GSEs for its new master policy forms and has filed those policy forms for the state insurance regulators for their approval.

  State Insurance Regulation

        Our U.S. insurance subsidiaries are required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which it is licensed to transact business, to make various filings with those insurance regulatory authorities and with the National Association of Insurance Commissioners, or NAIC, including quarterly and annual financial statements prepared in accordance with statutory accounting principles. We are licensed in all fifty states and the District of Columbia. Most states also regulate transactions between insurance companies and their affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a description of limits on dividends payable to Essent Group Ltd. from our insurance subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

        In general, state regulation of our insurance business relates to:

  •
  licenses to transact business;

  •
  producer licensing;

  •
  approval of policy forms;

  •
  approval of premium rates;

  •
  limits on insurable loans;

  •
  quarterly, annual and other reports on our financial condition;

  •
  the basis upon which assets and liabilities must be stated;

  •
  requirements regarding contingency reserves;

  •
  minimum capital levels and adequacy ratios;

  •
  limitations on the types of investment instruments which may be held in an investment portfolio;

  •
  special deposits of securities;

  •
  limits on dividends payable;

  •
  advertising compliance;

  •
  establishment of reserves;

  •
  claims handling;

  •
  hazardous financial condition; and

  •
  enterprise risk management.

        Mortgage insurance premium rates are regulated to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. See "Management's Discussion and Analysis—Liquidity and Capital Resources" for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

        The insurance holding company laws and regulations of Pennsylvania, the state in which our insurance subsidiaries are domiciled, regulate, among other things, certain transactions between Essent Group Ltd., our insurance subsidiaries and other parties affiliated with us and certain transactions involving our common shares, including transactions that constitute a change of control of Essent Group Ltd. and, consequently, a change of control of our insurance subsidiaries. Specifically, these laws and regulations require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, prior written approval must be obtained from the Pennsylvania Insurance Department. The Pennsylvania Insurance Department is required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.

        State insurance law, and not Federal bankruptcy law, would apply to any insolvency or financially hazardous condition of our insurance subsidiaries.

  Statutory Accounting

        The preparation of financial statements in conformity with state-regulated statutory accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

        We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of our net earned premiums. These amounts generally cannot be withdrawn for a period of 10 years, except as permitted by applicable insurance law and regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For further information, see Note 17 to our consolidated financial statements entitled "Statutory Accounting" included elsewhere in this Annual Report.

  Federal Laws and Regulation

        Certain Federal laws directly or indirectly affect private mortgage insurers. Private mortgage insurers are impacted indirectly by Federal law and regulation affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and the VA. For example, changes in Federal housing laws and regulation or other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on us. In addition, mortgage origination and servicing transactions are subject to compliance with various Federal and state laws, including the Real Estate Settlement Procedures Act, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act, or TILA, the Homeowners Protection Act of 1998, or HOPA, the Fair Credit Reporting Act of 1970, the Fair Debt Collection Practices Act, and others. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities, require disclosures of the cost of credit and provide for other consumer protections.

  Dodd-Frank Act

        The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, which we refer to as the Dodd-Frank Act, amended certain provisions of TILA and RESPA that may have a significant impact on our business prospects. The Consumer Financial Protection Bureau, or CFPB, a Federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions. On January 10, 2014, the CFPB implemented a final rule regarding Qualified Mortgages, or QMs, and Federal banking regulators, the Department of Housing and Urban Development, or HUD, and the FHFA are in the process of finalizing a rule on Qualified Residential Mortgages, or QRMs, both of which are discussed further below. The CFPB also recently published final residential mortgage servicing rules providing for amendments to Regulation Z (promulgated pursuant to TILA) and RESPA. The full scope of the Dodd-Frank Act and its impact on the mortgage insurance industry remains uncertain at this time.

  Qualified Mortgage Regulations—Ability to Repay Requirements

        The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages. Under the Dodd-Frank Act, the CFPB is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. Creditors who violate the ability-to-repay standard can be liable for all interest and fees paid by the borrower as well as actual and statutory damages. Furthermore, the borrower may assert this as a defense by recoupment or set off without regard to any statute of limitation in any foreclosure action initiated by or on behalf of the creditor, assignee or any holder of the mortgage.

        Pursuant to the CFPB's final rule regarding QMs, which we refer to as the QM Rule, a loan is deemed to be a QM if it meets certain specified requirements, including if:

  •
  the term of the mortgage is less than or equal to 30 years;

  •
  there is no negative amortization, interest only or balloon features;

  •
  the lender properly documents the loan in accordance with the requirements;

  •
  the total "points and fees" do not exceed certain thresholds, generally 3%; and

  •
  the total debt-to-income ratio must not exceed 43%.

        The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold.

        The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans) and certain other government agency insurance programs to develop their own definitions of a qualified mortgage in consultation with CFPB. On September 30, 2013, HUD proposed a separate definition of a qualified mortgage for loans insured by the FHA and adopted a final rule on December 11, 2013. Under the FHA's QM standard, certain loans which would not qualify as QM loans in the conventional market would still be deemed to be QM loans if insured or guaranteed by FHA or HUD. As a result, lenders may favor the use of FHA insurance to achieve the legal protections of a making a QM loan through the FHA, even if the same loan could be made at the same or lower cost to the borrower using private mortgage insurance, which could adversely impact our business. To the extent that the other government agencies adopt their own definitions of a QM which are more favorable to lenders and mortgage holders than those applicable to the market in which we operate, our business may be adversely affected.

        The QM Rule also provides for a second, temporary category that allows for more flexible underwriting requirements. To qualify under the temporary QM definition, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by either of the GSEs (while they remain under conservatorship), the FHA, the VA, the Department of Agriculture or the Rural Housing Service. This temporary QM category expires on January 10, 2021, or earlier if the Federal agencies issue their own qualified mortgage rules or, with respect to GSEs, if the FHFA's conservatorship ends. In May 2013, the FHFA directed the GSEs to limit purchases after January 10, 2014 to loans that meet certain QM criteria, namely loans that are fully amortizing, have terms of 30 years or less, and have points and fees representing 3% or less of the total loan amount.

        Under the QM Rule, mortgage insurance premiums that are payable by the consumer at or prior to consummation of the loan are includible in the calculation of points and fees unless, and to the extent that the up-front premiums, or UFPs, are (i) less than or equal to the UFPs charged by the

FHA, and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. Our borrower-paid single premium products, both refundable and non-refundable, may be includible within the points and fees calculation under the QM Rule. As noted above, the QM Rule includes a limitation on points and fees in excess of 3% of the total loan amount. Because inclusion of mortgage insurance premiums in the calculation of points and fees will reduce the capacity for other points and fees in order for lenders to comply with the cap, mortgage originators may be less likely to utilize borrower-paid single premium mortgage insurance products. Even where the mortgage insurance premium is not directly included in the calculation of points and fees, it may limit the ability of the lender to charge other points and fees. The treatment of mortgage insurance premiums as a component of the points and fees calculation, or the potential indirect impact of mortgage insurance premiums on the total points and fees, may be a key determinant of whether a loan is in the safe harbor, receives a rebuttable presumption of ability to repay, or receives no presumption. As a result, the QM Rule may decrease demand for certain of our single premium products and may increase demand for monthly and annual premium mortgage insurance products that do not impact the points and fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Persistency and Business Mix."

        Although some large lenders have announced plans to originate loans that do not qualify as QMs, we expect that most lenders will be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations will have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and will directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations reduce the size of the origination market, reduce the willingness of lenders to extend low down payment credit, favor alternatives to private mortgage insurance such as government mortgage insurance programs, or change the mix of our business in ways that may be unfavorable to us. See "Risk Factors—Risks Relating to Our Business—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

  Qualified Residential Mortgage Regulations—Risk Retention Requirements

        The Dodd-Frank Act generally requires an issuer of an asset-backed security or a person who organizes and initiates an asset-backed transaction (a "securitizer") to retain at least 5% of the risk associated with securitized mortgage loans, although in some cases the retained risk may be allocated between the securitizer and the mortgage originator. This risk-retention requirement does not apply to a mortgage loan that is a "qualified residential mortgage," or a "QRM", or that is insured or guaranteed by the FHA or other specified Federal agencies. In March 2011, Federal regulators issued a proposed risk-retention rule that included a definition of QRM and an alternative definition. In response to public comment on the initial proposal, on August 28, 2013, Federal regulators made public a revised proposed risk retention rule and QRM definitions, which we refer to as the "Revised Risk Retention Proposal", subject to a public comment period that ended on October 30, 2013. The Revised Risk Retention Proposal would generally define QRM as a mortgage meeting the requirements of a QM (see "—Qualified Mortgage Regulations—Ability to Repay Requirements" above). In addition, an alternative QRM definition, "QM-plus," that was considered but ultimately not selected as the preferred approach, was also proposed for comment. QM-plus utilizes certain QM criteria but also incorporates a maximum LTV standard of 70% and certain other restrictions selected to reduce the risk of default. Under the QM-plus alternative, significantly fewer loans likely would qualify as a QRM and, therefore, be exempt from risk retention. Neither definition of QRM in the Revised Risk Retention Proposal incorporates the use of private mortgage insurance.

        As with the original proposal, under the Revised Risk Retention Proposal, because of the capital support provided by the U.S. government, the GSEs satisfy the Dodd-Frank Act's risk-retention requirements while they are under the conservatorship of the FHFA. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans. In addition, an equivalent guaranty provided by a limited-life regulated entity that has succeeded to the charter of a GSE and that is operating under specified direction and control of the FHFA would satisfy the risk-retention requirements, provided that the entity is operating with capital support from the U.S. government. However, if a GSE or successor limited-life regulated entity began to operate in another manner, then the guaranty provided by the GSE or such other entity may not satisfy the risk-retention requirements. Changes in final regulations regarding treatment of GSE guaranteed mortgage loans, or changes in the conservatorship or capital support provided to the GSEs by the U.S. government, could impact the manner in which the risk-retention rules apply to GSE securitizations and our business.

        By exempting QRMs from the risk-retention requirements, the cost of securitizing these mortgages would be reduced, thus providing a market incentive for the origination of loans that are exempt from the risk-retention requirement. If the final QRM rules treat all QM loans as QRMs, low down payment loans with private mortgage insurance that do not meet the requirements of the QM rule can only be securitized with a risk retention requirement, which may further deter their origination and adversely affect our business. If the final definition includes a substantial down payment requirement, such as incorporated in QM-plus, without recognition of private mortgage insurance to meet the definition, loans with LTVs in excess of the final requirement that are not guaranteed by the GSEs cannot be securitized without risk retention, which may deter their origination and adversely affect our business.

        The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. The impact of these rules on the use of mortgage insurance depends on, among other things, (i) the final definition of QRM, (ii) under the proposed definition, the extent to which the presence of private mortgage insurance may adversely affect the ability of a loan to qualify as a QM and therefore as a QRM, (iii) under the QM-plus definition or any other final definition with an LTV requirement, the level of the final LTV requirement and the extent to which credit would be given for the use of mortgage insurance, if any, in satisfying the LTV requirement, (iv) if, in the future, sellers of loans to the GSEs become subject to risk-retention requirements, and (v) the degree to which originators or issuers subject to risk retention requirements would see it as beneficial to utilize mortgage insurance on non-QRM loans to mitigate their retained credit exposure. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

  Mortgage Servicing Rules

        The Dodd-Frank Act amended and expanded upon mortgage servicing requirements under TILA and RESPA. The CFPB was required to amend Regulation Z (promulgated pursuant to TILA) and Regulation X (promulgated pursuant to RESPA) to conform these regulations to the statutory requirements. Final rules implementing these detailed new mortgage servicing requirements became effective on January 10, 2014. Included within these rules are new or enhanced requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrower, special handling of loans that are in default, and loss mitigation in the event of borrower default. A provision of the required loss mitigation procedures prohibits the loan holder or servicer from commencing foreclosure until 120 days after the borrower's delinquency. Complying with the new rules could cause the servicing of mortgage loans to become more burdensome and costly than it had been prior to the implementation of these rules. As to servicing of mortgage loans covered by our insurance policies, these rules could contribute to delays in realization upon collateral and have an adverse impact on resolution of claims.

  Homeowners Protection Act of 1998

        The Homeowners Protection Act of 1998, or HOPA, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of mortgage insurance. These provisions apply to borrower-paid mortgage insurance for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of mortgage insurance when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. If mortgage insurance coverage is not canceled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate mortgage insurance coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.

  Real Estate Settlement Procedures Act of 1974

        Mortgage insurance generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB, Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received "Civil Investigative Demands" from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. Our primary insurance subsidiary received such an inquiry from the CFPB in January 2012; however, we do not currently have nor have we ever had any captive reinsurance arrangements. In April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance, and a settlement with a fifth private mortgage insurer was announced in November 2013. Under the settlements as approved, the mortgage insurers will end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders. Although we did not participate in the practices that were the subject of the CFPB investigation, the private mortgage industry and our insurance subsidiaries are, and likely will continue to be, subject to substantial Federal and state regulation, which has increased in recent years as a result of the deterioration of the housing and mortgage markets in the U.S. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

  SAFE Act (Mortgage Loan Originator Licensing)

        The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry, or the Registry. The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that are regulated by a Federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the Registry. The SAFE Act generally prohibits employees of a depository institution (including certain of their subsidiaries that are regulated by a Federal banking agency) from originating residential mortgage loans without first registering with the Registry and maintaining that registration. Certain of our underwriters are licensed pursuant to the SAFE Act.

  Privacy and Information Security

        The Gramm-Leach-Bliley Act of 1999, or GLB, imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards, or "Security Guidelines," and interagency regulations regarding financial privacy, or "Privacy Rule," implementing sections of GLB. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution's disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or "opt out" of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions' policies and practices to protect the confidentiality and security of the information. With respect to our business, GLB is enforced by the U.S. Federal Trade Commission, or FTC, and state insurance regulators. Many states have enacted legislation implementing GLB and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLB, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.

  Fair Credit Reporting Act

        The Fair Credit Reporting Act of 1970, as amended, or FCRA, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff and Federal courts to require mortgage insurance companies to provide "adverse action" notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for on the basis of a review of the consumer's credit. We provide such notices as required. Although we have not been involved, there has been class action litigation over these FCRA adverse action notices involving the mortgage insurance industry, including court-approved settlements.

  Housing Finance Reform

        Presently, the Federal government plays a dominant role in the U.S. housing finance system through the involvement of the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return a larger role for private capital and how small the eventual role of government should become. Since the GSEs were placed into conservatorship in September 2008, there have been a wide ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization and elimination of the role of the GSEs, recapitalization of the GSEs and a number of alternatives that combine a Federal role with private capital, some of which eliminate the GSEs and others of which envision an on-going role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or discussed in the U.S. Congress, differing with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the economy make the transition to any new housing finance system difficult.

        The placement of the GSEs into the conservatorship of the FHFA increases the likelihood that the U.S. Congress will address the role and purpose of the GSEs in the U.S. housing market and potentially legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. New Federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, eliminate the requirement altogether or otherwise alter or eliminate the role of the GSEs, and thereby materially affect our ability to compete, demand for our products and the profitability of our business.

        The path of reform is uncertain, but likely will be influenced by a number of factors including the policy direction of the Obama administration. On February 11, 2011, the Obama administration released a proposal to reform the U.S. housing finance market. Under that proposal, the Federal government's role in housing finance would gradually decline, including winding down the GSEs and a corresponding increase in the role of private capital in the system.

        With respect to long-term reform, the proposal outlined three options for a future housing finance system, each of which differs in both the structure and scale of the Federal government's future role:

  •
  Option 1: Privatized system of housing finance with the Federal government's role limited to providing assistance for narrowly targeted groups of borrowers, leaving the vast majority of the mortgage market to the private sector;

  •
  Option 2: Similar to Option 1, but with ability for the Federal government to scale up to a larger share of the market if private capital withdraws in times of financial stress; and

  •
  Option 3: Similar to Option 2, but with assistance to low-and moderate-income borrowers and with the Federal government providing catastrophic reinsurance behind private capital for securities of a targeted range of mortgages.

        Many major housing finance reform proposals from legislators and other parties are premised on an Option 3 model, with government providing a backstop or guarantee for mortgage-backed securities for some portion of the market. For example, in 2013 a proposal by the Bipartisan Policy Center's Housing Commission called for winding down the GSEs and implementing a new system built on a U.S. full faith and credit backstop of mortgage-backed securities but with private capital bearing the predominant risk of credit loss in front of taxpayers. Under an Option 3 model, private mortgage insurance can provide capital to reduce taxpayer credit risk where government provides a backstop or guarantee.

        On August 6, 2013, President Obama publicly addressed housing finance and, among other announcements, issued a set of core principles for housing finance reform which endorsed an Option 3 model intended to ensure widespread and consistent access to 30-year fixed rate mortgages as the role of the GSEs is eventually transitioned out of the housing finance system. The Obama administration also endorsed intermediate steps to transition to a new housing finance system, including systematically reducing the government's credit risk exposure at the GSEs through two key approaches: (i) a capital markets approach in which private investors take on the risk of the portfolio's first losses, and (ii) an insurance approach in which well capitalized and regulated private institutions insure a portfolio of mortgages against default and collect insurance premiums.

        On January 22, 2014, Michael Stegman, Housing Finance Policy Counselor to the Secretary of the Treasury, made remarks reaffirming the commitment of the Obama administration to pursue comprehensive, bipartisan housing finance reform, noting the structural flaws of the legacy GSE-centric mortgage finance system and describing the status quo as "neither sustainable or sensible public policy." The remarks state that the Obama administration is engaged with the Senate Banking Committee to shape policy in line with the Obama administration's principles for reform. The remarks reinforce and extend the position of the Obama administration with regard to housing finance reform, stating among other things support for:

  •
  preservation of a liquid TBA market and broad access to the 30-year mortgage;

  •
  a full faith and credit government guarantee of qualified mortgages standing behind substantial private capital in a first loss position;

  •
  GSE-legacy securities receiving the same full faith and credit guarantee;

  •
  development of a single-security-based future system, with steps taken now to reduce the price gap between Freddie Mac and Fannie Mae securities;

  •
  holding or syndicating credit risk to the capital markets should be separated from the act of securitizing mortgages to help prevent a situation where entities holding credit risk are too important to fail because they also control the pipes and infrastructure needed to create securities, which would also improve competition by lowering the barriers to entry for new players willing to take credit risk since they will have to build less infrastructure in the new system;

  •
  a preference that all single-family mortgages that receive a government-backed wrap be securitized through a single, non-profit securitization utility that would issue standardized mortgage backed securities, replacing the securitization functions that the GSEs perform today;

  •
  attracting significant private capital to take credit risk by granting to the regulator the ability to approve various forms of first loss as long as they meet specified criteria;

  •
  requiring guarantors and aggregators who deliver eligible loans to provide equitable access for lenders of all sizes; and

  •
  transitioning to a future system in a way that does not disrupt liquidity and access to credit, likely over a period of at least five years.

        Several proposals have been and are currently being considered by Congress. On July 24, 2012, the House Financial Services Committee passed H.R. 2767, "The Protecting American Taxpayers and Homeowners Act of 2013", or the "PATH Act", a comprehensive secondary market reform plan similar to Option 1 including a very limited risk-bearing role for government and winding down of the GSEs, as well as extensive reforms to the FHA. Since the fall of 2013, the Senate Banking Committee has held extensive hearings to consider legislation to address secondary market and GSE reform. Legislation in the Senate is likely to be influenced by, among other things, proposed bipartisan legislation co-authored by Senators Bob Corker (R-TN) and Mark Warner (D-VA), titled S. 1217, "The Housing Finance Reform and Taxpayer Protection Act", or the "Corker-Warner Bill". The Corker-Warner Bill sets a framework for GSE and secondary market reform that includes winding down the GSEs over a five year period and the creation of a new entity, the Federal Mortgage Insurance Corporation, or FMIC, as a successor to FHFA with responsibility for running a catastrophic government insurance fund for certain mortgage-backed securities and regulating the operation of the secondary market. Among its provisions, properly underwritten mortgages meeting certain conditions, including private mortgage insurance on loans with LTVs in excess of 80%, will be eligible to be securitized with the catastrophic government guarantee provided by FMIC. The prospects for passage of housing finance and GSE reform legislation remain uncertain in both the House and Senate.

        While neither the Obama administration nor Congress has taken significant actions to wind down the GSEs, the FHFA, as the regulator and conservator of the GSEs, has the authority to establish the priorities of the GSEs and to control and direct their operations. In the absence of comprehensive legislative reform of the GSEs, the FHFA has made changes to the business and operations of the GSEs, in part under the direction of an FHFA-developed strategic plan for the conservatorship of the GSEs. This strategic plan calls for the contraction of the role of the GSEs and expansion of the role private capital through a number of actions, including shrinking the portfolios of the GSEs, raising guaranty fees and consideration of expanded use of credit risk sharing with private market participants, including private mortgage insurance and capital markets.

        On January 6, 2014, former Congressman Mel Watt (D-NC) was sworn into office as the Director of the FHFA. As Director, Mr. Watt may make changes to the priories and direction of the GSEs, but the extent and timing of any such changes is uncertain.

        On December 9, 2013, FHFA announced a further increase in GSE guarantee fees and LLPAs, resulting in an overall expected increase in guarantee fees of 14 basis points on a typical 30-year loan. The changes reflect a greater emphasis on more risk-based pricing, resulting in relatively greater increases on low down payment loans, and are likely to contract the role of the GSEs by raising the cost of GSE loans to lenders and borrowers. The announced changes were to become effective with loans delivered on and after April 1, 2014. However, Director Watt delayed the implementation of these changes pending an evaluation of the full rationale for the plan and the effects on credit cost and availability.

        On December 16, 2013, the FHFA proposed for public comment a plan to gradually reduce the size of loans that Fannie Mae and Freddie Mac may purchase to further the goal of contracting the market presence of the GSEs. In areas where the statutory maximum loan limit for one-unit properties is currently $417,000, the plan contemplates a loan purchase limit of $400,000, representing an approximately four percent reduction. The loan purchase limit would be reduced by the same percentage in other parts of the country, including those areas where current limits are at $625,500, where the limit would decline to $600,000. As part of its proposal, the FHFA seeks input on the implementation of the proposed limits including whether six months' advance notice is adequate, whether it is preferable for FHFA to announce a multi-year schedule of decreases, and to what date any future loan purchase limit reductions should be tied. The contemplated action is a plan and not a final decision. The FHFA stated that no final decision on loan purchase limits will be made until the comments are reviewed and, in any event, the changes would not affect loans originated before October 1, 2014. Public comments on the plan are due by March 20, 2014. Should this proposal be adopted, it could adversely affect our business.

        In the second quarter of 2012, both Fannie Mae and Freddie Mac reported profits for the first time since the fourth quarter of 2006. Also, the second quarter of 2012 was the first time since the financial crisis that neither of the GSEs had to request financial support from the U.S. Treasury. These developments continued in 2013 when both Fannie Mae and Freddie Mac reported record profits. Under the terms of the preferred stock investment agreements between the U.S. Treasury and the GSEs, all GSE profits are remitted to the U.S. Treasury, and as such the return to profitability of the GSEs has become a source of revenues to the Federal government at a time of large Federal deficits. The profitability of the GSEs, and the active interest of investors in GSE securities which would benefit from a recapitalization of the GSEs, may impact the pace and direction of housing finance reform.

        There can be no assurance that other Federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted that will adversely affect the private mortgage insurance industry. See "Risk Factors—Risks Relating to Our Business—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns" and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

  Basel III

        In 1988, the Basel Committee on Banking Supervision, which we refer to as the "Basel Committee," developed the Basel Capital Accord, which we refer to as "Basel I," which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued Basel II, which, among other things, governs the capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved publication of the Basel III Rules, which govern almost all U.S. banking organizations regardless of size or business model. The Basel III Rules revise and enhance the Federal banking agencies' general risk-based capital, advanced approaches and leverage rules. The Basel III Rules became effective on January 1, 2014, with a mandatory compliance date of January 1, 2015 for banking organizations other than advanced approaches banking organizations that are not savings and loan holding companies. On January 1, 2014, most banking organizations became required to begin a multi-year transition period to the full implementation of the new capital framework. The effective date and compliance period, and the beginning of the transitional period, is January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies.

        The Federal banking agencies' proposed rule to implement Basel III in the United States would have made extensive changes to the capital requirements for residential mortgages. In addition, the proposed rule would have eliminated existing capital recognition for certain low down payment mortgages if covered by mortgage insurance. After consideration of extensive comments with regard to the proposed capital rules for residential mortgages, the Federal banking agencies revised the Basel III Rules to retain the treatment for residential mortgage exposures under the general risk-based capital rules and the treatment of mortgage insurance. Consistent with such rules, the Basel III Rules assign a 50 or 100 percent risk weight to loans secured by one-to- four-family residential properties. Generally, residential mortgage exposures secured by a first lien on a one-to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50 percent risk weighting. All other one- to-four family residential mortgage loans are assigned a 100 percent risk weight. The Basel III Rules continue to afford FHA-insured loans a lower risk-weighting than low down payment loans insured with private mortgage insurance, and Ginnie Mae mortgage-backed securities are afforded a lower risk weighting than Fannie Mae and Freddie Mac mortgage-backed securities.

        If implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure, it could adversely affect the size of the portfolio lending market, which in turn would reduce the demand for our mortgage insurance. If the Federal banking agencies revise the Basel III Rules to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private mortgage insurance, or if our bank customers believe that such adverse changes may occur at some time in the future, our current and future business may be adversely affected. In addition, with regard to the separate Basel III Rules applicable to general credit risk mitigation for banking exposures, insurance companies engaged predominantly in the business of providing credit protection, such as private mortgage insurance companies, are not eligible guarantors, which could affect our business prospects.

        See "Risk Factors—Risks Relating to Our Business—The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance."

  Mortgage Insurance Tax Deduction

        In 2006, Congress enacted the private mortgage insurance tax deduction in order to foster homeownership. The deduction was enacted on a temporary basis and it expired at the end of 2011. In January 2013, Congress passed the American Taxpayer Relief Act, which extended the private mortgage insurance tax deduction retroactively for one year and prospectively for one year through 2013. The provisions allowing for the deduction for mortgage insurance premiums expired at the end of 2013. Several pieces of legislation have been introduced to extend the deduction for mortgage insurance premiums, including S. 688, which would permanently extend the deduction for mortgage insurance premiums, and H.R. 3941, which would extend the deduction for mortgage insurance premiums through 2014. Congress may choose to extend the deduction for mortgage insurance premiums for an additional year or may address this issue as part of the comprehensive tax reform debate. We cannot predict whether the tax deduction will be made permanent and if not, whether it will be further extended after 2013.

  FHA Reform

        We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. In HUD's annual report to Congress dated November 16, 2012 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, the capital reserve ratio of the MMIF was a negative 1.44%, below the Congressionally mandated required minimum level of 2%. In part as a result of this capital shortfall, Congress is considering legislation to reform the FHA. In 2012, an FHA reform bill, H.R. 4264 "The FHA Emergency Fiscal Solvency Act of 2012," passed the House of Representatives and came close to passage in the Senate. In July 2013, the House Financial Services Committee passed the PATH Act, which contains among its provisions extensive reforms to the FHA, including an increase to the minimum capital reserve ratio to 4%, a 5% minimum borrower down payment, mandated minimum premiums and increased premium authority, increased authority for the FHA to seek indemnification from lenders for improperly originated loans and requires the implementation of loan level risk sharing agreements. In addition, on July 31, 2013, the Senate Banking Committee passed the S. 1376 "The FHA Solvency Act of 2013," which among other changes, raises the minimum capital reserve ratio to 3%, sets certain minimum and maximum premiums and grants authority for higher premiums than currently permitted, and strengthens the authority of the FHA to seek indemnifications from lenders for improperly originated loans. Despite areas of similarity, such as provisions to strengthen the solvency of the FHA MMIF, there are significant differences between the PATH Act and the FHA Solvency Act of 2013. The prospects for passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, remain uncertain. If FHA reform were to raise FHA premiums, tighten FHA credit guidelines, make other changes which make lender use of the FHA less attractive, or implement credit risk sharing between the FHA and private mortgage insurers, these changes may be beneficial to our business. However, there can be no assurance that any FHA reform legislation will be enacted into law, and what provisions may be contained in any final legislation, if any.

  Federal Insurance Office

        On December 9, 2013, the U.S. Department of the Treasury's Federal Insurance Office released a report entitled "How to Modernize and Improve the System of Insurance Regulation in the United States." This report, which was mandated by Title V of the Dodd-Frank Act, states that that mortgage insurance is "interconnected with other aspects of the federal housing finance system" and will be "an important component of any reform package as an alternative way to place private capital in front of any taxpayer risk." Given this role, the report recommends "national solvency and business practice standards" for mortgage insurers to ensure "confidence in the solvency and performance of housing finance." To the extent any such Federal oversight or standards as may be established exceed the current standards and oversight represented by the overlay of FHFA and GSE-driven eligibility requirements and the direct prudential and solvency regulatory and supervisory oversight of state insurance commissioners, it may adversely affect the results of our business operations.

  Lobbying Disclosure Act of 1995

        We employ an in-house lobbyist in order to engage in the public policy debates that have been referred to herein, and accordingly have registered with the Secretary of the Senate and the Clerk of the House of Representatives as required by the Lobbying Disclosure Act. The Lobbying Disclosure Act requires initial registration and periodic reports relative to an organization's Federal lobbying activities and expenditures.

  Banking Regulation

        The Goldman Sachs Group, Inc., which holds interests in us directly or through its affiliates, is a bank holding company and regulated as a financial holding company under the Bank Holding Company Act, or the BHC Act. Due to the size of its voting and economic interests in us, we are deemed to be controlled by The Goldman Sachs Group, Inc., and are therefore considered to be a non-bank subsidiary of The Goldman Sachs Group, Inc., under the BHC Act. As a result, although we do not engage in banking operations, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and to certain banking laws, regulations and orders that apply to The Goldman Sachs Group, Inc. In addition, we are subject to the examination authority of, and may be required to submit reports to, the CFPB because we are an affiliate of Goldman Sachs Bank USA, which is an insured depository institution with more than $10 billion in assets. The bank regulatory framework is intended primarily to protect depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, the safety and soundness of depository institutions and the financial system as a whole, rather than our shareholders. Because of The Goldman Sachs Group, Inc.'s status as a bank holding company, we have agreed to certain restrictions on our activities imposed by The Goldman Sachs Group, Inc. that are intended to facilitate its compliance with the BHC Act. For a discussion of these restrictions, see "Certain Relationships and Related Party Transactions, and Director Independence" elsewhere in this Annual Report.

        We will remain subject to this regulatory regime until The Goldman Sachs Group, Inc. is no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group, Inc. has significantly reduced its voting and economic interests in us. We cannot predict the ownership level at which the Federal Reserve would consider us no longer controlled by The Goldman Sachs Group, Inc.

        The Goldman Sachs Group, Inc. and its non-bank subsidiaries, including Essent, generally may conduct only activities that are authorized for a bank holding company or a financial holding company under the BHC Act. The scope of services we may provide to our customers is limited under the BHC Act to those which are (i) financial in nature or incidental to financial activities (including insurance underwriting and selling insurance as agent or broker such as our activity of offering private mortgage insurance and reinsurance coverage for single-family mortgage loans) or (ii) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Any failure of The Goldman Sachs Group, Inc. to maintain its status as a financial holding company could result in substantial limitations on our activities and our growth. In particular, our permissible activities could be further restricted to only those that constitute banking or activities closely related to banking. The Goldman Sachs Group, Inc.'s loss of its financial holding company status could be caused by several factors, including any failure by The Goldman Sachs Group, Inc.'s bank subsidiaries to remain sufficiently capitalized, by any examination downgrade of one of The Goldman Sachs Group's bank subsidiaries, or by any failure of one of The Goldman Sachs Group, Inc.'s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the Dodd-Frank Act broadened the requirements for maintaining financial holding company status by also requiring the holding company to remain well capitalized and well managed. We have no ability to prevent such occurrences from happening nor can we control whether The Goldman Sachs Group, Inc. remains well capitalized and well managed.

        The Federal Reserve has broad enforcement authority over us, including the power to prohibit us from conducting any activity that, in the Federal Reserve's opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting our business. The Federal Reserve may approve, deny or refuse to act upon applications or notices for The Goldman Sachs Group, Inc. and its subsidiaries to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. The Dodd-Frank Act strengthened the Federal Reserve's supervisory and enforcement authority over a bank holding company's non-bank affiliates.

        There are limits on the ability of The Goldman Sachs Group, Inc.'s bank subsidiaries to extend credit to or conduct other transactions with us. In general, any loans to us from a bank subsidiary of The Goldman Sachs Group, Inc. must be on market terms and secured by designated amounts of specified collateral and are limited to 10% of the lending bank's capital stock and surplus. Statutory changes made by the Dodd-Frank Act will place certain additional restrictions on transactions between us and The Goldman Sachs Group, Inc. in the future, which we do not expect to be material to us.

  Bermuda Insurance Regulation

        The Insurance Act 1978 of Bermuda and related regulations, as amended, or the Insurance Act, regulates the insurance business of our Bermuda-based reinsurance subsidiary, Essent Reinsurance Ltd., and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority, or the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10%, 20%, 33% or 50% (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.

        The continued registration of an applicant as an insurer is subject to the applicant complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

        The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

  Classification of Insurers

        The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business. There are six classifications of insurers carrying on general business (Classes 1, 2, 3, 3A, 3B, and 4) with Class 1 insurers subject to the lightest regulation and Class 4 insurers subject to the strictest regulation.

        Essent Reinsurance Ltd., which is incorporated in Bermuda to carry on general insurance and reinsurance business, is registered as a Class 3A insurer in Bermuda and is regulated as such under the Insurance Act. We are not, however, licensed in Bermuda to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

        Although licensed as a Class 3A reinsurer, through December 31, 2013, Essent Reinsurance Ltd. has not entered into any insurance contracts. As such, the BMA has, on an annual basis, granted Essent Reinsurance, Ltd. a direction which exempts it from having to comply with certain provisions of the Insurance Act, including the requirement to prepare and file audited annual statutory financial statements, file an annual statutory financial return, appoint an auditor and file an annual opinion of a loss reserve specialist. Each of these requirements are described more fully below. The BMA has also granted a direction which modifies the minimum solvency margin applicable to Essent Reinsurance Ltd. to US$120,000, on the basis that it shall not enter into any contracts of insurance or reinsurance.

  Cancellation of Insurer's Registration

        An insurer's registration may be cancelled by the BMA on certain grounds specified in the Insurance Act. Failure of the insurer to comply with its obligations under the Insurance Act or if, the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be such grounds.

  Principal Representative

        An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Essent Reinsurance Ltd.'s principal representative is Kane (Bermuda) Limited and its principal office for these purposes is the offices of Kane. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative to forthwith notify the BMA where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio. Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.

  Independent Approved Auditor

        A Class 3A insurer must appoint an independent auditor who will annually audit and report on the insurer's financial statements prepared under generally accepted accounting principles or international financial reporting standards, statutory financial statements and statutory financial returns each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the Authority may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.

  Loss Reserve Specialist

        A Class 3A insurer is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist will normally be a qualified casualty actuary and must be approved by the Authority.

  Annual Financial Statements

        A Class 3A insurer will prepare annual GAAP financial statements and statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. An insurer is required to file with the BMA the annual GAAP financial statements and statutory financial statements within four months from the end of the relevant financial year (unless specifically extended). The statutory financial statements do not form part of the public records maintained by the BMA but the GAAP financial statements are available for public inspection.

  Annual Statutory Financial Return

        An insurer is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist. The principal representative and at least two directors of the insurer must sign the solvency certificate. The directors are required to certify whether the minimum solvency margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return. The statutory financial return is not available for public inspection.

  Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

        A Class 3A insurer must at all times maintain a solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act. Each year the insurer is required to file with the BMA a capital and solvency return within four months of its relevant financial year end (unless specifically extended). The prescribed form of capital and solvency return comprises the insurer's Bermuda Solvency Capital Requirement model, a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

        The Insurance Act mandates certain actions and filings with the BMA if a Class 3A insurer fails to meet and/or maintain its enhanced capital requirement or solvency margin including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure. A Class 3A insurer is prohibited from declaring or paying a dividend if in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Class 3A insurers must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act which apply to all Bermuda companies.

  Minimum Liquidity Ratio

        The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable.

        There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.

        The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

  Supervision, Investigation and Intervention

        The BMA may appoint an inspector with powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interests of the insurer's policyholders or potential policyholders. In order to verify or supplement information otherwise provided to the inspector, the BMA may direct an insurer to produce documents or information relating to matters connected with its business.

        An inspector may examine on oath any past or present officer, employee or insurance manager of the insurer under investigation in relation to its business and apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It shall be the duty of any insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer, to produce to the inspector on request all books, records and documents relating to the insurer under investigation which are in its or his custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it or he is reasonably able to give.

        If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments (7) to limit its premium income, (8) not to enter into any specified transaction with any specified persons or persons of a specified class, (9) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (10) to obtain the opinion of a loss reserve specialist and to submit it to the BMA and (11) to remove a controller or officer.

  Disclosure of Information

        In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

Employees

        As of December 31, 2013, we had 289 employees, substantially all of whom are based in the United States. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

Corporate Structure

        Essent Group Ltd. was organized as a limited liability company under the laws of Bermuda on July 1, 2008. Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda and our telephone number is (441) 297-9901. Our corporate website address is www.essentgroup.com. The information contained on, or accessible through, our corporate website does not constitute part of this Annual Report.

        Our primary mortgage insurance operations to date have been conducted through Essent Guaranty, Inc., a Pennsylvania domiciled insurer which is a monoline insurance company licensed in all 50 states and the District of Columbia. Essent Guaranty of PA, Inc. provides reinsurance to Essent Guaranty, Inc. for mortgage insurance coverage in excess of 25% of the balance of any mortgage loan insured by Essent Guaranty, Inc. We also have a wholly-owned Bermuda-domiciled reinsurer, Essent Reinsurance Ltd., which has a Class 3A insurance license issued by the Bermuda Monetary Authority.

        The following chart illustrates our corporate structure, together with the jurisdiction of incorporation of our subsidiaries, each of which is wholly owned.

Available Information

        We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.essentgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to Secretary, Essent Group Ltd., Clarendon House, 2 Church Street, Hamilton HM11, Bermuda. The information on our website is not a part of this Annual Report.

ITEM 1A.    RISK FACTORS

        Our current business and future results may be affected by a number of risks and uncertainties, including those described below. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Relating to Our Business

Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns.

        Since 2008, the Federal government has assumed an expanded role in many key aspects of the U.S. housing finance system. In particular, the Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over five years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or announced, differing widely with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. As a result of the uncertainty regarding resolution of the conservatorship of the GSEs and the proper structure of any new secondary mortgage market, as well as the Federal government's recently increased role within the housing market, we cannot predict how or when the role of the GSEs may change. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the nation's economy make the transition to any new housing finance system difficult and present risks to market participants, including to us.

        The charters of the GSEs currently require certain credit enhancement for low down payment mortgage loans in order for such loans to be eligible for purchase or guarantee by the GSEs, and lenders historically have relied on mortgage insurance to a significant degree in order to satisfy these credit enhancement requirements. Because the overwhelming majority of our current and expected future business is the provision of mortgage insurance on loans sold to the GSEs, if the charters of the GSEs are amended to change or eliminate the acceptability of private mortgage insurance in their purchasing practices, then our volume of new business and our revenue may decline significantly.

        Changes to the statutory requirements of the FHFA's conservatorship of the GSEs, the elimination of the GSEs or the replacement of the GSEs with any successor entities or structures, or changes to the GSE charters would require Federal legislative action, which makes predicting the timing or substance of such changes difficult. As a result, it is uncertain what role the GSEs, the FHFA, the government and private capital, including private mortgage insurance, will play in the U.S. housing finance system in the future or the impact and timing of any such changes on the market and our business.

Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns.

        Changes in the business practices of the GSEs, which can be implemented by the GSEs at the FHFA's direction, could negatively impact our operating results and financial performance, including changes to:

  •
  the level of coverage when private mortgage insurance is used to satisfy the GSEs' charter requirements on low down payment mortgages;

  •
  the overall level of guaranty fees or the amount of loan level delivery fees that the GSEs assess on loans that require mortgage insurance;

  •
  the GSEs' influence in the mortgage lender's selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection;

  •
  the underwriting standards that determine what loans are eligible for purchase by the GSEs, which can affect the volume and quality of the risk insured by the mortgage insurer;

  •
  the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law;

  •
  programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs;

  •
  the extent to which the GSEs establish requirements for mortgage insurers' rescission practices or rescission settlement practices with lenders;

  •
  the size of loans that are eligible for purchase or guaranty by the GSEs, which if reduced or otherwise limited may reduce the overall level of business and the number of low down payment loans with mortgage insurance that the GSEs purchase or guaranty; and

  •
  requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs, including, among other items, minimum capital adequacy targets and the terms that the GSEs require to be included in mortgage insurance master policies for loans that they purchase or guaranty.

        The GSEs have proposed minimum standards for mortgage insurer master policies, including standards relating to limitations of a mortgage insurer's rescission rights. Mortgage insurance master policies implementing the new minimum standards are expected to become effective no earlier than

July 1, 2014. These standards require us to make changes to our master policy, some of which will not be favorable to us and which could result in us paying more claims than required under our current master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms.

        In addition, each of the GSEs maintains eligibility requirements for mortgage insurers. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements." The GSEs are currently developing revisions to their respective eligibility standards for approved mortgage insurers. Although the GSEs have not publicly commented on the substance of such new eligibility requirements for mortgage insurers, we expect those rules to include a new capital adequacy framework with minimum capital requirements. Any changes in these eligibility requirements may negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all. Such changes may also make us less competitive with our competitors and with providers of alternatives to mortgage insurance if we must increase our premiums in order to maintain our target returns.

The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.

        We compete for business with alternatives to private mortgage insurance, consisting primarily of government-supported mortgage insurance programs as well as home purchase or refinancing alternatives that do not use any form of mortgage insurance.

        Government-supported mortgage insurance programs include, but are not limited to:

  •
  Federal mortgage insurance programs, including those offered by the FHA and VA; and

  •
  state-supported mortgage insurance funds, including, but not limited to, those funds supported by the states of California and New York.

        Alternatives to mortgage insurance include, but are not limited to:

  •
  lenders and other investors holding mortgages in their portfolios and self-insuring;

  •
  investors using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage, or accepting credit risk without credit enhancement;

  •
  mortgage sellers retaining at least a 10% participation in a loan or mortgage sellers agreeing to repurchase or replace a loan upon an event of default; and

  •
  lenders originating mortgages using "piggyback structures" which avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.

        Any of these alternatives to private mortgage insurance could reduce or eliminate the demand for our product, cause us to lose business or limit our ability to attract the business that we would prefer to insure. In particular, there has been substantial competition from government-sponsored mortgage insurance programs in the wake of the recent financial crisis. Government-supported mortgage insurance programs are not subject to the same capital requirements, risk tolerance or business objectives that we and other private mortgage insurance companies are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. In addition, loans insured under FHA and other Federal government-supported mortgage insurance programs are eligible for securitization in Ginnie Mae securities, which may be viewed by investors as more desirable than Fannie Mae and Freddie Mac securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. Federal government.

        Consequently, if the FHA or other government-supported mortgage insurance programs maintain or increase their share of the mortgage insurance market, our business and industry could be affected. Factors that could cause the FHA or other government-supported mortgage insurance programs to maintain or increase their share of the mortgage insurance market include:

  •
  a reduction in the premiums charged for government mortgage insurance or a loosening of underwriting guidelines;

  •
  past and potential future capital constraints in the private mortgage insurance industry;

  •
  increases in premium rates or tightening of underwriting guidelines by private mortgage insurers based on past loan performance or other risk concerns;

  •
  increased levels of loss mitigation activity by private mortgage insurers on older vintage portfolios when compared to the more limited loss mitigation activities of government insurance programs;

  •
  imposition of additional loan level delivery fees by the GSEs on loans that require mortgage insurance;

  •
  increases in GSE guaranty fees and the difference in the spread between Fannie Mae mortgage-backed securities and Ginnie Mae mortgage-backed securities;

  •
  the perceived operational ease of using government insurance compared to the products of private mortgage insurers;

  •
  differences in the enforcement of program requirements by the FHA relative to the enforcement of policy terms by private entities; and

  •
  the implementation of new regulations under the Dodd-Frank Act (particularly the Qualified Mortgage and Qualified Residential Mortgage rules) and the Basel III Rules, which may be more favorable to the FHA than to private mortgage insurers (see "—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs", "—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")" and "—The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance").

        In addition, in the event that a government-supported mortgage insurance program in one of our markets reduces prices significantly or alters the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.

The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance.

        In 1988, the Basel Committee on Banking Supervision, which we refer to as the "Basel Committee", developed the Basel Capital Accord, which we refer to as "Basel I", which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I, which we refer to as "Basel II", which, among other things, governs the capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved publication of final regulatory capital rules, which we refer to as the "Basel III Rules", which govern almost all U.S. banking organizations regardless of size or business model. The Basel III Rules revise and enhance the Federal banking agencies' general risk-based capital, advanced approaches and leverage rules. The Basel III Rules became effective on January 1, 2014, with a mandatory compliance date of January 1, 2015 for banking organizations other than advanced approaches banking organizations that are not savings and loans holding companies. On January 1, 2014, most banking organizations became required to begin a multi-year transition period to the full implementation of the new capital framework.

        The Federal banking agencies' previously proposed Basel III rule would have made extensive changes to the capital requirements for residential mortgages, including eliminating capital recognition for certain low down payment mortgages covered by mortgage insurance. The Federal banking agencies decided to retain in the Basel III Rules the treatment for residential mortgage exposures that is currently set forth in the general risk-based capital rules and the treatment of mortgage insurance. In addition, with regard to the separate Basel III Rules applicable to general credit risk mitigation for banking exposures, insurance companies engaged predominantly in the business of providing credit protection, such as private mortgage insurance companies, are not eligible guarantors.

        If implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure, it could adversely affect the size of the portfolio lending market, which in turn would reduce the demand for our mortgage insurance. If the Federal banking agencies revise the Basel III Rules to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private mortgage insurance, or if our bank customers believe that such adverse changes may occur at some time in the future, our current and future business may be adversely affected. Furthermore, if mortgage insurance companies do not meet the requirements to be an eligible guarantor for purposes of general credit mitigation, our future business prospects may be adversely affected.

Our revenues, profitability and returns would decline if we lose a significant customer.

        Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our top ten customers generated 49.6% of our new insurance written, or NIW, during year ended December 31, 2013, compared to 60.4% and 84.9% for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, one customer represented in excess of 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

        Our master policies do not, and by law cannot, require our customers to do business with us. Under the terms of our master policy, our customers, or the parties they designate to service the loans we insure, have the unilateral right to cancel our insurance coverage at any time for any loan that we insure. Upon cancellation of coverage, subject to the type of coverage, we may be required to refund unearned premiums, if any.

        In addition, the economic downturn and challenging market conditions of the recent past adversely affected the financial condition of a number of our largest customers. If the U.S. economy enters into another recessionary period, these customers could again become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. Other factors, such as rising interest rates, which could reduce mortgage origination volumes generally, rising costs associated with regulatory compliance and the relative cost of capital, may also result in consolidation among our customers. In the event our customers consolidate, they may revisit their relationships with individual mortgage insurers, such as us, which could result in a loss of customers or a reduction in our business. The loss of business from a significant customer could have a material adverse effect on the amount of new business we are able to write, and consequently, our revenue, and we can provide no assurance that any loss of business from a significant customer would be replaced from other new or existing lending customers.

Intense competition within the private mortgage insurance industry could result in the loss of customers, lower premiums, wider credit guidelines and other changes which could lower our revenues or raise our costs.

        The private mortgage insurance industry is intensely competitive, with seven private mortgage insurers currently approved and eligible to write business for the GSEs. We compete with other private mortgage insurers on the basis of pricing, terms and conditions, underwriting guidelines, loss mitigation practices, financial strength, reputation, customer relationships, service and other factors. One or more private mortgage insurers may seek increased market share from government-supported insurance programs, such as those sponsored by the FHA, or from other private mortgage insurers by reducing pricing, loosening their underwriting guidelines or relaxing their risk management practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of NIW. A decline in industry NIW might result in increased competition as certain private mortgage insurance companies may seek to maintain their NIW levels within a smaller market. In addition, the perceived increase in the credit quality of loans that currently are being insured, the relative financial strength of the existing mortgage insurance companies and the possibility of the private mortgage insurance market acquiring a greater share of the overall mortgage insurance market may encourage new entrants into the private mortgage insurance industry, which could further increase competition in our business.

        We believe that our financial strength has been a reason that some customers have done business with us. However, this competitive advantage may be mitigated if our competitors continue to improve their capital positions, profitability and financial strength ratings, or if we incur losses which weaken our financial position. Our customers may choose to diversify the mortgage insurers with which they do business due to weakness in our relative financial strength or other reasons, which could negatively affect our level of NIW and our market share.

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.

        Our ability to write new business depends, among other things, on the origination volume of low down payment mortgages that require mortgage insurance. Factors that affect the volume of low down payment mortgage originations include:

  •
  the level of home mortgage interest rates and the deductibility of mortgage interest and mortgage insurance for income tax purposes;

  •
  the health of the domestic economy as well as conditions in regional and local economies;

  •
  housing affordability;

  •
  population trends, including the rate of household formation;

  •
  the rate of home price appreciation, which in times of significant refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance;

  •
  government housing policies encouraging loans to borrowers that may need low down payment financing, such as first-time homebuyers;

  •
  the extent to which the guaranty fees, loan-level price adjustments, credit underwriting guidelines and other business terms provided by the GSEs affect lenders' willingness to extend credit for low down payment mortgages;

  •
  requirements for ability-to-pay determinations prior to extending credit as discussed below; and

  •
  restrictions on mortgage credit due to more stringent underwriting standards and the risk-retention requirements for securitized mortgage loans affecting lenders as discussed below.

        If the volume of low down payment loan originations declines, then our ability to write new policies may suffer, and our revenue and results of operations may be negatively impacted.

Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs.

        The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages, and generally requires creditors to make a reasonable, good faith determination of a consumer's ability-to-repay any consumer credit transaction secured by a dwelling prior to effecting such transaction. The CFPB is authorized to issue the regulations governing a good faith determination; Dodd-Frank, however, provides a statutory presumption of eligibility of loans that satisfy the QM definition. The CFPB has issued a final rule defining what constitutes a QM, which we refer to as the "QM Rule," that took effect on January 10, 2014. Under the rule, a loan is deemed to be a QM if, among other factors:

  •
  the term of the loan is less than or equal to 30 years;

  •
  there are no negative amortization, interest only or balloon features;

  •
  the lender properly documents the loan in accordance with the requirements;

  •
  the total "points and fees" do not exceed certain thresholds, generally 3% of the total loan amount; and

  •
  the total debt-to-income ratio of the borrower does not exceed 43%.

        The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold.

        The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans) and certain other government agency insurance programs to develop their own definitions of a qualified mortgage in consultation with CFPB. On September 30, 2013, HUD proposed a separate definition of a qualified mortgage for loans insured by the FHA and adopted a final rule on December 11, 2013. Under the FHA's QM standard, certain loans which would not qualify as QM loans in the conventional market would still be deemed to be QM loans if insured or guaranteed by FHA or HUD. As a result, lenders may favor the use of FHA insurance to achieve the legal protections of a making a QM loan through the FHA, even if the same loan could be made at the same or lower cost to the borrower using private mortgage insurance, which could adversely impact our business. To the extent that the other government agencies adopt their own definitions of a qualified mortgage which are more favorable to lenders and mortgage holders than those applicable to the market in which we operate, our business may be adversely affected.

        The QM Rule also provides for a second temporary category with more flexible requirements if the loan is eligible to be (i) purchased or guaranteed by the GSEs while they are in conservatorship, which represents the overwhelming majority of our business, or (ii) insured by the FHA, the VA, the Department of Agriculture or the Rural Housing Service. The second temporary category still requires that loans satisfy certain criteria, including the requirement that the loans are fully amortizing, have terms of 30 years or less and have points and fees representing 3% or less of the total loan amount. This temporary QM category expires on January 10, 2021, or earlier if the Federal agencies issue their own qualified mortgage rules or, with respect to GSEs, if the FHFA's conservatorship ends.

        Failure to comply with the ability-to-repay requirement exposes a lender to substantial potential liability. As a result, we believe that the QM regulations may cause changes in the lending standards and origination practices of our customers. Under the QM Rule, mortgage insurance premiums that are payable by the consumer at or prior to consummation of the loan may be included in the calculation of points and fees, including our borrower-paid single premium products. To the extent the use of private mortgage insurance causes a loan not to meet the definition of a QM, the volume of loans originated with mortgage insurance may decline or cause a change in the mix of premium plans and therefore our profitability. However, it is difficult to predict with any certainty how lenders' origination practices will change as a result of the QM rule and whether any such changes would have a negative impact on the mortgage insurance industry. Our business prospects and operating results could be adversely impacted if the QM regulations reduce the size of the origination market, reduce the willingness of lenders to extend low-down payment credit, favor alternatives to private mortgage insurance such as government mortgage insurance programs or change the mix of our business in ways that may be unfavorable to us.

The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM").

        The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of QRM. In March 2011, Federal regulators issued a set of proposed rules that outlined the risk retention requirements and defined the conditions necessary to satisfy the QRM definition. In response to public comments to such proposed rule, Federal regulators issued a revised proposed risk retention rule, including QRM definitions, on August 28, 2013. The new proposed rule generally defines QRM as a mortgage meeting the requirements of a QM (see "—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."). The regulators also proposed an alternative QRM definition, "QM-plus," which utilizes certain QM criteria but also incorporates a maximum LTV standard of 70% and certain other restrictions selected to reduce the risk of default. Neither of the revised proposed definitions of QRM incorporate the use of private mortgage insurance. Because of the capital support provided by the U.S. Government to the GSEs, the GSEs satisfy the proposed risk retention requirements of the Dodd-Frank Act while they are in conservatorship and sellers of loans to the GSEs are not otherwise subject to risk retention requirements. The public comments for the new proposed rule were due by October 30, 2013. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain.

        If the final QRM rule does not give consideration to mortgage insurance in computing LTV and a large down payment is necessary for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. In addition, changes in the final regulations regarding treatment of GSE-guaranteed mortgage loans, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business. The impact of these rules on the use of private mortgage insurance depends on, among other things, (i) the final definition of QRM, (ii) under the proposed definition, the extent to which the presence of private mortgage insurance may adversely affect the ability of a loan to qualify as a QM and therefore as a QRM, (iii) under the QM-plus definition or any other final definition with an LTV requirement, the level of the final LTV requirement and the extent to which credit would be given for the use of mortgage insurance, if any, in satisfying the LTV requirement, (iv) if, in the future, sellers of loans to the GSEs become subject to risk-retention requirements, and (v) the degree to which originators or issuers subject to risk retention requirements would see it as beneficial to utilize mortgage insurance on non-QRM loans to mitigate their retained credit exposure.

We expect our claims to increase as our portfolio matures.

        We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written by us in the years ended December 31, 2010, 2011, 2012 and 2013 has been favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan to value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.

Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.

        In accordance with industry practice and statutory accounting rules applicable to insurance companies, we establish loss reserves only for loans in default. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred in connection with defaults that have not yet been reported. We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. Because our reserving method does not account for the impact of future losses that could occur from loans that are not yet delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses may have a material impact on future results as defaults occur.

A downturn in the U.S. economy, a decline in the value of borrowers' homes from their value at the time their loans close and natural disasters, acts of terrorism or other catastrophic events may result in more homeowners defaulting and could increase our losses.

        Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as increasing unemployment and whether the home of a borrower who defaults on his or her mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. Deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can decrease the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. Housing values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders or other factors, such as the phase-out of the mortgage interest deduction, reductions or elimination in the deductibility of mortgage insurance premiums or changes in the tax treatment of residential property. The residential mortgage market in the United States has for some time experienced a variety of worsening economic conditions and housing values that have recently begun to stabilize but may not continue to do so. If our loss projections are inaccurate, our loss payments could materially exceed our expectations resulting in an adverse effect on our financial position and operating results. If economic conditions, such as employment and home prices, are less favorable than we expect, our premiums and underwriting standards may prove inadequate to shield us from a material increase in losses. In addition, natural disasters such as floods and tornadoes, acts of terrorism or other catastrophic events could result in increased claims against policies that we have written due to the impact that such events may have on the employment and income of borrowers and the value of affected homes, resulting in defaults on and claims under our policies. We cannot assure you that any strategies we may employ to mitigate the impact on us of such events, including limitations under our master policy on the payment of claims in certain circumstances where a property is damaged, the dispersal of our risk by geography and the potential use of third party reinsurance structures, will be successful.

Our success depends, in part, on our ability to manage risks in our investment portfolio.

        Our investment portfolio consists primarily of investment-grade debt obligations. Our investments are subject to fluctuations in value as a result of broad changes in market conditions as well as risks inherent in particular securities. Changing market conditions could materially impact the future valuation of securities in our investment portfolio, which may cause us to impair, in the future, some portion of the value of those securities and which could have a significant adverse effect on our liquidity, financial condition and operating results.

        Income from our investment portfolio is a source of cash flow to support our operations and make claim payments. If we, or our investment advisors, improperly structure our investments to meet those future liabilities or we have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity, we may be unable to meet those obligations. Our investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly rated fixed income securities. If interest rates rise above the rates on our fixed income securities, the market value of our investment portfolio would decrease. Any significant decrease in the value of our investment portfolio would adversely impact our financial condition.

        In addition, compared to historical averages, interest rates and investment yields on highly rated investments have generally been low during the period in which we purchased the securities in our portfolio, which limits the investment income we can generate. We depend on our investments as a source of revenue, and a prolonged period of low investment yields would have an adverse impact on our revenues and could adversely affect our operating results.

        We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. Although our portfolio consists predominately of investment grade fixed income securities and complies with applicable regulatory requirements, the success of our investment activity and the value of our portfolio is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets and the level and volatility of interest rates.

If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and cause a decline in our revenue.

        Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 86.1% at December 31, 2013, compared to 94% at December 31, 2011. The factors affecting the persistency of our insurance portfolio include:

  •
  the level of current mortgage interest rates compared to the mortgage interest rates on the insurance in force, which affects the incentives of borrowers we have insured to refinance;

  •
  the amount of equity in a home, as homeowners with more equity in their homes can generally more readily move to a new residence or refinance their existing mortgage;

  •
  the rate at which homeowners sell their existing homes and move to new locations, generally referred to as housing turnover, with more rapid economic growth and stronger job markets tending to increase housing turnover;

  •
  the mortgage insurance cancellation policies of mortgage investors along with the current values of the homes underlying the mortgages in the insurance in force; and

  •
  the cancellation of borrower-paid mortgage insurance mandated by law based on the amortization schedule of the loan, which generally occurs sooner the lower the note rate of the insured loan.

        Mortgage interest rates reached historic lows in the first half of 2013 and have since risen largely in response to current and expected future changes in monetary policy by the Federal Reserve. Some portion of our insured portfolio may still be able to refinance at the current level of mortgage rates, which may reduce our future revenues. If interest rates continue to rise, persistency is likely to increase, which may extend the average life of our insured portfolio and result in higher levels of future claims as more loans remain outstanding.

The premiums we charge may not be adequate to compensate us for our liabilities for losses and, as a result, any inadequacy could materially affect our financial condition and results of operations.

        Our mortgage insurance premium rates may not be adequate to cover future losses. We set premiums at the time a policy is issued based on a number of factors, including our expectations regarding likely mortgage performance over the expected life of the coverage. These expectations may prove to be incorrect. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums we charge, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. Should we wish to increase our premium rates, any such change would be prospectively applied to new policies written, and the changes would be subject to approval by state regulatory agencies, which may delay or limit our ability to increase our premium rates.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

        In our mortgage insurance business, we enter into agreements with our customers that commit us to insure loans made by them using pre-established underwriting guidelines. Once we accept a customer into our delegated underwriting program, we generally insure a loan originated by that customer without re-confirming the customer followed our specified underwriting guidelines. Under this program, a customer could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that customer's delegated underwriting authority or pursue other rights that may be available to us, such as our rights to rescind coverage or deny claims, which rights are limited by the terms of our master policy.

We face risks associated with our contract underwriting business.

        We provide contract underwriting services for certain of our customers, including on loans for which we are not providing mortgage insurance. For substantially all of the existing loans that were originated through our contract underwriting services, we have agreed that if we make a material error in providing these services and the error leads to a loss for the customer, the customer may, subject to certain conditions and limitations, claim a remedy. Accordingly, we have assumed some credit risk in connection with providing these services. We also face regulatory and litigation risk in providing these services.

Because loss reserve estimates are subject to uncertainties and are based on assumptions that may be volatile, ultimate losses may be substantially different than our loss reserves.

        We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date. Our master policy provides us the right to rescind or deny claims under certain circumstances. Our reserve calculations do not currently include any estimate for claim rescissions, but we may be required to do so at some later time to ensure that our reserves meet the requirements of accounting principles generally accepted in the United States.

        The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, such as current rates or trends in unemployment, housing price appreciation and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. If prevailing economic conditions deteriorate suddenly and/or unexpectedly, our estimates of loss reserves could be materially understated, which may adversely impact our financial condition and operating results. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual claims paid by us will not be substantially different than our loss reserves.

A downgrade in our financial strength ratings may adversely affect the amount of business that we write.

        Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintain confidence in our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have an adverse effect on our financial condition and results of operations in many ways, including: (i) increased scrutiny of us and our financial condition by our customers, potentially resulting in a decrease in the amount of new insurance policies that we write; (ii) requiring us to reduce the premiums that we charge for mortgage insurance in order to remain competitive; and (iii) adversely affecting our ability to obtain reinsurance or to obtain reasonable pricing on reinsurance. A ratings downgrade could also increase our cost of capital and limit our access to the capital markets.

        In addition, if the GSEs renew their historical focus on financial strength or other third party credit ratings as components of their eligibility requirements for private mortgage insurers and do not set such requirements at a level that we can satisfy, or if as a result of a downgrade we would no longer comply with such rating requirements, our revenues and results of operations would be materially adversely affected. See "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" and "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements."

We rely on our senior management team and our business could be harmed if we are unable to retain qualified personnel.

        Our success depends, in part, on the skills, working relationships and continued services of our senior management team, in particular our chief executive officer, executive vice president, chief risk officer, chief financial officer and chief legal officer. We have employment agreements with our senior management team. We have not yet experienced the departure of any key personnel; however, such departures in the future could adversely affect the conduct of our business. In such an event, we would be required to obtain other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our share price may affect our ability to retain our key personnel or attract replacements should key personnel depart.

If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase.

        We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our mortgage insurance policies require our policyholders and their servicers to timely submit premium and monthly insurance in force and default reports and utilize commercially reasonable efforts to limit and mitigate loss when a loan is in default. If one or more servicers were to experience adverse effects to its business, such servicers could experience delays in their reporting and premium payment requirements. Without reliable, consistent third-party servicing, our insurance subsidiaries may be unable to correctly record new loans as they are underwritten, receive and process payments on insured loans and/or properly recognize and establish loss reserves on loans when a default exists or occurs but is not reported to us. In addition, if these servicers fail to limit and mitigate losses when appropriate, our losses may unexpectedly increase. Significant failures by large servicers or disruptions in the servicing of mortgage loans covered by our insurance policies would adversely impact our business, financial condition and operating results.

        Furthermore, we have delegated to the GSEs, who have in turn delegated to most of their servicers, authority to accept modifications, short sales and deeds-in-lieu of foreclosure on loans we insure. Servicers are required to operate under protocols established by the GSEs in accepting these loss mitigation alternatives. We are dependent upon servicers in making these decisions and mitigating our exposure to losses. In some cases, loss mitigation decisions favorable to the GSEs may not be favorable to us, and may increase the incidence of paid claims. Inappropriate delegation protocols or failure of servicers to service in accordance with the protocols may increase the magnitude of our losses and have an adverse effect on our business, financial condition and operating results. Our delegation of loss mitigation decisions to the GSEs is subject to cancellation but exercise of our cancellation rights may have an adverse impact on our relationship with the GSEs and lenders.

Our information technology systems may become outmoded, be temporarily interrupted or fail thereby causing us to fail to meet our customers' demands.

        Our business is highly dependent on the effective operation of our information technology systems, which are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events and errors in usage. Although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion. Additionally, we may not satisfy our customers' requirements if we fail to invest sufficient resources in, or otherwise are unable to maintain and upgrade our information technology systems. Because we rely on our information technology systems for many critical functions, including connecting with our customers, if such systems were to fail or become outmoded, we may experience a significant disruption in our operations and in the business we receive, which could negatively affect our operating results, financial condition and profitability.

The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed.

        Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we maintain large amounts of confidential information, including non-public personal information on consumers and our employees. Breaches in security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Although we believe we have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital.

        Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had negative unassigned surplus of $104 million as of December 31, 2013, and as a result we would not have been permitted to pay ordinary dividends from Essent Guaranty, Inc. as of that date. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of less than $1 million as of December 31, 2013, and as a result we would have limited ability to pay ordinary dividends from Essent Guaranty of PA, Inc. as of that date. As a result of these dividend limitations, we likely will not receive dividend income from our subsidiaries for several years and, consequently, Essent Group Ltd. may have limited liquidity and may be required to raise additional capital.

We may need additional capital to fund our operations or expand our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could negatively affect our results of operations and future growth.

        We may require incremental capital to support our growth and comply with regulatory requirements. Historically, we have relied upon capital commitments from our existing investors to meet capital requirements and to fund our operations. To the extent we require capital in the future, we may need to obtain financing from the capital markets or other third party sources of financing. Potential investors or lenders may be unable to provide us with financing that is attractive to us. Our access to such financing will depend, in part, on:

  •
  general market conditions;

  •
  the market's perception of our growth potential;

  •
  our debt levels, if any;

  •
  our expected results of operations;

  •
  our cash flow; and

  •
  the market price of our common shares.

        Our principal capital demands include funds for (i) the expansion of our business, (ii) the payment of certain corporate operating expenses, (iii) capital support for our subsidiaries, and (iv) Federal, state and local taxes. We may need to provide additional capital support to our insurance subsidiaries if required pursuant to insurance laws and regulations or by the GSEs. If we were unable to meet our obligations, our insurance subsidiaries could lose GSE approval or be required to cease writing business in one or more states, which would adversely impact our business, financial condition and operating results.

Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls.

        Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all potential errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Any ineffectiveness in our controls or procedures could have a material adverse effect on our business.

        We have a risk management framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will operate within our risk management framework, nor can there can be any assurance that our risk management framework will result in accurately identifying all risks and accurately limiting our exposures based on our assessments. Moreover, risk management is expected to be a new and important focus of regulatory examinations of companies under supervision. There can be no assurance that our risk management framework and documentation will meet the expectations of such regulators.

The mortgage insurance industry is, and as a participant in that industry we are, subject to litigation and regulatory risk generally.

        The mortgage insurance industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by Federal and state agencies. Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the recent financial crisis. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers have been involved in class action litigation alleging violations of Section 8 of the Real Estate Settlement Procedures Act of 1974, or RESPA, and the Fair Credit Reporting Act, or FCRA. Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business services. Violations of the referral fee limitations of RESPA may be enforced by the CFPB, HUD, the Department of Justice, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received civil investigative demands from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. We received such an inquiry from the CFPB in January 2012; however, we do not currently have nor have we ever had any captive reinsurance arrangements. In April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance, and a settlement with a fifth private mortgage insurer was announced in November 2013. Under the settlements as approved, the mortgage insurers will end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders. Although we did not participate in the practices that were the subject of the CFPB investigation, the private mortgage insurance industry and our insurance subsidiaries are, and likely will continue to be, subject to substantial Federal and state regulation, which has increased in recent years as a result of the deterioration of the housing and mortgage markets in the United States. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

Our operating insurance and reinsurance subsidiaries are subject to regulation in various jurisdictions, and material changes in the regulation of their operations could adversely affect us.

        Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, claims practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:

  •
  establish solvency requirements, including minimum reserves and capital and surplus requirements;

  •
  limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; and

  •
  impose restrictions on the amount and type of investments we may hold.

        The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG", to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. In mid-2013, the MGIWG published a "concept list" of twelve potential regulatory changes and thereafter drafted amendments to the NAIC Mortgage Guaranty Insurers Model Act , which were exposed for comment on November 25, 2013 through February 15, 2014.

        If the NAIC were to adopt a revised Mortgage Guaranty Insurance Model Act, it may result in state legislatures enacting and implementing the revised provisions. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

        Our Bermuda insurance and reinsurance subsidiary, Essent Reinsurance Ltd., conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. We do not believe that Essent Reinsurance Ltd. is subject to the insurance laws of any state in the United States. However, recent scrutiny of the insurance and reinsurance industry in the United States and other countries could subject Essent Reinsurance Ltd. to additional regulation in the future that may make it unprofitable or illegal to operate a reinsurance business through our Bermuda subsidiary.

If our Bermuda principal operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.

        Our reinsurance subsidiary, Essent Reinsurance Ltd., is a registered Bermuda Class 3A Insurer pursuant to Section 4 of the Insurance Act 1978. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations, and policies of the BMA, require Essent Reinsurance Ltd. to, among other things:

  •
  maintain a minimum level of capital and surplus;

  •
  maintain an enhanced capital requirement, general business solvency margins and a minimum liquidity ratio;

  •
  restrict dividends and distributions;

  •
  obtain prior approval regarding the ownership and transfer of shares;

  •
  maintain a principal office and appoint and maintain a principal representative in Bermuda;

  •
  file annual financial statements, an annual statutory financial return and an annual capital and solvency return; and

  •
  allow for the performance of certain periodic examinations of Essent Reinsurance Ltd. and its financial condition.

        These statutes and regulations may restrict Essent Reinsurance Ltd.'s ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. We do not presently intend for Essent Reinsurance Ltd. to be admitted to do business in the United States, the U.K. or any jurisdiction other than Bermuda. However, we cannot assure you that insurance regulators in the United States, the U.K. or elsewhere will not review the activities of Essent Reinsurance Ltd. or its subsidiaries or agents and assert that Essent Reinsurance Ltd. is subject to such jurisdiction's licensing requirements.

        Generally, Bermuda insurance statutes and regulations applicable to Essent Reinsurance Ltd. are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. If in the future Essent Reinsurance Ltd. becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that Essent Reinsurance Ltd. would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.

        The process of obtaining licenses is very time consuming and costly, and Essent Reinsurance Ltd. may not be able to become licensed in jurisdictions other than Bermuda should we choose to do so. The modification of the conduct of our business that would result if we were required or chose to become licensed in certain jurisdictions could significantly and negatively affect our financial condition and results of operations. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our financial condition and results of operations by limiting our ability to conduct business as well as subject us to penalties and fines.

        Because Essent Reinsurance Ltd. is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, Essent Reinsurance Ltd. will be exposed to any changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. As a result of the delay in implementation of Solvency II Directive 2009/138/EC ("Solvency II"), it is unclear when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

We are subject to banking regulations that may limit our business activities.

        The Goldman Sachs Group, Inc., which holds interests in us directly or through its affiliates, including Global Atlantic Financial Group, is a bank holding company and regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group, Inc. under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interests in us, we are deemed to be controlled by The Goldman Sachs Group, Inc., and are therefore considered to be a non-bank subsidiary of The Goldman Sachs Group, Inc. under the BHC Act and so we are subject to the supervision and regulation of the Federal

Reserve and to certain banking laws, regulations and orders that apply to The Goldman Sachs Group, Inc. We will remain subject to this regulatory regime until The Goldman Sachs Group, Inc. is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group, Inc. has significantly reduced its voting and economic interests in us.

        As a controlled non-bank subsidiary of The Goldman Sachs Group, Inc., we are restricted from engaging in activities that are not permissible under the BHC Act, or the rules and regulations promulgated thereunder. Permitted activities for a financial holding company or any controlled non-bank subsidiary generally include activities that the Federal Reserve has previously determined to be closely related to banking, financial in nature, or incidental or complementary to financial activities, including insurance underwriting and selling insurance as agent or broker such as our activity of offering private mortgage insurance and reinsurance coverage for single-family mortgage loans. Further, as a result of being subject to regulation and supervision by the Federal Reserve, we may be required to obtain the prior approval of the Federal Reserve before engaging in certain new activities or businesses, whether organically or by acquisition. The Federal Reserve could exercise its power to restrict us from engaging in any activity that, in the Federal Reserve's opinion, is unauthorized or constitutes an unsafe or unsound business practice. To the extent that these regulations impose limitations on our business, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

        As a subsidiary of a bank holding company, we are subject to examination by the Federal Reserve and required to provide information and reports for use by the Federal Reserve under the BHC Act. In addition, we are subject to the examination authority of, and may be required to submit reports to, the CFPB because we are an affiliate of Goldman Sachs Bank USA, which is an insured depository institution with more than $10 billion in assets. Further, the Dodd-Frank Act and related financial regulatory reform calls for the issuance of numerous regulations designed to increase and strengthen the regulation of bank holding companies, including The Goldman Sachs Group, Inc. and its affiliates. We cannot predict the impact of regulatory changes on our business with certainty.

        Because of The Goldman Sachs Group, Inc.'s status as a bank holding company, we have agreed to certain restrictions on our activities imposed by The Goldman Sachs Group, Inc. that are intended to facilitate compliance with the BHC Act and that may impose certain obligations on the Company. Furthermore, additional restrictions placed on The Goldman Sachs Group as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business.

        For further discussion of the applicability of banking regulation to our business and the risks presented by such regulation, see "Business—Regulation—Banking Regulation."

Risks Relating to Taxes

We and our non-U.S. subsidiaries may become subject to U.S. Federal income and branch profits taxation.

        Essent Group Ltd. and Essent Reinsurance Ltd. intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. Federal income and branch profits taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service (the "IRS") will not contend successfully that Essent Group Ltd. or its non-U.S. subsidiaries are engaged in a trade or business in the United States. In addition, Section 845 of the Internal Revenue Code of 1986, as amended (the "Code"), was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance contract between related parties to reflect the proper "amount, source or character" for each item (in contrast to prior law, which only covered "source and character"). If, in future periods, we were to generate income from our Bermuda operations, then any U.S. Federal income and branch profits taxes levied upon earnings from such operations could materially adversely affect our shareholders' equity and earnings.

        A recently reintroduced legislative proposal would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the United States. There can be no assurance that the proposal would not apply to Essent Group Ltd.

        Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates.

        A legislative proposal in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration's Fiscal Year 2014 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Enactment of such legislation or proposal as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us to the extent we generate income from our Bermuda operations.

The Federal Insurance Excise Tax may apply on a cascading basis.

        The IRS, in Revenue Ruling 2008-15, formally announced its position that the Federal Insurance Excise Tax (the "FET") is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States, or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States ("U.S. Situs Risks"), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for the IRS' position is unclear, and the District Court for the District of Columbia recently held that the FET does not apply to retrocessions. Although certain U.S. income tax treaties provide for an exemption from the FET, including the "cascading" FET, the U.S. income tax treaty with Bermuda does not provide for such an exemption. We expect that, pursuant to Revenue Ruling 2008-15, the FET potentially could apply to (i) risks ceded to Essent Reinsurance Ltd. from a non-U.S. insurance company, or (ii) risks ceded by Essent Reinsurance Ltd. to a non-U.S. insurance company that does not have a FET treaty exemption.

Holders of 10% or more of our common shares may be subject to U.S. income taxation under the "controlled foreign corporation" ("CFC") rules.

        If you are a "10% U.S. Shareholder" of a non-U.S. corporation deemed to be a "U.S. Person" (as defined below) who owns (directly, indirectly through non-U.S. entities or "constructively" (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote) and such non-U.S. corporation is a CFC for an uninterrupted period of 30 days or more during a taxable year and you own shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year on which it is a CFC, you must include in your gross income for U.S. Federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes "foreign personal holding company income" (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code, (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

        For purposes of this discussion, the term "U.S. Person" means: (i) an individual citizen or resident of the United States, (ii) a partnership or corporation, created in or organized under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. Federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. Federal income tax purposes or (v) any other person or entity that is treated for U.S. Federal income tax purposes as if it were one of the foregoing.

        We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. Person who owns our common shares directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively) 10% or more of the total voting power of all classes of shares of the Company or Essent Reinsurance Ltd. See "—Provisions in our bye-laws may reduce or increase the voting rights of our shares." It is possible, however, that the IRS could successfully challenge the effectiveness of these provisions.

U.S. Persons who hold our shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our "related party insurance income" ("RPII").

        If the RPII (determined on a gross basis) of Essent Reinsurance Ltd. were to equal or exceed 20% of Essent Reinsurance Ltd.'s gross insurance income in any taxable year and direct or indirect policyholders (and persons related to those policyholders) own directly or indirectly through entities 20% or more of the voting power or value of the Company, then a U.S. Person who owns any shares of Essent Reinsurance Ltd. (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. Federal income tax purposes such person's pro rata share of Essent Reinsurance Ltd.'s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. insurance subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We do not expect gross RPII of Essent Reinsurance Ltd. to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. Federal income taxation at the rates applicable to dividends on a portion of such disposition.

        Section 1248 of the Code in conjunction with the RPII rules provides that if a U.S. Person disposes of shares in a non-U.S. corporation that earns insurance income in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect policyholders and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because the Company will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company ("PFIC") for U.S. Federal income tax purposes.

        If we are considered a PFIC for U.S. Federal income tax purposes, a U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. Federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. Federal income taxation.

U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.

        A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of any of our non-U.S. insurance subsidiaries is allocated to the organization, which generally would be the case if any of our non-U.S. insurance subsidiaries is a CFC and the tax-exempt shareholder is a 10% U.S. Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any of our shares. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.

There is the potential foreign bank account reporting and reporting of "Specified Foreign Financial Assets."

        U.S. Persons holding our common shares should consider their possible obligation to file an FINCEN Form TD 114—Report of Foreign Bank and Financial Accounts Report—with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. Federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our common shares.

Reduced tax rates for qualified dividend income may not be available in the future.

        We believe that the dividends paid on the common shares should qualify as "qualified dividend income" if, as is intended, the common shares are approved for listing on a national securities exchange. Qualified dividend income received by non-corporate U.S. Persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. Persons would no longer qualify for the reduced tax rate on the dividends paid by us.

Risks Relating to Ownership of Our Common Shares

Our share price may be volatile or may decline regardless of operating performance.

        The market price of our common shares may fluctuate significantly in the future. Some of the factors that could negatively affect the market price of our common shares include:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  changes in our earnings estimates or publication of research reports about us or the real estate industry;

  •
  changes in market valuations of similar companies;

  •
  any indebtedness we incur in the future;

  •
  changes in credit markets and interest rates;

  •
  changes in government policies, laws and regulations;

  •
  changes impacting Fannie Mae, Freddie Mac or Ginnie Mae;

  •
  additions to or departures of our key management personnel;

  •
  actions by shareholders;

  •
  speculation in the press or investment community;

  •
  strategic actions by us or our competitors;

  •
  changes in our credit ratings;

  •
  general market and economic conditions;

  •
  our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts; and

  •
  price and volume fluctuations in the stock market generally.

        The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common shares. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management's attention and resources.

Future sales of shares by existing shareholders could cause our share price to decline.

        Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of March 3, 2014, we had 86,493,803 outstanding common shares. We, our executive officers, directors and all of our shareholders immediately prior to consummation of our initial public offering completed on November 5, 2013 agreed to a "lock-up," meaning that, subject to certain exceptions, neither we nor they will sell any shares without the prior consent of Goldman, Sachs & Co., J.P. Morgan Securities LLC and Barclays Capital Inc. until April 28, 2014. On and after the expiration of the lockup agreements on April 28, 2014, approximately 61 million additional common shares will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 and subject to any restrictions on unvested shares issued under our share incentive plans. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market following the expiration of the lock-up period. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. In addition, holders of approximately 61 million shares have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future, although we will be restricted from filing such registration statements during the lock-up period. Once we register the shares for the holders of registration rights, they can be freely sold in the public market upon issuance.

        In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our share price and trading volume could decline.

        The trading market for our common shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our shares or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our share price or trading volume to decline.

We are an "emerging growth company," and any decision on our part to comply only with certain reduced disclosure requirements applicable to emerging growth companies could make our common shares less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, shareholder approval of any golden parachute payments not previously approved and an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

        We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if, among other things, the market value of common equity securities held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

        We cannot predict whether investors will find our common shares less attractive if we choose to rely on one or more of these exemptions. If some investors find our common shares less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for our common shares and our share price may be more volatile.

We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

        We do not intend to declare and pay dividends on our share capital for the foreseeable future. We currently intend to retain all our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. Furthermore, our subsidiaries are restricted by state insurance laws and regulations from declaring dividends to us. See "—Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively affect our liquidity and potentially require us to raise more capital."

Holders of our shares may have difficulty effecting service of process on us or enforcing judgments against us in the United States.

        We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Certain of our directors are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

        The Companies Act 1981 of Bermuda (the "Companies Act"), which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

        Interested Directors:    Bermuda law provides that if a director has an interest in a material contract or proposed material contract with us or any of our subsidiaries or has a material interest in any person that is a party to such a contract, the director must disclose the nature of that interest at the first opportunity either at a meeting of directors or in writing to the board. Under Delaware law such transaction would not be voidable if:

  •
  the material facts as to such interested director's relationship or interests were disclosed or were known to the board of directors and the board of directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

  •
  such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction were specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

  •
  the transaction was fair as to the corporation as of the time it was authorized, approved or ratified. Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

        Business Combinations with Large Shareholders or Affiliates.    As a Bermuda company, we may enter into business combinations with our large shareholders or affiliates, including mergers, asset sales and other transactions in which a large shareholder or affiliate receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders, without obtaining prior approval from our board of directors or from our shareholders. If we were a Delaware company, we would need prior approval from our board of directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Our bye-laws also include a provision restricting business combinations with interested shareholders consistent with the corresponding Delaware statute.

        Shareholders' Suits.    The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, a court would consider acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The prevailing party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director's or officer's duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys' fees incurred in connection with such action.

        Indemnification of Directors.    We may indemnify our directors or officers or any person appointed to any committee by the board of directors acting in their capacity as such in relation to any of our affairs for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.

We may repurchase a shareholder's common shares without the shareholder's consent.

        Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders if our board of directors reasonably determines, in good faith, that failure to exercise our option would result in such adverse consequences or treatment.

Provisions in our bye-laws may reduce or increase the voting rights of our shares.

        In general, and except as provided under our bye-laws and as provided below, our shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as "controlled shares" (as determined pursuant to sections 957 and 958 of the Code) of any U.S. Person that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder's voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. "Controlled shares" include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

        Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.

        We are authorized under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder's voting rights are to be reallocated under the bye-laws. If any holder fails to respond to this request or submits incomplete or inaccurate information, we may, in our sole discretion, eliminate the shareholder's voting rights.

There are regulatory limitations on the ownership and transfer of our common shares.

        Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of shares of a Bermuda exempted company. However, the BMA has pursuant to its statement of June 1, 2005 given its general permission under the Exchange Control Act 1972 (and related regulations) for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes the New York Stock Exchange. This general permission would cease to apply if the Company were to cease to be so listed. We have obtained consent under the Bermuda Exchange Control Act 1972 (and its related regulations) from the BMA for the issue and transfer of our common shares to and between residents and non-residents of Bermuda for exchange control purposes provided our common shares remain listed on an appointed stock exchange, which includes the NYSE. Bermuda insurance law requires that any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of an insurance or reinsurance company or its parent company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

        The insurance holding company laws and regulations of the Commonwealth of Pennsylvania, the state in which our insurance subsidiaries are domiciled, require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, prior written approval must be obtained from the Pennsylvania Insurance Department. The state insurance regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.

        Except in connection with the settlement of trades or transactions entered into through the facilities of the NYSE, our board of directors may generally require any shareholder or any person proposing to acquire our shares to provide the information required under our bye-laws. If any such shareholder or proposed acquirer does not provide such information, or if the board of directors has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, the board of directors may decline to register any transfer or to effect any issuance or purchase of shares to which such request is related. Although these restrictions on transfer will not interfere with the settlement of trades on the NYSE, we may decline to register transfers in accordance with our bye-laws and board of directors resolutions after a settlement has taken place.

Future offerings of debt or equity securities, which may rank senior to our common shares, may restrict our operating flexibility and adversely affect the market price of our common shares.

        If we decide to issue debt securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may adversely affect the market price of our common shares. Any such debt or preference equity securities will rank senior to our common shares and will also have priority with respect to any distributions upon a liquidation, dissolution or similar event, which could result in the loss of all or a portion of your investment. Our decision to issue such securities will depend on market conditions and other factors beyond our control, and we cannot predict or estimate the amount, timing or nature of our future offerings.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We do not own any real property. We lease office facilities totaling approximately 77,000 square feet, including 27,000 square feet for our U.S. operations headquarters in Radnor, Pennsylvania. We lease additional office space in Winston-Salem, North Carolina, Irvine, California and Bermuda. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently subject to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Shares commenced trading on the New York Stock Exchange (NYSE) under the symbol "ESNT" on October 31, 2013. Before our initial public offering, there was no public market for our Common Shares. The following table sets forth, for the periods indicated, the high and low intra-day sales prices of our Common Shares as reported by the NYSE:

Fiscal 2013	High	Low
Fourth Quarter (since October 31, 2013)	$24.10	$19.95

        As of March 3, 2014, we had approximately 45 holders of record of our Common Shares.

Performance Graph

        The following performance graph compares, for the period from October 31, 2013 (the date our Common Shares commenced trading on the NYSE) through December 31, 2013, the cumulative total shareholder return of an investment in (i) our Common Shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

        The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	11/29/2013	12/31/2013
S&P 500	$100	$102.80	$105.23
Peer Group	$100	$99.60	$100.98
ESNT	$100	$105.23	$114.57

        The performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the

Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Dividends

        We have not declared or paid any dividends during the past two fiscal years, and we do not currently expect to declare or pay dividends on our Common Shares for the foreseeable future. Instead, we intend to retain earnings to finance the growth and development of our business and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. In addition, the ability of our insurance subsidiaries to pay dividends to Essent Group Ltd. is limited by state insurance laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Our Business—Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital." In addition, under the Bermuda Companies Act, we may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that we are, and would after the payment be, able to pay our respective liabilities as they become due and that the realizable value of our assets will, and after the payment would, exceed our liabilities.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2013, we issued unregistered securities in the transactions detailed below. The information set forth below does not gives effect to the conversion of our Class A common shares and Class B-2 common shares into Common Shares and the 2-for-3 reverse stock split that was effected on November 5, 2013 upon the consummation of our initial public offering.

        1.     From January 31, 2013 to May 31, 2013, we issued to our officers and employees an aggregate of 55,976 of our Class B-2 common shares pursuant to the Company's 2009 Restricted Share Plan, which such shares vest pursuant to the terms thereof.

        2.     From March 6, 2013 through March 23, 2013, we issued to our officers and employees and a director of a subsidiary of the Company an aggregate of 273,081 of our Class A common shares pursuant to the Company's annual bonus program, which vest pursuant to the terms provided in an agreement between each holder and the Company.

        3.     On March 22, 2013, we sold and issued to 42 accredited investors an aggregate of 4,930,291 of our Class A common shares at purchase prices from $10.00 to $12.00 per share for an aggregate purchase price of $50,000,000. On June 24, 2013, we sold and issued to 42 accredited investors an aggregate of 7,394,938 of our Class A common shares at purchase prices from $10.00 to $12.00 per share for an aggregate purchase price of $74,995,020.

        These transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder (including Regulation D and Rule 506), or Rule 701 as transactions pursuant to compensatory benefit plans and contracts relating to compensation. None of the transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Recipients of securities issued by us in reliance on Section 4(2) of the Securities Act were accredited or sophisticated and either received adequate information about the registrant or had access, through their relationships with us, to such information.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2013

        The following table sets forth, as of December 31, 2013, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	528,175	(1)	(2)	12,321,825	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	528,175		—	12,321,825

(1)
All of these shares are subject to outstanding restricted share unit awards. This number does not include 3,715,785 shares that are subject to then-outstanding, but unvested, restricted share awards because those securities have been subtracted from the number of securities remaining available for future issuance under Column (c).

(2)
Not applicable because all outstanding awards reflected in Column (a) will be issued upon the vesting of outstanding restricted share units.

(3)
All of the shares that remained available for future issuance as of December 31, 2013 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 14,700,000 common shares were originally reserved and available for delivery under the 2013 Plan. The total number of common shares reserved and available for delivery under the 2013 Plan will be increased on the first day of each of our fiscal years beginning with 2014 in an amount equal to the lesser of (i) 1,500,000 common shares, (ii) 2% of our outstanding common shares on the last day of the immediately preceding fiscal year, or (iii) such number of common shares as determined by our board of directors. The number of common shares reserved and available for delivery under the 2013 Plan is subject to adjustment, as described below. The maximum number of common shares that may be issued in respect of incentive share options under the 2013 Plan is 14,700,000. Common shares underlying awards that are settled in cash, canceled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

Issuer Purchase of Equity Securities

        The table below sets forth information regarding repurchases of our common shares during the fourth quarter of 2013. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2013	0	$	N/A	—	—
November 1 - November 30, 2013	0	$	N/A	—	—
December 1 - December 31, 2013	3,846		$21.74	—	—

Total	3,846			—	—

Use of Proceeds from Initial Public Offering

        On November 5, 2013, we completed an initial public offering of an aggregate of 22,666,635 Common Shares at a price of $17.00 per share for an aggregate offering price of $385,332,795. On that date, we issued and sold 19,956,517 shares, including 2,956,517 shares pursuant to the underwriters' exercise of their option to purchase additional shares, and certain of our shareholders sold an additional 2,710,118 shares, and the offering terminated. Goldman, Sachs & Co., J.P. Morgan Securities LLC, and Barclays Capital Inc. served as joint representatives of the several underwriters for the offering. As a result of the initial public offering, we raised approximately $313.7 million in net proceeds, after deducting underwriting discounts and commissions of approximately $21.5 million and estimated expenses in connection with the offering of approximately $4 million. We did not receive any proceeds from the sale of shares by the selling shareholders. No payments were made by us to our directors, officers or any of their associates, persons owning 10% or more of our Common Shares, or their associates, or our affiliates, except for approximately $11.7 million that was paid in the aggregate in underwriting discounts and commissions to Goldman, Sachs & Co. and J.P. Morgan Securities LLC, affiliates of which owned more than 11% and 8%, respectively, of our outstanding capital immediately prior to our initial public offering. We believe that the services performed by Goldman, Sachs & Co. and J.P. Morgan Securities LLC in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.

        Prior to December 31, 2013, we contributed in the aggregate approximately $75 million of our net proceeds from the offering to our U.S. insurance subsidiaries as capital investments. The remaining portion of the net proceeds has been utilized as temporary investments in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations ($ in thousands, except per share amounts)	2013	2012	2011	2010
Revenues:
Net premiums written	$186,200	$72,668	$17,865	$219
Increase in unearned premiums	(62,829)	(30,875)	(9,686)	(9)

Net premiums earned	123,371	41,793	8,179	210
Net investment income	4,110	2,269	1,169	214
Realized investment gains, net	116	143	364	13
Other income	3,806	4,511	4,676	5,863

Total revenues	131,403	48,716	14,388	6,300

Losses and expenses:
Provision for losses and LAE	2,321	1,466	57	—
Other underwriting and operating expenses	71,055	61,126	48,781	33,928

Total losses and expenses	73,376	62,592	48,838	33,928

Income (loss) before income taxes	58,027	(13,876)	(34,450)	(27,628)
Income tax expense (benefit)	(7,386)	(333)	(895)	(54)

Net income (loss)	$65,413	$(13,543)	$(33,555)	$(27,574)

Earnings (loss) per share (EPS)(1):
Basic:
Common Shares(2)	$0.90	N/A	N/A	N/A
Class A common shares	N/A	$(0.49)	$(1.39)	$(1.24)
Class B-2 common shares	N/A	(0.01)	N/A	N/A
Diluted:
Common Shares(2)	$0.70	N/A	N/A	N/A
Class A common shares	N/A	$(0.49)	$(1.39)	$1.24
Class B-2 common shares	N/A	(0.01)	N/A	N/A
Weighted average common shares outstanding:
Basic:
Common Shares(2)	14,044	N/A	N/A	N/A
Class A common shares	N/A	27,445	24,151	22,205
Class B-2 common shares	N/A	393	—	—
Diluted:
Common Shares(2)	18,103	N/A	N/A	N/A
Class A common shares	N/A	27,445	24,151	22,205
Class B-2 common shares	N/A	393	—	—

	December 31,
Balance sheet data ($ in thousands)	2013	2012	2011	2010
Total investments	$332,555	$247,414	$171,091	$161,725
Cash	477,655	22,315	18,501	15,511
Total assets	853,970	283,332	210,066	193,589
Reserve for losses and LAE	3,070	1,499	57	—
Unearned premium reserve	103,399	40,570	9,695	9
Amounts due under Asset Purchase Agreement	4,949	9,841	14,703	2,485
Total stockholders' equity	$722,141	$219,123	$176,061	$183,493

	December 31,
Selected additional data ($ in thousands)	2013	2012	2011	2010
New insurance written	$21,152,638	$11,241,161	$3,229,720	$245,898
Loss ratio(3)	1.9%	3.5%	0.7%	0.0%
Expense ratio(4)	57.6%	146.3%	596.4%	16,156.2%

Combined ratio	59.5%	149.8%	597.1%	16,156.2%

	December 31,
Insurance portfolio ($ in thousands)	2013	2012	2011	2010
Insurance in force	$32,028,196	$13,628,980	$3,376,708	$244,968
Risk in force	$7,768,605	$3,221,631	$777,460	$53,561
Policies in force	141,417	59,764	15,135	1,204
Loans in default	159	56	3	—
Percentage of loans in default	0.11%	0.09%	0.02%	—
Insurance company capital:
Combined statutory capital(5)	$469,424	$203,611	$150,851	$165,144
Risk to capital ratios:
Essent Guaranty, Inc.	16.6:1	15.8:1	5.0:1	0.3:1
Essent Guaranty of PA, Inc.	17.1:1	16.2:1	10.4:1	0.6:1
Combined(6)	16.5:1	15.8:1	5.2:1	0.3:1

(1)
Prior to the initial public offering (IPO) which was completed on November 5, 2013, the Company had two classes of common shares outstanding: Class A common shares and Class B-2 common shares. The Class A common shares accrued a 10% cumulative dividend and the Class B-2 common shares had no stated dividend rate with any dividends being declared at the discretion of the Company's Board of Directors. Accordingly, earnings (loss) per common share was calculated using the "two-class" method which provides that earnings and losses be allocated to each class of common shares according to dividends declared and their respective participation rights. Substantially all of the net income (loss) for the periods prior to the IPO was allocated to the Class A common shares for purposes of determining earnings per share. Upon the completion of the IPO, all of the Class A common shares and the Class B-2 common shares converted into a single class of common shares (the "Common Shares"), as more fully described in Note 9 to our consolidated financial statements.

(2)
The weighted average Common Shares outstanding as presented in the table above includes: (a) the weighted average Common Shares outstanding for the period from November 5, 2013 until December 31, 2013, and (b) the weighted average Class B-2 common shares outstanding (adjusted for the 2 for 3 share split) for the period from January 1, 2013 until the date of the conversion to Common Shares at the IPO. For purposes of determining EPS in 2013, the net income allocated to the Class B-2 common shares and all net income of the Company for the period following the IPO are allocated to the Common Shares.

(3)
Loss ratio is calculated by dividing the provision for loss and loss adjustment expenses by net premiums earned.

(4)
Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(5)
Combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions.

(6)
The combined risk to capital ratio equals the sum of the net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the "Selected Financial Data" and our financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward-Looking Statements" and "Risk Factors." We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

        We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Since writing our first policy in May 2010, we have grown to an estimated 12.1% market share based on new insurance written, or NIW, excluding NIW under the Home Affordable Refinance Program, for the year ended December 31, 2013, up from 8.6% and 4.5% for the years ended December 31, 2012 and 2011, respectively. We believe that our growth has been driven largely by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by legacy business, that provides fair and transparent claims payment practices, and consistency and speed of service.

        In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and is licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013. The financial strength of Essent Guaranty, Inc., our wholly-owned insurance subsidiary, is rated Baa2 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by Standard & Poor's Rating Services.

        We had master policy relationships with approximately 935 customers as of December 31, 2013. We have a fully functioning, scalable and flexible mortgage insurance platform, which we acquired from Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as "Triad", in exchange for up to $30 million in cash and the assumption of certain contractual obligations. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 289 employees as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, we generated new insurance written of approximately $21.2 billion, $11.2 billion and $3.2 billion, respectively, and as of December 31, 2013, we had approximately $32.0 billion of insurance in force.

Legislative and Regulatory Developments

        Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. Key regulatory and legislative developments that may affect us include:

  Housing Finance and GSE Reform

        The overwhelming majority of our current and expected future business is the provision of mortgage insurance on loans sold to the GSEs. Therefore, changes to the business practices of the GSEs or any regulation relating to the GSEs may impact our business and our results of operations. The FHFA is the regulator and conservator of the GSEs with authority to control and direct their operations. The FHFA has directed, and is likely to continue to direct, changes to the business operations of the GSEs in ways that affect the mortgage insurance industry. In addition, it is likely that Federal legislation will be necessary to resolve the conservatorship of the GSEs, and such legislation could materially affect the role and charter of the GSEs and the operation of the housing finance system. In 2011, the U.S. Department of the Treasury recommended options for winding down the GSEs and using a combination of Federal housing policy changes to contract the government's footprint in housing finance and restore a larger role for private capital. Since 2011, members of Congress have introduced several bills intended to reform the secondary market and the role of the GSEs, although no comprehensive housing finance or GSE reform legislation has been enacted to date. See "Business—Regulation—Federal Laws and Regulations—Housing Finance Reform", "Risk Factors—Risks Relating to Our Business—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns", and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

  Dodd-Frank Act

        Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Act that are expected to have a significant impact on the housing finance industry, including the Qualified Mortgage, or QM, definition and the risk retention requirement and related Qualified Residential Mortgage, or QRM, definition.

  QM Definition

        Under the Dodd-Frank Act, the CFPB is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. On January 10, 2014, the CFPB implemented a final rule regarding QMs, which we refer to as the "QM Rule". Under the QM Rule, a loan is deemed to be a QM if it has certain loan features, satisfies extensive documentation requirements and meets limitations on fees and points and APRs. The QM Rule also provides for a second temporary category with more flexible requirements if the loan is eligible to be purchased or guaranteed by the GSEs while they are in conservatorship, which is the overwhelming majority of our business. This second temporary category still requires that loans satisfy certain criteria, including the requirement that the points and fees represent 3% or less of the total loan amount.

        Failure to comply with the ability-to-repay requirement exposes a lender to substantial potential liability. As a result, we believe that the QM regulations may cause changes in the lending standards and origination practices of our customers. Such changes may include a further tightening of mortgage origination practices and lending standards, which may further improve the credit quality of new mortgages, but may also result in a reduction of the overall volume of mortgage originations. To the extent the use of private mortgage insurance causes a loan not to meet the definition of a QM, the volume of loans originated with mortgage insurance may decline. In addition, the impact of the mortgage insurance premiums on the calculation of points and fees for purposes of QM may influence the use of mortgage insurance, as well as our mix of premium plans and therefore our profitability. See "—Factors Affecting Our Results of Operations—Persistency and Business Mix." Finally, to the extent that government agencies that offer mortgage insurance adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders than those applicable in the market we operate in, our business may be adversely affected. See "Business—Regulation—Federal Laws and

Regulation—Dodd-Frank Act—Qualified Residential Mortgage Regulations—Risk Retention Requirements" and "Risk Factors—Risks Relating to Our Business—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

  Risk Retention Requirements and QRM Definition

        The Dodd-Frank Act provides for an originator or issuer risk-retention requirement on securitized mortgage loans that do not meet the definition of a QRM. Federal regulators issued the proposed risk-retention rule in March 2011, and in response to public comment on such proposed rule, issued a revised proposed-risk retention rule on August 28, 2013, including a definition of QRM that generally defines QRM as a mortgage meeting the requirements of QM (see "Business—Regulation—Federal Laws and Regulations—Dodd-Frank Act—Qualified Mortgage Regulations—Ability to Repay Requirements"). In addition, the regulators also requested public comments on an alternative definition that, among other things, incorporates a maximum LTV standard of 70% and certain other restrictions selected to reduce the risk of default. Neither of the revised proposed definitions of QRM incorporate the use of private mortgage insurance. Under the proposed rule, the GSEs satisfy the risk retention requirements of the Dodd-Frank Act while they are in conservatorship. The public comment period for the proposed rule ended on October 30, 2013 and final rules have yet to be issued. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain.

        Issuers may prefer not to retain risk and may therefore have a strong incentive to originate loans that meet the definition of a QRM. If the final rule gives consideration to private mortgage insurance in the definition of QRM, issuers may benefit from the use of private mortgage insurance for mortgage securitizations subject to the risk retention requirements. However, if the final QRM rule does not give consideration to mortgage insurance in the definition of QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance and our business. In addition, changes in the final regulations regarding treatment of GSE-guaranteed mortgage loans, could impact our business. The ultimate impact of these rules on the use of mortgage insurance depends on, among other things, (i) the final definition of QRM, (ii) under the proposed definition, the extent to which the presence of private mortgage insurance may adversely affect the ability of a loan to qualify as a QM and therefore as a QRM, (iii) under the QM-plus definition or any other final definition with an LTV requirement, the level of the final LTV requirement and the extent to which credit would be given for the use of mortgage insurance, if any, in satisfying the LTV requirement, (iv) if, in the future, sellers of loans to the GSEs become subject to risk-retention requirements, and (v) the degree to which originators or issuers subject to risk retention requirements would see it as beneficial to utilize mortgage insurance on non-QRM loans to mitigate their retained credit exposure. See "Business—Regulation—Federal Laws and Regulation—Dodd-Frank Act—Qualified Residential Mortgage Regulations—Risk Retention Requirements" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

  Basel III

        In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved publication of the Basel III Rules governing almost all U.S. banking organizations regardless of size or business model. The Basel III Rules revise and enhance the Federal banking agencies' general risk-based capital, advanced approaches and leverage rules. The Basel III Rules became effective on January 1, 2014, with a mandatory compliance date of

January 1, 2015 for banking organizations other than advanced approaches banking organizations that are not savings and loan holding companies.

        The Federal banking agencies previously issued proposed rules that would have made extensive changes to the capital requirements for residential mortgages, including eliminating capital recognition for certain low down payment mortgages covered by mortgage insurance. After consideration of extensive comments with regard to the proposed capital rules for residential mortgages, the Federal banking agencies decided to retain in the Basel III Rules the treatment for residential mortgage exposures that is currently set forth in the general risk-based capital rules and the treatment of mortgage insurance.

        The Basel III Rules continue to afford FHA-insured loans a lower risk-weighting than low down payment loans insured with private mortgage insurance, and Ginnie Mae mortgage-backed securities are afforded a lower risk weighting than Fannie Mae and Freddie Mac mortgage-backed securities. Therefore, with respect to capital requirements, FHA-insured loans will continue to have a competitive advantage over loans insured by private mortgage insurance and then sold to and securitized by the GSEs.

        In addition, with regard to the separate Basel III Rules applicable to general credit risk mitigation for banking exposures, insurance companies engaged predominantly in the business of providing credit protection, such as private mortgage insurance companies, are not eligible guarantors.

        If implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure, it could adversely affect the size of the portfolio lending market, which in turn would reduce the demand for our mortgage insurance, but may create incentives for banks to originate and sell loans to the GSEs which could expand demand for mortgage insurance. If the Federal banking agencies revise the Basel III Rules to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private mortgage insurance, or if our bank customers believe that such adverse changes may occur at some time in the future, our current and future business may be adversely affected. Furthermore, if mortgage insurance companies do not meet the requirements to be an eligible guarantor for purposes of general credit mitigation, our future business prospects may be adversely affected. "Risk Factors—Risks Relating to Our Business—The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance."

  FHA Reform

        The FHA is our primary competitor outside of the private mortgage insurance industry and the FHA's role in the mortgage insurance industry is also significantly dependent upon regulatory developments. The U.S. Congress is considering reforms of the housing finance market, which includes consideration of the future mission, size and structure of the FHA, which is part of HUD. In HUD's annual report to Congress on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, dated November 16, 2012, the capital reserve ratio of the MMIF turned to a negative 1.44%, below the congressionally mandated required minimum level of 2%. In part as a result of this capital shortfall, Congress is considering legislation to reform the FHA. If FHA reform were to raise FHA premiums, tighten FHA credit guidelines, make other changes which make lender use of FHA less attractive, or implement credit risk sharing between FHA and private mortgage insurers, these changes may be beneficial to our business. However, there can be no assurance that any FHA reform legislation will be enacted into law, and what provisions may be contained in any final legislation, if any. Therefore, the future impact on our business is uncertain. See "Business—Regulation—Federal Laws and Regulation—FHA Reform" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

Factors Affecting Our Results of Operations

  Net Premiums Written and Earned

        Premiums are based on insurance in force, or IIF, during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average premiums rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus NIW less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

  •
  NIW, which is the aggregate principal amount of the new mortgages that are insured during a period. Many factors affect NIW, including, among others, the volume of low down payment home mortgage originations and the competition to provide credit enhancement on those mortgages;

  •
  Cancellations of our insurance policies, which are impacted by payments on mortgages, home price appreciation, or refinancings, which in turn are affected by mortgage interest rates. Cancellations are also impacted by the levels of rescissions and claim payments;

  •
  Premium rates, which represent the amount of the premium due as a percentage of IIF. Premium rates are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

  •
  Premiums ceded or assumed under reinsurance arrangements. To date, we have not entered into any reinsurance contracts.

        Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2013 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight line basis over the year of coverage. For the year ended December 31, 2013, monthly and single premium policies comprised 80% and 20% of our NIW, respectively.

  Persistency and Business Mix

        The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.1% at December 31, 2013. Generally, higher prepayment speeds lead to lower persistency.

        Prepayment speeds and the relative mix of business between single premium policies and monthly premium policies also impact our profitability. Our premium rates include certain assumptions regarding repayment or prepayment speeds of the mortgages. Because premiums are paid at origination on single premium policies, assuming all other factors remain constant, if loans are prepaid earlier than expected, our profitability on these loans is likely to increase and, if loans are repaid slower than expected, our profitability on these loans is likely to decrease. By contrast, if monthly premium loans are repaid earlier than anticipated, our premium earned with respect to those loans and therefore our profitability declines. Currently, the expected return on single premium policies is less than the expected return on monthly policies.

  Net Investment Income

        Our investment portfolio was comprised entirely of investment grade fixed income securities and money market investments as of December 31, 2013. The principal factors that influence investment income are the size of the investment portfolio and the yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any "other than temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

  Other Income

        In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. From the period from December 1, 2009 to November 30, 2010, this fee was based on a fixed amount. Effective December 1, 2010, the fee is adjusted monthly based on the number of Triad's mortgage insurance policies in force and, accordingly, will decrease over time as Triad's existing policies are cancelled. The services agreement provides for a minimum monthly fee of $150,000 for the duration of the services agreement. The services agreement expires on November 30, 2014 and provides for two subsequent five year renewals at Triad's option. See Note 6 to our consolidated financial statements.

        Other income also includes revenues associated with contract underwriting services. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers.

  Provision for Losses and Loss Adjustment Expenses

        The provision for losses and loss adjustment expenses reflect the current expense that is recorded within a particular period to reflect actual and estimated loss payments that we believe will ultimately be made as a result of insured loans that are in default.

        Losses incurred are generally affected by:

  •
  the overall state of the economy, which broadly affects the likelihood that borrowers may default on their loans and have the ability to cure such defaults;

  •
  changes in housing values, which affect our ability to mitigate our losses through the sale of properties with loans in default as well as borrower willingness to continue to make mortgage payments when the value of the home is below or perceived to be below the mortgage balance;

  •
  the product mix of IIF, with loans having higher risk characteristics generally resulting in higher defaults and claims;

  •
  the size of loans insured, with higher average loan amounts tending to increase losses incurred;

  •
  the loan-to-value ratio, with higher average loan-to-value ratios tending to increase losses incurred;

  •
  the percentage of coverage on insured loans, with deeper average coverage tending to increase losses incurred;

  •
  credit quality of borrowers, including higher debt-to-income ratios and lower FICO scores, which tend to increase incurred losses;

  •
  the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our Clarity of Coverage master policy endorsement, we expect that our level of rescission activity will be lower than recent rescission activity seen in the mortgage insurance industry; and

  •
  the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 94% of our IIF as of December 31, 2013 having been originated since January 1, 2012. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

        We establish loss reserves for delinquent loans when we are notified that a borrower has missed at least two consecutive monthly payments ("Case Reserves"), as well as estimated reserves for defaults that may have occurred but not yet been reported to us ("IBNR Reserves"). We also establish reserves for the associated loss adjustment expenses ("LAE"), consisting of the estimated cost of the claims administration process, including legal and other fees. Using both internal and external information, we establish our reserves based on the likelihood that a default will reach claim status and estimated claim severity. See "—Critical Accounting Policies" for further information.

        We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2013, 64% of our IIF relates to business written in 2013 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan to value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

  Other Underwriting and Operating Expenses

        Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

        Our most significant expense is compensation and benefits for our employees, which represented 66%, 52% and 49% of other underwriting and operating expenses for the years ended December 31, 2013, 2012 and 2011, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased each period as we have increased our staffing from 103 employees at January 1, 2011 to 289 at December 31, 2013, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

        Depreciation and amortization expense represented 3%, 25% and 28% of other underwriting and operating expenses for the years ended December 31, 2013, 2012 and 2011, respectively. A significant portion of the depreciation expense recorded during 2011 and 2012 related to the assets acquired from Triad for $30 million in cash and the assumption of certain contractual obligations under that certain asset purchase agreement, dated October 7, 2009, among Essent Guaranty, Inc. and Triad (the "Asset Purchase Agreement"). The purchase price of the assets acquired from Triad was allocated primarily to acquired technology (94%) and workforce-in-place (4%) and was amortized to expense on a straight-line basis over 36 months and 48 months, respectively, from the date of acquisition. The acquired technology component of the purchase price was fully depreciated as of November 30, 2012 and the workforce-in-place component of the purchase price was fully amortized as of November 30, 2013 and, accordingly, depreciation and amortization expense declined in 2013 compared to prior periods.

        Underwriting and other expenses also include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities and other expenses.

        We anticipate that as we continue to add customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses resulting in a decline in our expense ratio. Further, we expect to incur incremental costs related to being a public company, including certain operating and compensation expenses.

  Income Taxes

        Income taxes are incurred based on the amount of earnings or losses generated in the jurisdictions in which we operate and the applicable tax rates and regulations in those jurisdictions. To date, substantially all of our business activity has been conducted in the United States where we are subject to corporate level Federal income taxes. Our U.S. insurance subsidiaries are generally not subject to income taxes in the states in which we operate; however, our non-insurance subsidiaries are subject to state income taxes. In lieu of state income taxes, our insurance subsidiaries pay premium taxes that are recorded in other underwriting and operating expenses. The amount of income tax expense or benefit recorded in future periods will be dependent on the jurisdictions in which we operate and the tax laws and regulations in effect.

        Essent Group Ltd. and its wholly owned subsidiary, Essent Reinsurance, Ltd. ("Essent Re"), are domiciled in Bermuda, which does not have a corporate income tax. To date, these entities have incurred expenses and generated limited amounts of investment income.

        Since inception and prior to June 30, 2013, we recorded a valuation allowance against deferred tax assets, and, as such, we generally did not record a benefit associated with the losses incurred in prior periods or other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities resulting from the increase or decrease in the unrealized gain on our investment portfolio. At June 30, 2013, after weighing all the evidence, we concluded that it was more likely than not that our deferred tax assets would be realized. As a result, through December 31, 2013, we have released the valuation allowance on our deferred tax assets. The release of the valuation allowance resulted in the recognition of a net $7.4 million benefit for Federal income taxes in the year ended December 31, 2013. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.

  Mortgage Insurance Earnings and Cash Flow Cycle

        In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern generally occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and increasing losses.

Key Performance Indicators

  Insurance In Force

        As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. From May 2010, when we first began writing policies, through December 31, 2013, we have increased our NIW. We have also grown the number of customers who have approved us to provide mortgage insurance over this period, as well as increased our share of NIW from certain customers over time. The following table includes a summary of the change in our IIF for the years ended December 31, 2013, 2012 and 2011. In addition, this table includes our RIF at the end of each period and the number of customers that purchased mortgage insurance during each respective period.

	Year Ended December 31,
($ in thousands)	2013	2012	2011
IIF, beginning of period	$13,628,980	$3,376,708	$244,968
NIW	21,152,638	11,241,161	3,229,720
Cancellations	(2,753,422)	(988,889)	(97,980)

IIF, end of period	$32,028,196	$13,628,980	$3,376,708

Average IIF during the period	$22,787,671	$7,581,042	$1,397,224
RIF, end of period	$7,768,605	$3,221,631	$777,460
Number of customers generating NIW during the period	721	463	134

        Our cancellation activity is relatively low because the average age of our insurance portfolio is young. Following is a summary of our IIF at December 31, 2013 by vintage:

($ in thousands)	$	%
2013	$20,523,351	64.1%
2012	9,628,905	30.1
2011	1,766,709	5.5
2010	109,231	0.3

	$32,028,196	100.0%

  Average Premium Rate

        Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing.

        The following table outlines our average premium rate, which reflects net premiums earned as a percentage of average IIF, for the periods presented:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Net premiums earned	$123,371	$41,793	$8,179
Average IIF during the period	$22,787,671	$7,581,042	$1,397,224
Average premium rate	0.54%	0.55%	0.59%

  Persistency Rate

        The measure for assessing the impact of policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in "—Factors Affecting Our Results of Operations—Persistency and Business Mix."

  Risk to Capital

        The risk to capital ratio is frequently used as a measure of capital adequacy in the mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in "—Liquidity and Capital Resources—Risk to Capital."

        As of December 31, 2013, our combined net risk in force was $7.8 billion and our combined statutory capital was $469.4 million resulting in a risk to capital ratio of 16.5 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25.0 to 1. As a condition to its approval from Freddie Mac, until December 31, 2013 Essent Guaranty, Inc. was required to maintain a risk-to-capital ratio of no greater than 20.0:1. State insurance regulators and the GSEs are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

        The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations ($ in thousands)	2013	2012	2011
Revenues:
Net premiums written	$186,200	$72,668	$17,865
Increase in unearned premiums	(62,829)	(30,875)	(9,686)

Net premiums earned	123,371	41,793	8,179
Net investment income	4,110	2,269	1,169
Realized investment gains, net	116	143	364
Other income	3,806	4,511	4,676

Total revenues	131,403	48,716	14,388

Losses and expenses:
Provision for losses and LAE	2,321	1,466	57
Other underwriting and operating expenses	71,055	61,126	48,781

Total losses and expenses	73,376	62,592	48,838

Income (loss) before income taxes	58,027	(13,876)	(34,450)
Income tax benefit	(7,386)	(333)	(895)

Net income (loss)	$65,413	$(13,543)	$(33,555)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        For the year ended December 31, 2013, we reported net income of $65.4 million, compared to a net loss of $13.5 million for the year ended December 31, 2012. The increase in our operating results in 2013 over 2012 was primarily due to an increase in net premiums earned associated with the growth of our IIF and an increase in net investment income as well as the income tax benefit recorded due to the reversal of our valuation allowance against deferred tax assets, partially offset by increases in other underwriting and operating expenses and the provision for losses and loss adjustment expenses and a reduction in other income.

  Net Premiums Written and Earned

        Net premiums earned increased in the year ended December 31, 2013 by 195% compared to the year ended December 31, 2012 primarily due to the increase in our average IIF from $7.6 billion in 2012 to $22.8 billion in 2013. Net premiums written increased in the year ended December 31, 2013 by 156% over the prior year.

        In the year ended December 31, 2013, unearned premiums increased by $62.8 million as a result of net premiums written on single premium policies of $78.5 million which was partially offset by $15.7 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2012, unearned premiums increased by $30.9 million as a result of net premiums written on single premium policies of $35.7 million partially offset by $4.8 million of unearned premium that was recognized in earnings during the year.

  Net Investment Income

        Our net investment income was derived from the following sources for the period indicated:

	Year Ended December 31,
($ in thousands)	2013	2012
Fixed maturities	$4,671	$2,632
Short-term investments	26	14

Gross investment income	4,697	2,646
Investment expenses	(587)	(377)

Net investment income	$4,110	$2,269

        The increase in net investment income to $4.1 million for the year ended December 31, 2013 as compared to $2.3 million for the year ended December 31, 2012 is primarily due to an increase in the weighted average balance of our investment portfolio as a result of capital contributions from our initial investors in June and March 2013, and cash flows generated from operations. The average cash and investment portfolio balance was $442.8 million and $214.0 million during the years ended December 31, 2013 and 2012, respectively. The pre-tax investment income yield was 1.1% and 1.2% in the years ended December 31, 2013 and 2012, respectively. The pre-tax investment income yields are calculated based on amortized cost. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

  Other Income

        Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. The decrease in other income for the year ended December 31, 2013 compared to the same period in 2012 is primarily due to a reduction in the number of Triad's mortgage insurance policies in force, partially offset by an increase in contract underwriting revenue. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

  Provision for Losses and Loss Adjustment Expenses

        The increase in the provision for losses and LAE in 2013 as compared to 2012 was primarily due to an increase in the number of insured loans in default partially offset by previously identified defaults that cured.

        The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2013	2012
Beginning default inventory	56	3
Plus: new defaults	327	117
Less: cures	(208)	(63)
Less: claims paid	(16)	(1)

Ending default inventory	159	56

        The increase in the number of defaults at December 31, 2013 compared to December 31, 2012 is primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

        The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2013	2012
Case reserves (in thousands)	$2,807	$1,393
Ending default inventory	159	56
Average reserve per default	$17,658	$24,860
Default rate	0.11%	0.09%
Claims received included in ending default inventory	5	3

        The decrease in the average reserve per default is primarily due to changes in the composition (such as mark-to-market loan to value ratios, risk in force, and number of months past due) of the underlying loans in default. In addition, historical cure ratios showed continued improvement in 2013.

        The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims.

	As of December 31,
($ in thousands)	2013	2012
Reserve for losses and LAE at beginning of year	$1,499	$57
Add provision for losses and LAE occurring in:
Current year	2,986	1,523
Prior years	(665)	(57)

Incurred losses during the current period	2,321	1,466

Deduct payments for losses and LAE occurring in:
Current year	239	24
Prior years	511	—

Loss and LAE payments during the current period	750	24

Reserve for losses and LAE at end of period	$3,070	$1,499

	As of December 31, 2013
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	88	56%	$841	30%	$3,972	21%
Four to eleven payments	56	35	1,497	53	2,672	56
Twelve or more payments	10	6	300	11	447	67
Pending claims	5	3	169	6	166	102

Total	159	100%	2,807	100%	$7,257	39

IBNR			211
LAE and other			52

Total reserves			$3,070

	As of December 31, 2012
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	30	54%	$391	28%	$1,335	29%
Four to eleven payments	19	34	689	49	948	73
Twelve or more payments	4	7	132	10	184	72
Pending claims	3	5	181	13	168	108

Total	56	100%	1,393	100%	$2,635	53

IBNR			70
LAE and other			36

Total reserves			$1,499

        During the year ended December 31, 2013, the provision for losses and LAE was $2.3 million, comprised of $3.0 million of current year losses partially offset by $0.7 million of favorable prior years' loss development. During the year ended December 31, 2012, the provision for losses and LAE was $1.5 million, comprised of $1.6 million of current year losses partially offset by $0.1 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

        During the year ended December 31, 2013, we paid 16 claims for a total amount of $0.7 million. During the year ended December 31, 2012, we paid one claim for approximately $18,000. Claim severity, representing the total amount of claims paid divided by the related RIF of the defaulted mortgage loans, for the years ended December 31, 2013 and 2012 was 90% and 104%, respectively.

  Other Underwriting and Operating Expenses

        Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2013		2012
($ in thousands)	$	%	$	%
Compensation and benefits	$46,971	66%	$31,624	52%
Depreciation and amortization	2,252	3	15,156	25
Other	21,832	31	14,346	23

	$71,055	100%	$61,126	100%

Number of employees at end of period	289		209

        Other underwriting and operating expenses increased to $71.1 million in the year ended December 31, 2013 as compared to $61.1 million in the year ended December 31, 2012. The significant factors contributing to the change in other underwriting and operating expenses are:

  •
  Compensation and benefits increased primarily due to the increase in our work force to 289 at December 31, 2013 from 209 at December 31, 2012. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits also increased as a result of an increase in annual incentive compensation and incremental cash and stock-based compensation. The increase in stock-based compensation is primarily due to the restricted shares and restricted stock units issued to all of employees in connection with our initial public offering.

    Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

  •
  Depreciation and amortization expense decreased in 2013 compared to 2012 as the substantial majority of the assets acquired from Triad were fully depreciated as of November 30, 2012 and the remaining acquired assets were fully amortized as of November 30, 2013. Depreciation and amortization expense associated with these assets during the years ended December 31, 2013 and 2012 was $0.4 and $12.4 million, respectively.

  •
  Other expenses, including premium taxes, travel, marketing, hardware, software, rent and other facilities expenses, increased as a result of the expansion of our business. In addition, effective with the completion of our initial public offering, we began to incur certain incremental public company expenses, including insurance and board of director costs.

We account for stock based compensation issued to employees using a fair value based method under which we measure the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of the award. Certain members of senior management were granted nonvested Common Shares in September 2013. The fair value for those grants of $14.50 per Common Share was based on analysis at the time of the grant, provided by the underwriters associated with the offering, regarding the estimated fair value of Essent and the estimated IPO price range of $13.50 to $15.50 per Common Share. Factors considered in determining the IPO price range and Common Share valuation included prevailing market conditions, estimates of the Company's business potential and earnings prospects, the Company's historical operating results, market valuations of companies deemed comparable to the Company and an assessment of risks and opportunities. Employees that were not granted nonvested Common Shares in September 2013 were granted nonvested Common Share units on October 31, 2013. The fair value for those share unit grants was the initial public offering price of $17.00 per Common Share. The increase in the estimated fair value of Common Shares from September 2013 to October 31, 2013 was due to external factors including an increase in the valuations of publicly-traded mortgage insurers during that period and Company-specific factors including the conclusion of the Company's IPO marketing efforts which resulted in an oversubscription at the IPO pricing range and setting the final IPO price at $17.00.

        Subsequent to our initial public offering, quoted market prices were used for the valuation of Common Shares granted to employees.

  Income Taxes

        Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax benefit was $7.4 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. Our effective tax rate was (12.7)% and 2.4% for the years ended December 31, 2013 and 2012, respectively. Since inception and prior to June 30, 2013, we had evaluated the realizability of our deferred tax assets on a quarterly basis and concluded that it was more likely than not that some portion or all of the deferred tax asset would not be realized and provided a valuation allowance against the deferred tax assets. Accordingly, we did not record a benefit associated with the losses incurred in prior periods or for other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities relating to the change in the unrealized gain on our investment portfolio. At June 30, 2013, we concluded that it is more likely than not that our deferred tax assets will be realized. As a result, as of December 31, 2013 we have released the valuation allowance on our deferred tax assets in accordance with Accounting Standard Codification ("ASC") No. 740-270. The release of the valuation allowance resulted in the recognition of a net $7.4 million benefit for income taxes for the year ended December 31, 2013.

        The positive evidence that weighed in favor of releasing the allowance as of June 30, 2013 and ultimately outweighed the negative evidence against releasing the allowance was the following:

  •
  the substantial growth in our IIF which has driven the increase in net premiums earned experienced in 2012 and through June 30, 2013;

  •
  our increasing level of profitability in the fourth quarter of 2012 and the first two quarters of 2013 and our expectations regarding the sustainability of these profits;

  •
  our expectation that we would be in a three-year cumulative income position in 2013;

  •
  the strong credit profile of the loans we have insured since we began to issue mortgage insurance policies in 2010;

  •
  the size of our IIF and our contractual rights for future premiums from this book of business;

  •
  our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

  •
  our current net operating loss carryforwards will be fully utilized in 2013.

        Our determination of the amount of deferred tax asset valuation allowance to reverse as of June 30, 2013 was based on the guidance in ASC No. 740-270 regarding accounting for income taxes in interim periods. This guidance distinguishes between amounts that are recognized through the use of an estimated annual effective tax rate applied to year-to-date operating results and specific events that are discretely recognized as they occur. Under ASC No. 740-270, the tax benefit of an operating loss carryforward from prior years shall be included in the effective tax rate computation if the tax benefit is expected to be realized as a result of ordinary income in the current year. Otherwise, the tax benefit shall be recognized in each interim period to the extent that income in the period and for the year to date is available to offset the operating loss carryforward or, in the case of a change in judgment about realizability of the related deferred tax asset in future years, the effect shall be recognized in the interim period in which the change occurs. We estimated our pretax income for the year to determine the amount of tax benefit that was expected to be realized from ordinary income in 2013 and that amount was used to reduce tax expense from continuing operations to zero. The remainder of the tax benefit resulted from a change in estimate of future years' income and was recognized as a discrete benefit in the year ended December 31, 2013. At December 31, 2013, the valuation allowance was zero. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        For the years ended December 31, 2012 and 2011, we reported net losses of $13.5 million and $33.6 million, respectively. The reduction in our net loss in 2012 compared to 2011 was primarily due to an increase in net premiums earned and net investment income, partially offset by increases in other underwriting and operating expenses and the provision for losses and LAE.

  Net Premiums Written and Earned

        Net premiums earned increased in the year ended December 31, 2012 by 411% compared to the year ended December 31, 2011 primarily due to the increase in our average IIF to $7.6 billion for the year ended December 31, 2012 from $1.4 billion for the year ended December 31, 2011. The favorable impact of the increase in IIF on net premium earned was partially offset by a reduction in the average premium rate from 0.59% in 2011 to 0.55% in 2012. Net premiums written increased in the year ended December 31, 2012 by 307% over the prior year.

        During the year ended December 31, 2012, unearned premiums increased by $30.9 million as a result of net premiums written on single premium policies of $35.7 million partially offset by $4.8 million of unearned premium that was recognized in earnings during the year. During the year ended December 31, 2011, unearned premiums increased by $9.7 million as a result of net premiums written on single premium policies of $10.3 million partially offset by $0.6 million of unearned premium that was recognized during the year.

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Year Ended December 31,
($ in thousands)	2012	2011
Fixed maturities	$2,632	$1,447
Short-term investments	14	92

Gross investment income	2,646	1,539
Investment expenses	(377)	(370)

Net investment income	$2,269	$1,169

        The increase in net investment income during the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to an increase in the size of our investment portfolio as a result of capital contributions from our initial investors and cash flows generated from operations, as well as an increase in the pre-tax investment income yield. The average cash and investment portfolio balance was $214.0 million and $179.2 million in 2012 and 2011, respectively. The pre-tax investment income yield increased from 0.86% in 2011 to 1.2% in 2012. The increase in the pre-tax investment income is primarily due to a decrease in the portion of the portfolio invested in U.S. Treasury and Agency bonds and an increase in the allocation to higher yielding investment grade corporate, municipal and asset backed securities and an extension of the portfolio duration from 2.3 years at December 31, 2011 to 3.1 years at December 31, 2012.

  Other Income

        Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. The decline in other income is primarily due to the decline in service fee income from Triad of $4.7 million in 2011 to $3.8 million in 2012 as a result of a reduction in Triad's mortgage insurance policies in force. This fee will continue to decline in future periods as Triad's existing policies are cancelled. Offsetting the decrease in service fee income from Triad is an increase in contract underwriting revenue to $0.7 million in the year ended December 31, 2012 from less than $0.1 million in the year ended December 31, 2011 primarily due to an increase in the number of customers using the service.

  Provision for Losses and Loss Adjustment Expenses

        The provision for losses and LAE increased from $0.1 million in 2011 to $1.5 million in 2012 because of an increase in the number of new insured loans in default partially offset by previously identified defaults that cured.

        The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2012	2011
Beginning default inventory	3	—
Plus: new defaults	117	6
Less: cures	(63)	(3)
Less: claims paid	(1)	—

Ending default inventory	56	3

        The increase in the number of defaults at December 31, 2012 compared to December 31, 2011 is primarily due to an increase in our IIF and policies in force and an increase in the average age of the insurance portfolio.

        The following tables include additional information about our loans in default as of the dates indicated:

	As of December 31,
	2012	2011
Case reserves (in thousands)	$1,393	$56
Ending default inventory	56	3
Average direct reserve per default	$24,860	$18,515
Default rate	0.09%	0.02%
Claims received included in ending default inventory	3	—

        The increase in the average reserve per default is primarily due to changes in the composition (such as mark-to-market loan to value ratios, risk in force, and number of months past due) of the underlying loans in default. The primary factor contributing to the increase in the average reserve per default from December 31, 2011 to December 31, 2012 is an increase in the average RIF of the default inventory.

        The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims.

	As of December 31,
($ in thousands)	2012	2011
Reserve for losses and LAE at beginning of year	$57	$—
Add provision for losses and LAE occurring in:
Current year	1,523	57
Prior years	(57)	—

Incurred losses during the current year	1,466	57

Deduct payments for losses and LAE occurring in:
Current year	24	—
Prior years	—	—

Loss and LAE payments during the current year	24	—

Reserve for losses and LAE at end of year	$1,499	$57

	As of December 31, 2012
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	30	54%	$391	28%	$1,335	29%
Four to eleven payments	19	34	689	49	948	73
Twelve or more payments	4	7	132	10	184	72
Pending claims	3	5	181	13	168	108

Total	56	100%	1,393	100%	$2,635	53

IBNR			70
LAE and other			36

Total reserves			$1,499

	As of December 31, 2011
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	1	33%	$56	100%	$56	100%
Four to eleven payments	2	67	—	—	96	—
Twelve or more payments	—	—	—	—	—	—
Pending claims	—	—	—	—	—	—

Total	3	100.0%	56	100%	$152	36

IBNR			—
LAE and other			1

Total reserves			$57

        During the year ended December 31, 2012, the provision for losses and LAE was $1.5 million, comprised of $1.6 million of current year loss development partially offset by $0.1 million of favorable prior years' loss development, as a result of a re-estimation of amounts to be paid on prior year defaults in the default inventory. During the year ended December 31, 2011, net losses incurred were $0.1 million, comprised solely of current year loss development. Given the small number of defaults in 2011, management established case reserves based upon a specific review of each loan in default and considering factors such as subsequent performance and policy deductibles.

        During the year ended December 31, 2012, we paid one claim for approximately $18,000. We paid no claims during 2011.

  Other Underwriting and Operating Expenses

        Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2012		2011
($ in thousands)	$	%	$	%
Compensation and benefits	$31,624	52%	$24,011	49%
Depreciation and amortization	15,156	25	13,591	28
Other	14,346	23	11,179	23

	$61,126	100%	$48,781	100%

Number of employees at end of period	209		157

        Other underwriting and operating expenses increased to $61.1 million during the year ended December 31, 2012 as compared to $48.8 million for the year ended December 31, 2011. The significant factors contributing to the change in other underwriting and operating expenses are:

  •
  Compensation and benefits increased due to the increase in our work force to 209 at December 31, 2012 from 157 employees at December 31, 2011. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits is composed of cash compensation, including salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

  •
  Depreciation and amortization expense increased in 2012 compared to 2011 primarily due to an increase in the depreciation on the assets acquired from Triad as well as depreciation and amortization for additional property and equipment acquired.

  •
  Other expenses, including premium taxes, travel, marketing, hardware, software, rent and other facilities expenses, increased as a result of the expansion of our business.

  Income Taxes

        Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax benefit was $0.3 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. Our effective tax rate was 2.4% and 2.6% for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, and the years then ended, we had a full valuation allowance recorded against deferred tax assets.

Liquidity and Capital Resources

  Overview

        Our sources of funds consist primarily of:

  •
  our investment portfolio and interest income on the portfolio;

  •
  net premiums that we will receive from our existing IIF as well as policies that we write in the future; and

  •
  issuance of capital shares.

        Our obligations consist primarily of:

  •
  claim payments under our policies; and

  •
  the other costs and operating expenses of our business.

        As of December 31, 2013, we had substantial liquidity in addition to our investment portfolio, with $477.7 million of cash, which includes $244.2 million at the holding company. Our cash position increased during the year ended December 31, 2013 primarily as a result of net proceeds of $313.7 million from our initial public offering of Common Shares which was completed in November 2013, $123.9 million in net capital contributions received from our initial investors plus cash flows from operations, net of amounts invested in our fixed income portfolio. As of December 31, 2013, we have $810.2 million in cash and investments and no debt.

        Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

        While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, or to provide additional capital related to the growth of our risk in force in our insurance portfolio, or to fund new business initiatives.

        At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

  •
  significant decline in the value of our investments;

  •
  inability to sell investment assets to provide cash to fund operating needs;

  •
  decline in expected revenues generated from operations;

  •
  increase in expected claim payments related to our IIF; or

  •
  increase in operating expenses.

        Our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which it is authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2013, Essent Guaranty, Inc. had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2014. At December 31, 2013, Essent PA, Inc. had unassigned surplus of less than $1 million. In December 2013, Essent Guaranty of PA, Inc. paid a $5,000 dividend to Essent US Holdings, Inc. Essent Guaranty, Inc. has paid no dividends since its inception. At December 31, 2013, our insurance subsidiaries were in compliance with these rules and regulations.

        In addition, as a condition to its approval from Freddie Mac, until December 31, 2013, Essent Guaranty, Inc. was required to maintain a risk-to-capital ratio of no greater than 20.0:1.

  Cash Flows

        The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Net cash provided by (used in) operating activities	$119,008	$36,639	$(8,245)
Net cash used in investing activities	(96,760)	(79,729)	(9,155)
Net cash provided by financing activities	433,092	46,904	20,390

Net increase in cash	$455,340	$3,814	$2,990

  Operating Activities

        Cash flow provided by operations totaled $119.0 million for the year ended December 31, 2013 as compared to cash provided by operating activities of $36.6 million for the year ended December 31, 2012 and cash flow used in operations of $8.2 million for the year ended December 31, 2011. The increase in cash flow from operations of $82.4 million in 2013 and $44.8 million in 2012 was a result of increases in premium collected and net investment income partially offset by an increase in expenses paid and a decrease in other income in both periods.

  Investing Activities

        Cash flow used in investing activities totaled $96.8 million for the year ended December 31, 2013 as compared to cash used in investing activities of $79.7 million for the year ended December 31, 2012. The increase in cash flow used in investing activities was primarily related to investing a portion of capital contributions from our initial investors and cash flows from the business.

        Cash flow used in investing activities totaled $79.7 million for the year ended December 31, 2012 as compared to $9.2 million for the year ended December 31, 2011. The increase in cash flow used in investing activities of $70.5 million was primarily related to the purchase of investments from December 31, 2011 to December 31, 2012.

  Financing Activities

        Cash flow provided by financing activities totaled $433.1 million for the year ended December 31, 2013 as compared to cash provided by financing activities of $46.9 million for the year ended December 31, 2012. In November 2013, the Company completed an initial public offering of Common Shares for $313.7 million in net proceeds, net of offering costs. In June and March 2013, the Company issued Class A common shares to its initial investors for net proceeds of $123.9 million. These cash inflows were partially offset by payments made to Triad under the asset purchase agreement. Cash provided by financing activities in the year ended December 31, 2012 were principally due to Class A common shares issued to initial investors partially offset by the payment of the 2011 annual fee to initial investors and payments to Triad under the Asset Purchase Agreement. The annual fee was waived by our initial investors for the year ended December 31, 2012 and thereafter.

        Cash flow provided by financing activities totaled $46.9 million for the year ended December 31, 2012 as compared to cash flow provided by financing activities of $20.4 million for the year ended December 31, 2011. The increase in cash flow provided by financing activities of $26.5 million was primarily related to issuance of equity to our initial investors for net proceeds of $54.5 million in 2012 versus $24.8 million in 2011.

  Risk to Capital

        We compute our risk to capital ratio on a separate company statutory basis, as well as for our combined insurance operations. The risk to capital ratio is our net risk in force divided by our statutory capital. Our net risk in force represents risk in force net of reinsurance ceded, if any, and net of exposures on policies for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders' surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of 50% of net premiums earned. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.

        Our combined risk to capital calculation as of December 31, 2013 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders' surplus	$382,645
Contingency reserves	86,779

Combined statutory capital	$469,424

Combined net risk in force	$7,765,586

Combined risk to capital ratio	16.5:1

        For additional information regarding regulatory capital see Note 17 to our consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions. The combined risk to capital ratio equals the sum of the net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Such practices vary from accounting principles generally accepted in the United States.

  Financial Strength Ratings

        The financial strength of Essent Guaranty, our principal mortgage insurance subsidiary, is rated Baa2 by Moody's Investors Service ("Moody's") with a stable outlook. Standard & Poor's Rating Services' ("S&P") insurer financial strength rating of Essent Guaranty is BBB+ with a stable outlook.

Financial Condition

  Stockholders' Equity

        As of December 31, 2013, stockholders' equity was $722.1 million compared to $219.1 million as of December 31, 2012. This increase was primarily due to net proceeds of $313.7 million from our initial public offering, $123.9 million in net capital contributions received from our initial investors as well as net income generated in 2013.

  Investments

        As of December 31, 2013, the total fair value of our investment portfolio was $332.6 million, compared to $247.4 million as of December 31, 2012. In addition, our total cash was $477.7 million as of December 31, 2013, compared to $22.3 million as of December 31, 2012. This increase was primarily due to $313.7 million in net proceeds from our initial public offering, capital contributions in the form of cash that was received in 2013, and cash flows from operations which had not been fully invested as of December 31, 2013.

Investment Portfolio by Asset Class

	December 31, 2013		December 31, 2012
Asset Class ($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$59,187	17.8%	$79,488	32.0%
U.S. agency securities	14,839	4.5	19,593	8.0
U.S. agency mortgage-backed securities	22,241	6.7	29,640	12.0
Municipal debt securities(1)	57,650	17.3	37,654	15.2
Corporate debt securities	125,593	37.8	63,399	25.6
Mortgage-backed securities	18,581	5.6	5,592	2.3
Asset-backed securities	20,385	6.1	8,951	3.6
Money market investments	14,079	4.2	3,097	1.3

Total Investments	$332,555	100.0%	$247,414	100.0%

(1)
All municipal securities are general obligation bonds. For information regarding the amortized cost and fair value of the municipal debt securities, see Note 4 to our consolidated financial statements.

Investment Portfolio by Rating

	December 31, 2013		December 31, 2012
Rating(1) ($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$147,862	44.5%	$159,763	64.6%
Aa1	21,570	6.5	13,317	5.4
Aa2	15,464	4.6	8,144	3.3
Aa3	11,902	3.6	4,031	1.6
A1	26,541	8.0	11,621	4.7
A2	17,045	5.1	16,521	6.7
A3	29,886	9.0	16,401	6.6
Baa1	24,441	7.3	6,321	2.6
Baa2	30,782	9.3	9,753	3.9
Baa3	7,062	2.1	1,542	0.6
Below Baa3-	—	—	—	—

Total Investments	$332,555	100.0%	$247,414	100.0%

(1)
Based on ratings issued by Moody's, if available. S&P rating utilized if Moody's not available.

Investment Portfolio by Effective Duration

	December 31, 2013		December 31, 2012
Effective Duration ($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$65,092	19.6%	$33,345	13.5%
1 to < 2 Years	19,093	5.7	41,712	16.9
2 to < 3 Years	74,335	22.4	33,475	13.5
3 to < 4 Years	63,214	19.0	42,516	17.1
4 to < 5 Years	66,230	19.9	47,469	19.2
5 or more Years	44,591	13.4	48,897	19.8

Total Investments	$332,555	100.0%	$247,414	100.0%

Top Ten Portfolio Holdings

	December 31, 2013
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Moody's Rating
1	U.S. T-Note 2% 4/30/2016	$6,621	$6,400	$221	Aaa
2	U.S. T-Note 2.125% 2/29/2016	6,442	6,201	241	Aaa
3	U.S. T-Note 2.625% 12/31/2014	5,429	5,354	75	Aaa
4	U.S. T-Note 2.375% 6/30/2018	4,874	4,737	137	Aaa
5	U.S. T-Note 1.625% 8/15/2022	4,724	5,140	(416)	Aaa
6	Goldman Sachs CMBS 2007-1	4,392	4,593	(201)	A3
7	U.S. T-Note 1.375% 9/30/2018	3,951	3,956	(5)	Aaa
8	U.S. T-Note 3.625% 2/15/2021	3,885	3,671	214	Aaa
9	Freddie Mac 3.0% 30 Yr MBS	3,813	4,169	(356)	Aaa
10	Scholar Funding ABS 2013-A	3,331	3,356	(25)	Aaa

Total		$47,462	$47,577	$(115)

Percent of Investment Portfolio		14.3%

(1)
As of December 31, 2013, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other than temporary impairments. Also, see Note 4 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

	December 31, 2012
Rank ($ in thousands)	Security	Fair Value
1	U.S. T-Note 2% 4/30/2016	$6,733
2	U.S. T-Note 2.125% 2/29/2016	6,553
3	U.S. T-Note 2.625% 12/31/2014	5,550
4	U.S. T-Note 1% 5/15/2014	5,357
5	U.S. T-Note 1.625% 8/15/2022	5,166
6	U.S. T-Note 2.375% 6/30/2018	5,094
7	U.S. T-Note 3.625% 2/15/2021	4,226
8	U.S. T-Note 1.375% 9/30/2018	4,112
9	U.S. T-Bill 3/21/2013	4,000
10	Freddie Mac 3.5% 30 Yr MBS	3,815

Total		$50,606

Percent of Investment Portfolio		20.5%

        The following table includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2013:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating(1),(2)
Ohio
Cleveland, Ohio	$1,316	$1,342	A1
Dublin, Ohio City Schools	1,165	1,157	Aa1
Ohio State	2,332	2,359	Aa1
Dublin, Ohio City Schools	1,685	1,721	Aaa

	$6,498	$6,579

Texas
Rockwall County, Texas	$832	$834	Aa2
Houston, Texas	2,444	2,429	Aa2
Cypress-Fairbanks, Texas	2,229	2,252	Aaa
Dallas County, Texas	1,154	1,160	Aaa
Pasadena, Texas Independent	1,116	1,114	Aaa

	$7,775	$7,789

Total	$14,273	$14,368

(1)
None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)
Based on ratings issued by Moody's if available. S&P utilized if Moody's is not available.

Contractual Obligations

        As of December 31, 2013, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Estimated loss and LAE payments(1)	$3,070	$—	$613	$2,457	$—
Amounts due under Asset Purchase Agreement	5,000	5,000	—	—	—
Operating lease obligations	11,141	1,929	2,302	1,969	4,941

Total	$19,211	$6,929	$2,915	$4,426	$4,941

(1)
Our estimate of loss and LAE payments reflects the application of accounting policies described below in "—Critical Accounting Policies—Reserve for Losses and Loss Adjustment Expenses." The payments due by period are based on management's estimates and assume that all of the loss and LAE reserves included in the table will result in payments.

        We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rentals of $0.3 million in 2014 due in the future under the non-cancelable sublease.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our consolidated financial statements, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.

  Insurance Premium Revenue Recognition

        Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

  Reserve for Losses and Loss Adjustment Expenses

        We establish reserves for losses based on our best estimate of ultimate claim costs for defaulted loans. Although ASC No. 944, regarding accounting and reporting by insurance entities, specifically excludes mortgage insurance from its guidance relating to loss reserves, it is industry practice to apply this standard. Accordingly, we establish loss reserves using the general principles contained in ASC No. 944. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loans are classified as defaulted when the borrower has missed two consecutive payments. Once we are notified that a borrower has defaulted, we will consider internal and third party information and models, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. In addition, we will project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on this information, at each reporting date we determine our best estimate of loss reserves at a given point in time. Included in loss reserves are reserves for incurred but not reported ("IBNR") claims. IBNR reserves represent our estimated unpaid losses on loans that are in default, but have not yet been reported to us as delinquent by our customers. We will also establish reserves for associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Establishing reserves is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

  Income Taxes

        Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast changes in the mortgage market, as well as the related impact on mortgage insurance, and the competitive and general economic environment in future periods. Changes in the estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated statements of comprehensive income (loss). ASC No. 740 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, we did not record a benefit associated with the losses incurred in the prior periods or for other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities for the increase or decrease in the unrealized gain on our investment portfolio.

        In accordance with ASC No. 740, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, ASC No. 740 provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. This analysis is inherently subjective, as it requires management to forecast the outcome of future tax examinations and the amount of tax benefits that will ultimately be realized given the facts, circumstances, and information available at the reporting date. New information may become available in future periods that could cause the actual amount of tax benefits to vary from management's estimates.

  Investments Available for Sale

        Our entire investment portfolio is classified as available-for-sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in stockholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. Each quarter we perform reviews of all of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

  •
  our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

  •
  extent and duration of the decline;

  •
  failure of the issuer to make scheduled interest or principal payments;

  •
  credit ratings from third party rating agencies and changes in these credit ratings below investment grade;

  •
  current credit spreads, downgrade trends, industry and asset sector trends, and issuer disclosures and financial reports to determine if credit ratings from third party credit agencies are reasonable; and

  •
  adverse conditions specifically related to the security, an industry, or a geographic area.

        Under the current guidance a debt security impairment is deemed other-than-temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2013, 2012 and 2011, the unrealized losses recorded in the investment portfolio resulted from fluctuations in market interest rates. Each issuer is current on its scheduled interest and principal payments. Accordingly, we recognized no other-than-temporary impairment losses in earnings associated with our investment portfolio.

        For information on our material holdings in an unrealized loss position, see "—Financial Condition—Investments."

  Recently Issued Accounting Pronouncements

        There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows. See Note 2 of our consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own and manage a large investment portfolio of various holdings, types and maturities. Investment income is one of our primary sources of cash flow supporting operations and claim payments. The assets within the investment portfolio are exposed to the same factors that affect overall financial market performance. While our investment portfolio is exposed to factors affecting markets worldwide, it is most sensitive to fluctuations in the drivers of U.S. markets.

        We manage market risk via a defined investment policy implemented by our treasury function with oversight from our board of directors and our senior management. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

  •
  Changes to the level of interest rates.  Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates which may in turn require that the investment portfolio be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse.

  •
  Changes to the term structure of interest rates.  Rising or falling rates typically change by different amounts along the yield curve. These changes may have unforeseen impacts on the value of certain assets.

  •
  Market volatility/changes in the real or perceived credit quality of investments.  Deterioration in the quality of investments, identified through changes to our own or third party (e.g., rating agency) assessments, will reduce the value and potentially the liquidity of investments.

  •
  Concentration Risk.  If the investment portfolio is highly concentrated in one asset, or in multiple assets whose values are highly correlated, the value of the total portfolio may be greatly affected by the change in value of just one asset or a group of highly correlated assets.

  •
  Prepayment Risk.  Bonds may have call provisions that permit debtors to repay prior to maturity when it is to their advantage. This typically occurs when rates fall below the interest rate of the debt.

        Market risk is measured for all investment assets at the individual security level. Market risks that are not fully captured by the quantitative analysis are highlighted. In addition, material market risk changes that occur from the last reporting period to the current are discussed. Changes to how risks are managed will also be identified and described.

        At December 31, 2013, the effective duration of our investment portfolio, including cash, was 1.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 1.3% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 3.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.3% in fair value of our investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Essent Group Ltd.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Essent Group Ltd. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

March 7, 2014

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2013	2012
Assets
Investments available for sale, at fair value
Fixed maturities	$318,476	$240,317
Short-term investments	14,079	7,097

Total investments	332,555	247,414
Cash	477,655	22,315
Accrued investment income	1,978	1,291
Accounts receivable	10,006	4,894
Deferred policy acquisition costs	6,173	2,203
Property and equipment (at cost, less accumulated depreciation of $36,796 in 2013 and $34,915 in 2012)	4,411	3,626
Prepaid federal income tax	8,000	—
Net deferred tax asset	10,346	—
Other assets	2,846	1,589

Total assets	$853,970	$283,332

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$3,070	$1,499
Unearned premium reserve	103,399	40,570
Amounts due under Asset Purchase Agreement	4,949	9,841
Accrued payroll and bonuses	13,076	8,284
Other accrued liabilities	7,335	4,015

Total liabilities	131,829	64,209

Commitments and contingencies
Stockholders' Equity
Common Shares, $0.015 par value:
Authorized—233,333 in 2013 and 0 in 2012; issued—86,491 shares in 2013 and 0 shares in 2012	1,297	—
Class A common shares, $.01 par value:
Authorized—0 in 2013 and 75,500 in 2012; issued—0 shares in 2013 and 34,817 shares in 2012	—	348
Class B-2 common shares, $.01 par value:
Authorized—0 in 2013 and 6,180 in 2012; issued—0 shares in 2013 and 6,065 shares in 2012	—	91
Additional paid-in capital	754,390	347,924
Accumulated other comprehensive (loss) income	(1,447)	2,414
Accumulated deficit	(32,099)	(97,512)
Treasury stock at cost, 0 shares in 2013 and 3,364 Class A shares in 2012	—	(34,142)

Total stockholders'equity	722,141	219,123

Total liabilities and stockholders' equity	$853,970	$283,332

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Revenues:
Net premiums written	$186,200	$72,668	$17,865
Increase in unearned premiums	(62,829)	(30,875)	(9,686)

Net premiums earned	123,371	41,793	8,179
Net investment income	4,110	2,269	1,169
Realized investment gains, net	116	143	364
Other income	3,806	4,511	4,676

Total revenues	131,403	48,716	14,388

Losses and expenses:
Provision for losses and LAE	2,321	1,466	57
Other underwriting and operating expenses	71,055	61,126	48,781

Total losses and expenses	73,376	62,592	48,838

Income (loss) before income taxes	58,027	(13,876)	(34,450)
Income tax benefit	(7,386)	(333)	(895)

Net income (loss)	$65,413	$(13,543)	$(33,555)

Earnings (loss) per share:
Basic:
Common Shares	$0.90	N/A	N/A
Class A common shares	N/A	$(0.49)	$(1.39)
Class B-2 common shares	N/A	(0.01)	N/A
Diluted:
Common Shares	$0.70	N/A	N/A
Class A common shares	N/A	$(0.49)	$(1.39)
Class B-2 common shares	N/A	(0.01)	N/A
Weighted average common shares outstanding:
Basic:
Common Shares	14,044	N/A	N/A
Class A common shares	N/A	27,445	24,151
Class B-2 common shares	N/A	393	—
Diluted:
Common Shares	18,103	N/A	N/A
Class A common shares	N/A	27,445	24,151
Class B-2 common shares	N/A	393	—
Net income (loss)	$65,413	$(13,543)	$(33,555)
Other comprehensive income (loss)
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $(2,080) in 2013, $333 in 2012 and $895 in 2011	(3,861)	618	1,662

Total other comprehensive income (loss)	(3,861)	618	1,662

Comprehensive income (loss)	$61,552	$(12,925)	$(31,893)

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)	Common Shares	Class A Common Shares	Class B-2 Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2011	$—	$264	$79	$264,667	$134	$(48,737)	$(32,914)	$183,493
Net loss						(33,555)		(33,555)
Other comprehensive income					1,662			1,662
Issuance of common shares net of issuance cost of $226		25		24,749				24,774
Issuance of management incentive shares		2	10	451				463
Stock-based compensation expense				1,213				1,213
Treasury stock acquired							(312)	(312)
Investor fee						(1,677)		(1,677)

Balance at December 31, 2011	$—	$291	$89	$291,080	$1,796	$(83,969)	$(33,226)	$176,061
Net loss						(13,543)		(13,543)
Other comprehensive income					618			618
Issuance of common shares net of issuance cost of $503		54		54,443				54,497
Issuance of management incentive shares		3	3	474				480
Forfeiture of management incentive shares			(1)	1				—
Stock-based compensation expense				1,926				1,926
Treasury stock acquired							(916)	(916)

Balance at December 31, 2012	$—	$348	$91	$347,924	$2,414	$(97,512)	$(34,142)	$219,123
Net income						65,413		65,413
Other comprehensive loss					(3,861)			(3,861)
Issuance of Class A and Class B-2 common shares net of issuance cost of $1,143		123		123,729				123,852
Conversion of Class A and Class B-2 shares into Common Shares	1,004	(474)	(54)	(476)				—
Issuance of Common Shares net of issuance cost of $25,546	299			313,414				313,713
Issuance of management incentive shares	28	3	2	582				615
Forfeiture of management incentive shares		0	(39)	39				—
Stock-based compensation expense				3,597				3,597
Treasury stock acquired							(311)	(311)
Cancellation of treasury stock	(34)			(34,419)			34,453	—

Balance at December 31, 2013	$1,297	$—	$—	$754,390	$(1,447)	$(32,099)	$—	$722,141

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating Activities
Net income (loss)	$65,413	$(13,543)	$(33,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the sale of investments, net	(116)	(143)	(364)
Depreciation and amortization	2,252	15,156	13,591
Amortization of discount on payments due under Asset
Purchase Agreement	108	138	123
Stock-based compensation expense	3,597	1,926	1,213
Amortization of premium on investment securities	3,129	1,801	1,444
Deferred income tax benefit	(8,267)	(333)	(895)
Change in:
Accrued investment income	(687)	(464)	(309)
Accounts receivable	(5,112)	(3,300)	(1,055)
Deferred policy acquisition costs	(3,970)	(1,784)	(418)
Prepaid federal income tax	(8,000)	—	—
Other assets	(1,628)	(38)	(69)
Reserve for losses and LAE	1,571	1,442	57
Unearned premium reserve	62,829	30,875	9,686
Accounts payable and accrued expenses	7,889	4,906	2,306

Net cash provided by (used in) operating activities	119,008	36,639	(8,245)

Investing Activities
Purchase of investments available for sale	(147,076)	(141,481)	(165,862)
Proceeds from maturity of investments available for sale	16,400	7,550	46,816
Proceeds from sales of investments available for sale	36,582	56,901	111,157
Purchase of property and equipment, net	(2,666)	(2,699)	(1,266)

Net cash used in investing activities	(96,760)	(79,729)	(9,155)

Financing Activities
Issuance of common shares net of costs	438,403	54,497	24,774
Treasury stock acquired	(311)	(916)	(312)
Payments under Asset Purchase Agreement	(5,000)	(5,000)	(2,500)
Investor fee payment	—	(1,677)	(1,572)

Net cash provided by financing activities	433,092	46,904	20,390

Net increase in cash	455,340	3,814	2,990
Cash at beginning of year	22,315	18,501	15,511

Cash at end of year	$477,655	$22,315	$18,501

Supplemental Disclosure of Cash Flow Information
Income tax (payments) refunds	$(1,076)	$—	$193
Noncash Transactions
Accrual of additional liability associated with the Asset Purchase Agreement (see Note 6)	$—	$—	$14,595
Issuance of management incentive shares (see Note 10)	615	480	463

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands except per share amounts, unless otherwise noted)

        In these notes to consolidated financial statements, "Essent Group", "Company", "we", "us", and "our" refer to Essent Group Ltd. and its subsidiaries, unless the context otherwise requires.

Note 1. Nature of Operations and Basis of Presentation

        Essent Group Ltd. is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance provides credit protection to lenders and investors against financial loss due to defaults on mortgage loans secured by residential property. Mortgage insurance facilitates the sale of low-down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to the government sponsored enterprises ("GSEs"), Fannie Mae and Freddie Mac. Essent Group was incorporated in Bermuda in July 2008. Essent US Holdings, Inc. ("Essent Holdings") is a wholly-owned subsidiary of Essent Group and is incorporated in Delaware. The primary mortgage insurance operations are conducted through Essent Holdings' regulated and licensed wholly-owned subsidiaries, Essent Guaranty, Inc. ("Essent Guaranty") and Essent Guaranty of PA, Inc. ("Essent PA"). Essent also has a wholly-owned Bermuda-domiciled reinsurer, Essent Reinsurance, Ltd. ("Essent Re").

        Essent Guaranty was formed in November 2008 and received its certificate of authority from the Pennsylvania Insurance Department on July 6, 2009. It commenced operations in 2010, issuing its first mortgage insurance policy in May 2010. Essent Guaranty is headquartered in Radnor, Pennsylvania and maintains operations centers in Winston-Salem, North Carolina and Irvine, California. Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia.

        Essent PA provides reinsurance to Essent Guaranty for mortgage insurance coverage in excess of 25% of the balance of any mortgage loan insured by Essent Guaranty. Essent PA received its certificate of authority from the Pennsylvania Insurance Department on March 15, 2010.

        In June 2010, we formed Essent Solutions, LLC ("Essent Solutions"), a wholly-owned, non-insurer subsidiary of Essent Guaranty. Essent Solutions was formed to, among other things, function as an administrative services provider. Since April 2012, Essent Solutions has had minimal business activity.

        In September 2011, we formed CUW Solutions, LLC ("CUW Solutions"), a wholly-owned subsidiary of Essent Holdings. CUW Solutions is a Delaware limited liability company that provides, among other things, mortgage contract underwriting services to lenders and mortgage insurance underwriting services to affiliates. Its headquarters are in Radnor, Pennsylvania and it maintains operations centers in Winston-Salem, North Carolina and Irvine, California that are subleased from Essent Guaranty.

        Essent Re provides reinsurance coverage of mortgage credit risk and has a Class 3A insurance license issued from the Bermuda Monetary Authority. Through December 31, 2013, Essent Re had not generated any revenue from insurance activities.

        The Company operates as a single segment for reporting purposes as substantially all business operations, assets and liabilities relate to the private mortgage insurance business and management reviews operating results for the Company as a whole to make operating decisions and assess performance.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 1. Nature of Operations and Basis of Presentation (Continued)

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Essent Group and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Investments Available for Sale

        Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses on these securities reported in other comprehensive income, net of income taxes. See Note 16 for a description of the valuation methods for investments available for sale.

        We monitor our fixed maturities for unrealized losses that appear to be other than temporary. A fixed maturity security is considered to be other-than-temporarily impaired when the security's fair value is less than its amortized cost basis and 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, or 3) we believe we will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When we determine that a credit loss has been incurred, but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of comprehensive income (loss), and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income (loss). For those fixed maturities for which an other-than-temporary impairment has occurred, we adjust the amortized cost basis of the security and record a realized loss in the consolidated statements of comprehensive income (loss). Any subsequent increase in the security's estimated fair value would be reported as an unrealized gain.

        We recognize purchase premiums and discounts in interest income using the interest method over the term of the securities. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.

        Short-term investments are defined as short-term, highly liquid investments, both readily convertible to cash and having maturities at acquisition of twelve months or less.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (Continued)

Cash

        Cash includes a $200 restricted deposit associated with a letter of credit obtained in connection with the rental of office space.

Long-Lived Assets

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. Estimated useful lives are 5 years for furniture and fixtures and 2 to 3 years for equipment, computer hardware and purchased software. Certain costs associated with the acquisition or development of internal-use software are capitalized. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software's expected useful life, which is generally 3 years. We amortize leasehold improvements over the shorter of the lives of the leases or estimated service lives of the leasehold improvements. The balances by type were as follows at December 31:

	2013		2012
	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$1,055	$(545)	$919	$(361)
Office equipment	151	(66)	91	(34)
Computer hardware	2,769	(1,942)	2,181	(1,393)
Purchased software	31,416	(30,557)	30,944	(30,339)
Costs of internal-use software	5,182	(3,326)	3,979	(2,476)
Leasehold improvements	634	(360)	427	(312)

Total	$41,207	$(36,796)	$38,541	$(34,915)

        In connection with the acquisition of the proprietary mortgage insurance information technology and operating platform of Triad Guaranty, Inc. and Triad Guaranty Insurance Corporation (collectively referred to as "Triad"), we recorded identifiable intangible assets associated with acquired technology and workforce-in-place. Amortization of these assets began on December 1, 2009 and was increased in April 2011 in connection with the additional purchase price recorded effective March 31, 2011. See additional discussion as to the terms of the Triad transaction and the related purchase accounting in Note 6. The amount of purchase price allocated to the acquired technology was amortized to expense on a straight-line basis over 36 months and was fully amortized as of November 30, 2012. The amount of purchase price allocated to workforce-in-place was amortized to expense on a straight-line basis over 48 months and was fully amortized as of November 30, 2013. We recognized amortization associated with the acquired technology of $12,011 and $11,040 for the years ended December 31, 2012 and 2011, respectively. We recognized amortization associated with the workforce-in-place of $371, $405 and $346 for the years ended December 31, 2013, 2012 and 2011 respectively.

        The cost of the acquired technology and related accumulated depreciation is included in property and equipment in the accompanying consolidated balance sheets.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (Continued)

Deferred Policy Acquisition Costs

        We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $5,673, $2,240 and $482 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of deferred policy acquisition costs totaled $1,703, $456, and $64 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in other underwriting and operating expenses on the consolidated statements of comprehensive income (loss).

Insurance Premium Revenue Recognition

        Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 87% of earned premium in 2013. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $4,116 of earned premium related to policy cancellations for the year ended December 31, 2013. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

        A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2013 one lender represented 21% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

Reserve for Losses and Loss Adjustment Expenses

        We establish reserves for losses based on our best estimate of ultimate claim costs for defaulted loans. Although Accounting Standards Codification ("ASC") No. 944, regarding accounting and

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (Continued)

reporting by insurance entities, specifically excludes mortgage insurance from its guidance relating to loss reserves, it is industry practice to apply this standard. Accordingly, we establish loss reserves using the general principles contained in ASC No. 944. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loans are classified as in default when the borrower has missed two consecutive payments. Once we are notified that a borrower has defaulted, we will consider internal and third party information and models, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. In addition, we will project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on this information, at each reporting date we determine our best estimate of loss reserves at a given point in time. Included in loss reserves are reserves for incurred but not reported ("IBNR") claims. IBNR reserves represent our estimated unpaid losses on loans that are in default, but have not yet been reported to us as delinquent by our customers. We will also establish reserves for associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Establishing reserves is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Premium Deficiency Reserve

        We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2013 and 2012, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Stock-Based Compensation

        We measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Prior to our initial public offering, we estimated the fair value of each nonvested share grant on the date of grant based on management's best estimate using methods further described in Note 10 of our consolidated financial statements. Subsequent to our initial public offering, fair value is determined on the date of grant based on quoted market prices. We recognize compensation expense on nonvested shares over the vesting period of the award.

Income Taxes

        Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (Continued)

estimates. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast changes in the mortgage market, as well as the related impact on mortgage insurance, and the competitive and general economic environment in future periods. Changes in the estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated statements of comprehensive income (loss).

        ASC No. 740 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with ASC No. 740, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, ASC No. 740 provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

        It is our policy to classify interest and penalties related to unrecognized tax benefits as income tax expense.

Earnings per Share

        Basic earnings (loss) per common share amounts are calculated based on income available to common stockholders and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share amounts are calculated based on income available to common stockholders and the weighted average number of common and potential common shares outstanding during the reporting period. Potential common shares, composed of the incremental common shares issuable upon vesting of unvested common shares, are included in the earnings per share calculation to the extent that they are dilutive. Prior to the completion of our initial public offering as more fully discussed in Note 3, basic and diluted earnings (loss) per common share were calculated using the "two-class" method since the cash dividends on our Class B-2 common shares could differ from the dividends on the Class A common shares. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common shares according to dividends declared and participation rights in undistributed earnings or losses.

Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU largely retains the fair value measurement principles of Topic 820, but potentially expands current disclosures and changes how fair value measurement guidance is applied in

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (Continued)

certain circumstances. Essent Group adopted this ASU for the year ending December 31, 2012 and the adoption did not have a material effect on its consolidated operating results or financial position.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which expands the disclosure requirements in ASC 220 for the presentation of changes in accumulated other comprehensive income ("AOCI"). This ASU requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Essent Group adopted this ASU prospectively for the year ending December 31, 2013 and presented the additional disclosures in Note 15.

Note 3. Equity Transactions

        On February 6, 2009, Essent Group and certain investors executed a Shareholders Agreement, Class A Common Share Subscription Agreement (the "Subscription Agreement") and certain other related legal documents (collectively, the "Agreements"). Under the terms of the Agreements, certain investors, including affiliates of Pine Brook Road Partners, The Goldman Sachs Group, Inc., Aldermanbury Investments Limited, an affiliate of J.P. Morgan, PartnerRe Principal Finance Inc. and RenaissanceRe Ventures Ltd., committed, subject to certain conditions, to make equity contributions to Essent Group in the amount of approximately $519,114 in return for Class A common shares. At the same time, $10,000 of this commitment was funded in return for 1 million Class A common shares (the "Initial Closing"). As part of the Initial Closing, certain of the investors tendered $3,130 of existing Notes Payable that had been issued as part of their contribution. The remaining Notes Payable of approximately $870 was paid with proceeds from the funding. The Notes Payable had been issued by Essent Group on October 6, 2008 to fund our activities prior to the equity closing. In March 2010 (the "Subsequent Closing"), the existing and new investors executed an Amended and Restated Class A Common Share Subscription Agreement (the "Amended Subscription Agreement") and certain other related legal documents (collectively, the "Amended Agreements"). Under the terms of the Amended Agreements, certain of the existing investors, as well as the new investors, increased their commitment, subject to certain conditions, to make equity contributions in return for Class A common shares to Essent Group by $80,896. In addition, certain members of management had made a commitment to purchase Class A Shares of Essent Group.

        As of January 1, 2012, $258,343 had been contributed by the investors to Essent Group in return for approximately 25,475 Class A common shares. In 2012, investors made additional capital contributions to Essent Group totaling $55,000 in return for approximately 5,424 Class A shares and in 2013, investors made additional capital contributions to Essent Group totaling $124,995 in return for approximately 12,325 Class A shares. In total, $438,338 of capital contributions were made by investors from inception through Essent Group's initial public offering.

        In November 2013, Essent Group completed an initial public offering ("IPO") in which we issued and sold 19,957 Common Shares at a public offering price of $17.00 per share and certain selling shareholders sold 2,710 Common Shares. We did not receive any proceeds from the sale of shares by

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 3. Equity Transactions (Continued)

the selling shareholders. The total net proceeds from the IPO were $313.7 million after deducting underwriting discounts and commissions of $21.5 million and other offering expenses of approximately $4 million.

        Upon the closing of our IPO, all shares of our then-outstanding Class A common shares and Class B-2 common shares, issued under the Company's 2009 Restricted Share Plan as more fully discussed in Note 10, automatically converted into an aggregate of 64,688 Common Shares. Under the terms of the Amended Subscription Agreement, the equity funding commitment terminated upon the completion of the initial public offering.

        Macquarie Capital (USA) Inc. ("Macquarie") was due a fee equal to 1% of the gross proceeds from the sale of Class A common shares (not to exceed $5,190) issued to shareholders who were party to the Subscription Agreement at the Initial Closing for services rendered in connection with the equity funding for Essent Group. As of December 31, 2013, a total of $4,010 was earned to date by Macquarie and charged to additional paid-in capital. As a result of the termination of the Amended Subscription Agreement, no additional fees are due Macquarie related to the sale of Class A shares.

Note 4. Investments Available for Sale

        Investments available for sale consist of the following:

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$59,100	$977	$(890)	$59,187
U.S. agency securities	14,763	76	—	14,839
U.S. agency mortgage-backed securities	23,023	53	(835)	22,241
Municipal debt securities(1)	57,947	155	(452)	57,650
Corporate debt securities	126,311	378	(1,096)	125,593
Mortgage-backed securities	19,219	—	(638)	18,581
Asset-backed securities	20,340	81	(36)	20,385
Money market funds	14,079	—	—	14,079

Total investments available for sale	$334,782	$1,720	$(3,947)	$332,555

(1)
All municipal debt securities are general obligation bonds.

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$77,114	$2,392	$(18)	$79,488
U.S. agency securities	19,424	169	—	19,593
U.S. agency mortgage-backed securities	28,812	871	(43)	29,640
Municipal debt securities(1)	37,872	18	(236)	37,654
Corporate debt securities	62,869	627	(97)	63,399
Mortgage-backed securities	5,641	—	(49)	5,592
Asset-backed securities	8,871	80	—	8,951
Money market funds	3,097	—	—	3,097

Total investments available for sale	$243,700	$4,157	$(443)	$247,414

(1)
All municipal debt securities are general obligation bonds.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 4. Investments Available for Sale (Continued)

        The amortized cost and fair value of available for sale securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$11,308	$11,426
Due after 1 but within 5 years	31,318	31,950
Due after 5 years	16,474	15,811

Subtotal	59,100	59,187

U.S. agency securities:
Due in 1 year	10,220	10,248
Due after 1 but within 5 years	4,543	4,591

Subtotal	14,763	14,839

Municipal debt securities
Due in 1 year	—	—
Due after 1 but within 5 years	52,314	51,961
Due after 5 years	5,633	5,689

Subtotal	57,947	57,650

Corporate debt securities:
Due in 1 year	8,369	8,390
Due after 1 but within 5 years	111,819	111,250
Due after 5 years	6,123	5,953

Subtotal	126,311	125,593

U.S. agency mortgage-backed securities	23,023	22,241

Mortgage-backed securities	19,219	18,581

Asset-backed securities	20,340	20,385

Money market funds	14,079	14,079

Total investments available for sale	$334,782	$332,555

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 4. Investments Available for Sale (Continued)

        Essent Group realized gross gains and losses on the sale of investments available for sale as follows:

	Year Ended December 31,
	2013	2012	2011
Realized gross gains	$116	$145	$365
Realized gross losses	—	2	1

        The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2013
U.S. Treasury securities	$16,474	$(890)	$—	$—	$16,474	$(890)
U.S. agency mortgage-backed securities	13,484	(452)	3,685	(383)	17,169	(835)
Municipal debt securities	21,573	(267)	13,074	(185)	34,647	(452)
Corporate debt securities	75,364	(1,038)	3,148	(58)	78,512	(1,096)
Mortgage-backed securities	13,249	(347)	5,333	(291)	18,582	(638)
Asset-backed securities	6,024	(36)	—	—	6,024	(36)

Total	$146,168	$(3,030)	$25,240	$(917)	$171,408	$(3,947)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2012
U.S. Treasury securities	$4,948	$(18)	$—	$—	$4,948	$(18)
U.S. agency mortgage-backed securities	4,113	(33)	1,284	(10)	5,397	(43)
Municipal debt securities	26,006	(236)	—	—	26,006	(236)
Corporate debt securities	12,990	(88)	1,502	(9)	14,492	(97)
Mortgage-backed securities	5,592	(49)	—	—	5,592	(49)

Total	$53,649	$(424)	$2,786	$(19)	$56,435	$(443)

        The decline in fair values of these investment securities is principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 4. Investments Available for Sale (Continued)

whether an impairment is other than temporary. There were no other-than-temporary impairments of investments in the years ended December 31, 2013, 2012 or 2011.

        The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8,573 at December 31, 2013 and $8,243 at December 31, 2012.

        Net investment income consists of:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities	$4,671	$2,632	$1,447
Short-term investments	26	14	92

Gross investment income	4,697	2,646	1,539
Investment expenses	(587)	(377)	(370)

Net investment income	$4,110	$2,269	$1,169

Note 5. Accounts Receivable

        Accounts receivable consist of the following at December 31:

	2013	2012
Premiums receivable	$9,488	$4,271
Other receivables	518	623

Total accounts receivable	10,006	4,894
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$10,006	$4,894

        Premiums receivable consist of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, Essent Group did not record a provision or an allowance for doubtful accounts.

Note 6. Triad Transaction

        On December 1, 2009, under the terms of an asset purchase agreement dated October 7, 2009 between Essent Guaranty and Triad (the "Asset Purchase Agreement"), we acquired all of Triad's proprietary mortgage insurance information technology and operating platform, certain software and substantially all of the supporting hardware, as well as furniture and fixtures, in exchange for payments of up to $30,000 in cash, subject to certain conditions outlined in the Asset Purchase Agreement, and the assumption of certain contractual obligations. In addition, pursuant to this transaction, 39 employees of Triad's information technology, operations and compliance departments were offered, and accepted, employment with Essent Guaranty. Effective with the completion of the transaction, Essent Guaranty began providing information systems maintenance and development services, customer service and policy administration support to Triad under the terms of a services agreement dated

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 6. Triad Transaction (Continued)

December 1, 2009 (the "Services Agreement"). Triad retains the obligation for all risks insured under its existing insurance contracts and will continue to directly manage loss mitigation and claim activity on its insured business.

        As the assets acquired and liabilities assumed did not constitute a business, the transaction was accounted for as an acquisition of assets. Under the Asset Purchase Agreement, fixed payments of $15,000 were due and paid as follows: $10,000 on the Closing Date of December 1, 2009, and $2,500 each on the first and second anniversaries of the Closing Date. Contingent payments totaling $15,000 are due commencing 30 months after the closing date, or June 1, 2012, in six equal semi-annual installments if Essent Guaranty or any affiliate US domestic insurance company have written mortgage insurance policies (other than mortgage reinsurance or other types of credit enhancement) on mortgage loans having an aggregate unpaid principal balance of not less than $500,000 in the six months preceding such contingent payment. On December 1, 2009, $15,479 was recorded as purchase price for these acquired assets, which included the net present value of the fixed payments. The depreciation for the fixed assets was recorded over three years from December 1, 2009 to November 30, 2012. In March 2011, based on Essent Guaranty's level of written mortgage insurance policies, management concluded that it was probable that the $15,000 of contingent payments would be made. Accordingly, a liability was accrued effective March 31, 2011 for the net present value of the additional contingent payments due Triad, with an offsetting increase in the purchase price of the acquired assets allocated pro rata based on their relative fair value at the acquisition date. The depreciation of the fixed assets associated with the purchase for the contingent payments was recorded over the period from April 1, 2011 to November 30, 2012. Contingent payments totaling $5,000 were made in each of the years ended December 31, 2013 and 2012.

        The components of the purchase price for the assets acquired reflected in the accompanying consolidated balance sheets are as follows:

Cash payment	$9,123
Triad's liabilities assumed at closing	877
Transaction costs	484
Net present value of fixed payments	4,995
Net present value of contingent payments	14,595

Total	$30,074

        The cost of the assets acquired was allocated based on their relative fair value as of the Closing Date (December 1, 2009) as follows:

		2009	2011	Total
Acquired technology	94.2%	$14,573	$13,741	$28,314
Workforce-in-place	4.3	671	633	1,304
Software	0.7	110	103	213
Hardware	0.5	71	67	138
Other assets	0.3	54	51	105

Total	100.0%	$15,479	$14,595	$30,074

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 6. Triad Transaction (Continued)

        In connection with the Asset Purchase Agreement, $5,000 is due in the year ending December 31, 2014.

        We recorded interest expense associated with the liability due Triad of $108, $138 and $123 for the years ended December 31, 2013, 2012 and 2011, respectively.

        Under the terms of the Services Agreement, we provide the following services to Triad in exchange for fees: (i) maintain and support the licensed technology and equipment and provide to Triad certain information and technology services; (ii) access to the Triad technology platform in order to support Triad's business pursuant to the license grant outlined in the Services Agreement; (iii) customer support-related services; and (iv) technology development services. The fee earned by Essent Group during the first contract year from December 1, 2009 to November 30, 2010 was a fixed amount. Effective December 1, 2010, the fee is based principally on the number of Triad's insurance policies in force on a monthly basis. Accordingly, this fee is reduced as Triad's policies in force decline. We earned fees under the Services Agreement of $2,988, $3,800 and $4,676 for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in other income in the accompanying consolidated statements of comprehensive income (loss).

Note 7. Reserve for Losses and Loss Adjustment Expenses

        The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

	2013	2012
Reserve for losses and LAE at beginning of year	$1,499	$57
Less: Reinsurance recoverables	—	—

Net reserve for losses and LAE at beginning of year	1,499	57
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	2,986	1,523
Prior years	(665)	(57)

Net incurred losses during the current year	2,321	1,466

Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	239	24
Prior years	511	—

Net loss and LAE payments during the current year	750	24

Net reserve for losses and LAE at end of year	3,070	1,499
Plus: Reinsurance recoverables	—	—

Reserve for losses and LAE at end of year	$3,070	$1,499

Loans in default at end of year	159	56

        For the year ended December 31, 2013, $511 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $665 favorable prior-year

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 7. Reserve for Losses and Loss Adjustment Expenses (Continued)

development during the year ended December 31, 2013. Reserves remaining as of December 31, 2013 for prior years are $323 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2012, less than $1 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $57 favorable prior-year development during the year ended December 31, 2012. Reserves remaining as of December 31, 2012 for prior years are $0 as a result of re-estimation of unpaid losses and loss adjustment expenses. The decreases in both years are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 8. Commitments and Contingencies

Obligations under Guarantees

        Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agreed to indemnify the lender against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For the year ended December 31, 2013 and 2012, we have paid $5 and $0, respectively, related to remedies. As of December 31, 2013, management believes any potential claims for indemnifications related to contract underwriting services through December 31, 2013 are not material to our consolidated financial position or results of operations.

        In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2013, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 8. Commitments and Contingencies (Continued)

a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to indemnifications.

Commitments

        We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. In 2012, we amended our lease agreement in Pennsylvania for additional office space and extended the lease term to 2023. In 2012, we also entered into a new two year lease agreement for our office space in North Carolina commencing on December 1, 2012, and we entered into a sublease agreement with Triad Guaranty Insurance Corporation for a portion of the space leased under the new lease agreement. In August 2012, we entered into a new five year lease agreement for office space in Irvine, California commencing on October 1, 2012.

        Total rent expense was $1,527, $1,011, and $952 for the years ended December 31, 2013, 2012 and 2011, respectively. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2013:

Year Ended December 31,
2014	$1,929
2015	1,149
2016	1,153
2017	1,038
2018 and thereafter	5,872

Total minimum payments required	$11,141

        Minimum lease payments shown above have not been reduced by minimum sublease rental income of $333 in 2014 due in the future under the non-cancelable sublease.

Note 9. Capital Stock

        The following presents a summary of the rights and obligations attaching to the Class A common shares, Class B-1 common shares and Class B-2 common shares of Essent Group.

        The Class A common shares ranked senior to the Class B-1 common shares and the Class B-2 common shares in all respects as to rights of payment and distribution. The Class B-1 common shares and the Class B-2 common shares ranked junior to the Class A common shares and pari passu with one another in all respects as to rights of payment and distribution.

        The holders of Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on any other class of shares in the capital of Essent Group, at the rate of ten percent of the Original Class A Issue Price per annum, compounded annually, on each outstanding Class A common share. Any dividend or other distribution declared or paid on any Class B common shares shall have been ratably declared and paid on all of the outstanding Class A common shares (based on "as-if-converted" to Class B-1 common share amounts) at the same time as such dividend is paid on such Class B common shares. Beginning December 15, 2009, under the terms of a fee agreement with Essent Group, certain investors were also entitled to

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 9. Capital Stock (Continued)

receive an annual fee for each calendar year (or portion thereof) equal to the lesser of three-quarters of one percent of the total amount invested in Essent Group or a total of $2,300. The annual fee earned by these investors was $1,677 for the year ended December 31, 2011. The annual fee was waived by the investors for the years ended December 31, 2012 and thereafter.

        Each Class A common share was convertible, at any time at the option of the holder, into Class B-1 common shares of Essent Group. Each Class A common share was automatically convertible into Class B-1 common shares upon the earlier of (i) the consummation of a qualified public offering and (ii) the date specified by written consent of (A) the holders of at least seventy-five percent of the Class B-1 common shares issued or issuable upon conversion of the Class A common shares and (B) each of the Major Investors as defined in our bye-laws. The holder of each Class A common share had the right to one vote for each Class B-1 common share on an as-if-converted basis.

        Vested Class B-2 common shares were automatically convertible into Class B-1 common shares upon the consummation of an initial public offering of Essent Group's Shares at an IPO Valuation in excess of the aggregate Class A Preference Amounts (as defined in the Bye-Laws) of all Class A common shares then outstanding. Class B-2 common shares had no voting rights.

        Upon the closing of our IPO, our authorized share capital consists of 233.3 million shares of a single class of common shares (the "Common Shares"). All of our outstanding Class A common shares and Class B-2 common shares that were eligible for vesting under the 2009 Restricted Share Plan were converted into the Common Shares and the Common Shares were split 2 for 3. All of the remaining Class B-2 common shares that were not eligible for vesting under the 2009 Restricted Share Plan were forfeited. The Common Shares have no pre-emptive rights or other rights to subscribe for additional shares, and no rights of redemption, conversion or exchange. Under certain circumstances and subject to the provisions of Bermuda law and our bye-laws, we may be required to make an offer to repurchase shares held by members. The Common Shares rank pari passu with one another in all respects as to rights of payment and distribution. In general, holders of Common Shares will have one vote for each Common Share held by them and will be entitled to vote, on a non-cumulative basis, at all meetings of shareholders. In the event that a shareholder is considered a 9.5% Shareholder under our bye-laws, such shareholder's votes will be reduced by whatever amount is necessary so that after any such reduction the votes of such shareholder will not result in any other person being treated as a 9.5% Shareholder with respect to the vote on such matter. Under these provisions certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share.

Note 10. Stock-Based Compensation

        On February 6, 2009, Essent Group adopted the 2009 Restricted Share Plan. In connection with the initial public offering in 2013, Essent Group's Board of Directors amended and restated the 2009 Restricted Share Plan, effective immediately prior to the initial public offering. In addition, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. The 2013 Plan authorized a total of 14,700 Common

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 10. Stock-Based Compensation (Continued)

Shares, which will be increased on the first day of each of the Company's fiscal years beginning with fiscal year 2014, in an amount equal to the lesser of (i) 1,500 Common Shares, (ii) 2% of the Company's outstanding Common Shares on the last day of the immediately preceding fiscal year, or (iii) such number of Common Shares as determined by the Company's Board of Directors. As of December 31, 2013, there were 12,322 Common Shares available for future grant under the 2013 Plan.

        Class B-2 common share and per share data in all periods presented has been restated for the 2 for 3 share split and the 1 for 1 conversion rate to Common Shares that was effective immediately prior to the closing of the initial public offering. Class A common share and per share data has not been restated because the conversion to Common Shares in connection with the initial public offering was considered a value-for-value exchange of equity interests at the point of the transaction that resulted in a change in shareholder rights and rank before and after the transaction. There were no changes to the terms of these share grants.

        Under the 2009 Restricted Share Plan, certain members of management were granted nonvested Class B-2 common shares upon their employment. The shares vest based on a formula that considers the amount of capital funded under the Amended Subscription Agreement and the period of employment of the respective employee. One-third of Class B-2 shares vest on the third, fourth and fifth anniversary of the employee's date of hire multiplied by the "Investment Percentage." The Investment Percentage is defined as the percentage equal to (i) the aggregate amount of equity capital actually invested in Essent Group pursuant to the Amended Subscription Agreement as of any applicable vesting date, divided by (ii) $750. The vesting period starts upon the respective employee's date of hire.

        The following table summarizes nonvested Class B-2 common share activity for the years ended December 31:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	5,461	$0.11	5,973	$0.11	5,253	$0.09
Granted	96	1.80	195	0.26	720	0.17
Vested	(1,209)	0.10	(645)	0.09	—	N/A
Forfeited	(2,614)	0.13	(62)	0.19	—	N/A
Converted to Common Shares	(1,734)	0.17	—	N/A	—	N/A

Outstanding at end of year	—	N/A	5,461	0.11	5,973	0.11

        Under the terms of certain employment contracts and other agreements, a portion of certain employees' annual incentive bonus were paid in Class A common shares which vest over periods of up to 3 years.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 10. Stock-Based Compensation (Continued)

        The following table summarizes nonvested Class A common share activity for the years ended December 31:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	199	$10.08	257	$10.00	143	$10.00
Granted	239	10.92	215	10.11	170	10.00
Vested	—	N/A	(271)	10.03	(56)	10.00
Forfeited	(9)	10.59	(2)	10.00	—	N/A
Converted to Common Shares	(429)	8.01	—	N/A	—	N/A

Outstanding at end of year	—	N/A	199	10.08	257	10.00

        In connection with the initial public offering, certain members of senior management were granted nonvested Common Shares under the 2013 Plan in September 2013. One-quarter of the nonvested Common Shares granted to Essent's Chief Executive Officer and one-half of the nonvested Common Shares granted to each other member of senior management are subject to time-based vesting, and will vest in equal annual installments during the four-year period commencing January 1, 2014. Three-quarters of the nonvested Common Shares granted to Essent's Chief Executive Officer and one-half of the nonvested Common Shares granted to each other member of senior management will be subject to time-based and performance-based vesting, with any nonvested Common Shares becoming earned based upon our compounded annual book value per share growth percentage during a three-year performance period commencing January 1, 2014, vesting on the one year anniversary of the completion of the performance period. The portion of the nonvested Common Shares that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	< 11%	0%
Threshold	11%	10%
	12%	36%
	13%	61%
	14%	87%
Maximum	≥ 15%	100%

        In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested Common Shares earned will be determined on a straight line basis between the respective levels shown.

        Certain of the Company's employees who were not granted nonvested Common Shares were granted nonvested share units in October 2013 that will be settled with Common Shares, subject to time-based vesting, and will vest and settle in equal annual installments during the three-year period

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 10. Stock-Based Compensation (Continued)

commencing January 1, 2014. The following table summarizes nonvested Common Share and nonvested Common Share unit activity for the year ended December 31:

	2013
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	—	N/A	—	N/A	—	N/A
Exchange of Class A and Class B-2 for Common Shares(1)	—	N/A	2,298	$2.10	—	N/A
Granted	1,238	$14.50	613	14.50	531	$17.03
Vested	—	N/A	(72)	0.22	—	N/A
Forfeited	—	N/A	—	N/A	(3)	17.00

Outstanding at end of year	1,238	14.50	2,839	4.82	528	17.03

(1)
Class A and Class B-2 shares exchanged for Common Shares reflect the 2 for 3 share split and the applicable conversion rates to Common Shares that were effective immediately prior to the closing of the initial public offering.

        In addition to the nonvested share activity above, the Compensation Committee of the Board of Directors approved the issuance of Class A common shares which vested upon issuance of 57, 48 and 46 in 2013, 2012 and 2011, respectively. The estimated fair market value for each of the Class A common shares issued at the date of grant was $10.92 in 2013, $10.11 in 2012 and $10.00 per share in 2011.

        Prior to our initial public offering, independent appraisals were obtained in connection with the valuation of Class A and Class B-2 common shares. For nonvested Common Shares granted in September 2013, the valuation estimate was based on analysis provided by the underwriters regarding the estimated fair value of Essent and the estimated IPO price range. Factors considered in determining the IPO price range and Common Share valuation included prevailing market conditions, estimates of the Company's business potential and earnings prospects, the Company's historical operating results, market valuations of companies deemed comparable to the Company and an assessment of risks and opportunities. For nonvested Common Share units granted in October 2013, the initial public offering price of Common Shares was used. Subsequent to our initial public offering, quoted market prices were used for the valuation of Common Shares.

        The total fair value of nonvested shares that vested was $4,015, $3,062 and $560 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $34,498 of total unrecognized compensation expense related to nonvested shares outstanding at December 31, 2013 and we expect to recognize the expense over a weighted average period of 3.6 years.

        In connection with our incentive program covering bonus awards for performance year 2013, in February 2014, the Compensation Committee of the Board of Directors approved the issuance to

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 10. Stock-Based Compensation (Continued)

employees of 30 nonvested Common Shares, 60 nonvested Common Share units and 17 Common Shares which vested upon issuance. In February 2014, the Board of Directors also approved the issuance of 54 nonvested Common Shares related to long-term incentives.

        Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Class A common shares tendered by employees to pay employee withholding taxes totaled 18, 86 and 31 in 2013, 2012 and 2011, respectively. Class B-2 shares tendered by employees to pay employee withholding taxes totaled 2 in 2013. There were no Class B-2 common shares tendered in 2012 or 2011. Common Shares tendered by employees to pay employee withholding taxes totaled 4 in 2013. The tendered shares were recorded at cost and included in treasury stock.

        In 2013, Essent Group exercised its right to purchase 1.1 vested Class A common shares at fair value of $10.92 per share and 5 vested Class B-2 common shares at fair value of $1.80 per share from former employees. In 2012, Essent Group exercised its right to purchase 0.7 vested Class A common shares from a former employee at fair value of $10.11 per share. The repurchased shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2013.

        Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

	2013	2012	2011
Compensation expense	$3,597	$1,926	$1,213
Income tax benefit	1,259	674	425

Note 11. Dividends Restrictions

        Our insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. Essent Guaranty currently has negative unassigned surplus and, therefore, would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2014. Essent PA would be able to pay a dividend of $528 in 2014. At December 31, 2013, the insurance subsidiaries were in compliance with these rules and regulations. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2013, 2012 or 2011. In December 2013, Essent PA paid a dividend of $5 to its parent company, Essent Holdings.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 12. Income Taxes

        As of December 31, 2013, the statutory income tax rates of the countries where the Company does business are 35% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense (benefit).

        Income tax expense (benefit) consists of the following components for the years ended December 31:

	2013	2012	2011
Current	$881	$—	$—
Deferred	(8,267)	(333)	(895)

Total income tax benefit	$(7,386)	$(333)	$(895)

        Income tax expense (benefit) is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35%; Bermuda 0.0%). The reconciliation of the difference between income tax expense (benefit) and the expected tax provision at the weighted average tax rate is as follows for the years ended December 31:

	2013	% of pretax income	2012	% of pretax loss	2011	% of pretax loss
Tax provision (benefit) at weighted average statutory rates	$21,405	36.9%	$(4,394)	31.7%	$(11,723)	34.0%
Non-deductible expenses	276	0.5	199	(1.4)	149	(0.4)
Tax exempt interest	(159)	(0.3)	—	—	—	—
Change in valuation allowance	(28,886)	(49.8)	3,933	(28.3)	10,784	(31.3)
Other	(22)	(0.0)	(71)	0.4	(105)	0.3

Total income tax benefit	$(7,386)	(12.7)%	$(333)	2.4%	$(895)	2.6%

        We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax asset is comprised of the following at December 31:

	2013	2012
Deferred tax assets	$27,043	$31,162
Deferred tax liabilities	(16,697)	(2,276)

Net deferred tax asset before valuation allowance	10,346	28,886
Valuation allowance	—	(28,886)

Net deferred tax asset	$10,346	$—

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 12. Income Taxes (Continued)

        The components of the net deferred tax asset were as follows at December 31:

	2013	2012
Contingency reserves	$(14,420)	$—
Unearned premium reserve	11,637	4,214
Fixed assets	7,646	8,631
Start-up expenditures, net	5,064	5,519
Deferred policy acquisition costs	(2,160)	(771)
Nonvested shares	965	(125)
Alternative minimum tax credit carryforward	877	—
Unrealized loss (gain) on investments	779	(1,300)
Accrued expenses	(64)	(33)
Prepaid expenses	(53)	(47)
Loss reserves	43	21
Organizational expenditures	32	35
Net operating loss carryforward	—	12,742

Net deferred tax assets before valuation allowance	10,346	28,886
Valuation allowance	—	(28,886)

Net deferred tax asset	$10,346	$—

        As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2013, we purchased T&L Bonds for $8.0 million, which is reflected on our consolidated balance sheets as prepaid federal income tax. Alternative minimum tax carryforwards do not expire.

        In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. As of December 31, 2012, Essent had generated a cumulative net operating loss from inception through each annual reporting period. ASC No. 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Accordingly, we concluded that a valuation allowance was required in each reporting period from inception through December 31, 2012. As of December 31, 2012, the valuation allowance was $28,886. In the second quarter of 2013, based on actual results through June 30, 2013 as well as forecasted full year 2013 results, management anticipated that Essent would be in a cumulative GAAP net income position for the most recent three year period and expected that Essent would utilize our net operating loss carryforwards and would be in a cumulative net taxable income position since inception. At June 30, 2013 and December 31, 2013, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 12. Income Taxes (Continued)

realized. As a result, we released the valuation allowance on our deferred tax assets, and recognized a net deferred tax benefit of $8,267 in the year ended December 31, 2013.

        Under current Bermuda law, the parent company, Essent Group Ltd., and its Bermuda subsidiary are not required to pay any taxes on income and capital gains. In the event that there is a change such that these taxes are imposed, these companies would be exempted from any such tax until March of 2035 pursuant to the Bermuda Exempt Undertakings Tax Protection Act of 1966, and the Exempt Undertakings Tax Protection Amendment Act of 2011.

        Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. authorities and file a U.S. Consolidated Income Tax Return. Each subsidiary has executed a tax sharing agreement with its parent company, which provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations.

        At December 31, 2013 and 2012, we had no unrecognized tax benefits. As of December 31, 2013, our U.S. federal income tax returns for the tax years 2009 through 2012 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2013 or December 31, 2012.

Note 13. Related Party Transactions

        The Company is a party to an investment advisory agreement with Goldman Sachs Asset Management, L.P., a subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs"), one of Essent Group's investors. Through the date of our initial public offering, Goldman Sachs beneficially owned 11.35% of our outstanding shares. Subsequent to the initial public offering, Goldman Sachs held less than 10% of our outstanding shares, and therefore the Company no longer considered Goldman Sachs to be a related party. Investment expense incurred under the investment advisory agreement totaled $374, $184, and $104 for the years ended December 31, 2013, 2012 and 2011, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 14. Earnings (Loss) per Share (EPS)

        The following table reconciles the net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted loss per common share for the years ended December 31:

	2013	2012	2011
Net income (loss)	$65,413	$(13,543)	$(33,555)
Less: Class A dividends declared	—	—	—
Less: Class B-2 dividends declared	—	—	—

Undistributed net income (loss)	$65,413	$(13,543)	$(33,555)

Net income (loss) allocable to Common	$12,706	N/A	N/A
Net income (loss) allocable to Class A	52,707	$(13,541)	$(33,555)
Net income (loss) allocable to Class B-2	N/A	(2)	—
Basic earnings (loss) per share:
Common	$0.90	N/A	N/A
Class A	N/A	$(0.49)	$(1.39)
Class B-2	N/A	(0.01)	N/A
Diluted earnings (loss) per share:
Common	$0.70	N/A	N/A
Class A	N/A	$(0.49)	$(1.39)
Class B-2	N/A	(0.01)	N/A
Basic weighted average common shares outstanding:
Common	14,044	N/A	N/A
Class A	N/A	27,445	24,151
Class B-2	N/A	393	—
Dilutive effect of nonvested shares:
Common	4,059	N/A	N/A
Class A	N/A	—	—
Class B-2	N/A	—	—
Diluted weighted average common shares outstanding:
Common	18,103	N/A	N/A
Class A	N/A	27,445	24,151
Class B-2	N/A	393	—

        Prior to the conversion to Common Shares upon completion of the IPO, all of the Class A shares were contingently issuable potential Common Shares, but they were antidilutive to the diluted earnings per Common Share calculation in 2013. There were no other antidilutive shares for 2013. For the year ended December 31, 2012, 343 nonvested Class A shares were antidilutive and 5,663 nonvested Class B-2 shares were antidilutive. For the year ended December 31, 2011, 251 nonvested Class A shares were antidilutive and 5,659 nonvested Class B-2 shares were antidilutive.

        As indicated in Note 9, Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on the Class B-2 common shares. In periods of income, the undistributed net income was allocated to the Class A common shares to satisfy this requirement. In periods of loss, the undistributed net loss has been

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 14. Earnings (Loss) per Share (EPS) (Continued)

allocated pro rata to the Class A and Class B-2 shares in proportion to their percentage of vested equity capital. During the fourth quarter of 2013, the Company corrected the allocation of undistributed earnings to the Class A and Class B-2 shares from amounts previously presented. As a result, undistributed earnings for the six months ended June 30, 2013 and nine months ended September 30, 2013 allocated to the Class B-2 shares was increased by $540 and $669, respectively, and the undistributed earnings allocated to the Class A shares was reduced by the same amounts. The Company has evaluated this correction and concluded that the impact on the previously reported amounts is not material to the consolidated financial statements for these periods.

Note 15. Accumulated Other Comprehensive Income

        The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31, 2013:

	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$3,714	$(1,300)	$2,414
Other comprehensive loss:
Unrealized holding losses arising during the period	(5,825)	2,039	(3,786)
Less: Reclassification adjustment for gains included in net income(1)	(116)	41	(75)

Net unrealized losses on investments	(5,941)	2,080	(3,861)

Other comprehensive loss	(5,941)	2,080	(3,861)

Balance at end of period	$(2,227)	$780	$(1,447)

(1)
Included in net realized investments gains on our consolidated statement of operations

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 16. Fair Value of Financial Instruments

        The estimated fair values and related carrying amounts of our financial instruments were as follows:

December 31, 2013	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$59,187	$59,187
U.S. agency securities	14,839	14,839
U.S. agency mortgage-backed securities	22,241	22,241
Municipal debt securities	57,650	57,650
Corporate debt securities	125,593	125,593
Mortgage-backed securities	18,581	18,581
Asset-backed securities	20,385	20,385
Money market funds	14,079	14,079

Total Investments	$332,555	$332,555

Financial Liabilities:
Amounts due under Asset Purchase Agreement	$4,949	$4,997

December 31, 2012	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$79,488	$79,488
U.S. agency securities	19,593	19,593
U.S. agency mortgage-backed securities	29,640	29,640
Municipal debt securities	37,654	37,654
Corporate debt securities	63,399	63,399
Mortgage-backed securities	5,592	5,592
Asset-backed securities	8,951	8,951
Money market funds	3,097	3,097

Total Investments	$247,414	$247,414

Financial Liabilities:
Amounts due under Asset Purchase Agreement	$9,841	$9,975

Fair Value Hierarchy

        ASC No. 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument shall be determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair-value hierarchy are as follows:

  •
  Level 1—Quoted prices for identical instruments in active markets accessible at the measurement date.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 16. Fair Value of Financial Instruments (Continued)

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations in which all significant inputs are observable in active markets. Inputs are observable for substantially the full term of the financial instrument.

  •
  Level 3—Valuations derived from one or more significant inputs that are unobservable.

Determination of Fair Value

        When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows and we classify the financial instrument in Level 3. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. No financial instruments were classified as Level 3 at December 31, 2013 or 2012.

        We used the following methods and assumptions in estimating fair values of financial instruments:

  •
  Investments available for sale—Investments available for sale are valued using quoted market prices in active markets, when available, and those investments are classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities, U.S. agency securities, U.S. agency mortgage-backed securities, mortgage-backed securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. Municipal securities, corporate debt securities and asset-backed securities are classified as Level 2 investments.

    We use independent pricing sources to determine the fair value of securities available for sale in Level 1 and Level 2 of the fair value hierarchy. We use one primary pricing service to provide individual security pricing based on observable market data and receive one quote per security. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing service and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. We review the reasonableness of prices received from our primary pricing service by comparison to prices obtained from additional pricing sources. We have not made any adjustments to the prices obtained from our primary pricing service.

  •
  Amounts due under Asset Purchase Agreement—The fair value of amounts due under Asset Purchase Agreement is estimated using discounted cash flow analyses based on current risk-free interest rates of securities with similar maturities. The fair value estimates of amounts due under Asset Purchase Agreement are classified as Level 2 since quoted market prices are not available, but observable inputs are used in the valuation.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 16. Fair Value of Financial Instruments (Continued)

Assets and Liabilities Measured at Fair Value

        All assets measured at fair value at December 31, 2013 are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis. We had no liabilities measured at fair value at December 31, 2013.

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
U.S. Treasury securities	$59,187	$—	$—	$59,187
U.S. agency securities	14,839	—	—	14,839
U.S. agency mortgage-backed securities	22,241	—	—	22,241
Municipal debt securities	—	57,650	—	57,650
Corporate debt securities	—	125,593	—	125,593
Mortgage-backed securities	5,333	13,248	—	18,581
Asset-backed securities	—	20,385	—	20,385
Money market funds	14,079	—	—	14,079

Total recurring fair value measurements	$115,679	$216,876	$—	$332,555

Note 17. Statutory Accounting

        Our domestic insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state's department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners' statutory accounting practices been followed. The following table presents Essent Guaranty's and Essent PA's statutory net income or loss, statutory surplus and contingency reserve liability as of and for the years ended December 31:

	2013	2012	2011
Essent Guaranty
Statutory net income (loss)	$49,838	$(16,278)	$(34,094)
Statutory surplus	346,406	163,790	141,939
Contingency reserve liability	79,921	23,313	3,928
Essent PA
Statutory net income	$5,926	$749	$134
Statutory surplus	34,528	14,159	4,645
Contingency reserve liability	6,857	1,780	266

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 17. Statutory Accounting (Continued)

        At December 31, 2013, 2012 and 2011, the statutory capital of our insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was well in excess of the statutory capital necessary to satisfy the insurance subsidiaries' regulatory requirements.

        Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2013, Essent Guaranty increased its contingency reserve by $56,608 and Essent PA increased its contingency reserve by $5,077. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer's loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2013, 2012 or 2011.

Note 18. Capital Maintenance Agreement

        Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk to capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2013, Essent PA's risk to capital ratio was 17.1 to 1 and there were no amounts outstanding related to this agreement.

Note 19. Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited results of operations for each quarter of 2013 and 2012. We have prepared the consolidated quarterly information on a basis consistent with the audited consolidated financial statements. In the opinion of management, the financial information reflects all adjustments (which include normal recurring adjustments) required for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 19. Quarterly Financial Data (Unaudited) (Continued)

our audited financial statements and the related notes. The results of interim periods are not necessarily indicative of the results for the full year.

	2013
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$40,344	$34,282	$27,481	$21,264
Other revenues	2,009	2,173	2,083	1,767
Provision for losses and LAE	692	319	580	730
Other underwriting and operating expenses	22,299	18,237	15,557	14,962
Income before income taxes	19,362	17,899	13,427	7,339
Net income	19,017	15,619	23,577	7,200
Net income allocable to Common	12,037	N/A	N/A	N/A
Net income allocable to Class A	N/A	15,490	23,037	7,200
Net income allocable to Class B-2	N/A	129	540	—
Basic earnings per share
Common Shares	$0.23	N/A	N/A	N/A
Class A common shares	N/A	$0.36	$0.63	$0.23
Class B-2 common shares	N/A	0.07	0.40	—
Diluted earnings per share
Common Shares	$0.22	N/A	N/A	N/A
Class A common shares	N/A	$0.35	$0.62	$0.23
Class B-2 common shares	N/A	0.02	0.09	—
Basic weighted average shares outstanding
Common Shares	51,741	N/A	N/A	N/A
Class A common shares	N/A	43,616	36,793	31,805
Class B-2 common shares	N/A	1,822	1,334	853
Diluted weighted average shares outstanding
Common Shares	55,130	N/A	N/A	N/A
Class A common shares	N/A	43,788	36,901	31,864
Class B-2 common shares	N/A	6,054	5,994	6,009

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands except per share amounts, unless otherwise noted)

Note 19. Quarterly Financial Data (Unaudited) (Continued)

	2012
	December 31	September 30	June 30	March 31
Net premiums earned	$16,498	$11,780	$7,888	$5,627
Other revenues	1,915	1,756	1,673	1,579
Provision for losses and LAE	492	328	203	443
Other underwriting and operating expenses	16,535	15,641	14,537	14,413
Income (loss) before income taxes	1,386	(2,433)	(5,179)	(7,650)
Net income (loss)	1,041	(2,062)	(4,775)	(7,747)
Net income (loss) allocable to Common	—	—	—	—
Net income (loss) allocable to Class A	1,041	(2,062)	(4,774)	(7,746)
Net income (loss) allocable to Class B-2	—	—	(1)	(1)
Basic earnings (loss) per share
Common Shares	N/A	N/A	N/A	N/A
Class A common shares	$0.03	$(0.08)	$(0.18)	$(0.30)
Class B-2 common shares	—	—	—	—
Diluted earnings (loss) per share
Common Shares	N/A	N/A	N/A	N/A
Class A common shares	$0.03	$(0.08)	$(0.18)	$(0.30)
Class B-2 common shares	—	—	—	—
Basic weighted average shares outstanding
Common Shares	N/A	N/A	N/A	N/A
Class A common shares	31,123	26,778	26,174	25,672
Class B-2 common shares	602	537	299	129
Diluted weighted average shares outstanding
Common Shares	N/A	N/A	N/A	N/A
Class A common shares	31,293	26,778	26,174	25,672
Class B-2 common shares	5,342	537	299	129

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2013

Type of Investment (in thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$96,886	$96,267	$96,267
States, municipalities and political subdivisions	57,947	57,650	57,650
Public utilities	—	—	—
Mortgage-backed securities	19,219	18,581	18,581
Asset-backed securities	20,340	20,385	20,385
All other corporate bonds	126,311	125,593	125,593
Certificates of Deposit	—	—	—

Total fixed maturities	320,703	318,476	318,476

Short-term investments	14,079	14,079	14,079

Total investments	$334,782	$332,555	$332,555

Essent Group Ltd. and Subsidiaries

Schedule II—Financial Information of Registrant

Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2013	2012
Assets
Short-term investments	$2,002	$3,001
Cash	244,218	1,034
Due from affiliates	528	16
Investment in consolidated subsidiaries	476,066	215,861
Other assets	961	23

Total Assets	$723,775	$219,935

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$—	$227
Other accrued liabilities	1,634	585

Total liabilities	1,634	812

Commitments and contingencies
Stockholders' Equity
Common shares	1,297	—
Class A common shares	—	348
Class B-2 common shares	—	91
Additional paid-in capital	754,390	347,924
Accumulated other comprehensive (loss) income	(1,447)	2,414
Accumulated deficit	(32,099)	(97,512)
Treasury stock at cost	—	(34,142)

Total stockholders' equity	722,141	219,123

Total liabilities and stockholders' equity	$723,775	$219,935

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income (Loss)

Parent Company Only

	Year Ended December 31,
(In thousands)	2013	2012	2011
Revenues:
Investment income	$4	$3	$1

Total revenues	4	3	1

Expenses:
Administrative service fees to subsidiaries	90	46	39
Other operating expenses	1,567	250	215

Total expenses	1,657	296	254
Loss before income taxes and equity in undistributed net income in subsidiaries	(1,653)	(293)	(253)

Loss before equity in undistributed net loss of subsidiaries	(1,653)	(293)	(253)
Equity in undistributed net Income (loss) of subsidiaries	67,066	(13,250)	(33,302)

Net income (loss)	$65,413	$(13,543)	$(33,555)
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation of investments, net of tax (expense) benefit of $(2,080) in 2013, $333 in 2012 and $895 in 2011	(3,861)	618	1,662

Total other comprehensive (loss) income	(3,861)	618	1,662

Comprehensive income (loss)	$61,552	$(12,925)	$(31,893)

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating Activities
Net income (loss)	$65,413	$(13,543)	$(33,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net income of subsidiaries	(67,066)	13,250	33,302
Changes in assets and liabilities:
Other assets	(1,450)	121	(64)
Other accrued liabilities	4,196	2,373	619

Net cash provided by operating activities	1,093	2,201	302

Investing Activities
Investments in subsidiaries	(197,000)	(54,567)	(22,405)
Purchase of short-term investments available for sale	—	(2,001)	(1,000)
Proceeds from sales of short-term investments available for sale	999	—	—

Net cash used in investing activities	(196,001)	(56,568)	(23,405)

Financing Activities
Issuance of common shares, net of costs	438,403	54,497	24,774
Treasury stock acquired	(311)	(916)	(312)
Investor fee payment	—	(1,677)	(1,572)

Net cash provided by financing activities	438,092	51,904	22,890

Net increase (decrease) in cash	243,184	(2,463)	(213)
Cash at beginning of period	1,034	3,497	3,710

Cash at end of period	$244,218	$1,034	$3,497

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplementary Notes

Note A

        The accompanying Parent Company financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority owned subsidiaries.

Note B

        Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. Essent Guaranty currently has negative unassigned surplus and therefore, would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2014. Essent PA would be able to pay a dividend of $528 in 2014.

        During the three years ending December 31, 2013, the Parent Company did not receive any dividends from its subsidiaries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls

        Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report

Management's Report on Internal Control Over Financial Reporting

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

        During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2014 Annual General Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2014 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2014 Annual General Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2014 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2014 Annual General Meeting of Shareholders.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report:

1.
Financial Statements—See the "Index to Consolidated Financial Statements" included in Item 8 of Part II of this Annual Report for a list of the financial statements filed as a part of this Annual Report

2.
Financial Statements Schedules. See the "Index to Financial Statement Schedules" included in Item 8 of Part II of this Annual Report for a list of the financial statements filed as a part of this Annual Report

3.
Exhibits. See the "Exhibit Index" immediately following the signature page to this Annual Report.

SIGNATURES

        Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 10th day of March, 2014.

ESSENT GROUP LTD.
By:	/s/ MARK A. CASALE
	Name:	Mark A. Casale
	Title:	President, Chief Executive Officer and Chairman

        Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK A. CASALE Mark A. Casale	President, Chief Executive Officer and Chairman (principal executive officer)	March 10, 2014
/s/ LAWRENCE E. MCALEE Lawrence E. McAlee	Senior Vice President and Chief Financial Officer (principal financial officer)	March 10, 2014
/s/ DAVID WEINSTOCK David Weinstock	Vice President and Chief Accounting Officer (principal accounting officer)	March 10, 2014
/s/ ADITYA DUTT Aditya Dutt	Director	March 10, 2014
/s/ ROBERT GLANVILLE Robert Glanville	Director	March 10, 2014
/s/ ROY J. KASMAR Roy J. Kasmar	Director	March 10, 2014
/s/ ALLAN LEVINE Allan Levine	Director	March 10, 2014

Signature	Title	Date

/s/ DOUGLAS J. PAULS Douglas J. Pauls	Director	March 10, 2014
/s/ WILLIAM SPIEGEL William Spiegel	Director	March 10, 2014
/s/ VIPUL TANDON Vipul Tandon	Director	March 10, 2014
/s/ ANDREW TURNBULL Andrew Turnbull	Director	March 10, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-11 (File No. 333-191193) filed on September 16, 2013)

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of February 18, 2009 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

3.2.1	Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of October 3, 2013 (incorporated herein by reference to Exhibit 3.2.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)

3.3	Amended and Restated Bye-laws (filed herewith)

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)

4.2	Shareholders Agreement, dated as of February 6, 2009, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

4.3	Amendment No. 1 to Shareholders Agreement, dated as of March 25, 2010, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

4.4	Amendment No. 2 to Shareholders Agreement, effective as of June 24, 2013, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

4.5	Second Amended and Restated Registration Rights Agreement, dated as of October 3, 2013, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.5 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

4.6	Shareholders Agreement by and among Essent Group Ltd. and Essent Intermediate, L.P. and Pine Brook Essent Co-Invest, L.P. (file herewith)

10.1	Amended and Restated Class A Common Share Subscription Agreement, dated as of March 25, 2010, among Essent Group Ltd. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

10.2	Fee Agreement, dated as of February 6, 2009, among Essent Group Ltd. and the Investors party thereto (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

10.3	Amendment and Waiver to Fee Agreement, dated as of December 18, 2012, among Essent Group Ltd. and the Investors party thereto (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

10.4	Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

Exhibit No.	Description
10.5†	Amended and Restated 2009 Restricted Share Plan (incorporated herein by reference to Exhibit 10.5 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.6†	Form of Class B-2 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.6 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.7†	Fiscal Year 2012 Annual Leadership Bonus Program (incorporated herein by reference to Exhibit 10.7 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.8†	Fiscal Year 2013 Annual Leadership Bonus Program, as amended (filed herewith)

10.9†	Fiscal Year 2014 Annual Leadership Bonus Program (filed herewith)

10.10†	Form of Class A Restricted Share Bonus Award Agreement (incorporated herein by reference to Exhibit 10.9 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.11†	2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.12†	Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.13†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.12 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.14†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.15†	Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.16†	Employment Agreement, dated as of September 30, 2013, by and between Essent US Holdings, Inc. and Adolfo Marzol (incorporated herein by reference to Exhibit 10.15 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.17†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.18	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

10.19†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

Exhibit No.	Description
10.20	Letter Agreement, dated as of October 2, 2013, by and between Essent Group Ltd. and The Goldman Sachs Group, Inc. (incorporated herein by reference to Exhibit 10.19 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)