Form 10-Q
period 2014-03-31
Essent Group Ltd.
filed 2014-05-15
CIK 1448893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 005-87689

ESSENT GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Clarendon House
2 Church Street
Hamilton HM11, Bermuda
(Address of principal executive offices and zip code)

(441) 297-9901
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of the registrant’s common shares outstanding as of May 9, 2014 was 86,528,525.

Essent Group Ltd. and Subsidiaries

Form 10-Q

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “Essent,” and the “Company,” as used in this Quarterly Report on Form 10-Q, refer to Essent Group Ltd. and its directly and indirectly owned subsidiaries, including our primary operating subsidiary, Essent Guaranty, Inc., as a combined entity, except where otherwise stated or where it is clear that the terms mean only Essent Group Ltd. exclusive of its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new merchandise, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, factors described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.  These factors include, without limitation, the following:

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

•                  the definition of “Qualified Mortgage” reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

•                  the definition of “Qualified Residential Mortgage” reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

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

•                  change in our customers’ capital requirements discouraging the use of mortgage insurance;

•                  declines in the value of borrowers’ homes;

•                  limited availability of capital;

•                  unanticipated claims arise under and risks associated with our contract underwriting program;

•                  industry practice that loss reserves are established only upon a loan default;

•                  disruption in mortgage loan servicing;

•                  risk of future legal proceedings;

•                  customers’ technological demands;

•                  our non-U.S. operations becoming subject to U.S. Federal income taxation;

•                  becoming considered a passive foreign investment company for U.S. Federal income tax purposes;

•                  scope of recently enacted legislation is uncertain; and

•                  potential inability of our insurance subsidiaries to pay dividends.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements we have included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2014	2013
Assets
Investments available for sale, at fair value
Fixed maturities	$585,743	$318,476
Short-term investments	261,525	14,079
Total investments	847,268	332,555
Cash	8,838	477,655
Accrued investment income	3,673	1,978
Accounts receivable	10,349	10,006
Deferred policy acquisition costs	6,628	6,173
Property and equipment (at cost, less accumulated depreciation of $37,342 in 2014 and $36,796 in 2013)	4,372	4,411
Prepaid federal income tax	18,000	8,000
Net deferred tax asset	2,869	10,346
Other assets	3,049	2,846
Total assets	$905,046	$853,970

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$3,804	$3,070
Unearned premium reserve	110,841	103,399
Amounts due under Asset Purchase Agreement	4,967	4,949
Accrued payroll and bonuses	4,989	13,076
Payable for securities	35,192	—
Other accrued liabilities	5,124	7,335
Total liabilities	164,917	131,829
Commitments and contingencies
Stockholders’ Equity
Common Shares, $0.015 par value:
Authorized - 233,333; issued - 86,494 shares in 2014 and 86,491 shares in 2013	1,297	1,297
Additional paid-in capital	756,893	754,390
Accumulated other comprehensive loss	(968)	(1,447)
Accumulated deficit	(17,093)	(32,099)
Total stockholders’ equity	740,129	722,141
Total liabilities and stockholders’ equity	$905,046	$853,970

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenues:
Net premiums written	$52,192	$33,373
Increase in unearned premiums	(7,442)	(12,109)
Net premiums earned	44,750	21,264
Net investment income	1,898	730
Realized investment gains, net	400	10
Other income	773	1,027
Total revenues	47,821	23,031

Losses and expenses:
Provision for losses and LAE	902	730
Other underwriting and operating expenses	23,459	14,962
Total losses and expenses	24,361	15,692

Income before income taxes	23,460	7,339
Income tax expense	8,454	139
Net income	$15,006	$7,200

Earnings per share:
Basic:
Common Shares	$0.18	N/A
Class A common shares	N/A	$0.23
Class B-2 common shares	N/A	—
Diluted:
Common Shares	$0.18	N/A
Class A common shares	N/A	$0.23
Class B-2 common shares	N/A	—

Weighted average common shares outstanding:
Basic:
Common Shares	82,864	N/A
Class A common shares	N/A	31,805
Class B-2 common shares	N/A	853
Diluted:
Common Shares	84,696	N/A
Class A common shares	N/A	31,864
Class B-2 common shares	N/A	6,009

Net income	$15,006	$7,200

Other comprehensive income (loss)
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $370 in 2014 and $(139) in 2013	479	(258)
Total other comprehensive income (loss)	479	(258)
Comprehensive income	$15,485	$6,942

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
		Class A	Class B-2	Additional	Other			Total
	Common	Common	Common	Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
(In thousands)	Shares	Shares	Shares	Capital	Income (Loss)	Deficit	Stock	Equity
Balance at January 1, 2013	$—	$348	$91	$347,924	$2,414	$(97,512)	$(34,142)	$219,123

Net income						65,413		65,413
Other comprehensive loss					(3,861)			(3,861)
Issuance of Class A and Class B-2 common shares net of issuance cost of $1,143		123		123,729				123,852
Conversion of Class A and Class B-2 common shares into Common Shares	1,004	(474)	(54)	(476)				—
Issuance of Common Shares net of issuance cost of $25,546	299			313,414				313,713
Issuance of management incentive shares	28	3	2	582				615
Forfeiture of management incentive shares		—	(39)	39				—
Stock-based compensation expense				3,597				3,597
Treasury stock acquired							(311)	(311)
Cancellation of treasury stock	(34)			(34,419)			34,453	—
Balance at December 31, 2013	$1,297	$—	$—	$754,390	$(1,447)	$(32,099)	$—	$722,141

Net income						15,006		15,006
Other comprehensive income					479			479
Issuance of management incentive shares	1			415				416
Stock-based compensation expense				2,783				2,783
Treasury stock acquired							(2,327)	(2,327)
Cancellation of treasury stock	(1)			(2,326)			2,327	—
Excess tax benefits from stock-based compensation expense				1,631				1,631
Balance at March 31, 2014	$1,297	$—	$—	$756,893	$(968)	$(17,093)	$—	$740,129

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating Activities
Net income	$15,006	$7,200
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(400)	(10)
Depreciation and amortization	546	583
Amortization of discount on payments due under Asset Purchase Agreement	18	30
Stock-based compensation expense	2,783	559
Amortization of premium on investment securities	1,153	687
Deferred income tax benefit	7,107	139
Excess tax benefits from stock-based compensation	(1,631)	—
Change in:
Accrued investment income	(1,695)	(146)
Accounts receivable	(345)	(1,053)
Deferred policy acquisition costs	(455)	(755)
Prepaid federal income tax	(10,000)	—
Other assets	(203)	(199)
Reserve for losses and LAE	734	665
Unearned premium reserve	7,442	12,109
Accounts payable and accrued expenses	(7,532)	(5,036)
Net cash provided by operating activities	12,528	14,773

Investing Activities
Net change in short-term investments	(247,446)	4,999
Purchase of investments available for sale	(291,424)	(25,564)
Proceeds from maturity of investments available for sale	7,232	3,500
Proceeds from sales of investments available for sale	52,215	3,287
Purchase of property and equipment, net	(507)	(388)
Net cash used in investing activities	(479,930)	(14,166)

Financing Activities
Issuance of common shares net of costs	—	49,543
Payment of offering costs	(719)	—
Treasury stock acquired	(2,327)	(193)
Excess tax benefits from stock-based compensation	1,631	—
Net cash (used in) provided by financing activities	(1,415)	49,350

Net (decrease) increase in cash	(468,817)	49,957
Cash at beginning of year	477,655	22,315
Cash at end of period	$8,838	$72,272

Noncash Transactions
Issuance of management incentive shares (see Note 6)	$416	$615

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

In these notes to condensed consolidated financial statements, “Essent Group”, “Company”, “we”, “us”, and “our” refer to Essent Group Ltd. and its subsidiaries, unless the context otherwise requires.

Note 1. Nature of Operations and Basis of Presentation

Essent Group Ltd. is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance facilitates the sale of low-down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to the government sponsored enterprises (“GSEs”), Fannie Mae and Freddie Mac. Essent Group was incorporated in Bermuda in July 2008. Essent US Holdings, Inc. (“Essent Holdings”) is a wholly-owned subsidiary of Essent Group and is incorporated in Delaware. The primary mortgage insurance operations are conducted through Essent Holdings’ regulated and licensed wholly-owned subsidiaries, Essent Guaranty, Inc. (“Essent Guaranty”) and Essent Guaranty of PA, Inc. (“Essent PA”). Essent also has a wholly-owned Bermuda domiciled reinsurer, Essent Reinsurance, Ltd. (“Essent Re”). Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. In March 2014, Essent Group formed Essent Irish Intermediate Holdings Limited (“Essent Irish Intermediate”) as a wholly-owned subsidiary.  In April 2014, Essent Group contributed the stock of Essent Holdings to Essent Irish Intermediate.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2014 prior to the issuance of these condensed consolidated financial statements.

As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2013, Class B-2 common share and per share data in all periods presented has been restated for the 2 for 3 share split and the 1 for 1 conversion rate to Common Shares that was effective immediately prior to the closing of the initial public offering.  Class A common share and per share data has not been restated because the conversion to Common Shares in connection with the initial public offering was considered a value-for-value exchange of equity interests at the point of the transaction that resulted in a change in shareholder rights and rank before and after the transaction.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Note 2. Investments Available for Sale

Investments available for sale consist of the following:

March 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$71,860	$396	$(672)	$71,584
U.S. agency securities	11,133	60	—	11,193
U.S. agency mortgage-backed securities	48,075	98	(705)	47,468
Municipal debt securities(1)	146,063	674	(583)	146,154
Corporate debt securities	230,907	808	(892)	230,823
Mortgage-backed securities	40,340	28	(680)	39,688
Asset-backed securities	61,536	143	(53)	61,626
Money market funds	238,732	—	—	238,732
Total investments available for sale	$848,646	$2,207	$(3,585)	$847,268

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$59,100	$977	$(890)	$59,187
U.S. agency securities	14,763	76	—	14,839
U.S. agency mortgage-backed securities	23,023	53	(835)	22,241
Municipal debt securities(1)	57,947	155	(452)	57,650
Corporate debt securities	126,311	378	(1,096)	125,593
Mortgage-backed securities	19,219	—	(638)	18,581
Asset-backed securities	20,340	81	(36)	20,385
Money market funds	14,079	—	—	14,079
Total investments available for sale	$334,782	$1,720	$(3,947)	$332,555

(1)         At March 31, 2014, approximately 54% of municipal debt securities were special revenue bonds, 45% were general obligation bonds and 1% were tax allocation bonds. At December 31, 2013, all municipal debt securities were general obligation bonds.

The amortized cost and fair value of available for sale securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$34,059	$34,147
Due after 1 but within 5 years	7,824	7,877
Due after 5 but within 10 years	29,977	29,560
Subtotal	71,860	71,584
U.S. agency securities:
Due in 1 year	7,929	7,947
Due after 1 but within 5 years	3,204	3,246
Subtotal	11,133	11,193
Municipal debt securities:
Due after 1 but within 5 years	56,588	56,251
Due after 5 but within 10 years	53,515	53,770
Due after 10 years	35,960	36,133
Subtotal	146,063	146,154
Corporate debt securities:
Due in 1 year	3,830	3,841
Due after 1 but within 5 years	152,413	152,321
Due after 5 but within 10 years	71,138	71,136
Due after 10 years	3,526	3,525
Subtotal	230,907	230,823
U.S. agency mortgage-backed securities	48,075	47,468
Mortgage-backed securities	40,340	39,688
Asset-backed securities	61,536	61,626
Money market funds	238,732	238,732
Total investments available for sale	$848,646	$847,268

Essent Group realized gross gains and losses on the sale of investments available for sale as follows:

	Three Months Ended March 31,
	2014	2013
Realized gross gains	$665	$10
Realized gross losses	265	—

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2014
U.S. Treasury securities	$26,240	$(672)	$—	$—	$26,240	$(672)
U.S. agency mortgage-backed securities	27,844	(408)	3,743	(297)	31,587	(705)
Municipal debt securities	68,185	(483)	5,063	(100)	73,248	(583)
Corporate debt securities	126,568	(849)	3,937	(43)	130,505	(892)
Mortgage-backed securities	27,662	(390)	5,178	(290)	32,840	(680)
Asset-backed securities	35,046	(53)	—	—	35,046	(53)
Total	$311,545	$(2,855)	$17,921	$(730)	$329,466	$(3,585)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2013
U.S. Treasury securities	$16,474	$(890)	$—	$—	$16,474	$(890)
U.S. agency mortgage-backed securities	13,484	(452)	3,685	(383)	17,169	(835)
Municipal debt securities	21,573	(267)	13,074	(185)	34,647	(452)
Corporate debt securities	75,364	(1,038)	3,148	(58)	78,512	(1,096)
Mortgage-backed securities	13,249	(347)	5,333	(291)	18,582	(638)
Asset-backed securities	6,024	(36)	—	—	6,024	(36)
Total	$146,168	$(3,030)	$25,240	$(917)	$171,408	$(3,947)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments of investments in the three months ended March 31, 2014 or year ended December 31, 2013.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8,560 at March 31, 2014 and $8,573 at December 31, 2013.

Net investment income consists of:

	Three Months Ended March 31,
	2014	2013
Fixed maturities	$2,056	$880
Short-term investments	12	2
Gross investment income	2,068	882
Investment expenses	(170)	(152)
Net investment income	$1,898	$730

Note 3. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2014	December 31, 2013
Premiums receivable	$10,027	$9,488
Other receivables	322	518
Total accounts receivable	10,349	10,006
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$10,349	$10,006

Premiums receivable consist of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, Essent Group did not record a provision or an allowance for doubtful accounts.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

	2014	2013
Reserve for losses and LAE at beginning of period	$3,070	$1,499
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	3,070	1,499
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	1,286	924
Prior years	(384)	(194)
Net incurred losses during the current period	902	730
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	—	1
Prior years	168	64
Net loss and LAE payments during the current period	168	65
Net reserve for losses and LAE at end of period	3,804	2,164
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$3,804	$2,164

Loans in default at end of period	192	75

For the three months ended March 31, 2014, $168 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $384 favorable prior-year development during the three months ended March 31, 2014. Reserves remaining as of March 31, 2014 for prior years are $2.5 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2013, $64 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $194 favorable prior-year development during the three months ended March 31, 2013. Reserves remaining as of March 31, 2013 for prior years were $1.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. The decreases in both periods are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 5. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions LLC’s contract underwriting agreements with lenders and subject to contractual limitations on liability, we agreed to indemnify the lender against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We have not paid any amounts related to remedies for the three months ended March 31, 2014 or 2013. As of March 31, 2014, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2014 are not material to our condensed consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2014, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to indemnifications.

Note 6. Stock-Based Compensation

On February 6, 2009, Essent Group adopted the 2009 Restricted Share Plan.  In connection with the initial public offering that was completed in November 2013, Essent Group’s Board of Directors amended and restated the 2009 Restricted Share Plan, effective immediately prior to the initial public offering. In addition, Essent Group’s Board of Directors adopted, and Essent Group’s shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the “2013 Plan”), which was effective upon completion of the initial public offering.  The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards.  As of March 31, 2014, there were 13,654 Common Shares available for future grant under the 2013 Plan.

In September 2013 and February 2014, certain members of senior management were granted nonvested Common Shares under the 2013 Plan that were subject to time-based and performance-based vesting, with any nonvested Common Shares becoming earned based upon our compounded annual book value per share growth percentage during a three-year performance period commencing January 1, 2014.  The September 2013 grants vest on the one-year anniversary of the completion of the performance period, and the 2014 grants vest on March 1, 2017.  The portion of the nonvested Common Shares that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	< 11%	0%
Threshold	11%	10%
	12%	36%
	13%	61%
	14%	87%
Maximum	> 15%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested Common Shares earned will be determined on a straight line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2013, in February 2014, the Compensation Committee of the Board of Directors approved the issuance of time-based share awards and share units to employees that will vest in equal annual installments during the three-year period commencing January 1, 2014.

The following table summarizes nonvested Common Share and nonvested Common Share unit activity for the three months ended March 31, 2014:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,238	$14.50	2,839	$4.82	528	$17.03
Granted	27	24.85	57	24.85	71	24.84
Vested	—	N/A	(727)	2.96	—	N/A
Forfeited	—	N/A	—	N/A	(3)	17.00
Outstanding at March 31, 2014	1,265	14.72	2,169	5.97	596	17.96

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

The total fair value of nonvested shares that vested was $17,472 and $803 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, there was $35,425 of total unrecognized compensation expense related to nonvested shares outstanding at March 31, 2014 and we expect to recognize the expense over a weighted average period of 3.3 years.

In addition to the nonvested share activity listed above, in February 2014, the Compensation Committee of the Board of Directors approved the issuance to employees of 17 Common Shares which vested upon issuance.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common Shares tendered by employees to pay employee withholding taxes totaled 98 in the three months ended March 31, 2014. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of March 31, 2014.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the three months ended March 31:

	2014	2013
Compensation expense	$2,783	$559
Income tax benefit	974	196

Note 7. Income Taxes

As of March 31, 2014, the statutory income tax rates of the countries where the Company does business are 35.0% in the United States and 0.0% in Bermuda.  The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Income tax expense consists of the following components for the three months ended March 31:

	2014	2013
Current	$1,347	$—
Deferred	7,107	139
Total income tax expense	$8,454	$139

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35.0%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate is as follows for the three months ended March 31:

	2014	% of pretax income	2013	% of pretax income
Tax provision at weighted average statutory rates	$8,752	37.3%	$2,698	36.8%
Non-deductible expenses	105	0.4	47	0.6
Tax exempt interest	(135)	(0.6)	—	—
Change in valuation allowance	—	—	(2,606)	(35.5)
Difference in estimated full-year rate and year-to-date actual rate	(268)	(1.1)	—	—
Total income tax expense	$8,454	36.0%	$139	1.9%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax asset is comprised of the following:

	March 31, 2014	December 31, 2013
Deferred tax assets	$26,685	$27,043
Deferred tax liabilities	(23,816)	(16,697)
Net deferred tax asset before valuation allowance	2,869	10,346
Valuation allowance	—	—
Net deferred tax asset	$2,869	$10,346

The components of the net deferred tax asset were as follows:

	March 31, 2014	December 31, 2013
Contingency reserves	$(21,355)	$(14,420)
Unearned premium reserve	11,859	11,637
Fixed assets	7,431	7,646
Start-up expenditures, net	4,951	5,064
Deferred policy acquisition costs	(2,320)	(2,160)
Nonvested shares	1,065	965
Alternative minimum tax credit carryforward	884	877
Unrealized loss on investments	409	779
Accrued expenses	(87)	(64)
Loss reserves	54	43
Prepaid expenses	(53)	(53)
Organizational expenditures	31	32
Net deferred tax assets before valuation allowance	2,869	10,346
Valuation allowance	—	—
Net deferred tax asset	$2,869	$10,346

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves.  During the three months and year ended March 31, 2014 and December 31, 2013, we purchased T&L Bonds for $10 million and $8.0 million, respectively, which is reflected on our condensed consolidated balance sheets as prepaid federal income tax.  Alternative minimum tax carryforwards do not expire.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At March 31, 2014 and December 31, 2013, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations.

At March 31, 2014 and 2013, we had no unrecognized tax benefits. As of March 31, 2014, our U.S. federal income tax returns for the tax years 2009 through 2012 remain subject to examination.  The Company has not recorded any uncertain tax positions as of March 31, 2014 or December 31, 2013.

Note 8. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the three months ended March 31:

	2014	2013
Net income	$15,006	$7,200
Less: Class A common shares dividends declared	—	—
Less: Class B-2 common shares dividends declared	—	—
Undistributed net income	$15,006	$7,200
Net income allocable to Common Shares	$15,006	N/A
Net income allocable to Class A common shares	N/A	$7,200
Net income allocable to Class B-2 common shares	N/A	—
Basic earnings per share:
Common Shares	$0.18	N/A
Class A common shares	N/A	$0.23
Class B-2 common shares	N/A	—
Diluted earnings per share:
Common Shares	$0.18	N/A
Class A common shares	N/A	$0.23
Class B-2 common shares	N/A	—
Basic weighted average common shares outstanding:
Common Shares	82,864	N/A
Class A common shares	N/A	31,805
Class B-2 common shares	N/A	853
Dilutive effect of nonvested shares:
Common Shares	1,832	N/A
Class A common shares	N/A	59
Class B-2 common shares	N/A	5,156
Diluted weighted average common shares outstanding:
Common Shares	84,696	N/A
Class A common shares	N/A	31,864
Class B-2 common shares	N/A	6,009

There were 64 and 0 antidilutive shares for the three months ended March 31, 2014 and 2013, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation.  There were no performance-based share awards that would be issuable under the terms of the arrangements if March 31, 2014 was the end of the contingency period.  Therefore, no nonvested performance-based share awards were included in diluted shares outstanding for the three months ended March 31, 2014. There were 1,251 weighted average nonvested performance-based share awards outstanding for the three months ended March 31, 2014.

Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on the Class B-2 common shares. In periods of income, the undistributed net income was allocated to the Class A common shares to satisfy this requirement.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014
	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income:
Unrealized holding gains arising during the period	1,249	(509)	740
Less: Reclassification adjustment for gains included in net income (1)	(400)	139	(261)
Net unrealized gains on investments	849	(370)	479
Other comprehensive income	849	(370)	479
Balance at end of period	$(1,378)	$410	$(968)

	Three months ended March 31, 2013
	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$3,714	$(1,300)	$2,414
Other comprehensive loss:
Unrealized holding losses arising during the period	(387)	135	(252)
Less: Reclassification adjustment for gains included in net income (1)	(10)	4	(6)
Net unrealized losses on investments	(397)	139	(258)
Other comprehensive loss	(397)	139	(258)
Balance at end of period	$3,317	$(1,161)	$2,156

(1) Included in net realized investment gains on our condensed consolidated statements of comprehensive income

Note 10. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

March 31, 2014	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$71,584	$71,584
U.S. agency securities	11,193	11,193
U.S. agency mortgage-backed securities	47,468	47,468
Municipal debt securities	146,154	146,154
Corporate debt securities	230,823	230,823
Mortgage-backed securities	39,688	39,688
Asset-backed securities	61,626	61,626
Money market funds	238,732	238,732
Total investments	$847,268	$847,268
Financial Liabilities:
Amounts due under Asset Purchase Agreement	$4,967	$4,999

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

December 31, 2013	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$59,187	$59,187
U.S. agency securities	14,839	14,839
U.S. agency mortgage-backed securities	22,241	22,241
Municipal debt securities	57,650	57,650
Corporate debt securities	125,593	125,593
Mortgage-backed securities	18,581	18,581
Asset-backed securities	20,385	20,385
Money market funds	14,079	14,079
Total investments	$332,555	$332,555
Financial Liabilities:
Amounts due under Asset Purchase Agreement	$4,949	$4,997

Fair Value Hierarchy

ASC No. 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument shall be determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair-value hierarchy are as follows:

•                  Level 1 — Quoted prices for identical instruments in active markets accessible at the measurement date.

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations in which all significant inputs are observable in active markets. Inputs are observable for substantially the full term of the financial instrument.

•                  Level 3 — Valuations derived from one or more significant inputs that are unobservable.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Determination of Fair Value

When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows and we classify the financial instrument in Level 3. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. No financial instruments were classified as Level 3 at March 31, 2014 or December 31, 2013.

We used the following methods and assumptions in estimating fair values of financial instruments:

•                  Investments available for sale — Investments available for sale are valued using quoted market prices in active markets, when available, and those investments are classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities, U.S. agency securities, U.S. agency mortgage-backed securities, certain mortgage-backed securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. Municipal debt securities, corporate debt securities, certain mortgage-backed securities and asset-backed securities are classified as Level 2 investments.

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

•                  Amounts due under Asset Purchase Agreement — The fair value of amounts due under Asset Purchase Agreement is estimated using discounted cash flow analyses based on current risk-free interest rates of securities with similar maturities. The fair value estimates of amounts due under Asset Purchase Agreement are classified as Level 2 since quoted market prices are not available, but observable inputs are used in the valuation.

Assets and Liabilities Measured at Fair Value

All assets measured at fair value at March 31, 2014 are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis. We had no liabilities measured at fair value at March 31, 2014.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
U.S. Treasury securities	$71,584	$—	$—	$71,584
U.S. agency securities	11,193	—	—	11,193
U.S. agency mortgage-backed securities	47,468	—	—	47,468
Municipal debt securities	—	146,154	—	146,154
Corporate debt securities	—	230,823	—	230,823
Mortgage-backed securities	5,178	34,510	—	39,688
Asset-backed securities	—	61,626	—	61,626
Money market funds	238,732	—	—	238,732
Total recurring fair value measurements	$374,155	$473,113	$—	$847,268

Note 11. Statutory Accounting

Our domestic insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following table presents Essent Guaranty’s and Essent PA’s statutory net income, statutory surplus and contingency reserve liability as of and for the three months ended March 31:

	2014	2013
Essent Guaranty
Statutory net income	$20,847	$5,927
Statutory surplus	377,190	204,979
Contingency reserve liability	100,277	33,134
Essent PA
Statutory net income	$2,656	$554
Statutory surplus	40,032	18,990
Contingency reserve liability	8,877	2,591

At March 31, 2014 and 2013, the statutory capital of our insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was well in excess of the statutory capital necessary to satisfy the insurance subsidiaries’ regulatory requirements.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2014, Essent Guaranty increased its contingency reserve by $20,356 and Essent PA increased its contingency reserve by $2,020. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2014 or 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2014 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report”. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report.  We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Since writing our first policy in May 2010, we have grown to an estimated 12.9% market share based on new insurance written, or NIW, excluding NIW under the Home Affordable Refinance Program, for the three months ended March 31, 2014, up from 12.1%, 8.6% and 4.5% for the years ended December 31, 2013, 2012 and 2011, respectively. We believe that our growth has been driven largely by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by legacy business, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and is licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013.  The financial strength of Essent Guaranty, Inc., our wholly-owned insurance subsidiary, is rated Baa2 with a stable outlook by Moody’s Investors Service and BBB+ with a stable outlook by Standard & Poor’s Rating Services.

We had master policy relationships with approximately 985 customers as of March 31, 2014. We have a fully functioning, scalable and flexible mortgage insurance platform, which we acquired from Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad”, in exchange for up to $30 million in cash and the assumption of certain contractual obligations. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 302 employees as of March 31, 2014. For the three months ended March 31, 2014 and 2013, we generated new insurance written of approximately $3.6 billion and $4.3 billion, respectively, and as of March 31, 2014, we had approximately $34.8 billion of insurance in force.

Legislative and Regulatory Developments

Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. See Part I, Item 1 “Business—Regulation” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments” in our Annual Report for a discussion of the laws and regulations to which we are subject as well as legislative and regulatory developments affecting the housing finance industry.

Factors Affecting Our Results of Operations

Net Premiums Written and Earned

Premiums are based on insurance in force, or IIF, during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average premiums rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus new insurance written, or NIW, less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2014 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight line basis over the year of coverage. For the three months ended March 31, 2014, monthly and single premium policies comprised 81.8% and 18.2% of our NIW, respectively.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 87.9% at March 31, 2014. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was comprised entirely of investment grade fixed income securities and money market investments as of March 31, 2014. The principal factors that influence investment income are the size of the investment portfolio and the yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. From the period from December 1, 2009 to November 30, 2010, this fee was based on a fixed amount. Effective December 1, 2010, the fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement provides for a minimum monthly fee of $150,000 for the duration of the services agreement. The services agreement expires on November 30, 2014 and provides for two subsequent five-year renewals at Triad’s option.

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

•                  the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our Clarity of Coverage® master policy endorsement, we expect that our level of rescission activity will be lower than recent rescission activity seen in the mortgage insurance industry; and

•                  the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 95% of our IIF as of March 31, 2014 having been originated since January 1, 2012. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

We establish loss reserves for delinquent loans when we are notified that a borrower has missed at least two consecutive monthly payments (“Case Reserves”), as well as estimated reserves for defaults that may have occurred but not yet been reported to us (“IBNR Reserves”). We also establish reserves for the associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees. Using both internal and external information, we establish our reserves based on the likelihood that a default will reach claim status and estimated claim severity. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Critical Accounting Policies” included in our Annual Report for further information.

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2014, 95% of our IIF relates to business written since January 1, 2012 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 67% and 64%, of other underwriting and operating expenses for the three months ended March 31, 2014 and 2013, respectively.  Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.  Compensation and benefits expense has increased as we have increased our staffing from 209 employees at January 1, 2013 to 302 at March 31, 2014, primarily in our business development and operations functions to support the growth of our business.  The growth in our sales organization contributed to the growth of our active customers and NIW.  We also expanded our underwriting and customer service teams to support this new business.

Underwriting and other expenses also include legal, consulting, other professional fees, premium taxes, depreciation and amortization, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities and other expenses.

We anticipate that as we continue to add customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses, resulting in a decline in our expense ratio. Further, we expect to incur incremental costs related to being a public company, including certain operating and compensation expenses.

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

Essent Group Ltd. and its wholly owned subsidiary, Essent Reinsurance, Ltd., are domiciled in Bermuda, which does not have a corporate income tax. To date, these entities have incurred expenses and generated limited amounts of investment income.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2014 and 2013.  In addition, this table includes our risk in force, or RIF, at the end of each period and the number of customers that purchased mortgage insurance during each respective period.

	Three Months Ended March 31,
($ in thousands)	2014	2013
IIF, beginning of period	$32,028,196	$13,628,980
NIW	3,630,573	4,321,556
Cancellations	(880,712)	(519,726)
IIF, end of period	$34,778,057	$17,430,810
Average IIF during the period	$33,349,576	$15,503,623
RIF, end of period	$8,493,862	$4,100,835
Number of customers generating NIW during the period	787	540

Our cancellation activity is relatively low because the average age of our insurance portfolio is young. Following is a summary of our IIF at March 31, 2014 by vintage:

($ in thousands)	$	%
2014 (through March 31)	$3,593,982	10.3%
2013	20,140,578	57.9
2012	9,286,188	26.7
2011	1,656,252	4.8
2010	101,057	0.3
	$34,778,057	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing.

The following table outlines our average premium rate, which reflects net premiums earned as a percentage of average IIF, for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Net premiums earned	$44,750	$21,264
Average IIF during the period	$33,349,576	$15,503,623
Average premium rate (annualized)	0.54%	0.55%

Persistency Rate

The measure for assessing the impact of policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in “— Factors Affecting Our Results of Operations  — Persistency and Business Mix.”

Risk to Capital

The risk to capital ratio is frequently used as a measure of capital adequacy in the mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in “— Liquidity and Capital Resources — Risk to Capital.”

As of March 31, 2014, our combined net risk in force was $8.5 billion and our combined statutory capital was $528.2 million resulting in a risk to capital ratio of 16.1 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25.0 to 1. State insurance regulators and the GSEs are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
($ in thousands)	2014	2013
Revenues:
Net premiums written	$52,192	$33,373
Increase in unearned premiums	(7,442)	(12,109)
Net premiums earned	44,750	21,264
Net investment income	1,898	730
Realized investment gains, net	400	10
Other income	773	1,027
Total revenues	47,821	23,031

Losses and expenses:
Provision for losses and LAE	902	730
Other underwriting and operating expenses	23,459	14,962
Total losses and expenses	24,361	15,692
Income before income taxes	23,460	7,339
Income tax expense	8,454	139
Net income	$15,006	$7,200

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

For the three months ended March 31, 2014, we reported net income of $15.0 million, compared to net income of $7.2 million for the three months ended March 31, 2013. The increase in our operating results in 2014 over 2013 was primarily due to an increase in net premiums earned associated with the growth of our IIF and an increase in net investment income, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2014 by 110% compared to the three months ended March 31, 2013 primarily due to the increase in our average IIF from $15.5 billion at March 31, 2013 to $33.3 billion at March 31, 2014.  Net premiums written increased in the three months ended March 31, 2014 by 56% over the three months ended March 31, 2013.

In the three months ended March 31, 2014, unearned premiums increased by $7.4 million as a result of net premiums written on single premium policies of $12.5 million which was partially offset by $5.1 million of unearned premium that was recognized in earnings during the period.  In the three months ended March 31, 2013, unearned premiums increased by $12.1 million as a result of net premiums written on single premium policies of $14.9 million which was partially offset by $2.8 million of unearned premium that was recognized in earnings during the period.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Fixed maturities	$2,056	$880
Short-term investments	12	2
Gross investment income	2,068	882
Investment expenses	(170)	(152)
Net investment income	$1,898	$730

The increase in net investment income to $1.9 million for the three months ended March 31, 2014 as compared to $0.7 million for the three months ended March 31, 2013 was primarily due to an increase in the weighted average balance of our investment portfolio as a result of our initial public offering, capital contributions from our initial investors in June and March 2013, and cash flows generated from operations. The average cash and investment portfolio balance was $818.3 million and $289.6 million during the three months ended March 31, 2014 and 2013, respectively. The pre-tax investment income yield was 1.0% and 1.2% in the three months ended March 31, 2014 and 2013, respectively. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. The decrease in other income for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a reduction in the number of Triad’s mortgage insurance policies in force.  The fees earned from Triad will continue to decrease over time as Triad’s existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to an increase in the number of insured loans in default partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Beginning default inventory	159	56
Plus: new defaults	167	70
Less: cures	(128)	(49)
Less: claims paid	(6)	(2)
Ending default inventory	192	75

The increase in the number of defaults at March 31, 2014 compared to March 31, 2013 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of March 31,
	2014	2013
Case reserves (in thousands)	$3,481	$2,014
Ending default inventory	192	75
Average reserve per default	$19,813	$28,851
Default rate	0.12%	0.10%
Claims received included in ending default inventory	6	4

The decrease in the average reserve per default was primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default.  In addition, historical cure ratios showed continued improvement in 2014.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims.

	As of March 31,
($ in thousands)	2014	2013
Reserve for losses and LAE at beginning of period	$3,070	$1,499
Add provision for losses and LAE occurring in:
Current period	1,286	924
Prior years	(384)	(194)
Incurred losses during the current period	902	730
Deduct payments for losses and LAE occurring in:
Current period	—	1
Prior years	168	64
Loss and LAE payments during the current period	168	65
Reserve for losses and LAE at end of period	$3,804	$2,164

	As of March 31, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	95	49%	$936	27%	$4,309	22%
Four to eleven payments	76	40	1,636	47	3,406	48
Twelve or more payments	15	8	561	16	867	65
Pending claims	6	3	348	10	360	97
Total	192	100%	3,481	100%	$8,942	39
IBNR			261
LAE and other			62
Total reserves			$3,804

	As of March 31, 2013
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	45	61%	$862	43%	$2,659	32%
Four to eleven payments	22	29	711	35	996	71
Twelve or more payments	4	5	183	9	246	74
Pending claims	4	5	258	13	256	101
Total	75	100%	2,014	100%	$4,157	48
IBNR			101
LAE and other			49
Total reserves			$2,164

During the three months ended March 31, 2014, the provision for losses and LAE was $0.9 million, comprised of $1.3 million of current year losses partially offset by $0.4 million of favorable prior years’ loss development.  During the three months ended March 31, 2013, the provision for losses and LAE was $0.7 million, comprised of $0.9 million of current year losses partially offset by $0.2 million of favorable prior years’ loss development.  In both periods, the favorable prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

During the three months ended March 31, 2014, we paid six claims for a total amount of $0.2 million.  During the three months ended March 31, 2013, we paid two claims for a total amount of $0.1 million. Claim severity, representing the total amount of claims paid divided by the related RIF of the defaulted mortgage loans, for the three months ended March 31, 2014 and 2013 was 84% and 106%, respectively.

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2014		2013
($ in thousands)	$	%	$	%
Compensation and benefits	$15,668	67%	$9,525	64%
Other	7,791	33	5,437	36
	$23,459	100%	$14,962	100%

Number of employees at end of period		302		223

Other underwriting and operating expenses increased to $23.5 million in the three months ended March 31, 2014 as compared to $15.0 million in the three months ended March 31, 2013. The significant factors contributing to the change in other underwriting and operating expenses are:

•                  Compensation and benefits increased primarily due to the increase in our work force to 302 at March 31, 2014 from 209 at January 1, 2013. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits also increased as a result of an increase in stock-based compensation, which is primarily due to the nonvested shares and nonvested stock units issued to all of employees in connection with our initial public offering completed in November 2013 for which expenses are being recognized over the applicable vesting periods. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•                  Other expenses, including premium taxes, travel, marketing, depreciation and amortization, hardware, software, rent and other facilities expenses, increased as a result of the expansion of our business.  In addition, effective with the completion of our initial public offering, we began to incur certain incremental public company expenses, including insurance and board of director costs.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $8.5 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 36.0% and 1.9% for the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014, our effective tax rate exceeded the U.S. statutory income tax rate primarily due to non-deductible expenses.  Since inception and prior to June 30, 2013, we had evaluated the realizability of our deferred tax assets on a quarterly basis and concluded that it was more likely than not that some portion or all of the deferred tax asset would not be realized and provided a valuation allowance against the deferred tax assets. Accordingly, we did not record a benefit associated with the losses incurred in prior periods or for other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities relating to the change in the unrealized gain on our investment portfolio. At March 31, 2014 and December 31, 2013, we concluded that it is more likely than not that our deferred tax assets would be realized.

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

As of March 31, 2014, we had substantial liquidity in addition to our investment portfolio, with $235.2 million of net cash and short-term investments, which includes $135.3 million at the holding company. Our net cash and short-term investments position increased during the year ended December 31, 2013 primarily as a result of net proceeds of $313.7 million from our initial public offering of Common Shares which was completed in November 2013, $123.9 million in net capital contributions received from our initial investors plus cash flows from operations, net of amounts invested in our fixed income portfolio.  Our net cash and short-term investment position decreased during the three months ended March 31, 2014 primarily as a result of the purchase of fixed maturity available for sale investments.  As of March 31, 2014, we have $856.1 million in cash and investments and no debt.

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

•                  increase in expected claim payments related to our IIF; or

•                  increase in operating expenses.

The ability of our insurance subsidiaries to declare dividends is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, their state of domicile.  The insurance laws of the Commonwealth of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid out of unassigned surplus by an insurer without prior approval by the Pennsylvania Insurance Commissioner.  Under such a test, we may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholder’s surplus or (ii) the preceding year’s statutory net income.  Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval.  At March 31, 2014, Essent Guaranty, Inc. had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2014. At March 31, 2014, Essent Guaranty of PA, Inc. had unassigned surplus of $1.0 million. In March 2014, Essent Guaranty of PA, Inc. paid a $200,000 dividend to Essent US Holdings, Inc. and in December 2013, Essent Guaranty of PA, Inc. paid a $5,000 dividend to Essent US Holdings, Inc.  Essent Guaranty, Inc. has paid no dividends since its inception. At March 31, 2014, our insurance subsidiaries were in compliance with these rules and regulations.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
($ in thousands)	2014	2013

Net cash provided by operating activities	$12,528	$14,773
Net cash used in investing activities	(479,930)	(14,166)
Net cash (used in) provided by financing activities	(1,415)	49,350
Net (decrease) increase in cash	$(468,817)	$49,957

Operating Activities

Cash flow provided by operations totaled $12.5 million for the three months ended March 31, 2014 as compared to cash provided by operating activities of $14.8 million for the three months ended March 31, 2013. The decrease in cash flow from operations of $2.3 million in 2014 was a result of increases in expenses paid and prepaid taxes, partially offset by increases in premium collected, net investment income and net realized investments gains.

Investing Activities

Cash flow used in investing activities totaled $480.0 million for the three months ended March 31, 2014 as compared to cash used in investing activities of $14.2 million for the three months ended March 31, 2013. The increase in cash flow used in investing activities was primarily related to investing capital contributions from our initial investors received in 2013, proceeds from our initial public offering that was completed in November 2013, and cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $1.4 million for the three months ended March 31, 2014 as compared to cash provided by financing activities of $49.4 million for the three months ended March 31, 2013. Cash used in financing activities for the three months ended March 31, 2014 was primary related to the acquisition of treasury stock from employees to satisfy tax withholding obligations and payment of accrued offering costs, partially offset by excess tax benefits recognized as a result of stock-based compensation.  Cash provided by financing activities in the three months ended March 31, 2013 was principally due to proceeds received from Class A common shares issued to our initial investors.

Risk to Capital

We compute our risk to capital ratio on a separate company statutory basis, as well as for our combined insurance operations. The risk to capital ratio is our net risk in force divided by our statutory capital. Our net risk in force represents risk in force net of reinsurance ceded, if any, and net of exposures on policies for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of 50% of net premiums earned. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.

Our combined risk to capital calculation as of March 31, 2014 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$419,080
Contingency reserves	109,154
Combined statutory capital	$528,234
Combined net risk in force	$8,490,120
Combined risk to capital ratio	16.1:1

For additional information regarding regulatory capital see Note 11 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions. The combined risk to capital ratio equals the sum of the net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Such practices vary from accounting principles generally accepted in the United States.

Financial Strength Ratings

The financial strength of Essent Guaranty, Inc., our principal mortgage insurance subsidiary, is rated Baa2 by Moody’s Investors Service (“Moody’s”) with a stable outlook. Standard & Poor’s Rating Services’ (“S&P”) insurer financial strength rating of Essent Guaranty, Inc. is BBB+ with a stable outlook.

Financial Condition

Stockholders’ Equity

As of March 31, 2014, stockholders’ equity was $740.1 million compared to $722.1 million as of December 31, 2013. This increase was primarily due to net income generated in 2014.

Investments

As of March 31, 2014, the total fair value of our investment portfolio was $847.3 million, compared to $332.6 million as of December 31, 2013. This increase was primarily due to the investment of proceeds from our initial public offering and capital contributions in the form of cash that were received in 2013 which had not been fully invested as of December 31, 2013.

Investment Portfolio by Asset Class

Asset Class	March 31, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$71,584	8.4%	$59,187	17.8%
U.S. agency securities	11,193	1.3	14,839	4.5
U.S. agency mortgage-backed securities	47,468	5.6	22,241	6.7
Municipal debt securities(1)	146,154	17.3	57,650	17.3
Corporate debt securities	230,823	27.2	125,593	37.8
Mortgage-backed securities	39,688	4.7	18,581	5.6
Asset-backed securities	61,626	7.3	20,385	6.1
Money market funds	238,732	28.2	14,079	4.2
Total Investments	$847,268	100.0%	$332,555	100.0%

(1)                                 At March 31, 2014, approximately 54% of municipal debt securities were special revenue bonds, 45% were general obligation bonds and 1% were tax allocation bonds. At December 31, 2013, all municipal debt securities were general obligation bonds. For information regarding the amortized cost and fair value of the municipal debt securities, see Note 2 to our condensed consolidated financial statements.

Investment Portfolio by Rating

Rating(1)	March 31, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$471,707	55.6%	$147,862	44.5%
Aa1	32,267	3.8	21,570	6.5
Aa2	35,474	4.2	15,464	4.6
Aa3	26,106	3.1	11,902	3.6
A1	62,950	7.4	26,541	8.0
A2	42,179	5.0	17,045	5.1
A3	49,607	5.9	29,886	9.0
Baa1	52,395	6.2	24,441	7.3
Baa2	64,753	7.6	30,782	9.3
Baa3	9,830	1.2	7,062	2.1
Below Baa3–	—	—	—	—
Total Investments	$847,268	100.0%	$332,555	100.0%

(1)                                 Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	March 31, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$322,695	38.0%	$65,092	19.6%
1 to < 2 Years	48,987	5.8	19,093	5.7
2 to < 3 Years	76,868	9.1	74,335	22.4
3 to < 4 Years	99,948	11.8	63,214	19.0
4 to < 5 Years	81,779	9.7	66,230	19.9
5 or more Years	216,991	25.6	44,591	13.4
Total Investments	$847,268	100.0%	$332,555	100.0%

Top Ten Portfolio Holdings

	March 31, 2014
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. T-Note 2.125% 1/31/21	$14,358	$14,531	$(173)	Aaa
2	U.S. Treasury Bill 9/18/14	12,797	12,796	1	Aaa
3	U.S. Treasury Bill 9/11/14	9,997	9,997	0	Aaa
4	Freddie Mac 4.0% 30 Yr MBS	5,833	5,846	(13)	Baa1
5	U.S. T-Note 2.625% 12/31/14	5,400	5,341	59	Aaa
6	Freddie Mac 3.0% 30 Yr MBS	4,344	4,343	1	Baa1
7	Goldman Sachs CMBS 2007-GG10	4,042	4,187	(145)	Aaa
8	Freddie Mac 3.5% 30 Yr MBS	3,925	3,929	(4)	Baa1
9	U.S. T-Note 3.625% 2/15/21	3,916	3,668	248	Aaa
10	Freddie Mac 3.0% 30 Yr MBS	3,827	4,112	(285)	Baa1
Total		$68,439	$68,750	$(311)
Percent of Investment Portfolio		8.1%

(1)         As of March 31, 2014, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 2 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

(2)         Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Rank	December 31, 2013
($ in thousands)	Security	Fair Value
1	U.S. T-Note 2% 4/30/2016	$6,621
2	U.S. T-Note 2.125% 2/29/2016	6,442
3	U.S. T-Note 2.625% 12/31/2014	5,429
4	U.S. T-Note 2.375% 6/30/2018	4,874
5	U.S. T-Note 1.625% 8/15/2022	4,724
6	Goldman Sachs CMBS 2007-1	4,392
7	U.S. T-Note 1.375% 9/30/2018	3,951
8	U.S. T-Note 3.625% 2/15/2021	3,885
9	Freddie Mac 3.0% 30 Yr MBS	3,813
10	Scholar Funding ABS 2013-A	3,331
Total		$47,462
Percent of Investment Portfolio		14.3%

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2014:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
City of Houston, Texas	$4,106	$4,061	Aaa
The University of Texas	2,425	2,417	A1
Cypress-Fairbanks Independent School District	2,220	2,237	A3
Alamo Community College District	1,784	1,800	Aaa
Dallas/Fort Worth International Airport	1,621	1,599	A3
Alvin Independent School District	1,293	1,292	Aaa
Texas Transportation Commission	1,207	1,200	Aaa
County of Dallas, Texas	1,144	1,151	A3
Pasadena Independent School District	1,110	1,107	Aaa
Tarrant County Cultural Education	1,097	1,102	Aaa
County of Rockwall, Texas	825	827	Aaa
City of El Paso, Texas	594	580	Baa1
	$19,426	$19,373

New York
City of New York, New York	$3,984	$3,985	Aaa
New York City Transitional Finance Authority	3,805	3,811	Aaa
New York State Urban Development	2,759	2,767	Aaa
Metropolitan Transportation Authority	2,314	2,326	Baa1
Port Authority of New York and New Jersey	1,979	1,955	Aaa
County of Albany, New York	1,905	1,893	Aaa
New York State Dormitory Authority	1,160	1,151	Aaa
Triborough Bridge and Tunnel Authority	764	771	Aaa
	$18,670	$18,659

Total	$38,096	$38,032

(1)                                 None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)                                 Based on ratings issued by Moody’s if available. S&P utilized if Moody’s is not available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2014, the effective duration of our investment portfolio, including cash, was 3.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.0% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investment portfolio.

Item 4.         Controls and Procedures

Disclosure Controls

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A.                                                Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the first quarter of 2014. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	91,565	$23.81	—	—
February 1 - February 28, 2014	5,297	24.85	—	—
March 1 - March 31, 2014	665	23.20	—	—
Total	97,527		—	—

Use of Proceeds from Initial Public Offering

On November 5, 2013, we completed an initial public offering of an aggregate of 22,666,635 Common Shares at a price of $17.00 per share for an aggregate offering price of $385,332,795. On that date, we issued and sold 19,956,517 shares, including 2,956,517 shares pursuant to the underwriters’ exercise of their option to purchase additional shares, and certain of our shareholders sold an additional 2,710,118 shares, and the offering terminated. Goldman, Sachs & Co., J.P. Morgan Securities LLC, and Barclays Capital Inc. served as joint representatives of the several underwriters for the offering. As a result of the initial public offering, we raised approximately $313.7 million in net proceeds, after deducting underwriting discounts and commissions of approximately $21.5 million and estimated expenses in connection with the offering of approximately $4 million. We did not receive any proceeds from the sale of shares by the selling shareholders. No payments were made by us to our directors, officers or any of their associates, persons owning 10% or more of our Common Shares, or their associates, or our affiliates, except for approximately $11.7 million that was paid in the aggregate in underwriting discounts and commissions to Goldman, Sachs & Co. and J.P. Morgan Securities LLC, affiliates of which owned more than 11% and 8%, respectively, of our outstanding capital immediately prior to our initial public offering. We believe that the services performed by Goldman, Sachs & Co. and J.P. Morgan Securities LLC in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.

As of March 31, 2014, we have contributed in the aggregate approximately $110 million (including approximately $35 million during the quarter ended March 31, 2014) of our net proceeds from the offering to our U.S. insurance subsidiaries as capital investments. The remaining portion of the net proceeds has been utilized as temporary investments in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.                                                         Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†

Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 15, 2014	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2014	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2014	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†

Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.