Form 10-Q
period 2014-06-30
Essent Group Ltd.
filed 2014-08-14
CIK 1448893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

The number of the registrant’s common shares outstanding as of August 7, 2014 was 86,528,025.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2014	2013
Assets
Investments available for sale, at fair value
Fixed maturities	$672,699	$318,476
Short-term investments	173,171	14,079
Total investments	845,870	332,555
Cash	14,180	477,655
Accrued investment income	4,641	1,978
Accounts receivable	12,249	10,006
Deferred policy acquisition costs	7,539	6,173
Property and equipment (at cost, less accumulated depreciation of $38,013 in 2014 and $36,796 in 2013	4,865	4,411
Prepaid federal income tax	34,000	8,000
Net deferred tax asset	—	10,346
Other assets	2,021	2,846
Total assets	$925,365	$853,970

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$4,506	$3,070
Unearned premium reserve	124,004	103,399
Amounts due under Asset Purchase Agreement	2,483	4,949
Accrued payroll and bonuses	7,957	13,076
Net deferred tax liability	9,430	—
Other accrued liabilities	9,026	7,335
Total liabilities	157,406	131,829
Commitments and contingencies
Stockholders’ Equity
Common Shares, $0.015 par value:
Authorized - 233,333; issued - 86,528 shares in 2014 and 86,491 shares in 2013	1,298	1,297
Additional paid-in capital	760,252	754,390
Accumulated other comprehensive income (loss)	3,947	(1,447)
Retained earnings (accumulated deficit)	2,462	(32,099)
Total stockholders’ equity	767,959	722,141
Total liabilities and stockholders’ equity	$925,365	$853,970

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Net premiums written	$63,505	$44,923	$115,697	$78,296
Increase in unearned premiums	(13,163)	(17,442)	(20,605)	(29,551)
Net premiums earned	50,342	27,481	95,092	48,745
Net investment income	3,080	1,014	4,978	1,744
Realized investment gains, net	68	83	468	93
Other income	793	986	1,566	2,013
Total revenues	54,283	29,564	102,104	52,595

Losses and expenses:
Provision for losses and LAE	966	580	1,868	1,310
Other underwriting and operating expenses	23,648	15,557	47,107	30,519
Total losses and expenses	24,614	16,137	48,975	31,829

Income before income taxes	29,669	13,427	53,129	20,766
Income tax expense (benefit)	10,114	(10,150)	18,568	(10,011)
Net income	$19,555	$23,577	$34,561	$30,777

Earnings per share:
Basic:
Common Shares	$0.23	N/A	$0.42	N/A
Class A common shares	N/A	$0.63	N/A	$0.88
Class B-2 common shares	N/A	0.40	N/A	0.49
Diluted:
Common Shares	$0.23	N/A	$0.41	N/A
Class A common shares	N/A	$0.62	N/A	$0.88
Class B-2 common shares	N/A	0.09	N/A	0.09

Weighted average common shares outstanding:
Basic:
Common Shares	83,276	N/A	83,071	N/A
Class A common shares	N/A	36,793	N/A	34,313
Class B-2 common shares	N/A	1,334	N/A	1,095
Diluted:
Common Shares	84,706	N/A	84,701	N/A
Class A common shares	N/A	36,901	N/A	34,408
Class B-2 common shares	N/A	5,994	N/A	6,004

Net income	$19,555	$23,577	$34,561	$30,777

Other comprehensive income (loss)
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $2,095 and $(2,043) in the three months ended June 30, 2014 and 2013 and $2,465 and $(2,182) in the six months ended June 30, 2014 and 2013	4,915	(3,795)	5,394	(4,053)
Total other comprehensive income (loss)	4,915	(3,795)	5,394	(4,053)
Comprehensive income	$24,470	$19,782	$39,955	$26,724

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated	Retained
		Class A	Class B-2	Additional	Other	Earnings		Total
	Common	Common	Common	Paid-In	Comprehensive	(Accumulated	Treasury	Stockholders’
(In thousands)	Shares	Shares	Shares	Capital	Income (Loss)	Deficit)	Stock	Equity
Balance at January 1, 2013	$—	$348	$91	$347,924	$2,414	$(97,512)	$(34,142)	$219,123

Net income						65,413		65,413
Other comprehensive loss					(3,861)			(3,861)
Issuance of Class A and Class B-2 common shares net of issuance cost of $1,143		123		123,729				123,852
Conversion of Class A and Class B-2 common shares into Common Shares	1,004	(474)	(54)	(476)				—
Issuance of Common Shares net of issuance cost of $25,546	299			313,414				313,713
Issuance of management incentive shares	28	3	2	582				615
Forfeiture of management incentive shares		0	(39)	39				—
Stock-based compensation expense				3,597				3,597
Treasury stock acquired							(311)	(311)
Cancellation of treasury stock	(34)			(34,419)			34,453	—
Balance at December 31, 2013	$1,297	$—	$—	$754,390	$(1,447)	$(32,099)	$—	$722,141

Net income						34,561		34,561
Other comprehensive income					5,394			5,394
Issuance of management incentive shares	2			414				416
Stock-based compensation expense				6,148				6,148
Treasury stock acquired							(2,384)	(2,384)
Cancellation of treasury stock	(1)			(2,383)			2,384	—
Excess tax benefits from stock-based compensation expense				1,683				1,683
Balance at June 30, 2014	$1,298	$—	$—	$760,252	$3,947	$2,462	$—	$767,959

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Operating Activities
Net income	$34,561	$30,777
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(468)	(93)
Depreciation and amortization	1,217	1,105
Amortization of discount on payments due under Asset Purchase Agreement	34	59
Stock-based compensation expense	6,148	1,115
Amortization of premium on investment securities	2,835	1,388
Deferred income tax provision (benefit)	17,312	(10,011)
Excess tax benefits from stock-based compensation	(1,683)	—
Change in:
Accrued investment income	(2,663)	(547)
Accounts receivable	(1,743)	(5,599)
Deferred policy acquisition costs	(1,366)	(1,877)
Prepaid federal income tax	(26,000)	—
Other assets	825	2,660
Reserve for losses and LAE	1,436	1,049
Unearned premium reserve	20,605	29,551
Accounts payable and accrued expenses	(5,803)	(1,778)
Net cash provided by operating activities	45,247	47,799

Investing Activities
Net change in short-term investments	(159,089)	4,999
Purchase of investments available for sale	(427,964)	(89,386)
Proceeds from maturity of investments available for sale	16,832	4,000
Proceeds from sales of investments available for sale	67,209	19,350
Purchase of property and equipment, net	(1,671)	(1,069)
Net cash used in investing activities	(504,683)	(62,106)

Financing Activities
Issuance of common shares net of costs	—	123,852
Payment of offering costs	(837)	—
Treasury stock acquired	(2,385)	(194)
Excess tax benefits from stock-based compensation	1,683	—
Payments under Asset Purchase Agreement	(2,500)	(2,500)
Net cash (used in) provided by financing activities	(4,039)	121,158

Net (decrease) increase in cash	(463,475)	106,851
Cash at beginning of year	477,655	22,315
Cash at end of period	$14,180	$129,166

Noncash Transactions
Issuance of management incentive shares (see Note 6)	$416	$614

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

In these notes to condensed consolidated financial statements, “Essent”, “Company”, “we”, “us”, and “our” refer to Essent Group Ltd. and its subsidiaries, unless the context otherwise requires.

Note 1. Nature of Operations and Basis of Presentation

Essent Group Ltd. (“Essent Group”) is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance facilitates the sale of low-down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to the government sponsored enterprises (“GSEs”), Fannie Mae and Freddie Mac. Essent Group was incorporated in Bermuda in July 2008. In March 2014, Essent Group formed Essent Irish Intermediate Holdings Limited (“Essent Irish Intermediate”) as a wholly-owned subsidiary.  In April 2014, Essent Group contributed the stock of Essent US Holdings, Inc. (“Essent Holdings”) to Essent Irish Intermediate.  The primary mortgage insurance operations are conducted through Essent Holdings’ regulated and licensed wholly-owned subsidiaries, Essent Guaranty, Inc. (“Essent Guaranty”) and Essent Guaranty of PA, Inc. (“Essent PA”). Essent Group also has a wholly-owned Bermuda domiciled Class 3A Insurer pursuant to Section 4 of the Bermuda Insurance Act 1978, Essent Reinsurance, Ltd. (“Essent Re”), which issued its first insurance policy in July 2014. Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia.  Essent Re expects to enter into a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible new insurance written effective July 1, 2014.  Completion of this transaction is subject to approval by the Pennsylvania Insurance Department.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2013, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2014 prior to the issuance of these condensed consolidated financial statements.

As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2013, Class B-2 common share and per share data in all periods presented has been restated for the 2 for 3 share split and the 1 for 1 conversion rate to Common Shares that was effective immediately prior to the closing of the Company’s initial public offering in November 2013.  Class A common share and per share data has not been restated because the conversion to Common Shares in connection with the initial public offering was considered a value-for-value exchange of equity interests at the point of the transaction that resulted in a change in shareholder rights and rank before and after the transaction.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Note 2. Investments Available for Sale

Investments available for sale consist of the following:

June 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$66,641	$393	$(315)	$66,719
U.S. agency securities	8,117	48	—	8,165
U.S. agency mortgage-backed securities	60,389	922	(383)	60,928
Municipal debt securities(1)	168,480	2,509	(194)	170,795
Corporate debt securities	239,204	2,800	(130)	241,874
Mortgage-backed securities	54,451	374	(618)	54,207
Asset-backed securities	88,484	268	(42)	88,710
Money market funds	154,472	—	—	154,472
Total investments available for sale	$840,238	$7,314	$(1,682)	$845,870

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$59,100	$977	$(890)	$59,187
U.S. agency securities	14,763	76	—	14,839
U.S. agency mortgage-backed securities	23,023	53	(835)	22,241
Municipal debt securities(1)	57,947	155	(452)	57,650
Corporate debt securities	126,311	378	(1,096)	125,593
Mortgage-backed securities	19,219	—	(638)	18,581
Asset-backed securities	20,340	81	(36)	20,385
Money market funds	14,079	—	—	14,079
Total investments available for sale	$334,782	$1,720	$(3,947)	$332,555

(1)         At June 30, 2014, approximately 57% of municipal debt securities were special revenue bonds, 40% were general obligation bonds, 2% were tax allocation bonds, and 1% were certification of participation bonds. At December 31, 2013, all municipal debt securities were general obligation bonds.

The amortized cost and fair value of available for sale securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$27,033	$27,089
Due after 1 but within 5 years	9,048	9,113
Due after 5 but within 10 years	30,560	30,517
Subtotal	66,641	66,719
U.S. agency securities:
Due in 1 year	4,919	4,927
Due after 1 but within 5 years	3,198	3,238
Subtotal	8,117	8,165
Municipal debt securities:
Due in 1 year	468	469
Due after 1 but within 5 years	67,633	67,786
Due after 5 but within 10 years	54,895	56,188
Due after 10 years	45,484	46,352
Subtotal	168,480	170,795
Corporate debt securities:
Due in 1 year	9,992	10,055
Due after 1 but within 5 years	159,680	160,757
Due after 5 but within 10 years	67,996	69,520
Due after 10 years	1,536	1,542
Subtotal	239,204	241,874
U.S. agency mortgage-backed securities	60,389	60,928
Mortgage-backed securities	54,451	54,207
Asset-backed securities	88,484	88,710
Money market funds	154,472	154,472
Total investments available for sale	$840,238	$845,870

Essent realized gross gains and losses on the sale of investments available for sale as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized gross gains	$175	$83	$840	$93
Realized gross losses	107	—	372	—

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2014
U.S. Treasury securities	$5,230	$(9)	$7,138	$(306)	$12,368	$(315)
U.S. agency mortgage-backed securities	600	(1)	8,690	(382)	9,290	(383)
Municipal debt securities	24,562	(61)	9,440	(133)	34,002	(194)
Corporate debt securities	15,650	(35)	15,270	(95)	30,920	(130)
Mortgage-backed securities	18,158	(86)	12,201	(532)	30,359	(618)
Asset-backed securities	23,468	(28)	3,251	(14)	26,719	(42)
Total	$87,668	$(220)	$55,990	$(1,462)	$143,658	$(1,682)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2013
U.S. Treasury securities	$16,474	$(890)	$—	$—	$16,474	$(890)
U.S. agency mortgage-backed securities	13,484	(452)	3,685	(383)	17,169	(835)
Municipal debt securities	21,573	(267)	13,074	(185)	34,647	(452)
Corporate debt securities	75,364	(1,038)	3,148	(58)	78,512	(1,096)
Mortgage-backed securities	13,249	(347)	5,333	(291)	18,582	(638)
Asset-backed securities	6,024	(36)	—	—	6,024	(36)
Total	$146,168	$(3,030)	$25,240	$(917)	$171,408	$(3,947)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments of investments in the six months ended June 30, 2014 or year ended December 31, 2013.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8,553 at June 30, 2014 and $8,573 at December 31, 2013.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities	$3,322	$1,144	$5,378	$2,024
Short-term investments	19	2	31	4
Gross investment income	3,341	1,146	5,409	2,028
Investment expenses	(261)	(132)	(431)	(284)
Net investment income	$3,080	$1,014	$4,978	$1,744

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 3. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2014	December 31, 2013
Premiums receivable	$11,360	$9,488
Other receivables	889	518
Total accounts receivable	12,249	10,006
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$12,249	$10,006

Premiums receivable consist of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, Essent did not record a provision or an allowance for doubtful accounts.

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

	2014	2013
Reserve for losses and LAE at beginning of period	$3,070	$1,499
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	3,070	1,499
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	2,452	1,435
Prior years	(584)	(125)
Net incurred losses during the current period	1,868	1,310
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	—	4
Prior years	432	257
Net loss and LAE payments during the current period	432	261
Net reserve for losses and LAE at end of period	4,506	2,548
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$4,506	$2,548

Loans in default at end of period	235	90

For the six months ended June 30, 2014, $432 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $584 favorable prior-year development during the six months ended June 30, 2014. Reserves remaining as of June 30, 2014 for prior years are $2,054 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2013, $257 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $125 favorable prior-year development during the six months ended June 30, 2013. Reserves remaining as of June 30, 2013 for prior years were $1,117 as a result of re-estimation of unpaid losses and loss adjustment expenses. The decreases in both periods are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 5. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions LLC’s contract underwriting agreements with lenders and subject to contractual limitations on liability, we agreed to indemnify the lender against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $4 and less than $1 related to remedies for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, management believes any potential claims for indemnification

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

related to contract underwriting services through June 30, 2014 are not material to our condensed consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2014, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases.  In May 2014, we amended our existing lease agreement for our office space in North Carolina and extended the lease term to 2025.  The future minimum lease payments of all of our non-cancelable operating leases are as follows at June 30, 2014:

Year Ended December 31,
2014	$943
2015	1,476
2016	2,114
2017	2,023
2018 and thereafter	14,282
Total minimum payments required	$20,838

Minimum lease payments shown above have not been reduced by minimum sublease rental income of $151 due in 2014 under a non-cancelable sublease.

Note 6. Stock-Based Compensation

On February 6, 2009, Essent Group adopted the 2009 Restricted Share Plan.  In connection with the initial public offering that was completed in November 2013, Essent Group’s Board of Directors amended and restated the 2009 Restricted Share Plan, effective immediately prior to the initial public offering. In addition, Essent Group’s Board of Directors adopted, and Essent Group’s shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the “2013 Plan”), which was effective upon completion of the initial public offering.  The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards.  As of June 30, 2014, there were 13,521 Common Shares available for future grant under the 2013 Plan.

In September 2013 and February 2014, certain members of senior management were granted nonvested Common Shares under the 2013 Plan that were subject to time-based and performance-based vesting.  The time-based share awards vest in three equal installments on January 1, 2015, 2016 and 2017.  The performance share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period commencing January 1, 2014.  The September 2013 grants vest on the one-year anniversary of the completion of the performance period, and the 2014 grants vest on March 1, 2017.  The portion of the nonvested Common Shares that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

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

In connection with our incentive program covering bonus awards for performance year 2013, in February 2014, the Compensation Committee of the Board of Directors approved the issuance of time-based share awards and share units to employees that will vest in three equal installments on January 1, 2015, 2016 and 2017.

In May 2014, the Compensation Committee of the Board of Directors approved the issuance of time-based share units to non-employee directors.  The portion of the grant that relates to director compensation for the period from our initial public offering through April 2014 vests on November 1, 2014 and the portion of the grant that relates to director compensation from May 2014 through April 2015 vests one year from the date of grant.

The following table summarizes nonvested Common Share and nonvested Common Share unit activity for the six months ended June 30, 2014:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
		Weighted		Weighted		Weighted
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value	Number of Share Units	Average Grant Date Fair Value
Outstanding at beginning of year	1,238	$14.50	2,839	$4.82	528	$17.03
Granted	52	22.68	82	23.47	159	21.60
Vested	—	N/A	(1,254)	1.77	—	N/A
Forfeited	—	N/A	(13)	2.65	(9)	18.04
Outstanding at June 30, 2014	1,290	14.83	1,654	8.08	678	18.09

The total fair value of nonvested shares that vested was $28,021 and $2,044 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, there was $34,597 of total unrecognized compensation expense related to nonvested shares outstanding at June 30, 2014 and we expect to recognize the expense over a weighted average period of 3.1 years.

In addition to the nonvested share activity listed above, in February 2014, the Compensation Committee of the Board of Directors approved the issuance to employees of 17 Common Shares which vested upon issuance.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common Shares tendered by employees to pay employee withholding taxes totaled 101 in the six months ended June 30, 2014. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of June 30, 2014.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense	$3,365	$556	$6,148	$1,115
Income tax benefit	1,178	194	2,152	390

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 7. Income Taxes

As of June 30, 2014, the statutory income tax rates of the countries where the Company does business are 35.0% in the United States and 0.0% in Bermuda.  The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Income tax expense (benefit) consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current	$(91)	$—	$1,256	$—
Deferred	10,205	(10,150)	17,312	(10,011)
Total income tax expense (benefit)	$10,114	$(10,150)	$18,568	$(10,011)

Income tax expense (benefit) is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35.0%; Bermuda 0.0%). The reconciliation of the difference between income tax expense (benefit) and the expected tax provision at the weighted average tax rate is as follows:

	Three Months Ended June 30,
	2014	% of pretax income	2013	% of pretax income
Tax provision at weighted average statutory rates	$10,788	36.4%	$4,902	36.5%
Non-deductible expenses	75	0.3	63	0.5
Tax exempt interest	(248)	(0.9)	(206)	(1.5)
Change in valuation allowance	—	—	(14,883)	(110.9)
Difference in estimated full-year rate and year-to-date actual rate	(501)	(1.7)	—	—
Other	—	—	(26)	(0.2)
Total income tax expense (benefit)	$10,114	34.1%	$(10,150)	(75.6)%

	Six Months Ended June 30,
	2014	% of pretax income	2013	% of pretax income
Tax provision at weighted average statutory rates	$19,540	36.8%	$7,600	36.6%
Non-deductible expenses	180	0.3	110	0.5
Tax exempt interest	(383)	(0.7)	(206)	(1.0)
Change in valuation allowance	—	—	(17,489)	(84.2)
Difference in estimated full-year rate and year-to-date actual rate	(769)	(1.5)	—	—
Other	—	—	(26)	(0.1)
Total income tax expense (benefit)	$18,568	34.9%	$(10,011)	(48.2)%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax (liability) asset is comprised of the following:

	June 30, 2014	December 31, 2013
Deferred tax assets	$28,699	$27,043
Deferred tax liabilities	(38,129)	(16,697)
Net deferred tax (liability) asset	$(9,430)	$10,346

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

The components of the net deferred tax (liability) asset were as follows:

	June 30, 2014	December 31, 2013

Contingency reserves	$(33,607)	$(14,420)
Unearned premium reserve	13,550	11,637
Fixed assets	7,260	7,646
Start-up expenditures, net	4,838	5,064
Deferred policy acquisition costs	(2,639)	(2,160)
Nonvested shares	2,081	965
Unrealized (gain) loss on investments	(1,685)	779
Alternative minimum tax credit carryforward	877	877
Accrued expenses	(145)	(64)
Loss reserves	63	43
Prepaid expenses	(53)	(53)
Organizational expenditures	30	32
Net deferred tax (liability) asset	$(9,430)	$10,346

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves.  During the six months ended June 30, 2014 and the year ended December 31, 2013, we purchased T&L Bonds for $26,000 and $8,000, respectively, which are reflected on our condensed consolidated balance sheets as prepaid federal income tax.  As of June 30, 2014, the total amount of T&L Bonds purchased since inception was $34,000.

Alternative minimum tax carryforwards do not expire.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At June 30, 2014 and December 31, 2013, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

Under current Bermuda law, the parent company, Essent Group Ltd., and its Bermuda subsidiary are not required to pay any taxes on income and capital gains.  In the event that there is a change such that these taxes are imposed, these companies would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempt Undertakings Tax Protection Act of 1966 and the Exempt Undertakings Tax Protection Amendment Act of 2011.

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. authorities and file a U.S. Consolidated Income Tax Return.  Each subsidiary has executed a tax sharing agreement with its parent company, which provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations.

At June 30, 2014 and 2013, we had no unrecognized tax benefits. As of June 30, 2014, our U.S. federal income tax returns for the tax years 2009 through 2012 remain subject to examination.  The Company has not recorded any uncertain tax positions as of June 30, 2014 or December 31, 2013.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 8. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$19,555	$23,577	$34,561	$30,777
Less: Class A common shares dividends declared	—	—	—	—
Less: Class B-2 common shares dividends declared	—	—	—	—
Undistributed net income	$19,555	$23,577	$34,561	$30,777
Net income allocable to Common Shares	$19,555	N/A	$34,561	N/A
Net income allocable to Class A common shares	N/A	$23,037	N/A	$30,237
Net income allocable to Class B-2 common shares	N/A	540	N/A	540
Basic earnings per share:
Common Shares	$0.23	N/A	$0.42	N/A
Class A common shares	N/A	$0.63	N/A	$0.88
Class B-2 common shares	N/A	0.40	N/A	0.49
Diluted earnings per share:
Common Shares	$0.23	N/A	$0.41	N/A
Class A common shares	N/A	$0.62	N/A	$0.88
Class B-2 common shares	N/A	0.09	N/A	0.09
Basic weighted average common shares outstanding:
Common Shares	83,276	N/A	83,071	N/A
Class A common shares	N/A	36,793	N/A	34,313
Class B-2 common shares	N/A	1,334	N/A	1,095
Dilutive effect of nonvested shares:
Common Shares	1,430	N/A	1,630	N/A
Class A common shares	N/A	108	N/A	95
Class B-2 common shares	N/A	4,660	N/A	4,909
Diluted weighted average common shares outstanding:
Common Shares	84,706	N/A	84,701	N/A
Class A common shares	N/A	36,901	N/A	34,408
Class B-2 common shares	N/A	5,994	N/A	6,004

There were 152 and 0 antidilutive shares for the three months ended June 30, 2014 and 2013, respectively and 108 and 0 antidilutive shares for the six months ended June 30, 2014 and 2013, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation.  There were no performance-based share awards that would be issuable under the terms of the arrangements if June 30, 2014 was the end of the contingency period.  Therefore, no nonvested performance-based share awards were included in diluted shares outstanding for the three and six months ended June 30, 2014. There were 1,290 and 1,271 weighted average nonvested performance-based share awards outstanding for the three and six months ended June 30, 2014, respectively.

Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on the Class B-2 common shares. In periods of income, the undistributed net income was allocated to the Class A common shares to satisfy this requirement.  During the fourth quarter of 2013, the Company corrected the allocation of undistributed earnings to the Class A and Class B-2 shares from amounts previously presented. As a result, undistributed earnings for the three and six months ended June 30, 2013 allocated to the Class B-2 shares was increased by $540 and the undistributed earnings allocated to the Class A shares was reduced by the same amounts. The Company has evaluated this correction and concluded that the impact on the previously reported amounts is not material to the consolidated financial statements for these periods.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014
	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$(1,378)	$410	$(968)
Other comprehensive income:
Unrealized holding gains arising during the period	7,078	(2,118)	4,960
Less: Reclassification adjustment for gains included in net income (1)	(68)	23	(45)
Net unrealized gains on investments	7,010	(2,095)	4,915
Other comprehensive income	7,010	(2,095)	4,915
Balance at end of period	$5,632	$(1,685)	$3,947

	Six months ended June 30, 2014
	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income:
Unrealized holding gains arising during the period	8,327	(2,627)	5,700
Less: Reclassification adjustment for gains included in net income (1)	(468)	162	(306)
Net unrealized gains on investments	7,859	(2,465)	5,394
Other comprehensive income	7,859	(2,465)	5,394
Balance at end of period	$5,632	$(1,685)	$3,947

	Three months ended June 30, 2013
	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$3,317	$(1,161)	$2,156
Other comprehensive loss:
Unrealized holding losses arising during the period	(5,755)	2,014	(3,741)
Less: Reclassification adjustment for gains included in net income (1)	(83)	29	(54)
Net unrealized losses on investments	(5,838)	2,043	(3,795)
Other comprehensive loss	(5,838)	2,043	(3,795)
Balance at end of period	$(2,521)	$882	$(1,639)

	Six months ended June 30, 2013
	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$3,714	$(1,300)	$2,414
Other comprehensive loss:
Unrealized holding losses arising during the period	(6,142)	2,149	(3,993)
Less: Reclassification adjustment for gains included in net income (1)	(93)	33	(60)
Net unrealized losses on investments	(6,235)	2,182	(4,053)
Other comprehensive loss	(6,235)	2,182	(4,053)
Balance at end of period	$(2,521)	$882	$(1,639)

(1) Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 10. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

June 30, 2014	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$66,719	$66,719
U.S. agency securities	8,165	8,165
U.S. agency mortgage-backed securities	60,928	60,928
Municipal debt securities	170,795	170,795
Corporate debt securities	241,874	241,874
Mortgage-backed securities	54,207	54,207
Asset-backed securities	88,710	88,710
Money market funds	154,472	154,472
Total investments	$845,870	$845,870
Financial Liabilities:
Amounts due under Asset Purchase Agreement	$2,483	$2,499

December 31, 2013	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$59,187	$59,187
U.S. agency securities	14,839	14,839
U.S. agency mortgage-backed securities	22,241	22,241
Municipal debt securities	57,650	57,650
Corporate debt securities	125,593	125,593
Mortgage-backed securities	18,581	18,581
Asset-backed securities	20,385	20,385
Money market funds	14,079	14,079
Total investments	$332,555	$332,555
Financial Liabilities:
Amounts due under Asset Purchase Agreement	$4,949	$4,997

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

Determination of Fair Value

When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows and we classify the financial instrument in Level 3. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. No financial instruments were classified as Level 3 at June 30, 2014 or December 31, 2013.

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

Assets and Liabilities Measured at Fair Value

All assets measured at fair value at June 30, 2014 are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis. We had no liabilities measured at fair value at June 30, 2014.

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
U.S. Treasury securities	$66,719	$—	$—	$66,719
U.S. agency securities	8,165	—	—	8,165
U.S. agency mortgage-backed securities	60,928	—	—	60,928
Municipal debt securities	—	170,795	—	170,795
Corporate debt securities	—	241,874	—	241,874
Mortgage-backed securities	5,095	49,112	—	54,207
Asset-backed securities	—	88,710	—	88,710
Money market funds	154.472	—	—	154.472
Total recurring fair value measurements	$295,379	$550,491	$—	$845,870

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 11. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following table presents Essent Guaranty’s and Essent PA’s statutory net income, statutory surplus and contingency reserve liability as of and for the six months ended June 30:

	2014	2013
Essent Guaranty
Statutory net income	$47,536	$17,403
Statutory surplus	422,944	283,066
Contingency reserve liability	123,142	45,797

Essent PA
Statutory net income	$5,341	$1,319
Statutory surplus	40,565	22,790
Contingency reserve liability	11,183	3,669

Net income determined in accordance with statutory accounting practices differs from GAAP.  In 2014, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes.  Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP.  As discussed in Note 7, we are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase T&L Bonds.  Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At June 30, 2014 and 2013, the statutory capital of our insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy the insurance subsidiaries’ regulatory requirements.

On July 10, 2014, the Federal Housing Finance Agency (“FHFA”) released for public input draft Private Mortgage Insurer Eligibility Requirements (“PMIERs”). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The public input period with respect to the PMIERs is expected to close on September 8, 2014. See additional discussion in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments” and “— Liquidity and Capital Resources — Draft Private Mortgage Insurer Eligibility Requirements.”

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2014, Essent Guaranty increased its contingency reserve by $43,221 and Essent PA increased its contingency reserve by $4,326.  This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2014 or 2013.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 12. Subsequent Events

In July 2014, Essent Re issued an insurance policy in connection with Freddie Mac’s Agency Credit Insurance Structure.  The policy issued by Essent Re covers up to $28.5 million of potential losses from a pool of single-family loans acquired by Freddie Mac in the second quarter of 2013.  Also in July, through a competitive bidding process, Essent Guaranty was selected by Fannie Mae to be the sole insurer on a pool of loans of approximately $1.5 billion.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2014 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report”. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report.  We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Since writing our first policy in May 2010, we have grown to an estimated 14% market share based on new insurance written, or NIW, excluding NIW under the Home Affordable Refinance Program, for the six months ended June 30, 2014, up from 12.1%, 8.6% and 4.5% for the years ended December 31, 2013, 2012 and 2011, respectively. We believe that our growth has been driven largely by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by legacy business, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent Guaranty, Inc., our wholly-owned insurance subsidiary, became the first private mortgage insurer to be approved by the GSEs since 1995, and is licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013.  The financial strength of Essent Guaranty is rated Baa2 with a stable outlook by Moody’s Investors Service and BBB+ with a stable outlook by Standard & Poor’s Rating Services.

We had master policy relationships with approximately 1,073 customers as of June 30, 2014. We have a fully functioning, scalable and flexible mortgage insurance platform, which we acquired from Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad”, in exchange for up to $30 million in cash and the assumption of certain contractual obligations. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 323 employees as of June 30, 2014. We generated new insurance written of approximately $5.9 billion and $9.5 billion for the three and six months ended June 30, 2014, respectively, compared to approximately $5.9 and $10.2 billion the three and six months ended June 30, 2013, respectively.  As of June 30, 2014, we had approximately $39.4 billion of insurance in force.

Through June 30, 2014, all of our insurance business has been conducted through Essent Guaranty.  In July 2014, Essent Re issued its first insurance policy (see Note 12 to our condensed consolidated financial statements).

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

On July 10, 2014, the Federal Housing Finance Agency (“FHFA”) released for public input draft Private Mortgage Insurer Eligibility Requirements, (“PMIERs”). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The public input period with respect to the PMIERs is expected to close on September 8, 2014. See additional discussion in “— Liquidity and Capital Resources — Draft Private Mortgage Insurer Eligibility Requirements.”

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

•                  Premium rates, which represent the amount of the premium due as a percentage of IIF. Premium rates are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

•                  Premiums ceded or assumed under reinsurance arrangements with unaffiliated third parties. To date, we have not entered into any third party reinsurance contracts.

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2014 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight line basis over the year of coverage. For the six months ended June 30, 2014, monthly and single premium policies comprised 81.5% and 18.5% of our NIW, respectively.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 89.1% at June 30, 2014. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was comprised entirely of investment grade fixed income securities and money market investments as of June 30, 2014. The principal factors that influence investment income are the size of the investment portfolio and the yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-

temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•                  the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our Clarity of Coverage® master policy endorsement, we expect that our level of rescission activity will be lower than recent rescission activity seen in the mortgage insurance industry; and

•                  the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 96% of our IIF as of June 30, 2014 having been originated since January 1, 2012. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2014, 96% of our IIF relates to business written since January 1, 2012 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW or premiums.

Our most significant expense is compensation and benefits for our employees, which represented 67% of other underwriting and operating expenses for each of the three and six months ended June 30, 2014, compared to 67% and 65% of other underwriting and operating expenses for the three and six months ended June 30, 2013, respectively.  Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.  Compensation and benefits expense has increased as we have increased our staffing from 209 employees at January 1, 2013 to 323 at June 30, 2014, primarily in our business development and operations functions to support the growth of our business.  The growth in our sales organization contributed to the growth of our active customers and NIW.  We also expanded our underwriting and customer service teams to support this new business.

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

Income Taxes

Income taxes are incurred based on the amount of earnings or losses generated in the jurisdictions in which we operate and the applicable tax rates and regulations in those jurisdictions. To date, substantially all of our business activity has been conducted in the United States where we are subject to corporate level Federal income taxes. Our U.S. insurance subsidiaries are generally not subject to income taxes in the states in which we operate; however, our non-insurance subsidiaries are subject to state income taxes. In lieu of state income taxes, our insurance subsidiaries pay premium taxes that are recorded in other underwriting and operating expenses. The amount of income tax expense or benefit recorded in future periods will be dependent on the jurisdictions in which we operate and the tax laws and regulations in effect. In 2014, since substantially all of our earnings are expected to be generated in the United States, we anticipate that our effective tax rate will approach the federal statutory tax rate.  Beginning in 2015, we expect an increasing portion of our consolidated earnings will be generated in Bermuda and accordingly expect that our effective tax rate will decline below the federal statutory tax rate.

Essent Group Ltd. and its wholly owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Through June 30, 2014, these entities have incurred expenses and generated limited amounts of investment income. In July 2014, Essent Re entered into an insurance transaction with Freddie Mac and expects to enter into a quota share reinsurance transaction with Essent Guaranty, an affiliate, to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  Completion of this transaction is subject to approval by the Pennsylvania Insurance Department.

Since inception and prior to June 30, 2013, we recorded a valuation allowance against deferred tax assets, and, as such, we generally did not record a benefit associated with the losses incurred in prior periods or other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities resulting from the increase or decrease in the unrealized gain on our investment portfolio.  At June 30, 2013, after weighing all of the evidence, we concluded that it was more likely than not that our deferred tax assets would be realized. As a result, in 2013, we released the valuation allowance on our deferred tax assets.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2014 and 2013.  In addition, this table includes our risk in force, or RIF, at the end of each period and the number of customers that purchased new mortgage insurance policies during each respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
IIF, beginning of period	$34,778,057	$17,430,810	$32,028,196	$13,628,980
NIW	5,874,334	5,895,127	9,504,907	10,216,683
Cancellations	(1,272,512)	(749,637)	(2,153,224)	(1,269,363)
IIF, end of period	$39,379,879	$22,576,300	$39,379,879	$22,576,300
Average IIF during the period	$36,973,455	$19,922,431	$35,216,295	$17,753,344
RIF, end of period	$9,700,549	$5,348,917	$9,700,549	$5,348,917
Number of customers generating NIW during the period	716	503	791	557

Our cancellation activity is relatively low because the average age of our insurance portfolio is young. The following is a summary of our IIF at June 30, 2014 by vintage:

($ in thousands)	$	%
2014 (through June 30)	$9,380,046	23.8%
2013	19,547,594	49.7
2012	8,832,491	22.4
2011	1,527,938	3.9
2010	91,810	0.2
	$39,379,879	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premium policies during the period; and (4) changes to our pricing.

The following table outlines our average premium rate, which reflects net premiums earned as a percentage of average IIF, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Net premiums earned	$50,342	$27,481	$95,092	$48,745
Average IIF during the period	$36,973,455	$19,922,431	$35,216,295	$17,753,344
Average premium rate (annualized)	0.54%	0.55%	0.54%	0.55%

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

As of June 30, 2014, our combined net risk in force was $9.7 billion and our combined statutory capital was $599.9 million, resulting in a risk to capital ratio of 16.2 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25.0 to 1. State insurance regulators and, as discussed in “— Liquidity and Capital Resources — Private Mortgage Insurer Eligibility Requirements” below, the GSEs are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the three months and six month periods ended June 30, 2014, capital contributions of $40 million and $75 million, respectively, were made by Essent Group Ltd. to our U.S. insurance subsidiaries.  During the three and six month periods ended June 30, 2013, capital contributions of $70 million and $120 million, respectively, were made to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Revenues:
Net premiums written	$63,505	$44,923	$115,697	$78,296
Increase in unearned premiums	(13,163)	(17,442)	(20,605)	(29,551)
Net premiums earned	50,342	27,481	95,092	48,745
Net investment income	3,080	1,014	4,978	1,744
Realized investment gains, net	68	83	468	93
Other income	793	986	1,566	2,013
Total revenues	54,283	29,564	102,104	52,595

Losses and expenses:
Provision for losses and LAE	966	580	1,868	1,310
Other underwriting and operating expenses	23,648	15,557	47,107	30,519
Total losses and expenses	24,614	16,137	48,975	31,829
Income before income taxes	29,669	13,427	53,129	20,766
Income tax expense (benefit)	10,114	(10,150)	18,568	(10,011)
Net income	$19,555	$23,577	$34,561	$30,777

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

We reported net income of $19.6 million for the three months ended June 30, 2014 as compared to $23.6 million for the three months ended June 30, 2013. We reported net income of $34.6 million and $30.8 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in our net income for the three months ended June 30, 2014 as compared to the same period of 2013 was primarily due to recording income tax expense in 2014 as compared to recording an income tax benefit in 2013.  The income tax benefit in both the three and six months ended June 30, 2013 resulted from the release of the valuation allowance on our deferred tax assets.  Also affecting results for the three and six months ended June 30, 2014 as compared to the same periods of 2013 were increases in net premiums earned associated with the growth of our IIF and increases in net investment income, partially offset by increases in other underwriting and operating expenses and the provision for losses and loss adjustment expenses.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2014 by 83% over the same period of 2013 primarily due to the increase in our average IIF from $19.9 billion for the three months ended June 30, 2013 to $37.0 billion for the three months ended June 30, 2014.  Net premiums earned increased 95% in the six months ended June 30, 2014 over the same period of 2013 primarily due to the increase in our average IIF from $17.8 billion for the six months ended June 30, 2013 to $35.2 billion for the six months ended June 30, 2014.  Net premiums written increased in the three and six months ended June 30, 2014 by 41% and 48%, respectively, over the three and six months ended June 30, 2013.

In the three months ended June 30, 2014 and 2013, unearned premiums increased by $13.2 million and $17.5 million, respectively.  The change in unearned premiums was a result of net premiums written on single premium policies of $19.6 million and $21.6 million, respectively, which was partially offset by $6.4 million and $4.1 million, respectively, of unearned premium that was recognized in earnings during the periods.  In the six months ended June 30, 2014 and 2013, unearned premiums increased by $20.6 million and $29.6 million, respectively.  This was a result of net premiums written on single premium policies of $32.1 million and $36.5 million, respectively, which was partially offset by $11.5 million and $6.9 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Fixed maturities	$3,322	$1,144	$5,378	$2,024
Short-term investments	19	2	31	4
Gross investment income	3,341	1,146	5,409	2,028
Investment expenses	(261)	(132)	(431)	(284)
Net investment income	$3,080	$1,014	$4,978	$1,744

The increase in net investment income for the three and six months ended June 30, 2014 as compared to the same periods of 2013 was primarily due to an increase in the weighted average balance of our investment portfolio as a result of investing the proceeds from our initial public offering, capital contributions from our initial investors in June and March 2013, and cash flows generated from operations. The average cash and investment portfolio balance was $839.2 million for the three months ended June 30, 2014 compared to $363.8 million for the three months ended June 30, 2013.  The average cash and investment portfolio balance was $829.9 million for the six months ended June 30, 2014 compared to $325.9 million for the same period of 2013. The pre-tax investment income yield was 1.6% and 1.3% in the three months ended June 30, 2014 and 2013, respectively, and 1.3% and 1.2% in the six months ended June 30, 2014 and 2013, respectively. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. The decrease in other income for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to a reduction in the number of Triad’s mortgage insurance policies in force.  The fees earned from Triad will continue to decrease over time as Triad’s existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to an increase in the number of insured loans in default partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning default inventory	192	75	159	56
Plus: new defaults	151	65	318	135
Less: cures	(98)	(46)	(226)	(95)
Less: claims paid	(10)	(4)	(16)	(6)
Ending default inventory	235	90	235	90

The increase in the number of defaults at June 30, 2014 compared to June 30, 2013 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of June 30,
	2014	2013
Case reserves (in thousands)	$4,121	$2,315
Ending default inventory	235	90
Average reserve per default	$19,173	$25,725
Default rate	0.13%	0.09%
Claims received included in ending default inventory	2	3

The decrease in the average reserve per default was primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default.  In addition, historical cure ratios showed improvement in 2014.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Reserve for losses and LAE at beginning of period	$3,804	$2,164	$3,070	$1,499
Add provision for losses and LAE occurring in:
Current period	1,166	511	2,452	1,435
Prior years	(200)	69	(584)	(125)
Incurred losses during the current period	966	580	1,868	1,310
Deduct payments for losses and LAE occurring in:
Current period	—	3	—	4
Prior years	264	193	432	257
Loss and LAE payments during the current period	264	196	432	261
Reserve for losses and LAE at end of period	$4,506	$2,548	$4,506	$2,548

	As of June 30, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	121	51%	$1,266	31%	$6,316	20%
Four to eleven payments	92	39	2,026	49	4,083	50
Twelve or more payments	20	9	724	18	990	73
Pending claims	2	1	105	2	103	102
Total	235	100%	4,121	100%	$11,492	36
IBNR			309
LAE and other			76
Total reserves			$4,506

	As of June 30, 2013
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	49	55%	$740	32%	$2,559	29%
Four to eleven payments	34	38	1,154	50	1,762	66
Twelve or more payments	4	4	215	9	287	75
Pending claims	3	3	206	9	196	105
Total	90	100%	2,315	100%	$4,804	48
IBNR			174
LAE and other			59
Total reserves			$2,548

During the three months ended June 30, 2014, the provision for losses and LAE was $1.0 million, comprised of $1.2 million of current year losses partially offset by $0.2 million of favorable prior years’ loss development.  During the three months ended June 30, 2013, the provision for losses and LAE was $0.6 million, comprised of $0.5 million of current year losses and $0.1 million of unfavorable prior years’ loss development.  In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.  During the three months ended June 30, 2014, we paid ten claims for a total amount of $0.3 million.  During the three months ended June 30, 2013, we paid four claims for a total amount of $0.2 million. Claim severity, representing the total amount of claims paid divided by the related RIF of the defaulted mortgage loans, for the three months ended June 30, 2014 and 2013 was 54% and 81%, respectively.

During the six months ended June 30, 2014, the provision for losses and LAE was $1.9 million, comprised of $2.5 million of current year losses partially offset by $0.6 million of favorable prior years’ loss development.  During the six months ended June 30, 2013, the provision for losses and LAE was $1.3 million, comprised of $1.4 million of current year losses partially offset by $0.1 million of favorable prior years’ loss development.  In both periods, the favorable prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.  During the six months ended June 30, 2014, we paid sixteen claims for a total amount of $0.4 million.  During the six months ended June 30, 2013, we paid six claims for a total amount of $0.2 million. Claim severity for the six months ended June 30, 2014 and 2013 was 62% and 86%, respectively.

Other Underwriting and Operating Expenses

The following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$15,840	67%	$10,465	67%	$31,508	67%	$19,990	65%
Other	7,808	33	5,092	33	15,599	33	10,529	35
	$23,648	100%	$15,557	100%	$47,107	100%	$30,519	100%

Number of employees at end of period	323		259		323		259

Other underwriting and operating expenses were $23.6 million in the three months ended June 30, 2014 as compared to $15.6 million in the three months ended June 30, 2013.  Other underwriting and operating expenses were $47.1 million in the six months ended June 30, 2014 as compared to and $30.5 million for the same period of 2013. The significant factors contributing to the change in other underwriting and operating expenses were:

•                  Compensation and benefits increased primarily due to the increase in our work force to 323 at June 30, 2014 from 209 at January 1, 2013. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits also increased as a result of an increase in stock-based compensation, which is primarily due to the nonvested shares and nonvested stock units issued to all of employees in connection with our initial public offering completed in November 2013 for which expenses are being recognized over the applicable vesting periods. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•                  Other expenses, including premium taxes, travel, marketing, depreciation and amortization, hardware, software, rent and other facilities expenses, increased as a result of the expansion of our business.  In addition, effective with the completion of our initial public offering, we have incurred certain incremental public company expenses, including increased insurance expenses and board of directors costs.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $10.1 million for the three months ended June 30, 2014, compared to an income tax benefit of $10.2 million for the three months ended June 30, 2013.  Our income tax expense was $18.6 million for the six months ended June 30, 2014, compared to an income tax benefit of $10.0 million for the six months ended June 30, 2013. Our effective tax rate was 34.1% for the three months ended June 30, 2014 and 34.9% for the six months ended June 30, 2014.  In the three months ended June 30, 2014, our effective tax rate reflects the impact of the change in our annual effective tax rate for 2014 due to our change in expectations for earnings in Bermuda.  Our effective tax rate for the six months ended June 30, 2014 approximates the federal statutory tax rate as earnings in Bermuda are expected to be substantially offset by permanent differences.

Since inception and prior to June 30, 2013, we had evaluated the realizability of our deferred tax assets on a quarterly basis and concluded that it was more likely than not that some portion or all of the deferred tax asset would not be realized and provided a valuation allowance against the deferred tax assets. Accordingly, we did not record a benefit associated with the losses incurred in prior periods or for other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities relating to the change in the unrealized gain on our investment portfolio. At June 30, 2013, after weighing all the evidence, we concluded that it is more likely than not that our deferred tax assets will be realized.  As a result, we released the valuation allowance on our deferred tax assets as of June 30, 2013, except for amounts that were to be released against income before income taxes for the remainder of 2013 and recognized an income tax benefit in the three and six months ended June 30, 2013.  At June 30, 2014 and December 31, 2013, we concluded that it is more likely than not that our deferred tax assets would be realized.

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

As of June 30, 2014, we had substantial liquidity with $855.2 million of net cash and investments, which includes $171.0 million at the holding company. Our net cash and investment position increased in the six months ended June 30, 2014 primarily as a result of net cash flow from operating activities.  Our net cash investments position increased during the year ended December 31, 2013 primarily as a result of net proceeds of $313.7 million from our initial public offering of Common Shares which was completed in November 2013, $123.9 million in net capital contributions received from our initial investors, plus cash flows from operations, net of amounts invested in our fixed income portfolio.

Essent Group Ltd. expects to make capital contributions to Essent Re of $100 million in connection with the quota share reinsurance agreement expected to be finalized in the third quarter of 2014.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, or to provide additional capital related to the growth of our risk in force in our insurance portfolio, or to fund new business initiatives.  We continually evaluate opportunities based upon market conditions to finance our operations and/or increase our operating flexibility by accessing the capital markets or other types of indebtedness with institutional lenders.  There can be no guarantee that any such financing opportunities will be available on acceptable terms or at all.

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

•                  increase in expected claim payments related to our IIF; or

•                  increase in operating expenses.

The ability of our insurance subsidiaries to declare dividends is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, their state of domicile.  The insurance laws of the Commonwealth of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid out of unassigned surplus by an insurer without prior approval by the Pennsylvania Insurance Commissioner.  Under such a test, we may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholder’s surplus or (ii) the preceding year’s statutory net income.  Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval.  At June 30, 2014, Essent Guaranty, Inc. had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2014. At June 30, 2014, Essent

Guaranty of PA, Inc. had unassigned surplus of $1.6 million. In March 2014, Essent Guaranty of PA, Inc. paid a $200,000 dividend to Essent US Holdings, Inc. and in December 2013, Essent Guaranty of PA, Inc. paid a $5,000 dividend to Essent US Holdings, Inc.  Essent Guaranty, Inc. has paid no dividends since its inception. At June 30, 2014, our insurance subsidiaries were in compliance with these rules and regulations.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
($ in thousands)	2014	2013
Net cash provided by operating activities	$45,247	$47,799
Net cash used in investing activities	(504,683)	(62,106)
Net cash (used in) provided by financing activities	(4,039)	121,158
Net (decrease) increase in cash	$(463,475)	$106,851

Operating Activities

Cash flow provided by operating activities totaled $45.2 million for the six months ended June 30, 2014 as compared to cash flow provided by operating activities of $47.8 million for the six months ended June 30, 2013. The decrease in cash flow from operations of $2.6 million in 2014 was a result of increases in prepaid taxes and expenses paid, partially offset by increases in premiums received and net investment income.

Investing Activities

Cash flow used in investing activities totaled $504.7 million for the six months ended June 30, 2014 as compared to cash used in investing activities of $62.1 million for the six months ended June 30, 2013. The increase in cash flow used in investing activities was primarily related to investing capital contributions from our initial investors received in 2013, proceeds from our initial public offering that was completed in November 2013, and cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $4.0 million for the six months ended June 30, 2014 as compared to cash provided by financing activities of $121.2 million for the six months ended June 30, 2013. Cash used in financing activities for the six months ended June 30, 2014 was primarily related to the acquisition of treasury stock from employees to satisfy tax withholding obligations, a payment made to Triad under the asset purchase agreement, and payment of accrued offering costs, partially offset by excess tax benefits recognized as a result of stock-based compensation.  Cash provided by financing activities in the six months ended June 30, 2013 was principally due to proceeds received from Class A common shares issued to our initial investors.

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

During the three and six month periods ended June 30, 2014, capital contributions of $40 million and $75 million, respectively, were made by Essent Group Ltd. to our U.S. insurance subsidiaries.  During the three and six month periods ended June 30, 2013, capital contributions of $70 million and $120 million, respectively, were made to our U.S. insurance subsidiaries.

Our combined risk to capital calculation as of June 30, 2014 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$465,603
Contingency reserves	134,325
Combined statutory capital	$599,928
Combined net risk in force	$9,696,119
Combined risk to capital ratio	16.2:1

For additional information regarding regulatory capital, see Note 11 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of our U.S. insurance subsidiaries, Essent Guaranty, Inc. and Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions. The combined risk to capital ratio equals the sum of the net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Such practices vary from accounting principles generally accepted in the United States.

Financial Strength Ratings

The financial strength of Essent Guaranty, Inc., our principal mortgage insurance subsidiary, is rated Baa2 by Moody’s Investors Service (“Moody’s”) with a stable outlook. Standard & Poor’s Rating Services’ (“S&P”) insurer financial strength rating of Essent Guaranty, Inc. is BBB+ with a stable outlook.

Draft Private Mortgage Insurer Eligibility Requirements

On July 10, 2014, the Federal Housing Finance Agency (“FHFA”) released for public input draft Private Mortgage Insurer Eligibility Requirements (“PMIERs”). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include new financial strength requirements incorporating a risk-based framework that would require approved insurers to have a sufficient level of liquid assets from which to pay claims. These new requirements also would impact the amount of capital a mortgage insurer must hold. The draft requirements also include enhanced operational performance expectations and define remedial actions that would apply should an approved insurer fail to comply with the new requirements. The public input period with respect to the PMIERs is expected to close on September 8, 2014.

Financial Condition

Stockholders’ Equity

As of June 30, 2014, stockholders’ equity was $768.0 million compared to $722.1 million as of December 31, 2013. This increase was primarily due to net income generated in 2014.

Investments

As of June 30, 2014, the total fair value of our investment portfolio was $845.9 million, compared to $332.6 million as of December 31, 2013. This increase was primarily due to the investment of proceeds from our initial public offering and capital contributions in the form of cash that were received in 2013 which had not been fully invested as of December 31, 2013.

Investment Portfolio by Asset Class

Asset Class	June 30, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$66,719	7.9%	$59,187	17.8%
U.S. agency securities	8,165	1.0	14,839	4.5
U.S. agency mortgage-backed securities	60,928	7.2	22,241	6.7
Municipal debt securities(1)	170,795	20.2	57,650	17.3
Corporate debt securities	241,874	28.5	125,593	37.8
Mortgage-backed securities	54,207	6.4	18,581	5.6
Asset-backed securities	88,710	10.5	20,385	6.1
Money market funds	154,472	18.3	14,079	4.2
Total Investments	$845,870	100.0%	$332,555	100.0%

(1)                                 At June 30, 2014, approximately 57% of municipal debt securities were special revenue bonds, 40% were general obligation bonds, 2% were tax allocation bonds, and 1% were certification of participation bonds. At December 31, 2013, all municipal debt securities were general obligation bonds. For information regarding the amortized cost and fair value of the municipal debt securities, see Note 2 to our condensed consolidated financial statements.

Investment Portfolio by Rating

Rating(1)	June 30, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$436,451	51.7%	$147,862	44.5%
Aa1	34,913	4.1	21,570	6.5
Aa2	41,658	4.9	15,464	4.6
Aa3	31,776	3.8	11,902	3.6
A1	67,136	7.9	26,541	8.0
A2	46,785	5.5	17,045	5.1
A3	56,170	6.6	29,886	9.0
Baa1	52,043	6.2	24,441	7.3
Baa2	68,474	8.1	30,782	9.3
Baa3	10,464	1.2	7,062	2.1
Below Baa3—	—	—	—	—
Total Investments	$845,870	100.0%	$332,555	100.0%

(1)                                 Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	June 30, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$261,123	30.8%	$65,092	19.6%
1 to < 2 Years	64,615	7.6	19,093	5.7
2 to < 3 Years	97,011	11.5	74,335	22.4
3 to < 4 Years	109,829	13.0	63,214	19.0
4 to < 5 Years	62,328	7.4	66,230	19.9
5 or more Years	250,964	29.7	44,591	13.4
Total Investments	$845,870	100.0%	$332,555	100.0%

Top Ten Portfolio Holdings

	June 30, 2014
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. T-Note 2.125% 1/31/21	$12,360	$12,325	$35	Aaa
2	U.S. Treasury Bill 9/11/14	10,000	9,999	1	Aaa
3	U.S. Treasury Bill 9/18/14	8,700	8,699	1	Aaa
4	Freddie Mac 4.0% 30 Yr MBS	7,038	6,895	143	Aaa
5	US T-Note 2.625% 12/31/14	5,367	5,327	40	Aaa
6	Ally Master Owner Trust ABS 2014-1 A1	5,052	5,062	(10)	Aaa
7	Bear Stearns Commercial Mortgage Securities Trust CMBS 2007-T26 A4	4,670	4,792	(122)	Aaa
8	Freddie Mac 3.0% 30 Yr MBS	4,409	4,311	98	Aaa
9	Educational Services of America ABS 2014-2 A	4,050	4,050	—	Aaa
10	SLM Corp ABS 2004-5A A5	4,025	4,022	3	Aaa
Total		$65,671	$65,482	$189
Percent of Investment Portfolio		7.8%

(1)         As of June 30, 2014, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 2 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2014:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
City of Houston TX	$4,131	$4,040	Aa2
Dallas/Fort Worth International Airport	2,756	2,682	A1
The University of Texas	2,464	2,408	Aaa
Cypress-Fairbanks Independent School District	2,227	2,222	Aaa
Harris County Cultural Education	1,999	2,000	A1
Alamo Community College District	1,796	1,788	Aaa
Alvin Independent School District	1,294	1,291	Aaa
Texas Transportation Commission	1,226	1,195	Aaa
County of Dallas TX	1,142	1,141	Aaa
Pasadena Independent School District	1,111	1,100	Aaa
Tarrant County Cultural Education	1,106	1,093	Aa3
State of Texas Public Finance Authority	1,088	1,081	Aaa
County of Rockwall TX	823	820	Aa2
City of El Paso TX	601	578	Aa1
North Texas Tollway Authority	501	500	A2
	$24,265	$23,939

New York
New York City Transitional Finance Authority	$3,860	$3,794	Aa1
New York State Urban Development	2,809	2,755	Aaa
Metropolitan Transportation Authority	2,381	2,318	A2
Port Authority of New York & New Jersey	2,372	2,307	Aa3
City of New York NY	2,338	2,320	Aa2
County of Albany NY	1,911	1,887	Aa3
New York City Water and Sewer System	1,687	1,644	Aa2
New York State Dormitory Authority	1,185	1,148	Aa2
Town of Oyster Bay NY	1,166	1,148	Aa2
Triborough Bridge & Tunnel Authority	775	769	Aa3
	$20,484	$20,090

(1)                                 None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)                                 Based on ratings issued by Moody’s if available. S&P rating utilized if Moody’s is not available.

Contractual Obligations

We lease office space for use in our operations under leases accounted for as operating leases.  In May 2014, we amended our existing lease agreement for our office space in North Carolina and extended the lease term to 2025.  As a result, our operating lease obligations increased in total by $10.7 million.  As of June 30, 2014, the increased payments are expected to be due as follows: $0 due in less than 1 year, $1.8 million due in 1 to 3 years, $2.0 million due in 3 to 5 years, and $6.9 million due in 5 years and later.

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

At June 30, 2014, the effective duration of our investment portfolio, including cash, was 3.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.3% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investment portfolio.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2014. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	—	$—	—	—
May 1 - May 31, 2014	2,093	19.13	—	—
June 1 - June 30, 2014	902	20.29	—	—
Total	2,995		—	—

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

As of June 30, 2014, we have contributed in the aggregate approximately $150 million (including approximately $40 million during the three months ended June 30, 2014) of our net proceeds from the offering to our U.S. insurance subsidiaries as capital investments. The remaining portion of the net proceeds has been utilized as temporary investments in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: August 14, 2014	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 14, 2014	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2014	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†

Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.