Form 10-Q
period 2014-09-30
Essent Group Ltd.
filed 2014-11-14
CIK 1448893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

The number of the registrant’s common shares outstanding as of November 7, 2014 was 86,524,092.

Essent Group Ltd. and Subsidiaries

Form 10-Q

i

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2014	2013
Assets
Investments available for sale, at fair value
Fixed maturities	$790,888	$318,476
Short-term investments	106,263	14,079
Total investments	897,151	332,555
Cash	17,574	477,655
Accrued investment income	5,034	1,978
Accounts receivable	13,168	10,006
Deferred policy acquisition costs	8,784	6,173
Property and equipment (at cost, less accumulated depreciation of $38,630 in 2014 and $36,796 in 2013)	5,200	4,411
Prepaid federal income tax	42,673	8,000
Net deferred tax asset	—	10,346
Other assets	2,016	2,846
Total assets	$991,600	$853,970

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$5,682	$3,070
Unearned premium reserve	141,544	103,399
Amounts due under Asset Purchase Agreement	2,493	4,949
Accrued payroll and bonuses	11,119	13,076
Net deferred tax liability	22,036	—
Other accrued liabilities	13,833	7,335
Total liabilities	196,707	131,829
Commitments and contingencies
Stockholders’ Equity
Common Shares, $0.015 par value:
Authorized - 233,333; issued - 86,524 shares in 2014 and 86,491 shares in 2013	1,298	1,297
Additional paid-in capital	763,521	754,390
Accumulated other comprehensive income (loss)	2,542	(1,447)
Retained earnings (accumulated deficit)	27,532	(32,099)
Total stockholders’ equity	794,893	722,141
Total liabilities and stockholders’ equity	$991,600	$853,970

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Net premiums written	$77,862	$55,026	$193,559	$133,322
Increase in unearned premiums	(17,539)	(20,744)	(38,144)	(50,295)
Net premiums earned	60,323	34,282	155,415	83,027
Net investment income	3,405	1,138	8,383	2,882
Realized investment gains, net	151	2	619	95
Other income	742	1,033	2,308	3,046
Total revenues	64,621	36,455	166,725	89,050

Losses and expenses:
Provision for losses and LAE	1,391	319	3,259	1,629
Other underwriting and operating expenses	24,469	18,237	71,576	48,756
Total losses and expenses	25,860	18,556	74,835	50,385

Income before income taxes	38,761	17,899	91,890	38,665
Income tax expense (benefit)	13,691	2,280	32,259	(7,731)
Net income	$25,070	$15,619	$59,631	$46,396

Earnings per share:
Basic:
Common Shares	$0.30	N/A	$0.72	N/A
Class A common shares	N/A	$0.36	N/A	$1.22
Class B-2 common shares	N/A	0.07	N/A	0.50
Diluted:
Common Shares	$0.29	N/A	$0.70	N/A
Class A common shares	N/A	$0.35	N/A	$1.22
Class B-2 common shares	N/A	0.02	N/A	0.11

Weighted average common shares outstanding:
Basic:
Common Shares	83,640	N/A	83,263	N/A
Class A common shares	N/A	43,616	N/A	37,449
Class B-2 common shares	N/A	1,822	N/A	1,340
Diluted:
Common Shares	85,028	N/A	84,811	N/A
Class A common shares	N/A	43,788	N/A	37,573
Class B-2 common shares	N/A	6,054	N/A	6,033

Net income	$25,070	$15,619	$59,631	$46,396

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($494) and $339 in the three months ended September 30, 2014 and 2013 and $1,971 and ($1,843) in the nine months ended September 30, 2014 and 2013	(1,405)	630	3,989	(3,423)
Total other comprehensive income (loss)	(1,405)	630	3,989	(3,423)
Comprehensive income	$23,665	$16,249	$63,620	$42,973

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated	Retained
		Class A	Class B-2	Additional	Other	Earnings		Total
	Common	Common	Common	Paid-In	Comprehensive	(Accumulated	Treasury	Stockholders’
(In thousands)	Shares	Shares	Shares	Capital	Income (Loss)	Deficit)	Stock	Equity
Balance at January 1, 2013	$—	$348	$91	$347,924	$2,414	$(97,512)	$(34,142)	$219,123

Net income						65,413		65,413
Other comprehensive loss					(3,861)			(3,861)
Issuance of Class A and Class B-2 common shares net of issuance cost of $1,143		123		123,729				123,852
Conversion of Class A and Class B-2 common shares into Common Shares	1,004	(474)	(54)	(476)				—
Issuance of Common Shares net of issuance cost of $25,546	299			313,414				313,713
Issuance of management incentive shares	28	3	2	582				615
Forfeiture of management incentive shares		—	(39)	39				—
Stock-based compensation expense				3,597				3,597
Treasury stock acquired							(311)	(311)
Cancellation of treasury stock	(34)			(34,419)			34,453	—
Balance at December 31, 2013	$1,297	$—	$—	$754,390	$(1,447)	$(32,099)	$—	$722,141

Net income						59,631		59,631
Other comprehensive income					3,989			3,989
Issuance of management incentive shares	2			414				416
Forfeiture of management incentive shares	—			—				—
Stock-based compensation expense				9,408				9,408
Treasury stock acquired							(2,421)	(2,421)
Cancellation of treasury stock	(1)			(2,420)			2,421	—
Excess tax benefits from stock-based compensation expense				1,729				1,729
Balance at September 30, 2014	$1,298	$—	$—	$763,521	$2,542	$27,532	$—	$794,893

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Operating Activities
Net income	$59,631	$46,396
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(619)	(95)
Depreciation and amortization	1,834	1,633
Amortization of discount on payments due under Asset Purchase Agreement	44	85
Stock-based compensation expense	9,408	1,635
Amortization of premium on investment securities	4,722	2,279
Deferred income tax provision	30,412	(8,077)
Excess tax benefits from stock-based compensation	(1,729)	—
Change in:
Accrued investment income	(3,056)	(646)
Accounts receivable	(3,160)	(4,120)
Deferred policy acquisition costs	(2,611)	(3,188)
Prepaid federal income tax	(34,673)	—
Other assets	830	(585)
Reserve for losses and LAE	2,611	1,228
Unearned premium reserve	38,145	50,296
Accounts payable and accrued expenses	(223)	2,444
Net cash provided by operating activities	101,566	89,285

Investing Activities
Net change in short-term investments	(92,181)	(6,974)
Purchase of investments available for sale	(570,341)	(125,981)
Proceeds from maturity of investments available for sale	18,832	7,400
Proceeds from sales of investments available for sale	88,695	26,098
Purchase of property and equipment, net	(2,623)	(2,011)
Net cash used in investing activities	(557,618)	(101,468)

Financing Activities
Issuance of common shares net of costs	—	123,852
Treasury stock acquired	(2,421)	(227)
Payment of offering costs	(837)	—
Excess tax benefits from stock-based compensation	1,729	—
Payments under Asset Purchase Agreement	(2,500)	(2,500)
Net cash (used in) provided by financing activities	(4,029)	121,125

Net (decrease) increase in cash	(460,081)	108,942
Cash at beginning of year	477,655	22,315
Cash at end of period	$17,574	$131,257

Supplemental Disclosure of Cash Flow Information
Income tax (payments) refunds	$(500)	$(76)

Noncash Transactions
Issuance of management incentive shares (see Note 6)	$416	$615

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

Note 1. Nature of Operations and Basis of Presentation

Essent Group Ltd. (“Essent Group”) is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance facilitates the sale of low-down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to the government sponsored enterprises (“GSEs”), Fannie Mae and Freddie Mac. Essent Group was incorporated in Bermuda in July 2008. In March 2014, Essent Group formed Essent Irish Intermediate Holdings Limited (“Essent Irish Intermediate”) as a wholly-owned subsidiary.  In April 2014, Essent Group contributed the stock of Essent US Holdings, Inc. (“Essent Holdings”) to Essent Irish Intermediate.  The primary mortgage insurance operations are conducted through Essent Holdings’ regulated and licensed wholly-owned subsidiaries, Essent Guaranty, Inc. (“Essent Guaranty”) and Essent Guaranty of PA, Inc. (“Essent PA”). Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia.  Essent Group also has a wholly-owned Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978, Essent Reinsurance, Ltd. (“Essent Re”).  Essent Re issued its first insurance policy in July 2014 and began to reinsure 25% of Essent Guaranty’s GSE-eligible new insurance written effective July 1, 2014 under a quota share reinsurance transaction.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2013, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2014 prior to the issuance of these condensed consolidated financial statements.

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

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Note 2. Investments Available for Sale

Investments available for sale consist of the following:

September 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$68,845	$286	$(528)	$68,603
U.S. agency securities	6,103	37	—	6,140
U.S. agency mortgage-backed securities	68,861	708	(426)	69,143
Municipal debt securities(1)	187,309	3,530	(183)	190,656
Corporate debt securities	271,175	1,445	(632)	271,988
Mortgage-backed securities	62,903	235	(862)	62,276
Asset-backed securities	121,959	218	(95)	122,082
Money market funds	106,263	—	—	106,263
Total investments available for sale	$893,418	$6,459	$(2,726)	$897,151

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$59,100	$977	$(890)	$59,187
U.S. agency securities	14,763	76	—	14,839
U.S. agency mortgage-backed securities	23,023	53	(835)	22,241
Municipal debt securities(1)	57,947	155	(452)	57,650
Corporate debt securities	126,311	378	(1,096)	125,593
Mortgage-backed securities	19,219	—	(638)	18,581
Asset-backed securities	20,340	81	(36)	20,385
Money market funds	14,079	—	—	14,079
Total investments available for sale	$334,782	$1,720	$(3,947)	$332,555

(1)         At September 30, 2014, approximately 59.3% of municipal debt securities were special revenue bonds, 37.3% were general obligation bonds, 2.1% were tax allocation bonds, 0.8% were certification of participation bonds and 0.5% were special assessment bonds. At December 31, 2013, all municipal debt securities were general obligation bonds.

The amortized cost and fair value of available for sale securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$9,047	$9,079
Due after 1 but within 5 years	8,962	8,997
Due after 5 but within 10 years	50,836	50,527
Subtotal	68,845	68,603
U.S. agency securities:
Due in 1 year	2,910	2,913
Due after 1 but within 5 years	3,193	3,227
Subtotal	6,103	6,140
Municipal debt securities:
Due in 1 year	884	883
Due after 1 but within 5 years	75,495	75,920
Due after 5 but within 10 years	61,557	63,203
Due after 10 years	49,373	50,650
Subtotal	187,309	190,656
Corporate debt securities:
Due in 1 year	11,359	11,400
Due after 1 but within 5 years	182,825	182,900
Due after 5 but within 10 years	75,116	75,813
Due after 10 years	1,875	1,875
Subtotal	271,175	271,988
U.S. agency mortgage-backed securities	68,861	69,143
Mortgage-backed securities	62,903	62,276
Asset-backed securities	121,959	122,082
Money market funds	106,263	106,263
Total investments available for sale	$893,418	$897,151

Essent realized gross gains and losses on the sale of investments available for sale as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gross gains	$151	$2	$991	$95
Realized gross losses	—	—	(372)	—

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2014
U.S. Treasury securities	$40,965	$(219)	$7,136	$(309)	$48,101	$(528)
U.S. agency mortgage-backed securities	14,327	(39)	8,516	(387)	22,843	(426)
Municipal debt securities	24,250	(111)	8,768	(72)	33,018	(183)
Corporate debt securities	101,589	(487)	14,567	(145)	116,156	(632)
Mortgage-backed securities	33,976	(298)	11,999	(564)	45,975	(862)
Asset-backed securities	51,457	(91)	2,386	(4)	53,843	(95)
Total	$266,564	(1,245)	$53,372	$(1,481)	$319,936	$(2,726)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2013
U.S. Treasury securities	$16,474	$(890)	$—	$—	$16,474	$(890)
U.S. agency mortgage-backed securities	13,484	(452)	3,685	(383)	17,169	(835)
Municipal debt securities	21,573	(267)	13,074	(185)	34,647	(452)
Corporate debt securities	75,364	(1,038)	3,148	(58)	78,512	(1,096)
Mortgage-backed securities	13,249	(347)	5,333	(291)	18,582	(638)
Asset-backed securities	6,024	(36)	—	—	6,024	(36)
Total	$146,168	$(3,030)	$25,240	$(917)	$171,408	$(3,947)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments of investments in the nine months ended September 30, 2014 or year ended December 31, 2013.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8,529 at September 30, 2014 and $8,573 at December 31, 2013.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities	$3,737	$1,273	$9,115	$3,297
Short-term investments	14	10	45	14
Gross investment income	3,751	1,283	9,160	3,311
Investment expenses	(346)	(145)	(777)	(429)
Net investment income	$3,405	$1,138	$8,383	$2,882

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 3. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2014	December 31, 2013
Premiums receivable	$12,829	$9,488
Other receivables	339	518
Total accounts receivable	13,168	10,006
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$13,168	$10,006

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

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

	2014	2013
Reserve for losses and LAE at beginning of period	$3,070	$1,499
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	3,070	1,499
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	3,954	2,083
Prior years	(695)	(454)
Net incurred losses during the current period	3,259	1,629
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	1	95
Prior years	646	306
Net loss and LAE payments during the current period	647	401
Net reserve for losses and LAE at end of period	5,682	2,727
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$5,682	$2,727

Loans in default at end of period	312	116

For the nine months ended September 30, 2014, $646 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $695 favorable prior-year development during the nine months ended September 30, 2014. Reserves remaining as of September 30, 2014 for prior years are $1,729 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2013, $306 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $454 favorable prior-year development during the nine months ended September 30, 2013. Reserves remaining as of September 30, 2013 for prior years were $739 as a result of re-estimation of unpaid losses and loss adjustment expenses. The decreases in both periods are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 5. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions LLC’s contract underwriting agreements with lenders and subject to contractual limitations on liability, we agreed to indemnify the lender against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $10 and less than $1 related to remedies for the nine

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2014 are not material to our financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2014, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases.  In May 2014, we amended our existing lease agreement for our office space in North Carolina and extended the lease term to 2025.  The future minimum lease payments of all of our non-cancelable operating leases are as follows at September 30, 2014:

Year Ended December 31,
2014	$429
2015	1,476
2016	2,114
2017	2,023
2018 and thereafter	14,282
Total minimum payments required	$20,324

Note 6. Stock-Based Compensation

On February 6, 2009, Essent Group adopted the 2009 Restricted Share Plan.  In connection with the initial public offering that was completed in November 2013, Essent Group’s Board of Directors amended and restated the 2009 Restricted Share Plan, effective immediately prior to the initial public offering. In addition, Essent Group’s Board of Directors adopted, and Essent Group’s shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the “2013 Plan”), which was effective upon completion of the initial public offering.  The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards.  As of September 30, 2014, there were 13,535 Common Shares available for future grant under the 2013 Plan.

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

The following table summarizes nonvested Common Share and nonvested Common Share unit activity for the nine months ended September 30, 2014:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
		Weighted		Weighted		Weighted
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value	Number of Share Units	Average Grant Date Fair Value
Outstanding at beginning of year	1,238	$14.50	2,839	$4.82	528	$17.03
Granted	52	22.68	82	23.47	162	21.61
Vested	—	N/A	(1,325)	1.69	—	N/A
Forfeited	—	N/A	(15)	2.70	(25)	17.85
Outstanding at September 30, 2014	1,290	14.83	1,581	8.43	665	18.12

The total fair value of nonvested shares that vested was $29,473 and $2,145 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $31,372 of total unrecognized compensation expense related to nonvested shares outstanding at September 30, 2014 and we expect to recognize the expense over a weighted average period of 2.9 years.

In addition to the nonvested share activity listed above, in February 2014, the Compensation Committee of the Board of Directors approved the issuance to employees of 17 Common Shares which vested upon issuance.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common Shares tendered by employees to pay employee withholding taxes totaled 102 in the nine months ended September 30, 2014. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of September 30, 2014.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense	$3,260	$520	$9,408	$1,635
Income tax benefit	1,141	182	3,293	572

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

Note 7. Dividends Restrictions

Our insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12 month period in an amount equal to the greater of (i) 10 percent of the preceding year end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. Essent Guaranty currently has negative unassigned surplus and, therefore, would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions.  At September 30, 2014, Essent Guaranty of PA, Inc. had unassigned surplus of $2,689. In March 2014, Essent PA paid a $200 dividend to Essent Holdings and in December 2013, Essent PA paid a $5 dividend to Essent Holdings.  Essent Guaranty has paid no dividends since its inception.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties.  In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100,000.  As of September 30, 2014, Essent Re had total equity of $102,109.

At September 30, 2014, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 8. Income Taxes

As of September 30, 2014, the statutory income tax rates of the countries where the Company does business are 35.0% in the United States and 0.0% in Bermuda.  The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Income tax expense (benefit) consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current	$591	$346	$1,847	$346
Deferred	13,100	1,934	30,412	(8,077)
Total income tax expense (benefit)	$13,691	$2,280	$32,259	$(7,731)

Income tax expense (benefit) is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35.0%; Bermuda 0.0%). The reconciliation of the difference between income tax expense (benefit) and the expected tax provision at the weighted average tax rate is as follows:

	Three Months Ended September 30,
	2014	% of pretax income	2013	% of pretax income
Tax provision at weighted average statutory rates	$13,699	35.3%	$6,685	37.3%
Non-deductible expenses	96	0.3	52	0.3
Tax exempt interest	(271)	(0.7)	104	0.6
Change in valuation allowance	—	—	(4,565)	(25.5)
Difference in estimated full-year rate and year-to-date actual rate	167	0.4	—	—
Other	—	—	4	—
Total income tax expense (benefit)	$13,691	35.3%	$2,280	12.7%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

	Nine Months Ended September 30,
	2014	% of pretax income	2013	% of pretax income
Tax provision at weighted average statutory rates	$33,239	36.2%	$14,285	37.0%
Non-deductible expenses	276	0.3	162	0.4
Tax exempt interest	(654)	(0.7)	(102)	(0.3)
Change in valuation allowance	—	—	(22,054)	(57.0)
Difference in estimated full-year rate and year-to-date actual rate	(602)	(0.7)	—	—
Other	—	—	(22)	(0.1)
Total income tax expense (benefit)	$32,259	35.1%	$(7,731)	(20.0)%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax (liability) asset is comprised of the following:

	September 30, 2014	December 31, 2013
Deferred tax assets	$30,034	$27,043
Deferred tax liabilities	(52,070)	(16,697)
Net deferred tax (liability) asset	$(22,036)	$10,346

The components of the net deferred tax (liability) asset were as follows:

	September 30, 2014	December 31, 2013

Contingency reserves	$(47,329)	$(14,420)
Unearned premium reserve	15,174	11,637
Fixed assets	6,463	7,646
Start-up expenditures, net	4,724	5,064
Deferred policy acquisition costs	(3,074)	(2,160)
Nonvested shares	3,095	965
Unrealized (gain) loss on investments	(1,191)	779
Alternative minimum tax credit carryforward	490	877
Accrued expenses	(317)	(64)
Loss reserves	58	43
Prepaid expenses	(159)	(53)
Organizational expenditures	30	32
Net deferred tax (liability) asset	$(22,036)	$10,346

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves.  During the nine months ended September 30, 2014 and the year ended December 31, 2013, we purchased T&L Bonds for $34,673 and $8,000, respectively, which are reflected on our condensed consolidated balance sheets as prepaid federal income tax.  As of September 30, 2014, the total amount of T&L Bonds purchased since inception was $42,673.

Alternative minimum tax carryforwards do not expire.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At September 30, 2014 and December 31, 2013, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

At September 30, 2014 and 2013, we had no unrecognized tax benefits. As of September 30, 2014, our U.S. federal income tax returns for the tax years 2009 through 2013 remain subject to examination.  The Company has not recorded any reserves for uncertain tax positions as of September 30, 2014 or December 31, 2013.

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$25,070	$15,619	$59,631	$46,396
Less: Class A common shares dividends declared	—	—	—	—
Less: Class B-2 common shares dividends declared	—	—	—	—
Undistributed net income	$25,070	$15,619	$59,631	$46,396
Net income allocable to Common Shares	$25,070	N/A	$59,631	N/A
Net income allocable to Class A common shares	N/A	$15,490	N/A	$45,727
Net income allocable to Class B-2 common shares	N/A	129	N/A	669
Basic earnings per share:
Common Shares	$0.30	N/A	$0.72	N/A
Class A common shares	N/A	$0.36	N/A	$1.22
Class B-2 common shares	N/A	0.07	N/A	0.50
Diluted earnings per share:
Common Shares	$0.29	N/A	$0.70	N/A
Class A common shares	N/A	$0.35	N/A	$1.22
Class B-2 common shares	N/A	0.02	N/A	0.11
Basic weighted average common shares outstanding:
Common Shares	83,640	N/A	83,263	N/A
Class A common shares	N/A	43,616	N/A	37,449
Class B-2 common shares	N/A	1,822	N/A	1,340
Dilutive effect of nonvested shares:
Common Shares	1,388	N/A	1,548	N/A
Class A common shares	N/A	172	N/A	124
Class B-2 common shares	N/A	4,232	N/A	4,693
Diluted weighted average common shares outstanding:
Common Shares	85,028	N/A	84,811	N/A
Class A common shares	N/A	43,788	N/A	37,573
Class B-2 common shares	N/A	6,054	N/A	6,033

There were 181 and 0 antidilutive shares for the three months ended September 30, 2014 and 2013, respectively and 133 and 0 antidilutive shares for the nine months ended September 30, 2014 and 2013, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation.  Based on the compounded annual book value per share growth as of September 30, 2014, 48.5% of the performance-based share awards would be issuable under the terms of the arrangements if September 30, 2014 was the end of the contingency period.  The dilutive effect of nonvested performance-based share awards included in diluted shares outstanding was 198 and 66 for the three and nine months ended September 30, 2014, respectively. There were 1,297 and 1,280 weighted average nonvested performance-based share awards outstanding for the three and nine months ended September 30, 2014, respectively.

Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on the Class B-2 common shares. In periods of income, the undistributed net income was allocated to the Class A common shares to satisfy this requirement.  During the fourth quarter of 2013, the Company corrected the allocation of undistributed earnings to the Class A and Class B-2 shares from amounts previously presented. As a result, undistributed earnings for the three and nine months ended September 30, 2013 allocated to the Class B-2 shares was increased by $129 and $669, respectively, and the undistributed earnings allocated to the Class A shares was reduced by the same amounts. The Company has evaluated this correction and concluded that the impact on the previously reported amounts is not material to the consolidated financial statements for these periods.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014
	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$5,632	$(1,685)	$3,947
Other comprehensive loss:
Unrealized holding losses arising during the period	(1,748)	449	(1,299)
Less: Reclassification adjustment for gains included in net income (1)	(151)	45	(106)
Net unrealized losses on investments	(1,899)	494	(1,405)
Other comprehensive loss	(1,899)	494	(1,405)
Balance at end of period	$3,733	$(1,191)	$2,542

	Nine months ended September 30, 2014
	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income:
Unrealized holding gains arising during the period	6,579	(2,178)	4,401
Less: Reclassification adjustment for gains included in net income (1)	(619)	207	(412)
Net unrealized gains on investments	5,960	(1,971)	3,989
Other comprehensive income	5,960	(1,971)	3,989
Balance at end of period	$3,733	$(1,191)	$2,542

	Three months ended September 30, 2013
	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$(2,521)	$882	$(1,639)
Other comprehensive income:
Unrealized holding gains arising during the period	971	(340)	631
Less: Reclassification adjustment for gains included in net income (1)	(2)	1	(1)
Net unrealized gains on investments	969	(339)	630
Other comprehensive income	969	(339)	630
Balance at end of period	$(1,552)	$543	$(1,009)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

	Nine months ended September 30, 2013
	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$3,714	$(1,300)	$2,414
Other comprehensive loss:
Unrealized holding losses arising during the period	(5,171)	1,810	(3,361)
Less: Reclassification adjustment for gains included in net income (1)	(95)	33	(62)
Net unrealized losses on investments	(5,266)	1,843	(3,423)
Other comprehensive loss	(5,266)	1,843	(3,423)
Balance at end of period	$(1,552)	$543	$(1,009)

(1) Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Note 11. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

September 30, 2014	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$68,603	$68,603
U.S. agency securities	6,140	6,140
U.S. agency mortgage-backed securities	69,143	69,143
Municipal debt securities	190,656	190,656
Corporate debt securities	271,988	271,988
Mortgage-backed securities	62,276	62,276
Asset-backed securities	122,082	122,082
Money market funds	106,263	106,263
Total investments	$897,151	897,151
Financial Liabilities:
Amounts due under Asset Purchase Agreement	$2,493	$2,500

December 31, 2013	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$59,187	$59,187
U.S. agency securities	14,839	14,839
U.S. agency mortgage-backed securities	22,241	22,241
Municipal debt securities	57,650	57,650
Corporate debt securities	125,593	125,593
Mortgage-backed securities	18,581	18,581
Asset-backed securities	20,385	20,385
Money market funds	14,079	14,079
Total investments	$332,555	$332,555
Financial Liabilities:
Amounts due under Asset Purchase Agreement	$4,949	$4,997

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

Determination of Fair Value

When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows and we classify the financial instrument in Level 3. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. No material financial instruments were classified as Level 3 at September 30, 2014 or December 31, 2013.

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

Assets and Liabilities Measured at Fair Value

All assets measured at fair value at September 30, 2014 are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis. We had no material liabilities measured at fair value at September 30, 2014.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
U.S. Treasury securities	$68,603	$—	$—	$68,603
U.S. agency securities	6,140	—	—	6,140
U.S. agency mortgage-backed securities	69,143	—	—	69,143
Municipal debt securities	—	190,656	—	190,656
Corporate debt securities	—	271,988	—	271,988
Mortgage-backed securities	5,005	57,271	—	62,276
Asset-backed securities	—	122,082	—	122,082
Money market funds	106,263	—	—	106,263
Total recurring fair value measurements	$255,154	$641,997	$—	$897,151

In July 2014, Essent Re issued an insurance policy in connection with Freddie Mac’s Agency Credit Insurance Structure (“ACIS”) program.  This policy covers up to $28,500 of the risk on the loans in the reference pools associated with the STACR 2014 DN-1 debt notes issued by Freddie Mac in February of 2014.  This insurance policy is accounted for as a derivative under GAAP with the fair value of this policy reported as an asset or liability and changes in the fair value of this policy reported in earnings.

Note 12. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following table presents Essent Guaranty’s and Essent PA’s statutory net income, statutory surplus and contingency reserve liability as of and for the nine months ended September 30:

	2014	2013
Essent Guaranty
Statutory net income	$81,410	$33,109
Statutory surplus	456,650	281,388
Contingency reserve liability	149,818	61,514

Essent PA
Statutory net income	$9,307	$3,927
Statutory surplus	41,689	24,206
Contingency reserve liability	14,065	5,092

Net income determined in accordance with statutory accounting practices differs from GAAP.  In 2014, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes.  Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP.  As discussed in Note 8, we are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase T&L Bonds.  Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At September 30, 2014 and 2013, the statutory capital of our insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy the insurance subsidiaries’ regulatory requirements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts, unless otherwise noted)

On July 10, 2014, the Federal Housing Finance Agency (“FHFA”) released for public input draft Private Mortgage Insurer Eligibility Requirements (“PMIERs”). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The public input period with respect to the PMIERs closed on September 8, 2014. See additional discussion in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments” and “— Liquidity and Capital Resources — Draft Private Mortgage Insurer Eligibility Requirements.”

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2014, Essent Guaranty increased its contingency reserve by $69,897 and Essent PA increased its contingency reserve by $7,207.  This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the nine months ended September 30, 2014 or 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2014 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report”. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report.  We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Since writing our first policy in May 2010, we have grown to an estimated 14.0% market share based on new insurance written on a flow basis (in which loans are insured in individual, loan-by-loan transactions) excluding new insurance written under the Home Affordable Refinance Program and bulk transactions (in which each loan in a portfolio of loans is insured in a single transaction), for the nine months ended September 30, 2014, up from 12.1%, 8.6% and 4.5% for the years ended December 31, 2013, 2012 and 2011, respectively. We believe that our growth has been driven largely by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by legacy business, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent Guaranty became the first private mortgage insurer to be approved by the GSEs since 1995, and is licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013.  The financial strength of Essent Guaranty is rated Baa2 with a stable outlook by Moody’s Investors Service and BBB+ with a stable outlook by Standard & Poor’s Rating Services.

We had master policy relationships with approximately 1,138 customers as of September 30, 2014. We have a fully functioning, scalable and flexible mortgage insurance platform, which we acquired from Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad”, in exchange for up to $30 million in cash and the assumption of certain contractual obligations. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 322 employees as of September 30, 2014. We generated new insurance written of approximately $8.8 billion and $18.3 billion for the three and nine months ended September 30, 2014, respectively, compared to approximately $6.4 billion and $16.6 billion the three and nine months ended September 30, 2013, respectively.  As of September 30, 2014, we had approximately $46.4 billion of insurance in force.

Through June 30, 2014, all of our insurance business has been conducted through Essent Guaranty.  In July 2014, Essent Re issued its first insurance policy in connection with Freddie Mac’s Agency Credit Insurance Structure (“ACIS”) program.  This policy covers up to $28.5 million of the risk on the loans in the reference pools associated with the STACR 2014 DN-1 debt notes issued by Freddie Mac in February of 2014.

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

On July 10, 2014, the Federal Housing Finance Agency (“FHFA”) released for public input draft Private Mortgage Insurer Eligibility Requirements, (“PMIERs”). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The public input period with respect to the PMIERs closed on September 8, 2014. See additional discussion in “— Liquidity and Capital Resources — Draft Private Mortgage Insurer Eligibility Requirements.”

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2014 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight line basis over the year of coverage. For the nine months ended September 30, 2014, monthly and single premium policies comprised 82.5% and 17.5% of our NIW, respectively.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 88.5% at September 30, 2014. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was comprised entirely of investment grade fixed income securities and money market investments as of September 30, 2014. The principal factors that influence investment income are the size of the investment portfolio and the yield. The size of our investment portfolio, as measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), is mainly a function of issuances of capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-

temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. From the period from December 1, 2009 to November 30, 2010, this fee was based on a fixed amount. Effective December 1, 2010, the fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement provides for a minimum monthly fee of $150,000 for the duration of the services agreement. The services agreement was automatically extended until November 30, 2015 and provides for four subsequent one-year renewals at Triad’s option.

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

•                  the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our Clarity of Coverage® master policy endorsement, we expect that our level of rescission activity will be lower than recent rescission activity seen in the mortgage insurance industry; and

•                  the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 97% of our IIF as of September 30, 2014 having been originated since January 1, 2012. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2014, 97% of our IIF relates to business written since January 1, 2012 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW or premiums.

Our most significant expense is compensation and benefits for our employees, which represented 67% of other underwriting and operating expenses for each of the three and nine months ended September 30, 2014, compared to 65% of other underwriting and operating expenses for each of the three and nine months ended September 30, 2013.  Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.  Compensation and benefits expense has increased as we have increased our staffing from 209 employees at January 1, 2013 to 322 at September 30, 2014, primarily in our business development and operations functions to support the growth of our business.  The growth in our sales organization contributed to the growth of our active customers and NIW.  We also expanded our underwriting and customer service teams to support this new business.

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

Essent Group Ltd. and its wholly owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Through June 30, 2014, these entities have incurred expenses and generated limited amounts of investment income. In July 2014, Essent Re entered into an insurance transaction with Freddie Mac and entered into a quota share reinsurance transaction with Essent Guaranty, an affiliate, to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2014 and 2013.  In addition, this table includes our risk in force, or RIF, at the end of each period and the number of customers that purchased new mortgage insurance policies during each respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
IIF, beginning of period	$39,379,879	$22,576,300	$32,028,196	$13,628,980
NIW — Flow	7,283,169	6,408,055	16,788,076	16,624,738
NIW — Bulk	1,506,529	—	1,506,529	—
Cancellations	(1,741,051)	(785,633)	(3,894,275)	(2,054,996)
IIF, end of period	$46,428,526	$28,198,722	$46,428,526	$28,198,722
Average IIF during the period	$43,723,634	$25,516,938	$38,202,872	$20,376,486
RIF, end of period	$11,152,497	$6,764,997	$11,152,497	$6,764,997
Number of customers generating NIW during the period	785	546	903	637

Our cancellation activity is relatively low because the average age of our insurance portfolio is young. The following is a summary of our IIF at September 30, 2014 by vintage:

($ in thousands)	$	%
2014 (through September 30)	$17,847,162	38.4%
2013	18,781,640	40.5
2012	8,307,209	17.9
2011	1,408,705	3.0
2010	83,810	0.2
	$46,428,526	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premium compared to single premium policies in our portfolio; (3) cancellations of non-refundable single premium policies during the period; and (4) changes to our pricing.

The following table outlines our average premium rate, which reflects net premiums earned as a percentage of average IIF, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Net premiums earned	$60,323	$34,282	$155,415	$83,027
Average IIF during the period	$43,723,634	$25,516,938	$38,202,872	$20,376,486
Average premium rate (annualized)	0.55%	0.54%	0.54%	0.54%

Persistency Rate

The measure for assessing the impact of policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in “— Factors Affecting Our Results of Operations — Persistency and Business Mix.”

Risk to Capital

The risk to capital ratio is frequently used as a measure of capital adequacy in the U.S. mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital for our U.S. insurance companies is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in “— Liquidity and Capital Resources — Risk to Capital.”

As of September 30, 2014, the combined net risk in force of our U.S. insurance companies was $10.7 billion and our combined statutory capital was $664.2 million, resulting in a risk to capital ratio of 16.1 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25 to 1. State insurance regulators and, as discussed in “— Liquidity and Capital Resources — Private Mortgage Insurer Eligibility Requirements” below, the GSEs are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the three months and nine month periods ended September 30, 2014, capital contributions of $25 million and $100 million, respectively, were made by Essent Group Ltd. to our U.S. insurance subsidiaries.  During the three and nine month periods ended September 30, 2013, capital contributions of $0 and $120 million, respectively, were made to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Revenues:
Net premiums written	$77,862	$55,026	$193,559	$133,322
Increase in unearned premiums	(17,539)	(20,744)	(38,144)	(50,295)
Net premiums earned	60,323	34,282	155,415	83,027
Net investment income	3,405	1,138	8,383	2,882
Realized investment gains, net	151	2	619	95
Other income	742	1,033	2,308	3,046
Total revenues	64,621	36,455	166,725	89,050

Losses and expenses:
Provision for losses and LAE	1,391	319	3,259	1,629
Other underwriting and operating expenses	24,469	18,237	71,576	48,756
Total losses and expenses	25,860	18,556	74,835	50,385
Income before income taxes	38,761	17,899	91,890	38,665
Income tax expense (benefit)	13,691	2,280	32,259	(7,731)
Net income	$25,070	$15,619	$59,631	$46,396

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

We reported net income of $25.1 million for the three months ended September 30, 2014 as compared to $15.6 million for the three months ended September 30, 2013. We reported net income of $59.6 million and $46.4 million for the nine months ended September 30, 2014 and 2013, respectively.  The increases in our net income for the three and nine months ended September 30, 2014 as compared to the same periods of 2013 were primarily due to increases in net premiums earned associated with the growth of our IIF and increases in net investment income, partially offset by increases in other underwriting and operating expenses and the provision for losses and loss adjustment expenses.  Also affecting results for the nine months ended September 30, 2013 was an income tax benefit that resulted from the release of the valuation allowance on our deferred tax assets.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended September 30, 2014 by 76% over the same period of 2013 primarily due to the increase in our average IIF from $25.5 billion for the three months ended September 30, 2013 to $43.7 billion for the three months ended September 30, 2014.  Net premiums earned increased 87% in the nine months ended September 30, 2014 over the same period of 2013 primarily due to the increase in our average IIF from $20.4 billion for the nine months ended September 30, 2013 to $38.2 billion for the nine months ended September 30, 2014.  Net premiums written increased in the three and nine months ended September 30, 2014 by 42% and 45%, respectively, over the three and nine months ended September 30, 2013.

In the three months ended September 30, 2014 and 2013, unearned premiums increased by $17.5 million and $20.7 million, respectively.  The change in unearned premiums was a result of net premiums written on single premium policies of $26.1 million and $25.0 million, respectively, which was partially offset by $8.6 million and $4.3 million, respectively, of unearned premium that was recognized in earnings during the periods.  In the nine months ended September 30, 2014 and 2013, unearned premiums increased by $38.1 million and $50.3 million, respectively.  The change in unearned premiums was a result of net premiums written on single premium policies of $58.2 million and $61.5 million, respectively, which was partially offset by $20.1 million and $11.2 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Fixed maturities	$3,737	$1,273	$9,115	$3,297
Short-term investments	14	10	45	14
Gross investment income	3,751	1,283	9,160	3,311
Investment expenses	(346)	(145)	(777)	(429)
Net investment income	$3,405	$1,138	$8,383	$2,882

The increase in net investment income for the three and nine months ended September 30, 2014 as compared to the same periods of 2013 was primarily due to an increase in the weighted average balance of our investment portfolio as a result of investing the proceeds from our initial public offering, capital contributions from our initial investors in June and March 2013, and cash flows generated from operations. The average cash and investment portfolio balance was $885.0 million for the three months ended September 30, 2014 compared to $449.9 million for the three months ended September 30, 2013.  The average cash and investment portfolio balance was $845.8 million for the nine months ended September 30, 2014 compared to $365.1 million for the same period of 2013. The pre-tax investment income yield was 1.7% and 1.1% in the three months ended September 30, 2014 and 2013, respectively, and 1.4% and 1.2% in the nine months ended September 30, 2014 and 2013, respectively. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. The decrease in other income for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to a reduction in the number of Triad’s mortgage insurance policies in force.  The fees earned from Triad will continue to decrease over time as Triad’s existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The increases in the provision for losses and LAE in the three and nine months ended September 30, 2014 as compared to the same periods in 2013 were primarily due to an increase in the number of insured loans in default partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning default inventory	235	90	159	56
Plus: new defaults	237	84	555	219
Less: cures	(156)	(56)	(382)	(151)
Less: claims paid	(4)	(2)	(20)	(8)
Ending default inventory	312	116	312	116

The increase in the number of defaults at September 30, 2014 compared to September 30, 2013 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of September 30,
	2014	2013
Case reserves (in thousands)	$5,192	$2,501
Ending default inventory	312	116
Average reserve per default	$16,641	$21,560
Default rate	0.15%	0.09%
Claims received included in ending default inventory	6	7

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

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Reserve for losses and LAE at beginning of period	$4,506	$2,548	$3,070	$1,499
Add provision for losses and LAE occurring in:
Current period	1,502	648	3,954	2,083
Prior years	(111)	(329)	(695)	(454)
Incurred losses during the current period	1,391	319	3,259	1,629
Deduct payments for losses and LAE occurring in:
Current period	1	91	1	95
Prior years	214	49	646	306
Loss and LAE payments during the current period	215	140	647	401
Reserve for losses and LAE at end of period	$5,682	$2,727	$5,682	$2,727

	As of September 30, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	175	56%	$1,773	34%	$9,464	19%
Four to eleven payments	105	34	2,405	46	4,865	49
Twelve or more payments	26	8	788	15	1,042	76
Pending claims	6	2	226	5	223	101
Total	312	100%	5,192	100%	$15,594	33
IBNR			389
LAE and other			101
Total reserves			$5,682

	As of September 30, 2013
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	57	49%	$729	29%	$2,874	25%
Four to eleven payments	43	37	1,086	43	1,949	56
Twelve or more payments	9	8	317	13	441	72
Pending claims	7	6	369	15	376	98
Total	116	100%	2,501	100%	$5,640	44
IBNR			188
LAE and other			38
Total reserves			$2,727

During the three months ended September 30, 2014, the provision for losses and LAE was $1.4 million, comprised of $1.5 million of current year losses partially offset by $0.1 million of favorable prior years’ loss development.  During the three months ended September 30, 2013, the provision for losses and LAE was $0.3 million, comprised of $0.6 million of current year losses and $0.3 million of favorable prior years’ loss development.  In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.  During the three months ended September 30, 2014, we paid four claims for a total amount of $0.2 million.  During the three months ended September 30, 2013, we paid two claims for a total amount of $0.1 million. Claim severity, representing the total amount of claims paid divided by the related RIF of the defaulted mortgage loans, for the three months ended September 30, 2014 and 2013 was 108% and 64%, respectively.

During the nine months ended September 30, 2014, the provision for losses and LAE was $3.3 million, comprised of $4.0 million of current year losses partially offset by $0.7 million of favorable prior years’ loss development.  During the nine months ended September 30, 2013, the provision for losses and LAE was $1.6 million, comprised of $2.1 million of current year losses partially offset by $0.5 million of favorable prior years’ loss development.  In both periods, the favorable prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.  During the nine months ended September 30, 2014, we paid 20 claims for a total amount of $0.6 million.  During the nine months ended September 30, 2013, we paid eight claims for a total amount of $0.4 million. Claim severity for the nine months ended September 30, 2014 and 2013 was 73% and 77%, respectively.

Other Underwriting and Operating Expenses

The following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$16,369	67%	$11,926	65%	$47,877	67%	$31,916	65%
Other	8,100	33	6,311	35	23,699	33	16,840	35
	$24,469	100%	$18,237	100%	$71,576	100%	$48,756	100%

Number of employees at end of period	322		274		322		274

Other underwriting and operating expenses were $24.5 million in the three months ended September 30, 2014 as compared to $18.2 million in the three months ended September 30, 2013.  Other underwriting and operating expenses were $71.6 million in the nine months ended September 30, 2014 as compared to and $48.8 million for the same period of 2013. The significant factors contributing to the change in other underwriting and operating expenses were:

•                  Compensation and benefits increased primarily due to the increase in our work force to 322 at September 30, 2014 from 209 at January 1, 2013. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits also increased as a result of an increase in stock-based compensation, which is primarily due to the nonvested shares and nonvested stock units issued to all of employees in connection with our initial public offering completed in November 2013 for which expenses are being recognized over the applicable vesting periods. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

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

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $13.7 million for the three months ended September 30, 2014, compared to an income tax expense of $2.3 million for the three months ended September 30, 2013.  Our income tax expense was $32.3 million for the nine months ended September 30, 2014, compared to an income tax benefit of $7.7 million for the nine months ended September 30, 2013. Our effective tax rate was 35.3% for the three months ended September 30, 2014 and 35.1% for the nine months ended September 30, 2014, which approximates the U.S. federal statutory tax rate as substantially all of our earnings in 2014 will be generated in the United States.

Since inception and prior to June 30, 2013, we had evaluated the realizability of our deferred tax assets on a quarterly basis and concluded that it was more likely than not that some portion or all of the deferred tax asset would not be realized and provided a valuation allowance against the deferred tax assets. Accordingly, we did not record a benefit associated with the losses incurred in prior periods or for other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities relating to the change in the unrealized gain on our investment portfolio. At June 30, 2013, after weighing all the evidence, we concluded that it is more likely than not that our deferred tax assets will be realized.  As a result, we released the valuation allowance on our deferred tax assets as of June 30, 2013, except for amounts that were to be released against income before income taxes for the remainder of 2013 and recognized an income tax benefit in the nine months ended September 30, 2013.  We recognized income tax expense in the three months ended September 30, 2013 as our estimate for pretax income as of September 30, 2013 exceeded our estimate as of June 30, 2013.  At September 30, 2014 and December 31, 2013, we concluded that it is more likely than not that our deferred tax assets would be realized.

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

As of September 30, 2014, we had substantial liquidity with $907.0 million of net cash and investments, which includes $47.1 million at the holding company. Our net cash and investment position increased in the nine months ended September 30, 2014 primarily as a result of net cash flow from operating activities.  Our net cash and investments position increased during the year ended December 31, 2013 primarily as a result of net proceeds of $313.7 million from our initial public offering of Common Shares which was completed in November 2013, $123.9 million in net capital contributions received from our initial investors, plus cash flows from operations, net of amounts invested in our fixed income portfolio.  In the three months ended September 30, 2014, Essent Group Ltd. made capital contributions of $25 million to Essent Guaranty and $101.5 million to Essent Re to support new business written, including Essent Re’s quota share reinsurance agreement with Essent Guaranty that was finalized in the third quarter of 2014.

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

•                  increase in expected claim payments related to our IIF; or

•                  increase in operating expenses.

The ability of our U.S. insurance subsidiaries to declare dividends is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, their state of domicile.  The insurance laws of the Commonwealth of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid out of unassigned surplus by an insurer without prior approval by the Pennsylvania Insurance Commissioner.  Under such a test, we may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholder’s surplus or (ii) the preceding year’s statutory net income.  Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval.  At September 30, 2014, Essent Guaranty had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2014. At September 30, 2014, Essent Guaranty of PA, Inc. had unassigned surplus of $2.7 million. In March 2014, Essent PA paid a $200,000 dividend to Essent Holdings and in December 2013, Essent PA paid a $5,000 dividend to Essent Holdings.  Essent Guaranty has paid no dividends since its inception.  Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties.  In connection with quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million.  As of September 30, 2014, Essent Re had total equity of $102.1 million.  At September 30, 2014, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
($ in thousands)	2014	2013
Net cash provided by operating activities	$101,566	$89,285
Net cash used in investing activities	(557,618)	(101,468)
Net cash (used in) provided by financing activities	(4,029)	121,125
Net (decrease) increase in cash	$(460,081)	$108,942

Operating Activities

Cash flow provided by operating activities totaled $101.6 million for the nine months ended September 30, 2014 as compared to cash flow provided by operating activities of $89.3 million for the nine months ended September 30, 2013. The increase in cash flow from operations of $12.3 million in 2014 was a result of increases in premiums received and net investment income, partially offset by increases in prepaid taxes and expenses paid.

Investing Activities

Cash flow used in investing activities totaled $557.6 million for the nine months ended September 30, 2014 as compared to cash used in investing activities of $101.5 million for the nine months ended September 30, 2013. The increase in cash flow used in investing activities was primarily related to investing capital contributions from our initial investors received in 2013, proceeds from our initial public offering that was completed in November 2013, and cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $4.0 million for the nine months ended September 30, 2014 as compared to cash provided by financing activities of $121.1 million for the nine months ended September 30, 2013. Cash used in financing activities for the nine months ended September 30, 2014 was primarily related to the acquisition of treasury stock from employees to satisfy tax withholding obligations, a payment made to Triad under the asset purchase agreement, and payment of accrued offering costs, partially offset by excess tax benefits recognized as a result of stock-based compensation.  Cash provided by financing activities in the nine months ended September 30, 2013 was principally due to proceeds received from Class A common shares issued to our initial investors.

Insurance Company Capital

We compute a risk to capital ratio for our U.S. insurance companies on a separate company statutory basis, as well as for our combined U.S. insurance operations. The risk to capital ratio is our net risk in force divided by our statutory capital. Our net risk in force represents risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss, increase in contingency reserves and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of 50% of net premiums earned. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.

During the three and nine month periods ended September 30, 2014, capital contributions of $25 million and $100 million, respectively, were made by Essent Group Ltd. to our U.S. insurance subsidiaries.  During the three and nine month periods ended September 30, 2013, capital contributions of $0 and $120 million, respectively, were made to our U.S. insurance subsidiaries.

Our combined risk to capital calculation for our U.S. insurance operations as of September 30, 2014 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$500,324
Contingency reserves	163,882
Combined statutory capital	$664,206
Combined net risk in force	$10,713,036
Combined risk to capital ratio	16.1:1

For additional information regarding regulatory capital, see Note 12 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of our U.S. insurance subsidiaries, Essent Guaranty and Essent PA, after eliminating the impact of intercompany transactions. The combined risk to capital ratio equals the sum of the net risk in force of Essent Guaranty and Essent PA divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Such practices vary from accounting principles generally accepted in the United States.

In July 2014, Essent Re entered into an insurance transaction with Freddie Mac and also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  In the three months ended September 30, 2014, Essent Group Ltd. made capital contributions to Essent Re of $101.5 million to support new business written, including Essent Re’s quota share reinsurance agreement with Essent Guaranty that was finalized in the third quarter of 2014.  As of September 30, 2014, Essent Re had total stockholders’ equity of $102.1 million and net risk in force of $462.3 million.

Financial Strength Ratings

The financial strength of Essent Guaranty, our principal mortgage insurance subsidiary, is rated Baa2 by Moody’s Investors Service (“Moody’s”) with a stable outlook. Standard & Poor’s Rating Services’ (“S&P”) insurer financial strength rating of Essent Guaranty is BBB+ with a stable outlook.  Essent Re is not currently rated by a nationally recognized statistical rating organization.

Draft Private Mortgage Insurer Eligibility Requirements

On July 10, 2014, the Federal Housing Finance Agency (“FHFA”) released for public input draft Private Mortgage Insurer Eligibility Requirements (“PMIERs”). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include new financial strength requirements incorporating a risk-based framework that would require approved insurers to have a sufficient level of liquid assets from which to pay claims. These new requirements also would impact the amount of capital a mortgage insurer must hold. The draft requirements also include enhanced operational performance expectations and define remedial actions that would apply should an approved insurer fail to comply with the new requirements. The public input period with respect to the PMIERs closed on September 8, 2014. The specific requirements that may be adopted in any final rule, and the timing of when such requirements would become applicable to private mortgage insurers, remains uncertain.

Financial Condition

Stockholders’ Equity

As of September 30, 2014, stockholders’ equity was $794.9 million compared to $722.1 million as of December 31, 2013. This increase was primarily due to net income generated in 2014.

Investments

As of September 30, 2014, the total fair value of our investment portfolio was $897.2 million, compared to $332.6 million as of December 31, 2013. This increase was primarily due to the investment of proceeds from our initial public offering and capital contributions in the form of cash that were received in 2013 which had not been fully invested as of December 31, 2013.

Investment Portfolio by Asset Class

Asset Class	September 30, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$68,603	7.6%	$59,187	17.8%
U.S. agency securities	6,140	0.7	14,839	4.5
U.S. agency mortgage-backed securities	69,143	7.7	22,241	6.7
Municipal debt securities(1)	190,656	21.3	57,650	17.3
Corporate debt securities	271,988	30.4	125,593	37.8
Mortgage-backed securities	62,276	6.9	18,581	5.6
Asset-backed securities	122,082	13.6	20,385	6.1
Money market funds	106,263	11.8	14,079	4.2
Total Investments	$897,151	100.0%	$332,555	100.0%

(1)           At September 30, 2014, approximately 59.3% of municipal debt securities were special revenue bonds, 37.3% were general obligation bonds, 2.1% were tax allocation bonds, 0.8% were certification of participation bonds and 0.5% were special assessment bonds. At December 31, 2013, all municipal debt securities were general obligation bonds. For information regarding the amortized cost and fair value of the municipal debt securities, see Note 2 to our condensed consolidated financial statements.

Investment Portfolio by Rating

Rating(1)	September 30, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$430,061	47.9%	$147,862	44.5%
Aa1	37,616	4.2	21,570	6.5
Aa2	47,346	5.3	15,464	4.6
Aa3	45,671	5.1	11,902	3.6
A1	72,101	8.1	26,541	8.0
A2	57,396	6.4	17,045	5.1
A3	64,087	7.1	29,886	9.0
Baa1	59,219	6.6	24,441	7.3
Baa2	71,666	8.0	30,782	9.3
Baa3	11,988	1.3	7,062	2.1
Below Baa3	—	—	—	—
Total Investments	$897,151	100.0%	$332,555	100.0%

(1)                                 Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	September 30, 2014		December 31, 2013
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$230,179	25.7	$65,092	19.6%
1 to < 2 Years	70,118	7.8	19,093	5.7
2 to < 3 Years	132,382	14.8	74,335	22.4
3 to < 4 Years	125,722	14.0	63,214	19.0
4 to < 5 Years	67,250	7.5	66,230	19.9
5 or more Years	271,500	30.2	44,591	13.4
Total Investments	$897,151	100.0%	$332,555	100.0%

Top Ten Portfolio Holdings

	September 30, 2014
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. T-Note 2.375% 8/15/24	$16,803	$16,918	$(115)	Aaa
2	U.S. T-Note 2.125% 1/31/21	8,699	8,717	(18)	Aaa
3	U.S. T-Note 2.000% 8/31/21	6,906	6,963	(57)	Aaa
4	Freddie Mac 4.0% 30 Yr MBS	6,855	6,744	111	Aaa
5	US T-Note 2.625% 12/31/14	5,334	5,313	21	Aaa
6	Ally Master Owner Trust ABS 2014-1 A1	5,066	5,062	4	Aaa
7	Bear Stearns Commercial Mortgage Securities Trust CMBS 2007-T26 A4	4,591	4,744	(153)	Aaa
8	Freddie Mac 3.0% 30 Yr MBS	4,343	4,245	98	Aaa
9	SLM Corp ABS 2004-5A A5	4,020	4,021	(1)	Aaa
10	GS Mortgage Securities Trust CMBS 2007-GG10 A4	3,962	4,098	(136)	A3
Total		$66,579	$66,825	$(246)
Percent of Investment Portfolio		7.4%

(1)                   As of September 30, 2014, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 2 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2014:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
Dallas/Fort Worth International Airport	$2,846	$2,678	A1
The University of Texas	2,487	2,399	Aaa
City of Houston TX	2,412	2,374	Aa2
Cypress-Fairbanks Independent School District	2,213	2,207	Aaa
Harris County Cultural Education	2,003	2,000	A1
Alamo Community College District	1,792	1,776	Aaa
Houston Texas Combined Utility System	1,714	1,644	Aa2
Alvin Independent School District	1,287	1,291	Aaa
Texas Transportation Commission	1,224	1,190	Aaa
County of Dallas TX	1,136	1,132	Aaa
Pasadena Independent School District	1,106	1,094	Aaa
Tarrant County Cultural Education	1,097	1,085	Aa3
State of Texas Public Finance Authority	1,078	1,073	Aaa
County of Rockwall TX	818	814	Aa2
City of El Paso TX	606	576	Aa1
North Texas Tollway Authority	502	500	A2
	$24,321	$23,833

New York
New York City Transitional Finance Authority	$3,871	$3,778	Aa1
Port Authority of New York & New Jersey	3,599	3,483	Aa3
New York State Urban Development	2,815	2,743	Aaa
Metropolitan Transportation Authority	2,408	2,310	A2
City of New York NY	2,335	2,305	Aa2
County of Albany NY	1,907	1,881	Aa3
New York City Water and Sewer System	1,696	1,638	Aa2
New York State Dormitory Authority	1,204	1,145	Aa2
Town of Oyster Bay NY	1,164	1,144	Aa2
Triborough Bridge & Tunnel Authority	792	768	Aa3
	$21,791	$21,195

(1)                                 None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)                                 Based on ratings issued by Moody’s if available. S&P rating utilized if Moody’s is not available.

Contractual Obligations

We lease office space for use in our operations under leases accounted for as operating leases.  In May 2014, we amended our existing lease agreement for our office space in North Carolina and extended the lease term to 2025.  As a result, our operating lease obligations increased in total by $10.7 million.  As of September 30, 2014, the increased payments are expected to be due as follows: $0.1 due in less than 1 year, $2.0 million due in 1 to 3 years, $2.0 million due in 3 to 5 years, and $6.6 million due in 5 years and later.

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

At September 30, 2014, the effective duration of our investment portfolio, including cash, was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investment portfolio.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2014. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	—	$—	—	—
August 1 - August 31, 2014	631	20.72	—	—
September 1 - September 30, 2014	1,054	21.51	—	—
Total	1,685		—	—

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

As of September 30, 2014, we have contributed in the aggregate approximately $277 million (including approximately $127 million during the three months ended September 30, 2014) of our net proceeds from the offering to our U.S. insurance subsidiaries and Essent Re as capital investments. The remaining portion of the net proceeds has been utilized as temporary investments in cash and marketable securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 5.                                                         Other Information

On November 11, 2014, Adolfo F. Marzol, our executive vice president, announced that he will retire effective March 31, 2015.

Item 6.                                                         Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
4.1	Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders parties thereto
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: November 14, 2014	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2014	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2014	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders parties thereto.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†

Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.