Form 10-K
period 2014-12-31
Essent Group Ltd.
filed 2015-02-27
CIK 1448893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $1,221,193,412 (based upon the last reported sales price on The New York Stock Exchange).

         The number of the registrant's common shares outstanding as of February 20, 2015 was 92,662,850.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the 2015 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

i

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

  •
  decline in the volume of low down payment mortgage originations;

  •
  uncertainty of loss reserve estimates;

  •
  decrease in the length of time our insurance policies are in force;

  •
  deteriorating economic conditions;

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

iii

        Unless the context otherwise indicates or requires, the terms "we," "our," "us," "Essent," and the "Company," as used in this Annual Report, refer to Essent Group Ltd. and its directly and indirectly owned subsidiaries, including our primary operating subsidiaries, Essent Guaranty, Inc. and Essent Reinsurance Ltd., as a combined entity, except where otherwise stated or where it is clear that the terms mean only Essent Group Ltd. exclusive of its subsidiaries. Except as otherwise indicated, "Market Share" as used in this Annual Report means our market share as measured by our share of total new insurance written ("NIW") on a flow basis (in which loans are insured in individual, loan-by-loan transactions) in the private mortgage insurance industry, and excludes NIW under the Home Affordable Refinance Program ("HARP" and such NIW, the "HARP NIW") and bulk insurance that we write (in which each loan in a portfolio of loans is insured in a single transaction).

 PART I

ITEM 1.    BUSINESS

Overview

        We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Since writing our first policy in May 2010, we have grown to an estimated 13.7% Market Share for the year ended December 31, 2014, up from 12.1% and 8.6% for the years ended December 31, 2013 and 2012, respectively. We believe that our success has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

        Private mortgage insurance plays a critical role in the U.S. housing finance system. Essent and other private mortgage insurers provide credit protection to lenders and mortgage investors by covering a portion of the unpaid principal balance of a mortgage and certain related expenses in the event of a default. In doing so, we provide private capital to mitigate mortgage credit risk, allowing lenders to make additional mortgage financing available to prospective homeowners.

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

        Our wholly-owned primary U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., received its certificate of authority from the Pennsylvania Insurance Department in July 2009. In December 2009, we acquired our mortgage insurance platform from a former private mortgage insurance industry participant. In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write mortgage guaranty coverage in all 50 states and the District of Columbia.

        We had master policy relationships with approximately 1,175 customers as of December 31, 2014. Our top ten customers represented approximately 42.6%, 49.6% and 60.4% of our NIW on a flow basis for the years ended December 31, 2014, 2013 and 2012, respectively. We have a highly experienced, talented team of 332 employees as of December 31, 2014. Our holding company is domiciled in

Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California.

        For the years ended December 31, 2014, 2013 and 2012, we generated NIW of approximately $24.8 billion (including approximately $1.8 billion in NIW written on a bulk basis), $21.2 billion and $11.2 billion, respectively, and as of December 31, 2014, we had approximately $50.8 billion of insurance in force. The insurer financial strength rating of Essent Guaranty, Inc. is Baa2 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by Standard & Poor's Rating Services.

        We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd. In 2014, Essent Reinsurance Ltd. issued two policies in connection with Freddie Mac's Agency Credit Insurance Structure (ACIS) program covering in the aggregate up to approximately $43.7 million of risk on mortgage loans in reference pools associated with debt notes issued by Freddie Mac. Essent Reinsurance Ltd. also reinsures 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

Our Industry

  U.S. Mortgage Market

        The U.S. residential mortgage market is one of the largest in the world with over $9.86 trillion of debt outstanding as of September 30, 2014, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program, and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

  GSEs

        The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $4.5 trillion, or 45.3%, of total U.S. residential mortgage debt as of September 30, 2014. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

  Mortgage Insurance

        Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 1995 through 2014, an average of 21.7% of total annual mortgage origination volume utilized mortgage insurance.

        Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2014, total U.S. residential mortgage origination volume was estimated at $1.12 trillion, comprised of $638 billion of purchase originations and $484 billion of refinancing originations. In recent years, historically low interest rates and special refinance programs, such as HARP, have caused refinancing volume to significantly outpace purchase originations. Purchase originations are expected to account for an increasing percentage of the overall mortgage market as the economic recovery and favorable housing market fundamentals stimulate growth in home buying activity, and a rising interest rate environment slows refinancing volume.

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

        The private mortgage insurance industry, however, has continued to recover, capturing an increasing share of the total insured market and thereby leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2014, private mortgage insurance increased to an estimated 41% of the total insured market and covered 16% of the total mortgage origination volume. These gains have been driven in part by the improved financial position of incumbent insurers, the influx of private capital into the sector to support post-crisis entrants such as Essent, and aggregate increase since 2010 in the mortgage insurance premium rates and upfront fees charged for FHA insurance, even after giving effect to the 50 basis point decrease in FHA mortgage insurance rates announced in January 2015.

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

Relative Share of Private and Public Mortgage Insurance

Source:    Inside Mortgage Finance

 Private mortgage insurance NIW ($ in billions)

Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011, 2012, 2013 and 2014, private mortgage insurance penetration includes private mortgage insurance HARP NIW.

        We view HARP as a modification of the coverage on existing insurance in force, and therefore when estimating our Market Share based on NIW, we exclude HARP NIW from total industry NIW. However, HARP is included as part of total industry NIW when showing private mortgage insurance penetration for the industry.

  Competition

        The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, name recognition, reputation, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of seven active private mortgage insurers, including Essent and each of CMG Mortgage Insurance Company (which was acquired by Arch Capital Group Ltd. in 2014), Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation, Radian Guaranty Inc. and United Guaranty Corporation.

        We and other private mortgage insurers compete directly with Federal and state governmental and quasi-governmental agencies that provide mortgage insurance, principally, the FHA and, to a lesser degree, the VA. As discussed above, the FHA's share of the mortgage insurance market increased following the financial crisis and has decreased as the private mortgage insurance industry has recovered and FHA premiums have increased in the aggregate. In addition to competition from the FHA and the VA, we and other private mortgage insurers currently face limited competition from state-sponsored mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

        Our industry also competes with products designed to eliminate the need for private mortgage insurance, such as "piggyback loans", which combine a first lien loan with a second lien in order to meet the 80% loan-to-value threshold required for sale to the GSEs without certain credit protections. In addition, we compete with investors willing to hold credit risk on their own balance sheets without credit enhancement and, in some markets, with alternative forms of credit enhancement such as structured finance products and derivatives.

Our Products and Services

  Mortgage Insurance

        In general, there are two principal types of private mortgage insurance, primary and pool.

  Primary Mortgage Insurance

        Primary mortgage insurance provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is typically offered to customers on individual loans at the time of origination on a flow (i.e., loan-by-loan) basis, but can also be written in bulk transactions (in which each loan in a portfolio of loans is insured in a single transaction). A substantial majority of our policies are primary mortgage insurance.

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

        We file our premium rates with the insurance departments of the 50 states and the District of Columbia as required. Premium rates cannot be changed after the issuance of coverage and premiums applicable to an individual loan are based on a broad spectrum of risk variables including coverage percentages, loan-to-value, or LTV, loan and property attributes, and borrower risk characteristics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Net Premiums Written and Earned" and "—Key Performance Indicators—Average Premium Rate."

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

  •
  annually, where premiums are paid in advance for the subsequent 12 months; or

  •
  on a "split" basis, where an initial premium is paid upfront along with subsequent monthly payments.

        As of December 31, 2014, substantially all of our policies are monthly or single premium policies.

        In general, we may not terminate mortgage insurance coverage except in the event there is non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may technically cancel mortgage insurance coverage at any time at their option or upon mortgage repayment, which is accelerated in the event of a refinancing. However, in the case of loans sold to the GSEs, lender cancellation of a policy not eligible for cancellation under the GSE rules may be in violation of the GSEs' charters. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The Homeowners Protection Act of 1998, or HOPA, also requires the automatic termination of BPMI on most loans when the LTV ratio, based upon the original property value and amortized loan balance, reaches 78%, and also provides for cancellation of BPMI upon a borrower's request when the LTV ratio, based on the current value of the property, reaches 80%, upon satisfaction of the conditions set forth in HOPA. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.

  Pool Insurance

        Pool insurance is typically used to provide additional credit enhancement for certain secondary market and other mortgage transactions. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if such loan has primary coverage, as well as the total loss on a defaulted mortgage loan that did not have primary coverage. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. In another variation, generally referred to as modified pool insurance, policies are structured to include an exposure limit for each individual loan as well as an aggregate loss limit or a deductible for the entire pool.

  Master Policy

        We issue a master policy to each customer approved as a counterparty by our risk department before accepting their applications for insurance. The master policy, along with its related endorsements and certificates, sets forth the general terms and conditions of our mortgage insurance coverage, including loan eligibility requirements, coverage terms, policy administration, premium payment obligations, exclusions or reductions in coverage, conditions precedent to payment of a claim, claim payment requirements, subrogation and other matters attendant to our coverage.

        Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. The relationships between the legacy private mortgage insurers and mortgage lenders had been strained as a result of the financial crisis, in part due to a historically high rate of rescissions, in particular for loans originated from 2006 to 2008. As a result of this heightened rescission activity, lenders found themselves exposed to unanticipated losses. In response, we introduced the Clarity of Coverage® endorsement to our master policy in 2011, which provided for fair and transparent treatment of claim investigations and coverage rescissions for every loan we insure by identifying what misrepresentations or underwriting errors will be deemed material and, consequently, what would be grounds for rescinding a policy.

        In 2013, the GSEs, in coordination with the Federal Housing Finance Agency, or FHFA, issued new minimum standards for mortgage insurer master policies, including standards relating to rescission rights, requiring all approved mortgage insurers to implement complying revised master policies for coverage with respect to mortgage insurance applications received on or after October 1, 2014. Under the new minimum standards, master policies must provide rescission relief for loans that remain current up to 36 months after origination and that have not experienced more than two late payments of

30 days or more and have never been 60 days late, and are permitted to provide rescission relief after 12 payments provided the mortgage insurer can independently validate the representations for which it intends to give rescission relief. The standards require that the master policies reserve rescission rights with respect to fraud committed by the insured or those under its control and certain patterns of fraud. We have received all necessary state approvals and have implemented our new master policy forms as required by the GSEs. See "Risk Factors—Risks Relating to Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.

  Contract Underwriting

        In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis. As a part of these services, we assess whether data provided by the customer relating to a mortgage application complies with the customer's loan underwriting guidelines. These services are provided for loans that require private mortgage insurance, as well as for loans that do not require private mortgage insurance. Under the terms of our contract underwriting agreements with customers and subject to contractual limitations on liability, we agree to indemnify the customer against losses incurred in the event that we make an underwriting error which materially restricts or impairs the saleability of a loan, results in a material reduction in the value of a loan or results in the customer being required to repurchase a loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. See "Risk Factors—Risks Relating to Our Business—We face risks associated with our contract underwriting business."

  Triad Services

        In connection with the acquisition in 2009 of our mortgage insurance platform from Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Company, which we refer to collectively as Triad, we agreed to provide certain information systems maintenance and development services to Triad as its legacy insurance portfolio runs off. Triad retains the obligation for all risks insured under its existing insurance contracts and directly manages loss mitigation and claim activity on its insured business.

  Bermuda-Based Insurance and Reinsurance

        We offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re". Essent Re is a Class 3A insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. In 2014, Essent Re issued two policies in connection with Freddie Mac's Agency Credit Insurance Structure (ACIS) program covering up to approximately $43.7 million of risk on mortgage loans in reference pools associated with debt notes issued by Freddie Mac. Essent Re also reinsures 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

Our Mortgage Insurance Portfolio

        All of our policies in force were written since May 2010. The following data presents information on our mortgage insurance portfolio for policies written by Essent Guaranty, Inc.

  Insurance in Force by Policy Year

        The following table sets forth our insurance in force, or IIF, as of December 31, 2014, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2014	23,699,572	46.7
2013	17,907,693	35.3
2012	7,780,072	15.3
2011	1,298,063	2.6
2010	77,194	0.1

	50,762,594	100.0

  Portfolio Characteristics

        The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and loan type and amortization as of December 31, 2014 and 2013. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.

Portfolio by Credit Score

	As of December 31,
Total IIF by FICO score ($ in thousands)	2014		2013
≥760	$24,546,571	48.4%	$17,102,961	53.3%
740 - 759	8,804,454	17.3	5,724,933	17.9
720 - 739	7,185,175	14.2	4,380,452	13.7
700 - 719	4,849,412	9.6	2,646,717	8.3
680 - 699	3,540,811	7.0	1,665,196	5.2
≤679	1,836,171	3.5	507,937	1.6

Total	$50,762,594	100.0%	$32,028,196	100.0%

	As of December 31,
Total RIF by FICO score ($ in thousands)	2014		2013
≥760	$5,900,373	48.3%	$4,106,913	52.9%
740 - 759	2,135,891	17.4	1,399,308	18.0
720 - 739	1,750,232	14.3	1,081,286	13.9
700 - 719	1,145,431	9.4	637,086	8.2
680 - 699	859,436	7.0	415,414	5.3
≤679	435,907	3.6	128,598	1.7

Total	$12,227,270	100.0%	$7,768,605	100.0%

Portfolio by LTV

	As of December 31,
Total IIF by LTV ($ in thousands)	2014		2013
85.00% and below	$6,100,274	12.0%	$4,322,612	13.5%
85.01% to 90.00%	17,719,816	34.9	12,171,460	38.0
90.01% to 95.00%	25,832,106	50.9	15,121,279	47.2
95.01% and above	1,110,398	2.2	412,845	1.3

Total	$50,762,594	100.0%	$32,028,196	100.0%

	As of December 31,
Total RIF by LTV ($ in thousands)	2014		2013
85.00% and below	$681,908	5.6%	$474,763	6.1%
85.01% to 90.00%	4,174,743	34.1	2,858,683	36.8
90.01% to 95.00%	7,203,270	58.9	4,296,135	55.3
95.01% and above	167,349	1.4	139,024	1.8

Total	$12,227,270	100.0%	$7,768,605	100.0%

Portfolio by Loan Amortization Period

	As of December 31,
Total IIF by Loan Amortization Period ($ in thousands)	2014		2013
FRM 30 years and higher	$44,503,607	87.7%	$27,364,633	85.4%
FRM 20 - 25 years	1,273,086	2.5	1,086,120	3.4
FRM 15 years	2,637,970	5.2	2,354,656	7.4
ARM 5 years and higher	2,347,931	4.6	1,222,787	3.8

Total	$50,762,594	100.0%	$32,028,196	100.0%

  Portfolio by Geography

        Our in force portfolio is geographically diverse. As of December 31, 2014, only three states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 4% of our portfolio, as measured by either IIF or RIF. The following tables provide detail of the IIF and RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2014 and 2013.

Top Ten States

	As of December 31,
	2014	2013
IIF by State
CA	10.2%	11.1%
TX	8.3	8.2
FL	5.3	4.6
WA	4.3	3.6
NC	4.0	4.3
IL	3.9	4.0
MA	3.9	2.8
PA	3.4	3.6
NJ	3.4	3.8
GA	3.3	3.5
All Others	50.0	50.5

Total	100.0%	100.0%

	As of December 31,
	2014	2013
RIF by State
CA	9.8%	10.5%
TX	8.5	8.0
FL	5.6	4.8
WA	4.4	3.6
NC	4.2	4.4
IL	4.0	4.0
GA	3.5	3.6
NJ	3.4	3.7
PA	3.2	3.6
AZ	3.2	3.3
All Others	50.2	50.5

Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	As of December 31,
	2014	2013
IIF by Metropolitan Statistical Area
Chicago-Joliet-Naperville, IL	3.1%	3.1%
Houston-Sugar Land-Baytown, TX	2.8	2.8
Phoenix-Mesa-Glendale, AZ	2.6	2.7
Atlanta-Sandy Springs-Marietta, GA	2.5	2.6
Minneapolis-St. Paul-Bloomington, MN-WI	2.4	2.2
Seattle-Bellevue-Everett, WA	2.3	2.0
Los Angeles-Long Beach-Glendale, CA	2.3	2.5
Denver-Aurora, CO	2.1	2.2
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.0	2.4
Dallas-Plano-Irving, TX	2.0	2.0
All Others	75.9	75.5

Total	100.0%	100.0%

	As of December 31,
	2014	2013
RIF by Metropolitan Statistical Area
Chicago-Joliet-Naperville, IL	3.1%	3.2%
Houston-Sugar Land-Baytown, TX	2.9	2.7
Phoenix-Mesa-Glendale, AZ	2.5	2.5
Atlanta-Sandy Springs-Marietta, GA	2.6	2.7
Minneapolis-St. Paul-Bloomington, MN-WI	2.5	2.3
Seattle-Bellevue-Everett, WA	2.4	2.0
Los Angeles-Long Beach-Glendale, CA	2.2	2.4
Denver-Aurora, CO	2.0	2.1
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.0	2.3
Dallas-Plano-Irving, TX	2.0	1.9
All Others	75.8	75.9

Total	100.0%	100.0%

Customers

        Our customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. We classify our customers into two broad categories and target our marketing efforts based on the customer's operating model and whether decisions to select a mortgage insurance provider are made centrally, or at the field or customer branch level:

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

        The following table provides detail on the percentage of our total NIW generated by centralized and decentralized customers, respectively, during the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Centralized	48.2%	56.0%	67.9%
Decentralized	51.8	44.0	32.1

Total	100.0%	100.0%	100.0%

        We had master policy relationships with approximately 1,175 customers as of December 31, 2014.

        As we have grown, we have successfully diversified our customer base. Our top ten customers generated 42.6% of our NIW on a flow basis during the year ended December 31, 2014, compared to 49.6% and 60.4% for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2014, one customer, Wells Fargo, exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

Sales and Marketing

        Our sales and marketing efforts are designed to help us establish and maintain in-depth, quality customer relationships. We organize our sales and marketing efforts based on our centralized and decentralized customer segmentation, giving additional consideration to a customer's geographic location and whether its lending footprint is national or regional in nature.

        We emphasize a collaborative approach with our customers that included a number of educational offerings and joint product development and marketing initiatives:

  •
  Regular Portfolio and Risk Management Reviews.  We conduct periodic insured mortgage portfolio reviews with customers, including detailed loan performance metrics.

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

        At present, our underwriting guidelines are broadly consistent with those of the GSEs. Many of our customers use the GSEs' automated loan underwriting systems, Desktop Underwriter® and Loan Prospector®, for making credit determinations. We accept the underwriting decisions made by GSEs' underwriting systems, subject to certain additional limitations and requirements. We monitor the GSEs for updates to these systems, and may engage in a deeper review for the more substantive releases. Our reviews could result in the maintenance or implementation of additional eligibility requirements. In addition, the performance results of loans scored via automated underwriting systems are monitored within our portfolio management protocols.

        Our primary mortgage insurance policies are issued through one of two programs:

  •
  Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2014, approximately 65% of our insurance in force had been originated on a delegated basis, compared to 69% as of December 31, 2013. See "Risk Factors—Risks Relating to Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

  •
  Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our Clarity of Coverage commitment. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2014, approximately 35% of our insurance in force had been originated on a non-delegated basis, compared to 31% as of December 31, 2013.

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

Risk Management

        We have established risk management controls throughout our organization and have a risk management framework that we believe reduces the volatility of our financial results and capital position. The risk committee of our board of directors has formal oversight responsibility for the risks associated with our business and is supported by a management risk committee, chaired by our Chief Risk Officer, comprised of all senior members of our executive management team.

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

        We expect servicers to make timely collection efforts on borrowers who have defaulted, and to attempt to restore the defaulted mortgage, and our mortgage insurance coverage, to current status. If the servicer cannot restore a borrower to current status, the servicer may be able to offer the borrower a forbearance or loan modification alternatives. Where these alternatives cannot cure the default, the servicer is responsible for pursuing remedies for the default, including foreclosure or acceptable foreclosure alternatives, certain of which, such as short sales and deeds in lieu of foreclosure, require our prior approval under the terms of our master policy. We have delegated limited authority to the GSEs' and their servicers to exercise some of these alternatives. Among other requirements, servicers operate under protocols established by the GSEs. See "Risk Factors—Risks Relating to Our Business—If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase."

        The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2014 and 2013:

Number of Loans in Default and Default Rate

	December 31,
	2014	2013
Number of policies in force	229,721	141,417
Loans in default	457	159
Percentage of loans in default	0.20%	0.11%

Loan Defaults by Originating Year

	December 31, 2014			December 31, 2013
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010	1	0.1%	$16	1	0.1%	$9
2011	55	0.4	2,155	52	0.4	2,314
2012	119	0.2	5,672	79	0.2	3,649
2013	206	0.2	10,879	27	0.0	1,285
2014	76	0.1	4,398	N/A	N/A	N/A

Total	457		$23,120	159		$7,257

        We have experienced a low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 13.7 months as of December 31, 2014, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses experienced by the mortgage insurers that wrote business in 2009 and prior years.

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

Investment Portfolio

        Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 91.6% of our total assets at December 31, 2014. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2014, all of our investment securities were rated investment-grade.

        We have adopted and our board of directors has approved an investment policy that defines specific limits for asset sectors, single issuer, credit rating, asset duration, industry and geographic concentration and eligible and ineligible investments. Our senior management is responsible for the execution of our investment strategy and compliance with the adopted investment policy, and review investment performance and strategy with the investment committee of the board of directors on a quarterly basis.

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

        We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 79.1% of our investment assets, excluding cash, were managed by external managers as of December 31, 2014. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming and we have not recorded impairments or realized material losses on any investment assets. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

  GSE Qualified Mortgage Insurer Requirements

        Our primary insurance subsidiary, Essent Guaranty, Inc., is currently approved by both Fannie Mae and Freddie Mac as a mortgage insurer. Pursuant to their charters, Fannie Mae and Freddie Mac purchase or guaranty low down payment loans insured by entities that they determine to be qualified mortgage insurance companies. Both Fannie Mae and Freddie Mac have published comprehensive requirements to become and remain a qualified mortgage insurer. The FHFA, as the conservator of the GSEs, has the authority to establish the priorities of the GSEs and to control and direct their operations. The FHFA has established a strategic plan for the GSEs, including the development by the GSEs of aligned counterparty risk management standards for mortgage insurers that include uniform master policy and eligibility requirements.

        In 2014, the GSEs adopted minimum standards for mortgage insurer master policies, including standards relating to limitations of a mortgage insurer's rescission rights. We have received all necessary state approvals and have implemented our new master policy forms as required by the GSEs. See "—Our Products and Services—Mortgage Insurance—Master Policy" above.

        On July 10, 2014, the FHFA released for public input draft Private Mortgage Insurer Eligibility Requirements (PMIERs). If implemented, the PMIERs would represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs would replace the current eligibility requirements separately established by each of Fannie Mae and Freddie Mac prior to the financial crisis. As proposed, the PMIERs include new financial strength requirements incorporating a risk-based framework that would require approved insurers to have a sufficient level of liquid assets from which to pay claims. These new requirements would impact the amount of capital a mortgage insurer must hold. The draft requirements also include enhanced operational performance expectations and define remedial actions that would apply should an approved insurer fail to comply with the new requirements. The public input period with respect to the PMIERs closed on September 8, 2014. The FHFA has advised us that it does not expect to release the final PMIERs until at least late in the first quarter of 2015.

  State Insurance Regulation

        Our U.S. insurance subsidiaries are required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which they are licensed to transact business, to make various filings with those insurance regulatory authorities and with the National Association of Insurance Commissioners, or NAIC, including quarterly and annual financial statements prepared in accordance with statutory accounting principles. We are licensed to write mortgage insurance in all fifty states and the District of Columbia. Most states also regulate transactions between insurance companies and their affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a description of limits on dividends payable to Essent Group Ltd. from our insurance subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

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

  •
  limitations on the types of investment instruments which may be held in our investment portfolio;

  •
  special deposits of securities;

  •
  limits on dividends payable;

  •
  advertising compliance;

  •
  establishment of reserves;

  •
  claims handling;

  •
  hazardous financial condition; and

  •
  enterprise risk management.

        Mortgage insurance premium rates are regulated to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be actuarially justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and approval protocols maintained, and may be the subject of examination, by state regulators. See "Management's Discussion and Analysis—Liquidity and Capital Resources" for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

        The insurance holding company laws and regulations of Pennsylvania, the state in which our U.S. insurance subsidiaries are domiciled, regulate, among other things, certain transactions between Essent Group Ltd., our insurance subsidiaries and other parties affiliated with us and certain transactions involving our common shares, including transactions that constitute a change of control of Essent Group Ltd. and, consequently, a change of control of our insurance subsidiaries. Specifically, these laws and regulations require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, prior written approval must be obtained from the Pennsylvania Insurance

Department. The Pennsylvania Insurance Department is required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.

        State insurance law, and not Federal bankruptcy law, would apply to any insolvency or financially hazardous condition of our insurance subsidiaries.

        During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG", to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The MGIWG has advised us that they would like to conclude their work in 2015.

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

  Federal Laws and Regulation

        Certain Federal laws directly or indirectly affect private mortgage insurers. Private mortgage insurers are impacted indirectly by Federal law and regulation affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and the VA. For example, changes in Federal housing laws and regulation or other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on us. In addition, mortgage origination and servicing transactions are subject to compliance with various Federal and state laws, including the Real Estate Settlement Procedures Act, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act, or TILA, the Homeowners Protection Act of 1998, or HOPA, the Fair Credit Reporting Act of 1970, the Fair Debt Collection Practices Act, and others. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and provide for other consumer protections.

  Dodd-Frank Act

        The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, which we refer to as the Dodd-Frank Act, amended certain provisions of TILA and RESPA that may have a significant impact on our business prospects. The Consumer Financial Protection Bureau, or CFPB, a Federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions. On January 10, 2014, the CFPB implemented a final rule regarding ability-to-repay, or ATR, and Qualified Mortgage, or QM, standards. On December 24, 2014, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted a joint final rule to implement the Qualified Residential Mortgage, or QRM, regulations as required by the Dodd-Frank Act. This rule will take effect on December 24, 2015. Both QM and QRM are discussed below. The CFPB has also published final residential mortgage servicing rules providing for amendments to Regulation Z (promulgated pursuant to TILA) and RESPA.

  Qualified Mortgage Regulations—ATR Requirements

        The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages. Under the Dodd-Frank Act, the CFPB is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. Creditors who violate the ATR standard can be liable for all interest and fees paid by the borrower as well as actual and statutory damages. Furthermore, the borrower may assert this as a defense by recoupment or set off without regard to any statute of limitation in any foreclosure action initiated by or on behalf of the creditor, assignee or any holder of the mortgage.

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

  •
  the total "points and fees" do not exceed certain thresholds, generally 3%; and

  •
  the total debt-to-income ratio does not exceed 43%.

        The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold.

        The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans) and certain other government agency insurance programs to develop their own definitions of a qualified mortgage in consultation with CFPB. In 2013, HUD adopted a separate definition of a qualified mortgage for loans insured by the FHA. The VA developed its QM definition in 2014. Under both the FHA's and the VA's QM standards, certain loans which would not qualify as QM loans in the conventional market would still be deemed to be QM loans if insured or guaranteed by FHA or VA. As a result, lenders may favor the use of FHA or VA insurance to achieve the legal protections of a making a QM loan through these agencies, even if the same loan could be made at the same or lower cost to the borrower using private mortgage insurance, which could adversely impact our business. To the extent that the other government agencies adopt their own definitions of a QM which are more favorable to lenders and mortgage holders than those applicable to the market in which we operate, our business may be adversely affected.

        The QM Rule also provides for a second, temporary category that allows for more flexible underwriting requirements. To qualify under the temporary QM definition, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by either of the GSEs (while they remain under FHFA conservatorship), the FHA, the VA, and the U.S. Department of Agriculture Rural Development program. This temporary QM category expires on January 10, 2021, or earlier if the Federal agencies issue their own qualified mortgage rules or, with respect to GSEs, if the FHFA's conservatorship ends. Effective January 10, 2014, the GSEs limited their purchases to loans that meet certain QM criteria, namely loans that are fully amortizing, have terms of 30 years or less, and have points and fees representing 3% or less of the total loan amount.

        Under the QM Rule, mortgage insurance premiums that are payable by the consumer at or prior to consummation of the loan are includible in the calculation of points and fees unless, and to the extent that the up-front premiums, or UFPs, are (i) less than or equal to the UFPs charged by the FHA, and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. Our borrower-paid single premium products, both refundable and non-refundable, may be includible within the points and fees calculation under the QM Rule. As noted above, the QM Rule includes a limitation on points and fees in excess of 3% of the total loan amount. Because inclusion of mortgage insurance premiums in the calculation of points and fees will reduce the capacity for other points and fees in order for lenders to comply with the cap, mortgage originators may be less likely to utilize borrower-paid single premium mortgage insurance products. Even where the mortgage insurance premium is not directly included in the calculation of points and fees, it may limit the ability of the lender to charge other points and fees. The treatment of mortgage insurance premiums as a component of the points and fees calculation, or the potential indirect impact of mortgage insurance premiums on the total points and fees, may be a key determinant of whether a loan is in the safe harbor, receives a rebuttable presumption of ability to repay, or receives no presumption. As a result, the QM Rule may decrease demand for certain of our single premium products and may increase demand for monthly, annual and "split" premium mortgage insurance products that do not impact or have a smaller impact on the points and fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Persistency and Business Mix."

        Although some large lenders have announced plans to originate loans that do not qualify as QMs, we expect that most lenders will continue to be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations will have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and will directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations reduce the size of the origination market, reduce the willingness of lenders to extend low down payment credit, favor alternatives to private mortgage insurance such as government mortgage insurance programs, or change the mix of our business in ways that may be unfavorable to us. See "Risk Factors—Risks Relating to Our Business—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

  Qualified Residential Mortgage Regulations—Risk Retention Requirements

        The Dodd-Frank Act generally requires an issuer of an asset-backed security or a person who organizes and initiates an asset-backed transaction (a "securitizer") to retain at least 5% of the risk associated with securitized mortgage loans, although in some cases the retained risk may be allocated between the securitizer and the mortgage originator. This risk retention requirement does not apply to a mortgage loan that is a "qualified residential mortgage," or a "QRM", or that is insured or guaranteed by the FHA or other specified Federal agencies.

        On December 24, 2014, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted a joint final rule to implement the Qualified Residential Mortgage, or QRM, regulations as required by Dodd-Frank. The final rule aligns the definition of a QRM loan with that of a QM loan and will take effect on December 24, 2015. Given the alignment of the QRM definition to QM, unless the QRM or QM definitions are revised we expect little or no adverse impact to our current business from the final QRM standards. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

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

  Homeowners Protection Act of 1998

        The Homeowners Protection Act of 1998, or HOPA, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of mortgage insurance. These provisions apply to borrower-paid mortgage insurance for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of mortgage insurance when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. If mortgage insurance coverage is not cancelled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate mortgage insurance coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.

  Real Estate Settlement Procedures Act of 1974

        Mortgage insurance generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB, Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received "Civil Investigative Demands" from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. Our primary insurance subsidiary received such an inquiry from the CFPB in January 2012; however, we do not currently have nor have we ever had any such captive reinsurance arrangements. In April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance, and a settlement with a fifth private mortgage insurer was announced in November 2013. Under the settlements as approved, the mortgage insurers agreed to end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and are required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders. Although we did not participate in the practices that were the subject of the CFPB investigation, the private mortgage industry and our insurance subsidiaries are, and likely will continue to be, subject to substantial Federal and state regulation, which has increased in recent years as a result of the deterioration of the housing and mortgage markets in the U.S. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

        Several proposals have been and are currently being considered by Congress. On July 24, 2013, the House Financial Services Committee passed H.R. 2767, "The Protecting American Taxpayers and Homeowners Act of 2013", or the "PATH Act", a comprehensive secondary market reform plan which would include a very limited risk-bearing role for government and winding down of the GSEs, as well as extensive reforms to the FHA. The Senate Banking Committee held extensive hearings in late 2013 and 2014 to consider legislation to address secondary market and GSE reform. Legislative movement in the Senate was influenced by, among other things, proposed bipartisan legislation co-authored by Senators Bob Corker (R-TN) and Mark Warner (D-VA) titled S. 1217, "The Housing Finance Reform and Taxpayer Protection Act", or the "Corker-Warner Bill". The Corker-Warner Bill would set a framework for GSE and secondary market reform that includes winding down the GSEs over a five year period and the creation of a new entity, the Federal Mortgage Insurance Corporation, or FMIC, as a successor to FHFA with responsibility for running a catastrophic government insurance fund for certain mortgage-backed securities and regulating the operation of the secondary market. Among its provisions, properly underwritten mortgages meeting certain conditions, including private mortgage insurance on loans with LTVs in excess of 80%, would be eligible under the Corker-Warner Bill to be securitized with the catastrophic government guarantee provided by FMIC. In March 2014, the Chairman and Ranking Member of the Senate Banking Committee, Tim Johnson (D-SD) and Mike Crapo (R-ID), respectively, announced an agreement in principle on housing finance reform legislation. This legislative agreement, commonly known as the "Johnson-Crapo Bill", was introduced on March 28, 2014 as an amendment to the Corker-Warner Bill. The Johnson-Crapo bill proposed to use mortgage insurance as a credit enhancement on mortgages with loan-to-value ratios above 80% and also would provide the option for mortgage insurance companies to own bond guarantors, which would be required to hold a 10% capital buffer to absorb losses ahead of the government guarantee provided for in the bill. On May 15, 2014, the Senate Banking Committee passed this amended version of S. 1217, by a vote of 13-9. The 113th Congress ended with neither the House or Senate considering these respective reform proposals, and the prospects for passage of housing finance and GSE reform legislation remain uncertain in Congress in 2015.

        Although neither the Obama administration nor Congress has taken significant actions to wind down the GSEs, the FHFA, as the regulator and conservator of the GSEs, has the authority to establish the priorities of the GSEs and to control and direct their operations. In the absence of comprehensive legislative reform of the GSEs, the FHFA has made changes to the business and operations of the GSEs, in part under the direction of an FHFA-developed strategic plan for the conservatorship of the GSEs. This strategic plan calls for the contraction of the role of the GSEs and expansion of the role private capital through a number of actions, including shrinking the portfolios of the GSEs, raising guaranty fees and consideration of expanded use of credit risk sharing with private market participants, including private mortgage insurance and capital markets.

        On December 9, 2013, FHFA announced an increase in the guarantee fees that the GSEs charge lenders in return for providing a credit guarantee to ensure the timely payment of principal and interest to investors in mortgage-backed securities if the borrower fails to pay. In January 2014, however, the FHFA delayed the implementation of these changes pending an evaluation of the full rationale for the increase and the effects on credit cost and availability. In June 2014, the FHFA requested input on the guarantee fees that the GSEs charge lenders and the optimum level of guarantee fees required to protect taxpayers and implications for mortgage credit availability. The public input period closed in September 2014, and a final decision by the FHFA with regard to the framework for setting GSE guarantee fees remains open.

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

  Mortgage Insurance Tax Deduction

        In 2006, Congress enacted the private mortgage insurance tax deduction in order to foster homeownership. The deduction was enacted on a temporary basis and it expired at the end of 2011. In January 2013, Congress passed the American Taxpayer Relief Act, which extended the private mortgage insurance tax deduction retroactively for one year and prospectively for one year through 2013. The provisions allowing for the deduction for mortgage insurance premiums expired at the end of 2013. Several pieces of legislation have been introduced to extend the deduction for mortgage insurance premiums, including S. 688, which would permanently extend the deduction for mortgage insurance premiums, and H.R. 3941, which would extend the deduction for mortgage insurance premiums through 2014. Prior to the end of the 113th Congress, the House and Senate passed, and the President signed into law, H.R. 5771, the Tax Increase Prevention Act of 2014 (P.L. 113-295), which among other things extended the private mortgage insurance tax deduction for the 2014 tax year. Congress may choose to extend the deduction for mortgage insurance premiums for an additional year or may address this issue as part of the comprehensive tax reform debate. We cannot predict whether the tax deduction will be made permanent and if not, whether it will be extended for tax years after 2014.

  FHA Reform

        We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 17, 2014 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 0.41%, an improvement from prior years, but still below the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the fund and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015.

        In part as a result of the FHA's continuing capital shortfall, Congress has considered several bills seeking to reform the FHA. In 2012, an FHA reform bill, H.R. 4264 "The FHA Emergency Fiscal Solvency Act of 2012," passed the House of Representatives and came close to passage in the Senate. In July 2013, the House Financial Services Committee passed the PATH Act, which contains among its provisions extensive reforms to the FHA, including an increase to the minimum capital reserve ratio to 4%, a 5% minimum borrower down payment, mandated minimum premiums and increased premium authority, increased authority for the FHA to seek indemnification from lenders for improperly originated loans and a requirement to implement loan level risk sharing agreements. In addition, on July 31, 2013, the Senate Banking Committee passed the S. 1376 "The FHA Solvency Act of 2013," which among other changes, would raise the minimum capital reserve ratio to 3%, set certain minimum and maximum premiums and grants authority for higher premiums than currently permitted, and strengthen the authority of the FHA to seek indemnifications from lenders for improperly originated loans. Despite areas of similarity, such as provisions to strengthen the solvency of the FHA MMIF, there are significant differences between the PATH Act and the FHA Solvency Act of 2013. The prospects for passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, remain uncertain.

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

        The Federal banking agencies' proposed rule to implement Basel III in the United States would have made extensive changes to the capital requirements for residential mortgages. In addition, the proposed rule would have eliminated existing capital recognition for certain low down payment mortgages if covered by mortgage insurance. After consideration of extensive comments with regard to the proposed capital rules for residential mortgages, the Federal banking agencies revised the Basel III Rules to retain the treatment for residential mortgage exposures under the general risk-based capital rules and the treatment of mortgage insurance. Consistent with such rules, the Basel III Rules assign a 50% or 100% risk weight to loans secured by one-to-four-family residential properties. Generally, residential mortgage exposures secured by a first lien on a one-to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weighting. All other one-to-four family residential mortgage loans are assigned a 100% risk weight. The Basel III Rules continue to afford FHA-insured loans a lower risk weighting than low down payment loans insured with private mortgage insurance, and Ginnie Mae mortgage-backed securities are afforded a lower risk weighting than Fannie Mae and Freddie Mac mortgage-backed securities.

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

  Banking Regulation

        The Goldman Sachs Group, Inc., which holds interests in us both directly and through its affiliates, is a bank holding company and regulated as a financial holding company under the Bank Holding Company Act, or the BHC Act. Due to the size of its voting and economic interests in us, we are deemed to be controlled by The Goldman Sachs Group, Inc., and are therefore considered to be a non-bank subsidiary of The Goldman Sachs Group, Inc., under the BHC Act. As a result, although we do not engage in banking operations, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and to certain banking laws, regulations and orders that apply to The Goldman Sachs Group, Inc. In addition, we are subject to the examination authority of, and may be required to submit reports to, the CFPB because we are an affiliate of Goldman Sachs Bank USA, which is an insured depository institution with more than $10 billion in assets. The bank regulatory framework is intended primarily to protect depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, the safety and soundness of depository institutions and the financial system as a whole, rather than our shareholders. Because of The Goldman Sachs Group, Inc.'s status as a bank holding company, we have agreed to certain restrictions on our activities imposed by The Goldman Sachs Group, Inc. that are intended to facilitate its compliance with the BHC Act. For a discussion of these restrictions, see "Certain Relationships and Related Transactions, and Director Independence" elsewhere in this Annual Report.

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

        The Goldman Sachs Group, Inc. and its non-bank subsidiaries, including Essent, generally may conduct only activities that are authorized for a bank holding company or a financial holding company under the BHC Act. The scope of services we may provide to our customers is limited under the BHC Act to those which are (i) financial in nature or incidental to financial activities (including insurance underwriting and selling insurance as agent or broker such as our activity of offering private mortgage insurance and reinsurance coverage for single-family mortgage loans), or (ii) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Any failure of The Goldman Sachs Group, Inc. to maintain its status as a financial holding company could result in substantial limitations on our activities and our growth. In particular, our permissible activities could be further restricted to only those that constitute banking or activities closely related to banking. The Goldman Sachs Group, Inc.'s loss of its financial holding company status could be caused by several factors, including any failure by The Goldman Sachs Group, Inc.'s bank subsidiaries to remain sufficiently capitalized, by any examination downgrade of one of The Goldman Sachs Group's bank subsidiaries, or by any failure of one of The Goldman Sachs Group, Inc.'s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the Dodd-Frank Act broadened the requirements for maintaining financial holding company status by also requiring the holding company to remain well capitalized and well managed. We have no ability to prevent such occurrences from happening nor can we control whether The Goldman Sachs Group, Inc. remains well capitalized and well managed.

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

  Bermuda Insurance Regulation

        The Insurance Act 1978 of Bermuda and related regulations, as amended, or the Insurance Act, regulates the insurance business of our Bermuda-based reinsurance subsidiary, Essent Reinsurance Ltd., and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority, or the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10%, 20%, 33% or 50% (as applicable) of the voting powers of a Bermuda-registered insurer or its parent company is a fit and proper person to exercise such degree of control.

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

  Independent Approved Auditor

        A Class 3A insurer must appoint an independent auditor who will annually audit and report on the insurer's financial statements prepared under generally accepted accounting principles or international financial reporting standards, statutory financial statements and statutory financial returns each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.

  Loss Reserve Specialist

        A Class 3A insurer is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist will normally be a qualified casualty actuary and must be approved by the BMA.

  Annual Financial Statements

        A Class 3A insurer is required to prepare annual GAAP financial statements and statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. An insurer is required to file with the BMA the annual GAAP financial statements and statutory financial statements within four months from the end of the relevant financial year (unless specifically extended). The statutory financial statements do not form part of the public records maintained by the BMA but the GAAP financial statements are available for public inspection.

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

  Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

        A Class 3A insurer must maintain at all times a solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act. Each year the insurer is required to file with the BMA a capital and solvency return within four months of its relevant financial year end (unless specifically extended). The prescribed form of capital and solvency return comprises the insurer's Bermuda Solvency Capital Requirement model, a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

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

        There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.

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

Employees

        As of December 31, 2014, we had 332 employees, substantially all of whom are based in the United States. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

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

        Our primary mortgage insurance operations are conducted through Essent Guaranty, Inc., a Pennsylvania domiciled insurer which is a monoline insurance company licensed in all 50 states and the District of Columbia. We also have a wholly-owned Bermuda-domiciled reinsurer, Essent Reinsurance Ltd., which has a Class 3A insurance license issued by the Bermuda Monetary Authority.

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

        Since 2008, the Federal government has assumed an expanded role in many key aspects of the U.S. housing finance system. In particular, the Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over six years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or announced, differing widely with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. As a result of the uncertainty regarding resolution of the conservatorship of the GSEs and the proper structure of any new secondary mortgage market, as well as the Federal government's recently increased role within the housing market, we cannot predict how or when the role of the GSEs may change. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the nation's economy make the transition to any new housing finance system difficult and present risks to market participants, including to us.

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

  •
  the terms on which mortgage insurance coverage can be cancelled before reaching the cancellation thresholds established by law;

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

        In 2013, the GSEs, in coordination with the FHFA, issued new minimum standards for mortgage insurer master policies, including standards relating to rescission rights, requiring all approved mortgage insurers to implement complying revised master policies for coverage with respect to mortgage insurance applications received on or after October 1, 2014. As a result of these standards, we, along with the other private mortgage insurers, were required to make changes to our master policy, some of which may not be favorable to us and which could result in us paying more claims than required under our prior master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms. See "Business—Our Products and Services—Mortgage Insurance—Master Policy" above.

        In addition, each of the GSEs maintains separate eligibility requirements for mortgage insurers. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements." The GSEs are currently developing revisions to their respective eligibility standards for approved mortgage insurers, which we expect may be finalized by the end of the first quarter of 2015, or shortly thereafter. As currently proposed, those requirements would include a new risk-based capital adequacy framework with asset requirements that would impact the capital required to remain an approved, eligible mortgage insurer. These eligibility requirements could negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all.

Our revenues, profitability and returns would decline if we lose a significant customer.

        Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our top ten customers generated 42.6% of our new insurance written, or NIW, during year ended December 31, 2014, compared to 49.6% and 60.4% for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2014, one customer represented in excess of 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

        Consequently, if the FHA or other government-supported mortgage insurance programs maintain or increase their share of the mortgage insurance market, our business and industry could be affected. Factors that could cause the FHA or other government-supported mortgage insurance programs to maintain or increase their share of the mortgage insurance market include:

  •
  a reduction in the premiums charged for government mortgage insurance or a loosening of underwriting guidelines (such as the 50 basis point decrease in FHA premium rates announced in January 2015);

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

  •
  the implementation of new regulations under the Dodd-Frank Act (particularly the Qualified Mortgage and Qualified Residential Mortgage rules) and the Basel III Rules, which may be more favorable to the FHA than to private mortgage insurers (see "—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs", "—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")" and "—The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance"); and

  •
  increases in FHA loan limits above GSE loan limits.

        Further, at the direction of the FHFA, the GSEs have significantly expanded their credit risk sharing programs. These programs have included the use of structured finance vehicles and off-shore reinsurance. The growing success of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private mortgage insurance (e.g. lower costs, reduced counterparty risk due to collateral on hand or more diversified insurance exposures) may create increased competition for mortgage insurance going forward on loans traditionally sold to the GSEs with private mortgage insurance. The GSEs have also shown an interest in directly placing mortgage insurance rather than having lenders place the mortgage insurance as part of their expanded risk sharing programs. No assurances can be given that these practices may not expand to loans traditionally insured by lenders with mortgage insurance prior to sale to the GSEs, which could impact our business.

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

  •
  restrictions on mortgage credit due to more stringent underwriting standards and the risk retention requirements for securitized mortgage loans affecting lenders as discussed below; and

  •
  changes in the credit standards, premiums or other terms of obtaining FHA, VA or USDA insurance, which competes directly with private mortgage insurance.

        If the volume of low down payment loan originations declines, then our ability to write new policies may suffer, and our revenue and results of operations may be negatively impacted.

We expect our claims to increase as our portfolio matures.

        We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written by us since we began to write coverage in 2010 has been favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.

Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.

        In accordance with industry practice and statutory accounting rules applicable to mortgage guaranty insurance companies, we establish loss reserves only for loans in default. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred in connection with defaults that have not yet been reported. We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. Because our reserving method does not account for the impact of future losses that could occur from loans that are not yet delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses may have a material impact on future results as defaults occur.

A downturn in the U.S. economy, a decline in the value of borrowers' homes from their value at the time their loans close and natural disasters, acts of terrorism or other catastrophic events may result in more homeowners defaulting and could increase our losses.

        Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as increasing unemployment and whether the home of a borrower who defaults on his or her mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. Deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can decrease the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. Housing values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders or other factors, such as the phase-out of the mortgage interest deduction, reductions or elimination in the deductibility of mortgage insurance premiums or changes in the tax treatment of residential property. The residential mortgage market in the United States has for some time experienced a variety of worsening economic conditions and housing values that have recently begun to stabilize but may not continue to do so. If our loss projections are inaccurate, our loss payments could materially exceed our expectations resulting in an adverse effect on our financial position and operating results. If economic conditions, such as employment and home prices, are less favorable than we expect, our premiums and underwriting standards may prove inadequate to shield us from a material increase in losses. In addition, natural disasters such as floods and tornadoes, acts of terrorism or other catastrophic events could result in increased claims against policies that we have written due to the impact that such events may have on the employment and income of borrowers and the value of affected homes, resulting in defaults on and claims under our policies. We cannot assure you that any strategies we may employ to mitigate the impact on us of such events, including limitations under our master policy on the payment of claims in certain circumstances where a property is damaged, the dispersal of our risk by geography and the potential use of third-party reinsurance structures, will be successful.

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

        The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans) and certain other government agency insurance programs to develop their own definitions of a qualified mortgage in consultation with CFPB. In 2013, HUD adopted a separate definition of a qualified mortgage for loans insured by the FHA. The VA developed its QM definition in 2014. Under both the FHA's and the VA's QM standards, certain loans which would not qualify as QM loans in the conventional market would still be deemed to be QM loans if insured or guaranteed by FHA or VA. As a result, lenders may favor the use of FHA or VA insurance to achieve the legal protections of a making a QM loan through these agencies, even if the same loan could be made at the same or lower cost to the borrower using private mortgage insurance, which could adversely impact our business. To the extent that the other government agencies adopt their own definitions of a QM which are more favorable to lenders and mortgage holders than those applicable to the market in which we operate, our business may be adversely affected.

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

        The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of QRM. On December 24, 2014, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted a joint final rule to implement the Qualified Residential Mortgage, or QRM, regulations as required by the Dodd-Frank Act. The final rule aligns the definition of a QRM loan with that of a QM loan and will take effect on December 24, 2015. If, however, the QRM definition is changed (or if the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance.

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

        Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 86.4% at December 31, 2014, compared to 94% at December 31, 2011. The factors affecting the persistency of our insurance portfolio include:

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

        Mortgage interest rates have remained at near historic lows since the financial crisis, but may rise in response to expected future changes in monetary policy by the Federal Reserve. Some portion of our insured portfolio may still be able to refinance at the current level of mortgage rates, which may reduce our future revenues. If interest rates rise, persistency is likely to increase, which may extend the average life of our insured portfolio and result in higher levels of future claims as more loans remain outstanding.

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

        In addition, if the GSEs renew their historical focus on financial strength or other third-party credit ratings as components of their eligibility requirements for private mortgage insurers and do not set such requirements at a level that we can satisfy, or if as a result of a downgrade we would no longer comply with such rating requirements, our revenues and results of operations would be materially adversely affected. See "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns"and "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements."

We rely on our senior management team and our business could be harmed if we are unable to retain qualified personnel.

        Our success depends, in part, on the skills, working relationships and continued services of our senior management team. We have employment agreements with each of our senior executives. Other than the departure of our executive vice president, who has announced that he will retire effective March 31, 2015, we have not experienced the departure of any key personnel. Such departures in the future could adversely affect the conduct of our business. In such an event, we would be required to obtain other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our share price may affect our ability to retain our key personnel or attract replacements should key personnel depart.

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

        Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had negative unassigned surplus of approximately $80.1 million as of December 31, 2014, and as a result we would not have been permitted to pay ordinary dividends from Essent Guaranty, Inc. as of that date. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of less than approximately $3.7 million as of December 31, 2014, and as a result we would have limited ability to pay ordinary dividends from Essent Guaranty of PA, Inc. as of that date. As a result of these dividend limitations, we likely will not receive dividend income from our subsidiaries for several years and, consequently, Essent Group Ltd. may have limited liquidity and may be required to raise additional capital.

We may need additional capital to fund our operations or expand our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could negatively affect our results of operations and future growth.

        We may require incremental capital to support our growth and comply with regulatory requirements. To the extent we require capital in the future, we may need to obtain financing from the capital markets or other third-party sources of financing. Potential investors or lenders may be unable to provide us with financing that is attractive to us. Our access to such financing will depend, in part, on:

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

        The mortgage insurance industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by Federal and state agencies. Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the recent financial crisis. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers have been involved in class action litigation alleging violations of Section 8 of the Real Estate Settlement Procedures Act of 1974, or RESPA, and the Fair Credit Reporting Act, or FCRA. Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business services. Violations of the referral fee limitations of RESPA may be enforced by the CFPB, HUD, the Department of Justice, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received civil investigative demands from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. We received such an inquiry from the CFPB in January 2012; however, we do not currently have nor have we ever had any such captive reinsurance arrangements. In April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance, and a settlement with a fifth private mortgage insurer was announced in November 2013. Under the settlements as approved, the mortgage insurers agreed to end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and are required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders. Although we did not participate in the practices that were the subject of the CFPB investigation, the private mortgage insurance industry and our insurance subsidiaries are, and likely will continue to be, subject to substantial Federal and state regulation, which has increased in recent years as a result of the deterioration of the housing and mortgage markets in the United States. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

        The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG", to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The MGIWG has advised us that they would like to conclude their work in 2015.

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

        The Goldman Sachs Group, Inc., which holds interests in us both directly and through its affiliates, is a bank holding company and regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group, Inc. and on any company that is deemed to be controlled by The Goldman Sachs Group, Inc. under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interests in us, we are deemed to be controlled by The Goldman Sachs Group, Inc., and are therefore considered to be a non-bank subsidiary of The Goldman Sachs Group, Inc. under the BHC Act and so we are subject to the supervision and regulation of the Federal Reserve and to certain banking laws, regulations and orders that apply to The Goldman Sachs Group, Inc. We will remain subject to this regulatory regime until The Goldman Sachs Group, Inc. is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group, Inc. has significantly reduced its voting and economic interests in us.

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

        Recent legislative proposals would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the United States. There can be no assurance that any such proposal would not apply to Essent Group Ltd.

        Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates.

        Legislative proposals introduced in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration's Fiscal Year 2016 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Enactment of such legislation or proposal as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us to the extent we generate income from our Bermuda operations.

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

        For purposes of this discussion, the term "U.S. Person" means: (i) an individual citizen or resident of the United States, (ii) a partnership or corporation, created in or organized under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. Federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. Federal income tax purposes; or (v) any other person or entity that is treated for U.S. Federal income tax purposes as if it were one of the foregoing.

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

        If we are considered to be a PFIC for U.S. Federal income tax purposes, a U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. Federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. Federal income taxation.

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

        U.S. Persons holding our common shares should consider their possible obligation to file a FINCEN Form TD 114—Report of Foreign Bank and Financial Accounts Report—with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. Federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our common shares.

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

Proposed U.S. tax legislation could have an adverse impact on us or holders of our common shares.

        It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us or holders of our common shares. Any such legislation could have a retroactive effect. Additionally, the U.S. Federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States or is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" or the RPII of a CFC, are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

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

        Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 20, 2015, we had 92,662,850 outstanding common shares. Holders of approximately 50 million shares have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future. Once we register the shares for the holders of registration rights, they can be freely sold in the public market upon issuance.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We do not own any real property. We lease office facilities for our U.S. operations headquarters in Radnor, Pennsylvania and additional offices in Winston-Salem, North Carolina, Irvine, California and Bermuda. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

 PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common shares commenced trading on the New York Stock Exchange (NYSE) under the symbol "ESNT" on October 31, 2013. Before our initial public offering, there was no public market for our common shares. The following table sets forth, for the periods indicated, the high and low intra-day sales prices of our common shares as reported by the NYSE:

2013	High	Low
Fourth Quarter (since October 31, 2013)	$24.10	$19.95

2014	High	Low
First Quarter	$26.45	$21.32
Second Quarter	$22.59	$18.03
Third Quarter	$23.29	$17.26
Fourth Quarter	$26.02	$21.14

        As of February 20, 2015, we had approximately 32 holders of record of our common shares.

Performance Graph

        The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2014, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

        The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	12/31/2013	12/31/2014
S&P 500	$100	$105.23	$117.21
Peer Group	$100	$100.90	$101.24
ESNT	$100	$114.57	$122.43

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

Dividends

        We have not declared or paid any dividends during the past two fiscal years, and we do not currently expect to declare or pay dividends on our Common Shares for the foreseeable future. Instead, we intend to retain earnings to finance the growth and development of our business and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. In addition, the ability of our insurance subsidiaries to pay dividends to Essent Group Ltd. is limited by state insurance laws and under certain agreements with counterparties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Our Business—Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital." In addition, under the Bermuda Companies Act, we may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that we are, and would after the payment be, able to pay our respective liabilities as they become due and that the realizable value of our assets will, and after the payment would, exceed our liabilities.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014

        The following table sets forth, as of December 31, 2014, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	664,486	(1)	(2)	13,509,295	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	664,486		—	13,509,295

(1)
All of these shares are subject to outstanding restricted common share unit awards. This number does not include 2,761,569 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under Column (c).

(2)
Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)
All of the shares that remained available for future issuance as of December 31, 2014 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 14,700,000 common shares were originally reserved and available for delivery under the 2013 Plan. The total number of common shares reserved and available for delivery under the 2013 Plan is increased on the first day of each of our fiscal years beginning with 2014 in an amount equal to the lesser of (i) 1,500,000 common shares, (ii) 2% of our outstanding common shares on the last day of the immediately preceding fiscal year, or (iii) such number of common shares as determined by our board of directors. The number of common shares reserved and available for delivery under the 2013 Plan is subject to adjustment, as described below. The maximum number of common shares that may be issued in respect of incentive share options under the 2013 Plan is 14,700,000. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

Issuer Purchase of Equity Securities

        The table below sets forth information regarding repurchases of our common shares during the fourth quarter of 2014. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2014	0	$	N/A	—	—
November 1 - November 30, 2014	0	$	N/A	—	—
December 1 - December 31, 2014	3,110		$24.63	—	—

Total	3,110			—	—

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

        As of December 31, 2014, we have contributed in the aggregate all of our net proceeds from the offering (including approximately $36.7 million during the three months ended December 31, 2014) to our U.S. insurance subsidiaries and our Bermuda-based subsidiary, Essent Reinsurance Ltd., as capital investments.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations (In thousands, except per share amounts)	2014	2013	2012	2011	2010
Revenues:
Net premiums written	$276,778	$186,200	$72,668	$17,865	$219
Increase in unearned premiums	(53,549)	(62,829)	(30,875)	(9,686)	(9)

Net premiums earned	223,229	123,371	41,793	8,179	210
Net investment income	12,285	4,110	2,269	1,169	214
Realized investment gains, net	925	116	143	364	13
Other income	3,028	3,806	4,511	4,676	5,863

Total revenues	239,467	131,403	48,716	14,388	6,300

Losses and expenses:
Provision for losses and LAE	6,308	2,321	1,466	57	—
Other underwriting and operating expenses	97,232	71,055	61,126	48,781	33,928

Total losses and expenses	103,540	73,376	62,592	48,838	33,928

Income (loss) before income taxes	135,927	58,027	(13,876)	(34,450)	(27,628)
Income tax expense (benefit)	47,430	(7,386)	(333)	(895)	(54)

Net income (loss)	$88,497	$65,413	$(13,543)	$(33,555)	$(27,574)

Earnings (loss) per share (EPS)(1):
Basic:
Common Shares(2)	$1.05	$0.90	N/A	N/A	N/A
Class A common shares	N/A	N/A	$(0.49)	$(1.39)	$(1.24)
Class B-2 common shares	N/A	N/A	(0.01)	N/A	N/A
Diluted:
Common Shares(2)	$1.03	$0.70	N/A	N/A	N/A
Class A common shares	N/A	N/A	$(0.49)	$(1.39)	$1.24
Class B-2 common shares	N/A	N/A	(0.01)	N/A	N/A
Weighted average common shares outstanding:
Basic:
Common Shares(2)	83,986	14,044	N/A	N/A	N/A
Class A common shares	N/A	N/A	27,445	24,151	22,205
Class B-2 common shares	N/A	N/A	393	—	—
Diluted:
Common Shares(2)	85,602	18,103	N/A	N/A	N/A
Class A common shares	N/A	N/A	27,445	24,151	22,205
Class B-2 common shares	N/A	N/A	393	—	—

	December 31,
Balance sheet data ($ in thousands)	2014	2013	2012	2011	2010
Total investments	$1,057,613	$332,555	$247,414	$171,091	$161,725
Cash	24,411	477,655	22,315	18,501	15,511
Total assets	1,181,461	853,970	283,332	210,066	193,589
Reserve for losses and LAE	8,427	3,070	1,499	57	—
Unearned premium reserve	156,948	103,399	40,570	9,695	9
Amounts due under Asset Purchase Agreement	—	4,949	9,841	14,703	2,485
Total stockholders' equity	$955,738	$722,141	$219,123	$176,061	$183,493

	December 31,
Selected additional data ($ in thousands)	2014	2013	2012	2011	2010
New insurance written(3)	$24,799,434	$21,152,638	$11,241,161	$3,229,720	$245,898
Loss ratio(4)	2.8%	1.9%	3.5%	0.7%	0.0%
Expense ratio(5)	43.6%	57.6%	146.3%	596.4%	16,156.2%

Combined ratio	46.4%	59.5%	149.8%	597.1%	16,156.2%

	December 31,
Insurance portfolio ($ in thousands)	2014	2013	2012	2011	2010
Insurance in force	$50,762,594	$32,028,196	$13,628,980	$3,376,708	$244,968
Risk in force	$12,227,270	$7,768,605	$3,221,631	$777,460	$53,561
Policies in force	229,721	141,417	59,764	15,135	1,204
Loans in default	457	159	56	3	—
Percentage of loans in default	0.20%	0.11%	0.09%	0.02%	—

Insurance company capital ($ in thousands)
U.S. Mortgage Insurance
Business
Combined statutory capital(6)	$705,890	$469,424	$203,611	$150,851	$165,144
Risk to capital ratios:
Essent Guaranty, Inc.	16.4:1	16.6:1	15.8:1	5.0:1	0.3:1
Essent Guaranty of PA, Inc.	14.6:1	17.1:1	16.2:1	10.4:1	0.6:1
Combined(7)	16.2:1	16.5:1	15.8:1	5.2:1	0.3:1
Essent Reinsurance Ltd.
Mortgage Insurance Business
Stockholder's equity (GAAP basis)	$155,123	$389	$366	$294	$195
Net risk in force(8)	$835,976	N/A	N/A	N/A	N/A

(1)
Prior to the initial public offering ("IPO") which was completed on November 5, 2013, the Company had two classes of common shares outstanding: Class A common shares and Class B-2 common shares. The Class A common shares accrued a 10% cumulative dividend and the Class B-2 common shares had no stated dividend rate with any dividends being declared at the discretion of the Company's Board of Directors. Accordingly, earnings (loss) per common share was calculated using the "two-class" method which provides that earnings and losses be allocated to each class of common shares according to dividends declared and their respective participation rights. Substantially all of the net income (loss) for the periods prior to the IPO was allocated to the Class A common shares for purposes of determining earnings per share. Upon the completion of the IPO, all of the Class A common shares and the Class B-2 common shares converted into a single class of common shares (the "Common Shares"), as more fully described in Note 9 to our consolidated financial statements.

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

(3)
New insurance written ("NIW") includes NIW on a flow basis (in which loans are insured in individual, loan-by-loan transactions) and bulk insurance that we write (in which each loan in a portfolio of loans is insured in a single transaction).

(4)
Loss ratio is calculated by dividing the provision for loss and loss adjustment expenses by net premiums earned.

(5)
Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(6)
Combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions.

(7)
The combined risk to capital ratio equals the sum of the net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital.

(8)
Net risk in force represents total risk in force, net of reinsurance ceded and net of exposure on policies for which loss reserves have been established.

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

        Except as otherwise indicated, "Market Share" means our market share as measured by our share of total new insurance written ("NIW") on a flow basis (in which loans are insured in individual, loan-by-loan transactions) in the private mortgage insurance industry, and excludes NIW under the Home Affordable Refinance Program ("HARP" and such NIW, the "HARP NIW") and bulk insurance (in which each loan in a portfolio of loans is insured in a single transaction).

Overview

        We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Since writing our first policy in May 2010, we have grown to an estimated 13.7% Market Share for the year ended December 31, 2014, up from 12.1% and 8.6% for the years ended December 31, 2013 and 2012, respectively. We believe that our success has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

        In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write mortgage insurance coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013. The financial strength of Essent Guaranty, Inc., our wholly-owned insurance subsidiary, is rated Baa2 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by Standard & Poor's Rating Services.

        We had master policy relationships with approximately 1,175 customers as of December 31, 2014. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 332 employees as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, we generated new insurance written of approximately $24.8 billion (including approximately $1.8 billion in NIW written on a bulk basis), $21.2 billion and $11.2 billion, respectively, and as of December 31, 2014, we had approximately $50.8 billion of insurance in force.

        We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." In 2014, Essent Re issued two policies in connection with Freddie Mac's Agency Credit Insurance Structure (ACIS) program covering in the aggregate up to approximately $43.7 million of risk on mortgage loans in reference pools associated with debt notes issued by Freddie Mac. Essent Re also reinsures 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

Legislative and Regulatory Developments

        Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. Key regulatory and legislative developments that may affect us include:

  Housing Finance, GSE Reform and GSE Qualified Mortgage Insurer Requirements

        Because an overwhelming majority of our current and expected future business is the provision of mortgage insurance on loans sold to the GSEs, changes to the business practices of the GSEs or any regulation relating to the GSEs may impact our business and our results of operations. The FHFA is the regulator and conservator of the GSEs with authority to control and direct their operations. The FHFA has directed, and is likely to continue to direct, changes to the business operations of the GSEs in ways that affect the mortgage insurance industry.

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

        On July 10, 2014, the FHFA released for public input draft Private Mortgage Insurer Eligibility Requirements (PMIERs). If implemented, the PMIERs would represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs would replace the current eligibility requirements separately established by each of Fannie Mae and Freddie Mac prior to the financial crisis. As proposed, the PMIERs include new financial strength requirements incorporating a risk-based framework that would require approved insurers to have a sufficient level of liquid assets from which to pay claims. These new requirements would impact the amount of capital a mortgage insurer must hold. The draft requirements also include enhanced operational performance expectations and define remedial actions that would apply should an approved insurer fail to comply with the new requirements. The public input period with respect to the PMIERs closed on September 8, 2014. The FHFA has advised us that it does not expect to release the final PMIERs until at least late in the first quarter of 2015.

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

        Although some large lenders have announced plans to originate loans that do not qualify as QMs, we expect that most lenders will be reluctant to make non QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations will have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and will directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. To the extent the use of private mortgage insurance causes a loan not to meet the definition of a QM, the volume of loans originated with mortgage insurance may decline. In addition, the impact of the mortgage insurance premiums on the calculation of points and fees for purposes of QM may influence the use of mortgage insurance, as well as our mix of premium plans and therefore our profitability. See "—Factors Affecting Our Results of Operations—Persistency and Business Mix" and "Risk Factors—Risks Relating to Our Business—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

  Risk Retention Requirements and QRM Definition

        The Dodd-Frank Act provides for an originator or issuer risk -retention requirement on securitized mortgage loans that do not meet the definition of a QRM. On December 24, 2014, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted a joint final rule to implement the Qualified Residential Mortgage, or QRM, regulations as required by Dodd-Frank. The final rule aligns the definition of a QRM loan with that of a QM loan and will take effect on December 24, 2015. Given the alignment of the QRM definition to QM, unless the QRM or QM definitions are revised we see little or no adverse impact to our current business from the final QRM standards. See "Business—Regulation—Federal Laws and Regulation—Dodd-Frank Act—Qualified Residential Mortgage Regulations—Risk Retention Requirements" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

  FHA Reform

        The FHA is our primary competitor outside of the private mortgage insurance industry and the FHA's role in the mortgage insurance industry is also significantly dependent upon regulatory developments. The U.S. Congress is considering reforms of the housing finance market, which includes consideration of the future mission, size and structure of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 17, 2014 on the financial status of the FHA Mutual

Mortgage Insurance Fund, or MMIF showed the capital reserve ratio of the MMIF at 0.41%, an improvement from prior years, but still below the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the fund and the stated desire to support the housing recovery, in January 2015 President Obama announced a 50 basis point reduction in FHA premiums.

        In part as a result of this capital shortfall, Congress has over the past several years considered legislation to reform the FHA. If FHA reform were to raise FHA premiums, tighten FHA credit guidelines, make other changes which make lender use of FHA less attractive, or implement credit risk sharing between FHA and private mortgage insurers, these changes may be beneficial to our business. However, there can be no assurance that any FHA reform legislation will be enacted into law, and what provisions may be contained in any final legislation, if any. Therefore, the future impact on our business is uncertain. See "Business—Regulation—Federal Laws and Regulation—FHA Reform" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

Factors Affecting Our Results of Operations

  Net Premiums Written and Earned

        Premiums are based on insurance in force, or IIF, during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average premium rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus NIW less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

  •
  NIW, which is the aggregate principal amount of the new mortgages that are insured during a period. Many factors affect NIW, including, among others, the volume of low down payment home mortgage originations and the competition to provide credit enhancement on those mortgages;

  •
  Cancellations of our insurance policies, which are impacted by payments on mortgages, home price appreciation, or refinancings, which in turn are affected by mortgage interest rates. Cancellations are also impacted by the levels of claim payments and rescissions;

  •
  Premium rates, which represent the amount of the premium due as a percentage of IIF. Premium rates are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

  •
  Premiums ceded or assumed under reinsurance arrangements. To date, we have not entered into any third-party reinsurance contracts.

        Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2014 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the year ended December 31, 2014, monthly and single premium policies comprised 80% and 20% of our NIW, respectively.

  Persistency and Business Mix

        The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.4% at December 31, 2014. Generally, higher prepayment speeds lead to lower persistency.

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

  Net Investment Income

        Our investment portfolio was comprised entirely of investment grade fixed income securities and money market investments as of December 31, 2014. The principal factors that influence investment income are the size of the investment portfolio and the yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any "other than temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

  Other Income

        In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as "Triad", to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. From the period from December 1, 2009 to November 30, 2010, this fee was based on a fixed amount. Effective December 1, 2010, the fee is adjusted monthly based on the number of Triad's mortgage insurance policies in force and, accordingly, will decrease over time as Triad's existing policies are cancelled. The services agreement provides for a minimum monthly fee of $150,000 for the duration of the services agreement. The services agreement was automatically extended until November 30, 2015 and provides for four subsequent one-year renewals at Triad's option. See Note 6 to our consolidated financial statements.

        Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. The insurance and reinsurance policies issued by Essent Re in connection with the ACIS program are accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies are impacted by changes in market observable factors. See Note 16 to our consolidated financial statements.

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

  •
  the rate at which we may rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our Clarity of Coverage master policy endorsement, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

  •
  the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 97% of our IIF as of December 31, 2014 having been originated since January 1, 2012. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

        We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2014, 47% of our IIF relates to business written in 2014 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

  Other Underwriting and Operating Expenses

        Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

        Our most significant expense is compensation and benefits for our employees, which represented 66%, 66% and 52% of other underwriting and operating expenses for the years ended December 31, 2014, 2013 and 2012, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased each period as we have increased our staffing from 157 employees at January 1, 2012 to 332 at December 31, 2014, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

        Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. Depreciation and amortization expense represented 3%, 3% and 25% of other underwriting and operating expenses for the years ended December 31, 2014, 2013 and 2012, respectively. A significant portion of the depreciation expense recorded during 2012 related to the assets acquired from Triad for $30 million in cash and the assumption of certain contractual obligations under that certain asset purchase agreement, dated October 7, 2009, among Essent Guaranty, Inc. and Triad (the "Asset Purchase Agreement"). The purchase price of the assets acquired from Triad was allocated primarily to acquired technology (94%) and workforce-in-place (4%) and was amortized to expense on a straight-line basis over 36 months and 48 months, respectively, from the date of acquisition. The acquired technology component of the purchase price was fully depreciated as of November 30, 2012 and the workforce-in-place component of the purchase price was fully amortized as of November 30, 2013 and, accordingly, depreciation and amortization expense in 2014 and 2013 was lower than prior periods.

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

        Essent Group Ltd. and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Prior to 2014, these entities incurred expenses and generated limited amounts of investment income. In 2014, Essent Re entered into insurance and reinsurance transactions with Freddie Mac and entered into a quota share reinsurance agreement with Essent Guaranty, an affiliate, to reinsure 25% of Essent Guaranty's GSE-eligible NIW effective July 1, 2014.

        Since inception and prior to June 30, 2013, we recorded a valuation allowance against deferred tax assets, and, as such, we generally did not record a benefit associated with the losses incurred in prior periods or other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities resulting from the increase or decrease in the unrealized gain on our investment portfolio. At June 30, 2013, after weighing all the evidence, we concluded that it was more likely than not that our deferred tax assets would be realized. As a result, in 2013 we released the valuation allowance on our deferred tax assets. The release of the valuation allowance resulted in the recognition of a net $7.4 million benefit for Federal income taxes in the year ended December 31, 2013.

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

Key Performance Indicators

  Insurance In Force

        As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. From 2010, when we first began writing policies, through December 31, 2014, we have increased our NIW annually. We have also grown the number of customers who have approved us to provide mortgage insurance over this period, as well as increased our share of NIW from certain customers over time. The following table includes a summary of the change in our IIF for the years ended December 31, 2014, 2013 and 2012. In addition, this table includes our RIF at the end of each period and the number of customers that purchased mortgage insurance during each respective period.

	Year Ended December 31,
($ in thousands)	2014	2013	2012
IIF, beginning of period	$32,028,196	$13,628,980	$3,376,708
NIW	24,799,434	21,152,638	11,241,161
Cancellations	(6,065,036)	(2,753,422)	(988,889)

IIF, end of period	$50,762,594	$32,028,196	$13,628,980

Average IIF during the period	$40,577,996	$22,787,671	$7,581,042
RIF, end of period	$12,227,270	$7,768,605	$3,221,631
Number of customers generating NIW during the period	1,000	721	463

        Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. Following is a summary of our IIF at December 31, 2014 by vintage:

($ in thousands)	$	%
2014	$23,699,572	46.7%
2013	17,907,693	35.3
2012	7,780,072	15.3
2011	1,298,063	2.6
2010	77,194	0.1

	$50,762,594	100.0%

  Average Premium Rate

        Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing.

        The following table outlines our average premium rate, which reflects net premiums earned as a percentage of average IIF, for the periods presented:

	Year Ended December 31,
($ in thousands)	2014	2013	2012
Net premiums earned	$223,229	$123,371	$41,793
Average IIF during the period	$40,577,996	$22,787,671	$7,581,042
Average premium rate	0.55%	0.54%	0.55%

  Persistency Rate

        The measure for assessing the impact of policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in "—Factors Affecting Our Results of Operations—Persistency and Business Mix."

  Risk to Capital

        The risk to capital ratio is frequently used as a measure of capital adequacy in the U.S. mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital for our U.S. insurance companies is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in "—Liquidity and Capital Resources—Insurance Company Capital."

        As of December 31, 2014, our combined net risk in force for our U.S. insurance companies was $11.4 billion and our combined statutory capital was $705.9 million, resulting in a risk to capital ratio of 16.2 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25.0 to 1. State insurance regulators and, as discussed in "—Liquidity and Capital Resources—Draft Private Mortgage Insurer Eligibility Requirements" below, the GSEs are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

        The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations ($ in thousands)	2014	2013	2012
Revenues:
Net premiums written	$276,778	$186,200	$72,668
Increase in unearned premiums	(53,549)	(62,829)	(30,875)

Net premiums earned	223,229	123,371	41,793
Net investment income	12,285	4,110	2,269
Realized investment gains, net	925	116	143
Other income	3,028	3,806	4,511

Total revenues	239,467	131,403	48,716

Losses and expenses:
Provision for losses and LAE	6,308	2,321	1,466
Other underwriting and operating expenses	97,232	71,055	61,126

Total losses and expenses	103,540	73,376	62,592

Income (loss) before income taxes	135,927	58,027	(13,876)
Income tax expense (benefit)	47,430	(7,386)	(333)

Net income (loss)	$88,497	$65,413	$(13,543)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

        For the year ended December 31, 2014, we reported net income of $88.5 million, compared to net income of $65.4 million for the year ended December 31, 2013. The increase in our operating results in 2014 over 2013 was primarily due to an increase in net premiums earned associated with the growth of our IIF and increases in net investment income and realized investment gains, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

  Net Premiums Written and Earned

        Net premiums earned increased in the year ended December 31, 2014 by 81% compared to the year ended December 31, 2013 primarily due to the increase in our average IIF from $22.8 billion in 2013 to $40.6 billion in 2014. Net premiums written increased in the year ended December 31, 2014 by 49% over the prior year.

        In the year ended December 31, 2014, unearned premiums increased by $53.5 million as a result of net premiums written on single premium policies of $84.1 million which was partially offset by $30.6 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2013, unearned premiums increased by $62.8 million as a result of net premiums written on single premium policies of $78.5 million which was partially offset by $15.7 million of unearned premium that was recognized in earnings during the year. Included in unearned premium recognized was $8.2 million and $4.1 million related to policy cancellations for the year ended December 31, 2014 and 2013, respectively.

  Net Investment Income

        Our net investment income was derived from the following sources for the period indicated:

	Year Ended December 31,
($ in thousands)	2014	2013
Fixed maturities	$13,356	$4,671
Short-term investments	56	26

Gross investment income	13,412	4,697
Investment expenses	(1,127)	(587)

Net investment income	$12,285	$4,110

        The increase in net investment income to $12.3 million for the year ended December 31, 2014 as compared to $4.1 million for the year ended December 31, 2013 is primarily due to an increase in the weighted average balance of our investment portfolio as a result of investing proceeds from our secondary offering of Common Shares in 2014, proceeds from our IPO and capital contributions from our initial investors in 2013, and cash flows generated from operations. The average cash and investment portfolio balance was $887.2 million and $442.8 million during the years ended December 31, 2014 and 2013, respectively. The pre-tax investment income yield was 1.5% and 1.1% in the years ended December 31, 2014 and 2013, respectively. The pre-tax investment income yields are calculated based on amortized cost. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

  Other Income

        Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and reinsurance policies issued by Essent Re under the ACIS program. The decrease in other income for the year ended December 31, 2014 compared to the same period in 2013 is primarily due to a reduction in the number of Triad's mortgage insurance policies in force, partially offset by an increase in contract underwriting revenue. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

  Provision for Losses and Loss Adjustment Expenses

        The increase in the provision for losses and LAE in 2014 as compared to 2013 was primarily due to an increase in the number of insured loans in default partially offset by previously identified defaults that cured.

        The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2014	2013
Beginning default inventory	159	56
Plus: new defaults	904	327
Less: cures	(578)	(208)
Less: claims paid	(28)	(16)

Ending default inventory	457	159

        The increase in the number of defaults at December 31, 2014 compared to December 31, 2013 is primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

        The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2014	2013
Case reserves (in thousands)	$7,700	$2,807
Ending default inventory	457	159
Average reserve per default	$16,851	$17,658
Default rate	0.20%	0.11%
Claims received included in ending default inventory	9	5

        The decrease in the average reserve per default is primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default. In addition, historical cure ratios showed improvement in 2014.

        The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims.

	As of December 31,
($ in thousands)	2014	2013
Reserve for losses and LAE at beginning of year	$3,070	$1,499
Add provision for losses and LAE occurring in:
Current year	6,877	2,986
Prior years	(569)	(665)

Incurred losses during the current year	6,308	2,321

Deduct payments for losses and LAE occurring in:
Current year	138	239
Prior years	813	511

Loss and LAE payments during the current year	951	750

Reserve for losses and LAE at end of year	$8,427	$3,070

	As of December 31, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	247	54%	$2,381	31%	$13,059	18%
Four to eleven payments	167	37	3,748	49	8,132	46
Twelve or more payments	34	7	1,147	15	1,510	76
Pending claims	9	2	424	5	419	101

Total	457	100%	7,700	100%	$23,120	33

IBNR			578
LAE and other			149

Total reserves			$8,427

	As of December 31, 2013
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	88	56%	$841	30%	$3,972	21%
Four to eleven payments	56	35	1,497	53	2,672	56
Twelve or more payments	10	6	300	11	447	67
Pending claims	5	3	169	6	166	102

Total	159	100%	2,807	100%	$7,257	39

IBNR			211
LAE and other			52

Total reserves			$3,070

        During the year ended December 31, 2014, the provision for losses and LAE was $6.3 million, comprised of $6.9 million of current year losses partially offset by $0.6 million of favorable prior years' loss development. During the year ended December 31, 2013, the provision for losses and LAE was $2.3 million, comprised of $3.0 million of current year losses partially offset by $0.7 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

        During the year ended December 31, 2014, we paid 28 claims for a total amount of $0.9 million. During the year ended December 31, 2013, we paid 16 claims for a total amount of $0.7 million. Claim severity, representing the total amount of claims paid divided by the related RIF of the defaulted mortgage loans, for the years ended December 31, 2014 and 2013 was 79% and 90%, respectively.

  Other Underwriting and Operating Expenses

        Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2014		2013
($ in thousands)	$	%	$	%
Compensation and benefits	$64,286	66%	$46,971	66%
Other	32,946	34	24,084	34

	$97,232	100%	$71,055	100%

Number of employees at end of period	332		289

        Other underwriting and operating expenses increased to $97.2 million in the year ended December 31, 2014 as compared to $71.1 million in the year ended December 31, 2013. The significant factors contributing to the change in other underwriting and operating expenses are:

  •
  Compensation and benefits increased primarily due to the increase in our workforce to 332 at December 31, 2014 from 289 at December 31, 2013. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits also increased as a result of an increase in annual incentive compensation and incremental cash and stock-based compensation. The increase in stock-based compensation is primarily due to the restricted shares and restricted share units issued to all employees in connection with our initial public offering as well as restricted shares and restricted share units issued in connection with annual incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

  •
  Other expenses, including premium taxes, travel, marketing, hardware, software, rent and other facilities expenses, depreciation, amortization, increased as a result of the expansion of our business. In addition, effective with the completion of our initial public offering, we began to incur certain incremental public company expenses, including insurance and board of directors costs.

  Income Taxes

        Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $47.4 million for the year ended December 31, 2014 compared to an income tax benefit of $7.4 million for the year ended December 31, 2013. Our effective tax rate was 34.9% for the year ended December 31, 2014, which approximates the U.S. federal statutory tax rate as substantially all of our earnings in 2014 were generated in the United States.

        Our effective tax rate was (12.7)% for the year ended December 31, 2013. Since inception and prior to June 30, 2013, we had evaluated the realizability of our deferred tax assets on a quarterly basis and concluded that it was more likely than not that some portion or all of the deferred tax asset would not be realized and provided a valuation allowance against the deferred tax assets. Accordingly, we did not record a benefit associated with the losses incurred in prior periods or for other income tax benefits. At June 30, 2013, we concluded that it is more likely than not that our deferred tax assets will be realized. As a result, as of December 31, 2013 we released the valuation allowance on our deferred tax assets in accordance with Accounting Standard Codification ("ASC") No. 740-270. The release of the valuation allowance resulted in the recognition of a net $7.4 million benefit for income taxes for the year ended December 31, 2013.

        At December 31, 2014 and 2013, we concluded that it is more likely than not that our deferred tax assets would be realized. Beginning in 2015, we expect an increasing portion of our consolidated earnings will be generated in Bermuda and accordingly expect that our effective tax rate will decline below the U.S. federal statutory tax rate.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        For the year ended December 31, 2013, we reported net income of $65.4 million, compared to net loss of $13.5 million for the year ended December 31, 2012. The increase in our operating results in 2013 over 2012 was primarily due to an increase in net premiums earned associated with the growth of our IIF and an increase in net investment income as well as the income tax benefit recorded due to the reversal of our valuation allowance against deferred tax assets, partially offset by increases in other underwriting and operating expenses and the provision for losses and loss adjustment expenses and a reduction in other income.

  Net Premiums Written and Earned

        Net premiums earned increased in the year ended December 31, 2013 by 195% compared to the year ended December 31, 2012 primarily due to the increase in our average IIF from $7.6 billion in 2012 to $22.8 billion in 2013. Net premiums written increased in the year ended December 31, 2013 by 156% over the prior year.

        In the year ended December 31, 2013, unearned premiums increased by $62.8 million as a result of net premiums written on single premium policies of $78.5 million which was partially offset by $15.7 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2012, unearned premiums increased by $30.9 million as a result of net premiums written on single premium policies of $35.7 million partially offset by $4.8 million of unearned premium that was recognized during the year. Included in unearned premium recognized was $4.1 million related to policy cancellations for the year ended December 31, 2013.

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

        The following tables include additional information about our loans in default as of the dates indicated:

	As of December 31,
	2013	2012
Case reserves (in thousands)	$2,807	$1,393
Ending default inventory	159	56
Average direct reserve per default	$17,658	$24,860
Default rate	0.11%	0.09%
Claims received included in ending default inventory	5	3

        The decrease in the average reserve per default is primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default. In addition, historical cure ratios showed continued improvement in 2013.

        The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims.

	As of December 31,
($ in thousands)	2013	2012
Reserve for losses and LAE at beginning of year	$1,499	$57
Add provision for losses and LAE occurring in:
Current year	2,986	1,523
Prior years	(665)	(57)

Incurred losses during the current year	2,321	1,466

Deduct payments for losses and LAE occurring in:
Current year	239	24
Prior years	511	—

Loss and LAE payments during the current year	750	24

Reserve for losses and LAE at end of year	$3,070	$1,499

	As of December 31, 2013
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	88	56%	$841	30%	$3,972	21%
Four to eleven payments	56	35	1,497	53	2,672	56
Twelve or more payments	10	6	300	11	447	67
Pending claims	5	3	169	6	166	102

Total	159	100%	2,807	100%	$7,257	39

IBNR			211
LAE and other			52

Total reserves			$3,070

	As of December 31, 2012
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	30	54%	$391	28%	$1,335	29%
Four to eleven payments	19	34	689	49	948	73
Twelve or more payments	4	7	132	10	184	72
Pending claims	3	5	181	13	168	108

Total	56	100%	1,393	100%	$2,635	53

IBNR			70
LAE and other			36

Total reserves			$1,499

        During the year ended December 31, 2013, the provision for losses and LAE was $2.3 million, comprised of $3.0 million of current year losses partially offset by $0.7 million of favorable prior years'

loss development. During the year ended December 31, 2012, the provision for losses and LAE was $1.5 million, comprised of $1.6 million current year losses partially offset by $0.1 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

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

        Other underwriting and operating expenses increased to $71.1 million during the year ended December 31, 2013 as compared to $61.1 million for the year ended December 31, 2012. The significant factors contributing to the change in other underwriting and operating expenses are:

  •
  Compensation and benefits increased primarily due to the increase in our workforce to 289 at December 31, 2013 from 209 employees at December 31, 2012. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits also increased as a result of an increase in annual incentive compensation and incremental cash and stock-based compensation. The increase in stock-based compensation is primarily due to the restricted shares and restricted share units issued to all employees in connection with our initial public offering. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

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

  •
  Other expenses, including premium taxes, travel, marketing, hardware, software, rent and other facilities expenses, increased as a result of the expansion of our business. In addition, effective with the completion of our initial public offering, we began to incur certain incremental public company expenses, including insurance and board of directors costs.

        We account for stock based compensation issued to employees using a fair value based method under which we measure the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of the award. Certain members of senior management were granted nonvested Common Shares in September 2013. The fair value for those grants of

$14.50 per Common Share was based on analysis at the time of the grant, provided by the underwriters associated with the offering, regarding the estimated fair value of Essent and the estimated IPO price range of $13.50 to $15.50 per Common Share. Factors considered in determining the IPO price range and Common Share valuation included prevailing market conditions, estimates of the Company's business potential and earnings prospects, the Company's historical operating results, market valuations of companies deemed comparable to the Company and an assessment of risks and opportunities. Employees that were not granted nonvested Common Shares in September 2013 were granted nonvested Common Share units on October 31, 2013. The fair value for those share unit grants was the initial public offering price of $17.00 per Common Share. The increase in the estimated fair value of Common Shares from September 2013 to October 31, 2013 was due to external factors including an increase in the valuations of publicly traded mortgage insurers during that period and Company-specific factors including the conclusion of the Company's IPO marketing efforts which resulted in an oversubscription at the IPO pricing range and setting the final IPO price at $17.00.

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

  •
  our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

  •
  our current net operating loss carryforwards would be fully utilized in 2013.

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

        As of December 31, 2014, we had substantial liquidity with cash and short term investments of $235.1 million, which includes $125.1 million at the holding company. Our cash and short term investment position increased during the year ended December 31, 2014 primarily as a result of net proceeds of $126.7 million from our secondary offering of Common Shares which was completed in November 2014 plus cash flows from operations, net of amounts invested in our fixed income portfolio. As of December 31, 2014, we have $1.1 billion in cash and investments and no debt.

        Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

        While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, or to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives including the insurance activities of Essent Re.

        At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

  •
  significant decline in the value of our investments;

  •
  inability to sell investment assets to provide cash to fund operating needs;

  •
  decline in expected revenues generated from operations;

  •
  increase in expected claim payments related to our IIF; or

  •
  increase in operating expenses.

        Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which it is authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2014, Essent Guaranty, Inc. had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2015. At December 31, 2014, Essent PA, Inc. had unassigned surplus of $3.7 million. In 2014, Essent Guaranty of PA, Inc. paid a $200,000 dividend to Essent US Holdings, Inc. Essent Guaranty, Inc. has paid no dividends since its inception. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2014, Essent Re had total equity of $155.1 million. At December 31, 2014, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

  Cash Flows

        The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
($ in thousands)	2014	2013	2012
Net cash provided by operating activities	$153,704	$119,008	$36,639
Net cash used in investing activities	(727,700)	(96,760)	(79,729)
Net cash provided by financing activities	120,752	433,092	46,904

Net (decrease) increase in cash	$(453,244)	$455,340	$3,814

  Operating Activities

        Cash flow provided by operations totaled $153.7 million for the year ended December 31, 2014 as compared to $119.0 million for the year ended December 31, 2013 and $36.6 million for the year ended December 31, 2012. The increase in cash flow from operations of $34.7 million in 2014 and $82.4 million in 2013 was a result of increases in premium collected and net investment income partially offset by an increase in expenses paid and a decrease in other income in both periods.

  Investing Activities

        Cash flow used in investing activities totaled $727.7 million for the year ended December 31, 2014 as compared to cash used in investing activities of $96.8 million for the year ended December 31, 2013. The increase in cash flow used in investing activities was primarily related to investing proceeds from our IPO, secondary offering, capital contributions from our initial investors and cash flows from the business.

        Cash flow used in investing activities totaled $96.8 million for the year ended December 31, 2013 as compared to $79.7 million for the year ended December 31, 2012. The increase in cash flow used in investing activities was primarily related to investing a portion of capital contributions from our initial investors and cash flows from the business.

  Financing Activities

        Cash flow provided by financing activities totaled $120.8 million for the year ended December 31, 2014 as compared to cash flow provided by financing activities of $433.1 million for the year ended December 31, 2013. The decrease in cash flow provided by financing activities of $312.3 million was primarily due to a decrease in the issuance of common shares in 2014 as compared to 2013. In 2014, the Company completed a secondary offering of Common Shares for $126.7 million in net proceeds, net of offering costs. In 2013, the Company issued shares to its initial investors and completed its initial public offering resulting in a total of $437.6 million of net proceeds.

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

        Our combined risk to capital calculation for our U.S. insurance subsidiaries as of December 31, 2014 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders' surplus	$509,761
Contingency reserves	196,129

Combined statutory capital	$705,890

Combined net risk in force	$11,426,748

Combined risk to capital ratio	16.2:1

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

        In 2014, Essent Re entered into insurance and reinsurance transactions with Freddie Mac and also executed a quota share reinsurance agreement with Essent Guaranty to reinsure 25% of Essent Guaranty's GSE-eligible NIW effective July 1, 2014. During the year ended December 31, 2014, Essent Group Ltd. made capital contributions to Essent Re of $152.4 million to support new business written, including Essent Re's quota share reinsurance agreement with Essent Guaranty that was finalized in the third quarter of 2014. As of December 31, 2014, Essent Re had total stockholders' equity of $155.1 million and net risk in force of $836.0 million.

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

  Draft Private Mortgage Insurer Eligibility Requirements

        On July 10, 2014, the Federal Housing Finance Agency ("FHFA") released for public input draft Private Mortgage Insurer Eligibility Requirements ("PMIERs"). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include new financial strength requirements incorporating a risk-based framework that would require approved insurers to have a sufficient level of liquid assets from which to pay claims. These new requirements also would impact the amount of capital a mortgage insurer must hold. The draft requirements also include enhanced operational performance expectations and define remedial actions that would apply should an approved insurer fail to comply with the new requirements. The public input period with respect to the PMIERs closed on September 8, 2014. The FHFA has advised us that it does not expect to release the final PMIERs until at least late in the first quarter of 2015.

Financial Condition

  Stockholders' Equity

        As of December 31, 2014, stockholders' equity was $955.7 million compared to $722.1 million as of December 31, 2013. This increase was primarily due to net proceeds of $126.7 million from our secondary offering completed in November 2014 as well as net income generated in 2014.

  Investments

        As of December 31, 2014, the total fair value of our investment portfolio was $1.1 billion, compared to $332.6 million as of December 31, 2013. In addition, our total cash was $24.4 million as of December 31, 2014, compared to $477.7 million as of December 31, 2013. The increase in investments and decrease in cash was primarily due to investing the proceeds from our initial public offering and capital contributions in the form of cash that were received in 2013 which had not been fully invested as of December 31, 2013 along with investing proceeds from our secondary offering and cash flows from operations.

Investment Portfolio by Asset Class

	December 31, 2014		December 31, 2013
Asset Class ($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$74,216	7.0%	$59,187	17.8%
U.S. agency securities	4,520	0.4	14,839	4.5
U.S. agency mortgage-backed securities	83,540	7.9	22,241	6.7
Municipal debt securities(1)	195,546	18.5	57,650	17.3
Corporate debt securities	296,829	28.1	125,593	37.8
Mortgage-backed securities	66,086	6.3	18,581	5.6
Asset-backed securities	126,188	11.9	20,385	6.1
Money market investments	210,688	19.9	14,079	4.2

Total Investments	$1,057,613	100.0%	$332,555	100.0%

(1)
At December 31, 2014, approximately 59.7% of municipal debt securities were special revenue bonds, 37.5% were general obligation bonds, 1.5% were tax allocation bonds, 0.8% were certification of participation bonds and 0.5% were special assessment bonds. At December 31, 2013, all municipal debt securities were general obligation bonds. For information regarding the amortized cost and fair value of the municipal debt securities, see Note 4 to our consolidated financial statements.

Investment Portfolio by Rating

	December 31, 2014		December 31, 2013
Rating(1) ($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$545,807	51.6%	$147,862	44.5%
Aa1	47,792	4.5	21,570	6.5
Aa2	51,958	4.9	15,464	4.6
Aa3	48,261	4.6	11,902	3.6
A1	74,161	7.0	26,541	8.0
A2	67,413	6.4	17,045	5.1
A3	71,964	6.8	29,886	9.0
Baa1	60,399	5.7	24,441	7.3
Baa2	79,727	7.5	30,782	9.3
Baa3	10,131	1.0	7,062	2.1
Below Baa3–	—	—	—	—

Total Investments	$1,057,613	100.0%	$332,555	100.0%

(1)
Based on ratings issued by Moody's, if available. S&P rating utilized if Moody's not available.

 Investment Portfolio by Effective Duration

	December 31, 2014		December 31, 2013
Effective Duration ($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$332,399	31.4%	$65,092	19.6%
1 to < 2 Years	85,971	8.1	19,093	5.7
2 to < 3 Years	167,504	15.8	74,335	22.4
3 to < 4 Years	106,432	10.1	63,214	19.0
4 to < 5 Years	80,300	7.6	66,230	19.9
5 or more Years	285,007	27.0	44,591	13.4

Total Investments	$1,057,613	100.0%	$332,555	100.0%

Top Ten Portfolio Holdings

	December 31, 2014
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Moody's Rating
1	US Treasury 2.375% 8/15/2024	$16,907	$16,522	$385	Aaa
2	US Treasury 1.500% 11/30/2019	8,744	8,747	(3)	Aaa
3	US Treasury 2.000% 10/31/2021	7,520	7,486	34	Aaa
4	Fannie Mae 4.500% MBS 30Yr	7,064	7,057	7	Aaa
5	Freddie Mac 4.000% MBS 30Yr	6,891	6,669	222	Aaa
6	US Treasury 2.750% 2/15/2024	5,498	5,396	102	Aaa
7	US Treasury 2.000% 8/31/2021	5,216	5,173	43	Aaa
8	Ally Master Owner Trust ABS 2014-1 A1	5,045	5,061	(16)	Aaa
9	US Treasury 2.000% 11/15/2021	5,019	5,048	(29)	Aaa
10	Sysco Corporation 3.000% 10/2/2021	4,680	4,712	(32)	A2

Total		$72,584	$71,871	$713

Percent of Investment Portfolio		6.9%

(1)
As of December 31, 2014, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other than temporary impairments. Also, see Note 4 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

	December 31, 2013
Rank ($ in thousands)	Security	Fair Value
1	U.S. T-Note 2% 4/30/2016	$6,621
2	U.S. T-Note 2.125% 2/29/2016	6,442
3	U.S. T-Note 2.625% 12/31/2014	5,429
4	U.S. T-Note 2.375% 6/30/2018	4,874
5	U.S. T-Note 1.625% 8/15/2022	4,724
6	Goldman Sachs CMBS 2007-1	4,392
7	U.S. T-Note 1.375% 9/30/2018	3,951
8	U.S. T-Note 3.625% 2/15/2021	3,885
9	Freddie Mac 3.0% 30 Yr MBS	3,813
10	Scholar Funding ABS 2013-A	3,331

Total		$47,462

Percent of Investment Portfolio		14.3%

        The following table includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2014:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating(1)(2)
Texas
Dallas/Fort Worth International Airport	$2,892	$2,671	A1
The University of Texas	2,500	2,390	Aaa
City of Houston TX	2,373	2,356	Aa2
Cypress-Fairbanks Independent School District	2,184	2,192	Aaa
Harris County Cultural Education	2,003	2,000	A1
Alamo Community College District	1,775	1,764	Aaa
Alvin Independent School District	1,276	1,290	Aaa
Texas Transportation Commission	1,230	1,185	Aaa
Houston Texas Combined Utility System	1,217	1,141	Aa2
County of Dallas TX	1,121	1,122	Aaa
Pasadena Independent School District	1,093	1,087	Aaa
Tarrant County Cultural Education	1,088	1,076	Aa3
State of Texas Public Finance Authority	1,070	1,053	Aaa
North Texas Tollway Authority	1,068	1,065	A3
County of Rockwall TX	808	807	Aa2
City of El Paso TX	611	575	Aa1

	$24,309	$23,774

New York
New York City Transitional Finance Authority	$3,437	$3,311	Aa1
Port Authority of New York & New Jersey	3,239	3,118	Aa3
New York State Urban Development	2,818	2,730	Aa1
New York State Dormitory Authority	2,418	2,365	Aa1
Metropolitan Transportation Authority	2,411	2,302	A2
City of New York NY	2,311	2,290	Aa2
County of Albany NY	1,891	1,875	Aa3
New York City Water and Sewer System	1,707	1,631	Aa2
Town of Oyster Bay NY	1,143	1,141	Aa2
Triborough Bridge & Tunnel Authority	798	766	Aa3

	$22,173	$21,529

Total	$46,482	$45,303

(1)
None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)
Based on ratings issued by Moody's if available. S&P utilized if Moody's is not available.

Contractual Obligations

        As of December 31, 2014, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Estimated loss and LAE payments(1)	$8,427	$5,230	$3,197	$—	$—
Operating lease obligations	19,907	1,486	4,139	3,924	10,358

Total	$28,334	$6,716	$7,336	$3,924	$10,358

(1)
Our estimate of loss and LAE payments reflects the application of accounting policies described below in "—Critical Accounting Policies—Reserve for Losses and Loss Adjustment Expenses." The payments due by period are based on management's estimates and assume that all of the loss and LAE reserves included in the table will result in payments.

        We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2015 under the non-cancelable sublease.

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

  Reserve for Losses and Loss Adjustment Expenses

        We establish reserves for losses based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC No. 944, in accordance with industry practice. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loans are classified as defaulted when the borrower has missed two consecutive payments. Once we are notified that a borrower has defaulted, we will consider internal and third-party information and models, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. In addition, we will project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on this information, at each reporting date we determine our best estimate of loss reserves at a given point in time. Included in loss reserves are reserves for incurred but not reported ("IBNR") claims. IBNR reserves represent our estimated unpaid losses on loans that are in default, but have not yet been reported to us as delinquent by our customers. We will also establish reserves for associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Establishing reserves is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of our insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

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

  Investments Available for Sale

        Our entire investment portfolio is classified as available for sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in stockholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. Each quarter we perform reviews of all of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

  •
  our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

  •
  extent and duration of the decline;

  •
  failure of the issuer to make scheduled interest or principal payments;

  •
  credit ratings from third-party rating agencies and changes in these credit ratings below investment grade;

  •
  current credit spreads, downgrade trends, industry and asset sector trends, and issuer disclosures and financial reports to determine if credit ratings from third-party credit agencies are reasonable; and

  •
  adverse conditions specifically related to the security, an industry, or a geographic area.

        Under the current guidance a debt security impairment is deemed other-than-temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2014, 2013 and 2012, the unrealized losses recorded in the investment portfolio resulted from fluctuations in market interest rates. Each issuer is current on its scheduled interest and principal payments. Accordingly, we recognized no other-than-temporary impairment losses in earnings associated with our investment portfolio.

        For information on our material holdings in an unrealized loss position, see "—Financial Condition—Investments."

  Recently Issued Accounting Pronouncements

        There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows. See Note 2 of our consolidated financial statements.

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

        At December 31, 2014, the effective duration of our investment portfolio, including cash, was 3.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.1% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Essent Group Ltd.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Essent Group Ltd. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 27, 2015

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2014	2013
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2014—$840,213; 2013—$320,703)	$846,925	$318,476
Short-term investments (amortized cost: 2014—$210,688; 2013—$14,079)	210,688	14,079

Total investments	1,057,613	332,555
Cash	24,411	477,655
Accrued investment income	5,748	1,978
Accounts receivable	15,810	10,006
Deferred policy acquisition costs	9,597	6,173
Property and equipment (at cost, less accumulated depreciation of $39,260 in 2014 and $36,796 in 2013)	5,841	4,411
Prepaid federal income tax	59,673	8,000
Net deferred tax asset	—	10,346
Other assets	2,768	2,846

Total assets	$1,181,461	$853,970

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$8,427	$3,070
Unearned premium reserve	156,948	103,399
Amounts due under Asset Purchase Agreement	—	4,949
Accrued payroll and bonuses	14,585	13,076
Net deferred tax liability	37,092	—
Other accrued liabilities	8,671	7,335

Total liabilities	225,723	131,829

Commitments and contingencies
Stockholders' Equity
Common Shares, $0.015 par value:
Authorized—233,333 in 2014 and 2013; issued—92,546 shares in 2014 and 86,491 shares in 2013	1,388	1,297
Additional paid-in capital	893,285	754,390
Accumulated other comprehensive income (loss)	4,667	(1,447)
Retained earnings (accumulated deficit)	56,398	(32,099)

Total stockholders' equity	955,738	722,141

Total liabilities and stockholders' equity	$1,181,461	$853,970

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Revenues:
Net premiums written	$276,778	$186,200	$72,668
Increase in unearned premiums	(53,549)	(62,829)	(30,875)

Net premiums earned	223,229	123,371	41,793
Net investment income	12,285	4,110	2,269
Realized investment gains, net	925	116	143
Other income	3,028	3,806	4,511

Total revenues	239,467	131,403	48,716

Losses and expenses:
Provision for losses and LAE	6,308	2,321	1,466
Other underwriting and operating expenses	97,232	71,055	61,126

Total losses and expenses	103,540	73,376	62,592

Income (loss) before income taxes	135,927	58,027	(13,876)
Income tax expense (benefit)	47,430	(7,386)	(333)

Net income (loss)	$88,497	$65,413	$(13,543)

Earnings (loss) per share:
Basic:
Common Shares	$1.05	$0.90	N/A
Class A common shares	N/A	N/A	$(0.49)
Class B-2 common shares	N/A	N/A	(0.01)
Diluted:
Common Shares	$1.03	$0.70	N/A
Class A common shares	N/A	N/A	$(0.49)
Class B-2 common shares	N/A	N/A	(0.01)
Weighted average common shares outstanding:
Basic:
Common Shares	83,986	14,044	N/A
Class A common shares	N/A	N/A	27,445
Class B-2 common shares	N/A	N/A	393
Diluted:
Common Shares	85,602	18,103	N/A
Class A common shares	N/A	N/A	27,445
Class B-2 common shares	N/A	N/A	393
Net income (loss)	$88,497	$65,413	$(13,543)
Other comprehensive income (loss)
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $2,825 in 2014, ($2,080) in 2013 and $333 in 2012	6,114	(3,861)	618

Total other comprehensive income (loss)	6,114	(3,861)	618

Comprehensive income (loss)	$94,611	$61,552	$(12,925)

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)	Common Shares	Class A Common Shares	Class B-2 Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2012	$—	$291	$89	$291,080	$1,796	$(83,969)	$(33,226)	$176,061
Net loss						(13,543)		(13,543)
Other comprehensive income					618			618
Issuance of common shares net of issuance cost of $503		54		54,443				54,497
Issuance of management incentive shares		3	3	474				480
Forfeiture of management incentive shares			(1)	1				—
Stock-based compensation expense				1,926				1,926
Treasury stock acquired							(916)	(916)

Balance at December 31, 2012	$—	$348	$91	$347,924	$2,414	$(97,512)	$(34,142)	$219,123
Net income						65,413		65,413
Other comprehensive loss					(3,861)			(3,861)
Issuance of Class A and Class B-2 common shares net of issuance cost of $1,143		123		123,729				123,852
Conversion of Class A and Class B-2 shares into Common Shares	1,004	(474)	(54)	(476)				—
Issuance of Common Shares net of issuance cost of $25,546	299			313,414				313,713
Issuance of management incentive shares	28	3	2	582				615
Forfeiture of management incentive shares			(39)	39				—
Stock-based compensation expense				3,597				3,597
Treasury stock acquired							(311)	(311)
Cancellation of treasury stock	(34)			(34,419)			34,453	—

Balance at December 31, 2013	$1,297	$—	$—	$754,390	$(1,447)	$(32,099)	$—	$722,141
Net income						88,497		88,497
Other comprehensive income					6,114			6,114
Issuance of Common Shares net of issuance cost of $6,761	90			126,649				126,739
Issuance of management incentive shares	2			414				416
Forfeiture of management incentive shares								—
Stock-based compensation expense				12,520				12,520
Excess tax benefits from stock-based compensation expense				1,809				1,809
Treasury stock acquired							(2,498)	(2,498)
Cancellation of treasury stock	(1)			(2,497)			2,498	—

Balance at December 31, 2014	$1,388	$—	$—	$893,285	$4,667	$56,398	$—	$955,738

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating Activities
Net income (loss)	$88,497	$65,413	$(13,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on the sale of investments, net	(925)	(116)	(143)
Depreciation and amortization	2,464	2,252	15,156
Amortization of discount on payments due under Asset Purchase Agreement	51	108	138
Stock-based compensation expense	12,520	3,597	1,926
Amortization of premium on investment securities	6,840	3,129	1,801
Deferred income tax provision	44,614	(8,267)	(333)
Excess tax benefits from stock-based compensation	(1,809)	—	—
Change in:
Accrued investment income	(3,770)	(687)	(464)
Accounts receivable	(3,803)	(5,112)	(3,300)
Deferred policy acquisition costs	(3,424)	(3,970)	(1,784)
Prepaid federal income tax	(51,673)	(8,000)	—
Other assets	78	(1,628)	(38)
Reserve for losses and LAE	5,357	1,571	1,442
Unearned premium reserve	53,549	62,829	30,875
Accounts payable and accrued expenses	5,138	7,889	4,906

Net cash provided by operating activities	153,704	119,008	36,639

Investing Activities
Net change in short-term investments	(196,609)	(6,982)	7,363
Purchase of investments available for sale	(699,324)	(136,094)	(137,481)
Proceeds from maturity of investments available for sale	27,382	12,400	3,650
Proceeds from sales of investments available for sale	144,744	36,582	49,438
Purchase of property and equipment, net	(3,893)	(2,666)	(2,699)

Net cash used in investing activities	(727,700)	(96,760)	(79,729)

Financing Activities
Issuance of common shares net of costs	126,441	438,403	54,497
Treasury stock acquired	(2,498)	(311)	(916)
Excess tax benefits from stock-based compensation	1,809	—	—
Payments under Asset Purchase Agreement	(5,000)	(5,000)	(5,000)
Investor fee payment	—	—	(1,677)

Net cash provided by financing activities	120,752	433,092	46,904

Net (decrease) increase in cash	(453,244)	455,340	3,814
Cash at beginning of year	477,655	22,315	18,501

Cash at end of year	$24,411	$477,655	$22,315

Supplemental Disclosure of Cash Flow Information
Income tax (payments) refunds	$(1,000)	$(1,076)	$—
Noncash Transactions
Issuance of management incentive shares (see Note 10)	$416	$615	$480

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

        In these notes to consolidated financial statements, "Essent", "Company", "we", "us", and "our" refer to Essent Group Ltd. and its subsidiaries, unless the context otherwise requires.

Note 1. Nature of Operations and Basis of Presentation

        Essent Group Ltd. ("Essent Group") is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance facilitates the sale of low down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to the government sponsored enterprises ("GSEs"), Fannie Mae and Freddie Mac. Essent Group was incorporated in Bermuda in July 2008. In March 2014, Essent Group formed Essent Irish Intermediate Holdings Limited ("Essent Irish Intermediate") as a wholly-owned subsidiary. In April 2014, Essent Group contributed all of the outstanding stock of Essent US Holdings, Inc. ("Essent Holdings") to Essent Irish Intermediate. The primary mortgage insurance operations are conducted through Essent Holdings' regulated and licensed wholly-owned subsidiaries, Essent Guaranty, Inc. ("Essent Guaranty") and Essent Guaranty of PA, Inc. ("Essent PA"). Essent Group also has a wholly-owned Bermuda-domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978, Essent Reinsurance Ltd. ("Essent Re"), which offers mortgage-related insurance and reinsurance.

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

        Essent PA received its certificate of authority from the Pennsylvania Insurance Department on March 15, 2010. Essent PA assumes that portion of the risk retained by Essent Guaranty that is in excess 25% of the balance of any mortgage loan insured by Essent Guaranty after consideration of other reinsurance agreements at Essent Guaranty, in accordance with certain state law requirements.

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

        Essent Re provides insurance and reinsurance coverage of mortgage credit risk. In 2014, Essent Re entered into insurance and reinsurance transactions with Freddie Mac and began to reinsure 25% of Essent Guaranty's GSE-eligible new insurance written effective July 1, 2014 under an affiliate quota share reinsurance agreement.

        The Company operates as a single segment for reporting purposes as substantially all business operations, assets and liabilities relate to the private mortgage insurance business and management

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Operations and Basis of Presentation (Continued)

reviews operating results for the Company as a whole to make operating decisions and assess performance.

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

Investments Available for Sale

        Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses on these securities reported in other comprehensive income, net of deferred income taxes. See Note 16 for a description of the valuation methods for investments available for sale.

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

Note 2. Summary of Significant Accounting Policies (Continued)

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

	2014		2013
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$1,411	$(713)	$1,055	$(545)
Office equipment	472	(178)	151	(66)
Computer hardware	3,258	(2,523)	2,769	(1,942)
Purchased software	32,352	(31,110)	31,416	(30,557)
Costs of internal-use software	5,868	(4,320)	5,182	(3,326)
Leasehold improvements	1,740	(416)	634	(360)

Total	$45,101	$(39,260)	$41,207	$(36,796)

        In connection with the acquisition of the proprietary mortgage insurance information technology and operating platform of Triad Guaranty, Inc. and Triad Guaranty Insurance Corporation (collectively referred to as "Triad"), we recorded identifiable intangible assets associated with acquired technology and workforce-in-place. Amortization of these assets began on December 1, 2009 and was increased in April 2011 in connection with the additional purchase price recorded effective March 31, 2011. See additional discussion as to the terms of the Triad transaction and the related purchase accounting in Note 6. The amount of purchase price allocated to the acquired technology was amortized to expense on a straight-line basis over 36 months and was fully amortized as of November 30, 2012. The amount of purchase price allocated to workforce-in-place was amortized to expense on a straight-line basis over 48 months and was fully amortized as of November 30, 2013. We recognized amortization associated with the acquired technology of $12.0 million for the year ended December 31, 2012. We recognized amortization associated with the workforce-in-place of $0.4 million in each of the years ended December 31, 2013 and 2012.

        The cost of the acquired technology and related accumulated depreciation is included in property and equipment in the accompanying consolidated balance sheets.

Deferred Policy Acquisition Costs

        We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $6.6 million, $5.7 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of deferred policy acquisition costs totaled $3.2 million, $1.7 million, and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in other underwriting and operating expenses on the consolidated statements of comprehensive income (loss).

Insurance Premium Revenue Recognition

        Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 86% of earned premium in 2014. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $8.2 million and $4.1 million of earned premium related to policy cancellations for the years ended December 31, 2014 and 2013, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

        A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2014 one lender represented 15% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

Reserve for Losses and Loss Adjustment Expenses

        We establish reserves for losses based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC No. 944, in accordance with industry practice. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loans are classified as in default when the borrower has missed two consecutive payments. Once we are notified that a borrower has defaulted, we will consider internal and third-party information and models, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. In addition, we will project the amount that we will pay if a default becomes a

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

claim (referred to as "claim severity"). Based on this information, at each reporting date we determine our best estimate of loss reserves at a given point in time. Included in loss reserves are reserves for incurred but not reported ("IBNR") claims. IBNR reserves represent our estimated unpaid losses on loans that are in default, but have not yet been reported to us as delinquent by our customers. We will also establish reserves for associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Establishing reserves is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of our insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

Premium Deficiency Reserve

        We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2014 and 2013, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Derivative Instruments

        In 2014, Essent Re issued insurance and reinsurance policies in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") program. These policies are accounted for as a derivative under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        As described in Note 12, we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department. These assets are carried at cost and are reported as prepaid federal income tax on the consolidated balance sheets.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

Note 3. Equity Transactions

        Prior to its initial public offering ("IPO"), Essent Group's initial investors executed several agreements which committed our initial investors, subject to certain conditions, to make equity contributions in the amount of approximately $600 million in return for Class A common shares of Essent Group. As of January 1, 2012, $258.3 million had been contributed by the investors to Essent Group in return for approximately 25.5 million Class A common shares. In 2012, investors made additional capital contributions to Essent Group totaling $55 million in return for approximately 5.4 million Class A shares and in 2013, investors made additional capital contributions to Essent Group totaling $125 million in return for approximately 12.3 million Class A shares. In total, $438.3 million of capital contributions were made by investors from inception through Essent Group's initial public offering.

        In November 2013, Essent Group completed an initial public offering ("IPO") in which we issued and sold approximately 20.0 million Common Shares at a public offering price of $17.00 per share and certain selling shareholders sold approximately 2.7 million Common Shares. We did not receive any proceeds from the sale of shares by the selling shareholders. The total net proceeds from the IPO were $313.7 million after deducting underwriting discounts commissions and other offering expenses.

        Upon the closing of our IPO, all shares of our then-outstanding Class A common shares and Class B-2 common shares, issued under the Company's 2009 Restricted Share Plan as more fully discussed in Note 10, automatically converted into an aggregate of approximately 64.7 million Common Shares. Under the terms of the Amended and Restated Class A Common Share Subscription Agreement (the "Amended Subscription Agreement"), the equity funding commitment terminated upon the completion of the initial public offering.

        Macquarie Capital (USA) Inc. ("Macquarie") was due a fee equal to 1% of the gross proceeds from the sale of Class A common shares (not to exceed $5.2 million) issued to certain shareholders who were party to the Class A Common Share Subscription Agreement for services rendered in connection with the equity funding for Essent Group. As of December 31, 2013, a total of $4 million was earned by Macquarie and charged to additional paid-in capital. As a result of the termination of the Amended Subscription Agreement, no additional fees are due Macquarie related to the sale of Class A shares.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Equity Transactions (Continued)

        In November 2014, Essent Group completed the sale of 6.0 million Common Shares in a public offering at a price of $22.25 per share and certain selling shareholders sold 7.8 million Common Shares. We did not receive any proceeds from the sale of shares by the selling shareholders. The total net proceeds from this offering were approximately $126.7 million after deducting underwriting discounts, commissions and other offering expenses.

Note 4. Investments Available for Sale

        Investments available for sale consist of the following:

December 31, 2014 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$73,432	$927	$(143)	$74,216
U.S. agency securities	4,491	29	—	4,520
U.S. agency mortgage-backed securities	82,190	1,564	(214)	83,540
Municipal debt securities(1)	191,723	4,147	(324)	195,546
Corporate debt securities	295,507	2,123	(801)	296,829
Mortgage-backed securities	66,396	574	(884)	66,086
Asset-backed securities	126,474	136	(422)	126,188
Money market funds	210,688	—	—	210,688

Total investments available for sale	$1,050,901	$9,500	$(2,788)	$1,057,613

December 31, 2013 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$59,100	$977	$(890)	$59,187
U.S. agency securities	14,763	76	—	14,839
U.S. agency mortgage-backed securities	23,023	53	(835)	22,241
Municipal debt securities(1)	57,947	155	(452)	57,650
Corporate debt securities	126,311	378	(1,096)	125,593
Mortgage-backed securities	19,219	—	(638)	18,581
Asset-backed securities	20,340	81	(36)	20,385
Money market funds	14,079	—	—	14,079

Total investments available for sale	$334,782	$1,720	$(3,947)	$332,555

(1)
At December 31, 2014, approximately 59.7% of municipal debt securities were special revenue bonds, 37.5% were general obligation bonds, 1.5% were tax allocation bonds, 0.8% were certification of participation bonds and 0.5% were special assessment bonds. At December 31, 2013, all municipal debt securities were general obligation bonds.

        The amortized cost and fair value of available for sale securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments Available for Sale (Continued)

penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$2,082	$2,088
Due after 1 but within 5 years	17,706	17,741
Due after 5 but within 10 years	53,644	54,387

Subtotal	73,432	74,216

U.S. agency securities:
Due in 1 year	2,050	2,061
Due after 1 but within 5 years	2,441	2,459

Subtotal	4,491	4,520

Municipal debt securities
Due in 1 year	—	—
Due after 1 but within 5 years	72,127	72,230
Due after 5 but within 10 years	62,704	64,906
Due after 10 years	56,892	58,410

Subtotal	191,723	195,546

Corporate debt securities:
Due in 1 year	13,504	13,536
Due after 1 but within 5 years	185,063	184,964
Due after 5 but within 10 years	95,490	96,861
Due after 10 years	1,450	1,468

Subtotal	295,507	296,829

U.S. agency mortgage-backed securities	82,190	83,540

Mortgage-backed securities	66,396	66,086

Asset-backed securities	126,474	126,188

Money market funds	210,688	210,688

Total investments available for sale	$1,050,901	$1,057,613

        Essent Group realized gross gains and losses on the sale of investments available for sale as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Realized gross gains	$1,368	$116	$145
Realized gross losses	443	—	2

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments Available for Sale (Continued)

        The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2014
U.S. Treasury securities	$16,543	$(34)	$5,155	$(109)	$21,698	$(143)
U.S. agency mortgage-backed securities	2,334	—	8,566	(214)	10,900	(214)
Municipal debt securities	39,902	(229)	8,684	(95)	48,586	(324)
Corporate debt securities	113,717	(701)	12,659	(100)	126,376	(801)
Mortgage-backed securities	28,091	(264)	16,092	(620)	44,183	(884)
Asset-backed securities	100,248	(405)	2,201	(17)	102,449	(422)

Total	$300,835	$(1,633)	$53,357	$(1,155)	$354,192	$(2,788)

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2013
U.S. Treasury securities	$16,474	$(890)	$—	$—	$16,474	$(890)
U.S. agency mortgage-backed securities	13,484	(452)	3,685	(383)	17,169	(835)
Municipal debt securities	21,573	(267)	13,074	(185)	34,647	(452)
Corporate debt securities	75,364	(1,038)	3,148	(58)	78,512	(1,096)
Mortgage-backed securities	13,249	(347)	5,333	(291)	18,582	(638)
Asset-backed securities	6,024	(36)	—	—	6,024	(36)

Total	$146,168	$(3,030)	$25,240	$(917)	$171,408	$(3,947)

        The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other than temporary. There were no other-than-temporary impairments of investments in the years ended December 31, 2014, 2013 or 2012.

        The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million at December 31, 2014 and $8.6 million at December 31, 2013. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the required investments on deposit in these trusts was $51.2 million at December 31, 2014.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments Available for Sale (Continued)

        Net investment income consists of:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Fixed maturities	$13,356	$4,671	$2,632
Short-term investments	56	26	14

Gross investment income	13,412	4,697	2,646
Investment expenses	(1,127)	(587)	(377)

Net investment income	$12,285	$4,110	$2,269

Note 5. Accounts Receivable

        Accounts receivable consist of the following at December 31:

(In thousands)	2014	2013
Premiums receivable	$13,210	$9,488
Other receivables	2,600	518

Total accounts receivable	15,810	10,006
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$15,810	$10,006

        Premiums receivable consist of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for doubtful accounts was required.

Note 6. Triad Transaction

        On December 1, 2009, under the terms of an asset purchase agreement dated October 7, 2009 between Essent Guaranty and Triad (the "Asset Purchase Agreement"), we acquired all of Triad's proprietary mortgage insurance information technology and operating platform, certain software and substantially all of the supporting hardware, as well as furniture and fixtures, in exchange for payments of up to $30 million in cash, subject to certain conditions outlined in the Asset Purchase Agreement, and the assumption of certain contractual obligations. In addition, pursuant to this transaction, 39 employees of Triad's information technology, operations and compliance departments were offered, and accepted, employment with Essent Guaranty. Effective with the completion of the transaction, Essent Guaranty began providing information systems maintenance and development services, customer service and policy administration support to Triad under the terms of a services agreement dated December 1, 2009 (the "Services Agreement"). Triad retains the obligation for all risks insured under its existing insurance contracts and will continue to directly manage loss mitigation and claim activity on its insured business.

        As the assets acquired and liabilities assumed did not constitute a business, the transaction was accounted for as an acquisition of assets. Under the Asset Purchase Agreement, fixed payments of $15 million were due and paid as follows: $10 million on the Closing Date of December 1, 2009, and

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Triad Transaction (Continued)

$2.5 million each on the first and second anniversaries of the Closing Date. Contingent payments totaling $15 million are due commencing 30 months after the closing date, or June 1, 2012, in six equal semi-annual installments if Essent Guaranty or any affiliate US domestic insurance company have written mortgage insurance policies (other than mortgage reinsurance or other types of credit enhancement) on mortgage loans having an aggregate unpaid principal balance of not less than $500 million in the six months preceding such contingent payment. On December 1, 2009, $15.5 million was recorded as purchase price for these acquired assets, which included the net present value of the fixed payments. The depreciation for the fixed assets was recorded over three years from December 1, 2009 to November 30, 2012. In March 2011, based on Essent Guaranty's level of written mortgage insurance policies, management concluded that it was probable that the $15 million of contingent payments would be made. Accordingly, a liability was accrued effective March 31, 2011 for the net present value of the additional contingent payments due Triad, with an offsetting increase in the purchase price of the acquired assets allocated pro rata based on their relative fair value at the acquisition date. The depreciation of the fixed assets associated with the purchase for the contingent payments was recorded over the period from April 1, 2011 to November 30, 2012. Contingent payments totaling $5 million were made in each of the years ended December 31, 2014, 2013 and 2012. No further amounts are due to Triad under the Asset Purchase Agreement.

        The components of the purchase price for the assets acquired reflected in the accompanying consolidated balance sheets are as follows:

(In thousands)
Cash payment	$9,123
Triad's liabilities assumed at closing	877
Transaction costs	484
Net present value of fixed payments	4,995
Net present value of contingent payments	14,595

Total	$30,074

        The cost of the assets acquired was allocated based on their relative fair value as of the Closing Date (December 1, 2009) as follows:

(In thousands)		2009	2011	Total
Acquired technology	94.2%	$14,573	$13,741	$28,314
Workforce-in-place	4.3	671	633	1,304
Software	0.7	110	103	213
Hardware	0.5	71	67	138
Other assets	0.3	54	51	105

Total	100.0%	$15,479	$14,595	$30,074

        We recorded interest expense associated with the liability due Triad of $0.1 million in each of the years ended December 31, 2014, 2013 and 2012.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Triad Transaction (Continued)

        Under the terms of the Services Agreement, we provide the following services to Triad in exchange for fees: (i) maintain and support the licensed technology and equipment and provide to Triad certain information and technology services; (ii) access to the Triad technology platform in order to support Triad's business pursuant to the license grant outlined in the Services Agreement; (iii) customer support-related services; and (iv) technology development services. The fee earned by Essent Group during the first contract year from December 1, 2009 to November 30, 2010 was a fixed amount. Effective December 1, 2010, the fee is based principally on the number of Triad's insurance policies in force on a monthly basis. Accordingly, this fee is reduced as Triad's policies in force decline. We earned fees under the Services Agreement of $2.3 million, $3.0 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in other income in the accompanying consolidated statements of comprehensive income (loss).

Note 7. Reserve for Losses and Loss Adjustment Expenses

        The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

($ in thousands)	2014	2013
Reserve for losses and LAE at beginning of year	$3,070	$1,499
Less: Reinsurance recoverables	—	—

Net reserve for losses and LAE at beginning of year	3,070	1,499
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	6,877	2,986
Prior years	(569)	(665)

Net incurred losses during the current year	6,308	2,321

Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	138	239
Prior years	813	511

Net loss and LAE payments during the current year	951	750

Net reserve for losses and LAE at end of year	8,427	3,070
Plus: Reinsurance recoverables	—	—

Reserve for losses and LAE at end of year	$8,427	$3,070

Loans in default at end of year	457	159

        For the year ended December 31, 2014, $0.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $0.6 million favorable prior-year development during the year ended December 31, 2014. Reserves remaining as of December 31, 2014 for prior years are $1.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2013, $0.5 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $0.7 million favorable prior year development during the year ended December 31, 2013. Reserves remaining as of December 31, 2013 for prior years are $0.3 million as a result of re estimation of unpaid losses and loss

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Reserve for Losses and Loss Adjustment Expenses (Continued)

adjustment expenses. The decreases in both years are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 8. Commitments and Contingencies

Obligations under Guarantees

        Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify the lender against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For the years ended December 31, 2014 and 2013, we paid $12,420 and $5,359, respectively, related to remedies. As of December 31, 2014, management believes any potential claims for indemnifications related to contract underwriting services through December 31, 2014 are not material to our consolidated financial position or results of operations.

        In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2014, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to indemnifications.

Commitments

        We lease office space for use in our operations under leases accounted for as operating leases. In May 2014, we amended our existing lease agreement for our office space in North Carolina and extended the lease term to 2025. Total rent expense was $1.6 million, $1.5 million and $1.0 million for

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Commitments and Contingencies (Continued)

the years ended December 31, 2014, 2013 and 2012, respectively. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2014:

Year Ended December 31, (In thousands)
2015	$1,486
2016	2,117
2017	2,022
2018	1,940
2019	1,984
2020 and thereafter	10,358

Total minimum payments required	$19,907

        Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2015 under the non-cancelable sublease.

Note 9. Capital Stock

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

        The Class A common shares ranked senior to the Class B-1 common shares and the Class B-2 common shares in all respects as to rights of payment and distribution. The Class B-1 common shares and the Class B-2 common shares ranked junior to the Class A common shares and pari passu with one another in all respects as to rights of payment and distribution. The holders of Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on any other class of shares in the capital of Essent Group, at the rate of 10% of the Original Class A Issue Price per annum, compounded annually, on each outstanding Class A common share. Any dividend or other distribution declared or paid on any Class B common shares shall have been ratably declared and paid on all of the outstanding Class A common shares (based on "as-if-converted" to Class B-1 common share amounts) at the same time as such dividend is paid on such Class B common shares.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock-Based Compensation

        On February 6, 2009, Essent Group adopted the 2009 Restricted Share Plan. In connection with the IPO in 2013, Essent Group's Board of Directors amended and restated the 2009 Restricted Share Plan, effective immediately prior to the initial public offering. In addition, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. The 2013 Plan authorized a total of 14.7 million Common Shares, which will be increased on the first day of each of the Company's fiscal years beginning with fiscal year 2014, in an amount equal to the lesser of (i) 1.5 million Common Shares, (ii) 2% of the Company's outstanding Common Shares on the last day of the immediately preceding fiscal year, or (iii) such number of Common Shares as determined by the Company's Board of Directors. The maximum number of common shares that may be issued in respect of incentive share options is 14.7 million. As of December 31, 2014, there were 13.5 million Common Shares available for future grant under the 2013 Plan.

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

        In September 2013 and February 2014, certain members of senior management were granted nonvested Common Shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in September 2013 vest in four equal installments on January 1, 2015, 2016, 2017 and 2018. The time-based share awards granted in February 2014 vest in three equal installments on March 1, 2015, 2016 and 2017. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2014. The September 2013 performance-based share awards vest on the one-year anniversary of the completion of the performance period, and the February 2014 performance-based share awards vest on March 1, 2017. The portion of the nonvested

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock-Based Compensation (Continued)

Common Shares that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	< 11%	0%
Threshold	11%	10%
	12%	36%
	13%	61%
	14%	87%
Maximum	≥ 15%	100%

        In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested Common Shares earned will be determined on a straight-line basis between the respective levels shown.

        Certain of the Company's employees who were not granted nonvested Common Shares were granted nonvested share units in November 2013 that will be settled with Common Shares, subject to time-based vesting, and will vest and settle in equal annual installments during the three-year period commencing January 1, 2014. In connection with our incentive program covering bonus awards for performance year 2013, in February 2014 time-based share awards and share units were issued to certain employees that vest in three equal installments on January 1, 2015, 2016 and 2017.

        In May 2014, time-based share units were issued to non-employee directors. The portion of the grant that relates to director compensation for the period from our initial public offering through April 2014 vested on November 1, 2014 and the portion of the grant that relates to director compensation from May 2014 through April 2015 vests one year from the date of grant.

        The following tables summarize nonvested Common Share and nonvested Common Share unit activity for the year ended December 31:

	2014
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,238	$14.50	2,839	$4.82	528	$17.03
Granted	52	22.68	82	23.47	188	21.95
Vested	—	N/A	(1,434)	1.57	(26)	19.00
Forfeited	—	N/A	(15)	2.70	(26)	17.83

Outstanding at end of year	1,290	$14.83	1,472	$9.04	664	$18.32

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock-Based Compensation (Continued)

	2013
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	—	N/A	—	N/A	—	N/A
Exchange of Class A and Class B-2 for Common Shares(1)	—	N/A	2,298	$2.10	—	N/A
Granted	1,238	$14.50	613	14.50	531	$17.03
Vested	—	N/A	(72)	0.22	—	N/A
Forfeited	—	N/A	—	N/A	(3)	17.00

Outstanding at end of year	1,238	$14.50	2,839	$4.82	528	$17.03

(1)
Class A and Class B-2 shares exchanged for Common Shares reflect the 2 for 3 share split and the applicable conversion rates to Common Shares that were effective immediately prior to the closing of the initial public offering.

125

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock-Based Compensation (Continued)

        Under the 2009 Restricted Share Plan, certain members of management were granted nonvested Class B-2 common shares upon their employment. The shares vest based on a formula that considers the amount of capital funded under the Amended Subscription Agreement and the period of employment of the respective employee. One-third of Class B-2 shares vest on the third, fourth and fifth anniversary of the employee's date of hire multiplied by the "Investment Percentage." The Investment Percentage is defined as the percentage equal to (i) the aggregate amount of equity capital actually invested in Essent Group pursuant to the Amended Subscription Agreement as of any applicable vesting date, divided by (ii) $750,000. The vesting period starts upon the respective employee's date of hire.

        The following table summarizes nonvested Class B-2 common share activity for the years ended December 31:

	2013		2012
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	5,461	$0.11	5,973	$0.11
Granted	96	1.80	195	0.26
Vested	(1,209)	0.10	(645)	0.09
Forfeited	(2,614)	0.13	(62)	0.19
Converted to Common Shares	(1,734)	0.17	—	N/A

Outstanding at end of year	—	N/A	5,461	0.11

        Under the terms of certain employment contracts and other agreements, a portion of certain employees' annual incentive bonus were paid in Class A common shares which vest over periods of up to 3 years.

        The following table summarizes nonvested Class A common share activity for the years ended December 31:

	2013		2012
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	199	$10.08	257	$10.00
Granted	239	10.92	215	10.11
Vested	—	N/A	(271)	10.03
Forfeited	(9)	10.59	(2)	10.00
Converted to Common Shares	(429)	8.01	—	N/A

Outstanding at end of year	—	N/A	199	10.08

        In addition to the nonvested share activity above, 17,158 Common Shares were issued in 2014 under the 2013 Plan that vested upon issuance with a weighted average fair market value at date of grant of $24.71 per share. In 2013, 57,349 Class A common shares were issued that vested upon

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock-Based Compensation (Continued)

issuance with an estimated fair market value of $10.92 per share and in 2012, 47,500 Class A common shares were issued that vested upon issuance with an estimated fair market value of $10.11.

        Prior to our IPO, independent appraisals were obtained in connection with the valuation of Class A and Class B-2 common shares. For nonvested Common Shares granted in September 2013, the valuation estimate was based on analysis provided by the underwriters regarding the estimated fair value of Essent and the estimated IPO price range. Factors considered in determining the IPO price range and Common Share valuation included prevailing market conditions, estimates of the Company's business potential and earnings prospects, the Company's historical operating results, market valuations of companies deemed comparable to the Company and an assessment of risks and opportunities. For nonvested Common Share units granted in October 2013, the initial public offering price of Common Shares was used. Subsequent to our initial public offering, quoted market prices were used for the valuation of Common Shares.

        The total fair value of nonvested shares that vested was $32.7 million, $4.0 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $28.1 million of total unrecognized compensation expense related to nonvested shares outstanding at December 31, 2014 and we expect to recognize the expense over a weighted average period of 2.7 years.

        In connection with our incentive program covering bonus awards for performance year 2014, in February 2015, 58,389 nonvested Common Shares and 70,670 nonvested Common Share units were issued to certain employees and are subject to time-based vesting. In February 2015, 60,818 nonvested Common Shares were granted to certain members of senior management and are subject to time-based and performance-based vesting.

        Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common Shares tendered by employees to pay employee withholding taxes totaled 105,317 and 3,846 in 2014 and 2013, respectively. Class A common shares tendered by employees to pay employee withholding taxes totaled 17,644 and 86,014 in 2013 and 2012, respectively. Class B-2 shares tendered by employees to pay employee withholding taxes totaled 1,714 in 2013. There were no Class B-2 common shares tendered in 2012. The tendered shares were recorded at cost and included in treasury stock.

        In 2013, Essent Group exercised its right to purchase 1,135 vested Class A common shares at fair value of $10.92 per share and 4,990 vested Class B-2 common shares at fair value of $1.80 per share from former employees. In 2012, Essent Group exercised its right to purchase 710 vested Class A common shares from a former employee at fair value of $10.11 per share. The repurchased shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2014 and 2013.

        Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Compensation expense	$12,520	$3,597	$1,926
Income tax benefit	4,382	1,259	674

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Dividends Restrictions

        Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. Essent Guaranty currently has negative unassigned surplus and, therefore, would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2015. Essent PA would be able to pay a dividend of $3.7 million in 2015. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2014, 2013 or 2012. In March 2014, Essent PA paid a $200,000 dividend to its parent company, Essent Holdings and in December 2013, Essent PA paid a $5,000 dividend to Essent Holdings.

        Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re had agreed to maintain a minimum total equity of $100 million. As of December 31, 2014, Essent Re had total equity of $155.1 million.

        At December 31, 2014, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

        As of December 31, 2014, the statutory income tax rates of the countries where the Company does business are 35% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense (benefit).

        Income tax expense (benefit) consists of the following components for the years ended December 31:

(In thousands)	2014	2013	2012
Current	$2,816	$881	$—
Deferred	44,614	(8,267)	(333)

Total income tax expense (benefit)	$47,430	$(7,386)	$(333)

        Income tax expense (benefit) is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35%;

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes (Continued)

Bermuda 0.0%). The reconciliation of the difference between income tax expense (benefit) and the expected tax provision at the weighted average tax rate is as follows for the years ended December 31:

(In thousands)	2014	% of pretax income	2013	% of pretax income	2012	% of pretax loss
Tax provision (benefit) at weighted average statutory rates	$47,930	35.3%	$21,405	36.9%	$(4,394)	31.7%
Non-deductible expenses	398	0.3%	276	0.5%	199	(1.4)%
Tax exempt interest, net of proration	(961)	(0.7)%	(159)	(0.3)%	—	—
Change in valuation allowance	—	—	(28,886)	(49.8)%	3,933	(28.3)%
Other	63	0.0%	(22)	0.0%	(71)	0.4%

Total income tax provision (benefit)	$47,430	34.9%	$(7,386)	(12.7)%	$(333)	2.4%

        We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax (liability) asset is comprised of the following at December 31:

(In thousands)	2014	2013
Deferred tax assets	$31,729	$27,043
Deferred tax liabilities	(68,821)	(16,697)

Net deferred tax (liability) asset	$(37,092)	$10,346

        The components of the net deferred tax (liability) asset were as follows at December 31:

(In thousands)	2014	2013
Contingency reserves	$(63,103)	$(14,420)
Unearned premium reserve	16,099	11,637
Fixed assets	6,274	7,646
Start-up expenditures, net	4,611	5,064
Nonvested shares	4,140	965
Deferred policy acquisition costs	(3,359)	(2,160)
Unrealized (gain) loss on investments	(2,045)	779
Alternative minimum tax credit carryforward	490	877
Prepaid expenses	(159)	(53)
Accrued expenses	(155)	(64)
Loss reserves	86	43
Organizational expenditures	29	32

Net deferred tax (liability) asset	$(37,092)	$10,346

        As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes (Continued)

our statutory contingency reserves. During the years ended December 31, 2014 and 2013, we had net purchases of T&L Bonds in the amount of $51.7 million and $8.0 million, respectively, and held $59.7 million of T&L Bonds as of December 31, 2014.

        Alternative minimum tax carryforwards do not expire.

        In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. As of December 31, 2012, Essent had generated a cumulative net operating loss from inception through each annual reporting period. ASC No. 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Accordingly, we concluded that a valuation allowance was required in each reporting period from inception through December 31, 2012. As of December 31, 2012, the valuation allowance was $28.9 million. In the second quarter of 2013, based on actual results through June 30, 2013 as well as forecasted full year 2013 results, management anticipated that Essent would be in a cumulative GAAP net income position for the most recent three year period and expected that Essent would utilize our net operating loss carryforwards and would be in a cumulative net taxable income position since inception. At June 30, 2013, December 31, 2013 and December 31, 2014, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized. In 2013, we released the valuation allowance on our deferred tax assets, and recognized a net deferred tax benefit of $8.3 million in the year ended December 31, 2013.

        Under current Bermuda law, the parent company, Essent Group, and its Bermuda subsidiary, Essent Re, are not required to pay any taxes on income and capital gains. In the event that there is a change such that these taxes are imposed, these companies would be exempted from any such tax until March of 2035 pursuant to the Bermuda Exempt Undertakings Tax Protection Act of 1966, and the Exempt Undertakings Tax Protection Amendment Act of 2011.

        Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. authorities and file a U.S. Consolidated Income Tax Return. Each subsidiary has executed a tax sharing agreement with its parent company, which provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations. Should Essent Holdings pay a dividend to Essent Irish Intermediate, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of the Company's U.S. subsidiaries as management has no intention of remitting these earnings, and any Ireland tax would be expected to be fully offset by credit for taxes paid in the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $105 million. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $5 million.

        Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

        At December 31, 2014 and 2013, we had no unrecognized tax benefits. As of December 31, 2014, our U.S. federal income tax returns for the tax years 2009 through 2013 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2014 or December 31, 2013.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Related Party Transactions

        The Company is a party to an investment advisory agreement with Goldman Sachs Asset Management, L.P., a subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs"), one of Essent Group's investors. Through the date of our IPO, Goldman Sachs beneficially owned 11.35% of our outstanding shares. Subsequent to the IPO, Goldman Sachs directly held less than 10% of our outstanding shares. Investment expense incurred under the investment advisory agreement totaled $0.5, $0.4, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company was also a party to underwriting agreements with Goldman Sachs in connection with the IPO and secondary offering of Common Shares. Amounts paid to Goldman Sachs in connection with the underwriting agreements totaled $3.5 million in 2014 and $6.9 million in 2013.

Note 14. Earnings (Loss) per Share (EPS)

        The following table reconciles the net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted loss per common share for the years ended December 31:

(In thousands, except per share amounts)	2014	2013	2012
Net income (loss)	$88,497	$65,413	$(13,543)
Less: Common Shares dividends declared	—	—	—
Less: Class A dividends declared	—	—	—
Less: Class B-2 dividends declared	—	—	—

Undistributed net income (loss)	$88,497	$65,413	$(13,543)

Net income (loss) allocable to Common	$88,497	$12,706	N/A
Net income (loss) allocable to Class A	N/A	52,707	$(13,541)
Net income (loss) allocable to Class B-2	N/A	N/A	(2)
Basic earnings (loss) per share:
Common	$1.05	$0.90	N/A
Class A	N/A	N/A	$(0.49)
Class B-2	N/A	N/A	(0.01)
Diluted earnings (loss) per share:
Common	$1.03	$0.70	N/A
Class A	N/A	N/A	$(0.49)
Class B-2	N/A	N/A	(0.01)
Basic weighted average common shares outstanding:
Common	83,986	14,044	N/A
Class A	N/A	N/A	27,445
Class B-2	N/A	N/A	393
Dilutive effect of nonvested shares:
Common	1,616	4,059	N/A
Class A	N/A	N/A	—
Class B-2	N/A	N/A	—
Diluted weighted average common shares outstanding:
Common	85,602	18,103	N/A
Class A	N/A	N/A	27,445
Class B-2	N/A	N/A	393

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Earnings (Loss) per Share (EPS) (Continued)

        For the year ended December 31, 2014, 141,503 nonvested shares were antidilutive. Prior to the conversion to Common Shares upon completion of the IPO, all of the Class A shares were contingently issuable potential Common Shares, but they were antidilutive to the diluted earnings per Common Share calculation in 2013. There were no other antidilutive shares for 2013. For the year ended December 31, 2012, 343,448 nonvested Class A shares were antidilutive and 5,663,300 nonvested Class B-2 shares were antidilutive.

        The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of December 31, 2014, 100% of the performance-based share awards would be issuable under the terms of the arrangements if December 31, 2014 was the end of the contingency period.

        As indicated in Note 9, Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on the Class B-2 common shares. In periods of income, the undistributed net income was allocated to the Class A common shares to satisfy this requirement. In periods of loss, the undistributed net loss has been allocated pro rata to the Class A and Class B-2 shares in proportion to their percentage of vested equity capital.

Note 15. Accumulated Other Comprehensive Income

        The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income:
Unrealized holding gains arising during the period	9,864	(3,073)	6,791
Less: Reclassification adjustment for gains included in net income(1)	(925)	248	(677)

Net unrealized gains on investments	8,939	(2,825)	6,114

Other comprehensive income	8,939	(2,825)	6,114

Balance at end of period	$6,712	$(2,045)	$4,667

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Accumulated Other Comprehensive Income (Continued)

	2013
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$3,714	$(1,300)	$2,414
Other comprehensive loss:
Unrealized holding losses arising during the period	(5,825)	2,039	(3,786)
Less: Reclassification adjustment for gains included in net income(1)	(116)	41	(75)

Net unrealized losses on investments	(5,941)	2,080	(3,861)

Other comprehensive loss	(5,941)	2,080	(3,861)

Balance at end of period	$(2,227)	$780	$(1,447)

(1)
Included in net realized investments gains on our consolidated statement of operations

Note 16. Fair Value of Financial Instruments

        The estimated fair values and related carrying amounts of our financial instruments were as follows:

December 31, 2014 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$74,216	$74,216
U.S. agency securities	4,520	4,520
U.S. agency mortgage-backed securities	83,540	83,540
Municipal debt securities	195,546	195,546
Corporate debt securities	296,829	296,829
Mortgage-backed securities	66,086	66,086
Asset-backed securities	126,188	126,188
Money market funds	210,688	210,688

Total Investments	$1,057,613	$1,057,613

Financial Liabilities:
Derivative liabilities	$661	$661

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair Value of Financial Instruments (Continued)

December 31, 2013 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$59,187	$59,187
U.S. agency securities	14,839	14,839
U.S. agency mortgage-backed securities	22,241	22,241
Municipal debt securities	57,650	57,650
Corporate debt securities	125,593	125,593
Mortgage-backed securities	18,581	18,581
Asset-backed securities	20,385	20,385
Money market funds	14,079	14,079

Total Investments	$332,555	$332,555

Financial Liabilities:
Amounts due under Asset Purchase Agreement	$4,949	$4,997

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

Determination of Fair Value

        When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows and we classify the financial instrument in Level 3. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. No financial instruments were classified as Level 3 at December 31, 2013.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair Value of Financial Instruments (Continued)

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

  •
  Derivative liabilities—We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In determining an exit market, we consider the fact that there is not a principal market for these contracts. In the absence of a principal market, we value our ACIS contracts in a hypothetical market where market participants, and potential counterparties, include other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.

    We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as the performance of the underlying pool of mortgages, mortgage prepayment speeds and pricing spreads on the reference STACR notes, whenever they are available. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange or negotiated termination. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair Value of Financial Instruments (Continued)

Assets and Liabilities Measured at Fair Value

        All assets measured at fair value are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis.

December 31, 2014

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Assets
U.S. Treasury securities	$74,216	$—	$—	$74,216
U.S. agency securities	4,520	—	—	4,520
U.S. agency mortgage-backed securities	83,540	—	—	83,540
Municipal debt securities	—	195,546	—	195,546
Corporate debt securities	—	296,829	—	296,829
Mortgage-backed securities	4,882	61,204	—	66,086
Asset-backed securities	—	126,188	—	126,188
Money market funds	210,688	—	—	210,688

Total assets at fair value	$377,846	$679,767	$—	$1,057,613

Liabilities
Derivative liabilities	—	—	661	661

Total liabilities at fair value	$—	$—	$661	$661

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair Value of Financial Instruments (Continued)

December 31, 2013

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Assets
U.S. Treasury securities	$59,187	$—	$—	$59,187
U.S. agency securities	14,839	—	—	14,839
U.S. agency mortgage-backed securities	22,241	—	—	22,241
Municipal debt securities	—	57,650	—	57,650
Corporate debt securities	—	125,593	—	125,593
Mortgage-backed securities	5,333	13,248	—	18,581
Asset-backed securities	—	20,385	—	20,385
Money market funds	14,079	—	—	14,079

Total assets at fair value	$115,679	$216,876	$—	$332,555

Changes in Level 3 Recurring Fair Value Measurements

        The following table presents changes during the year ended December 31, 2014 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 liabilities in the Consolidated Balance Sheets at December 31, 2014. We had no Level 3 assets in the year ended December 31, 2014 and no Level 3 assets or liabilities in the year ended December 31, 2013.

(In thousands)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year
Derivative liabilities	$—	$78	$—	$739	$—	$—	$661	$78

Total Level 3 Liabilities	$—	$78	$—	$739	$—	$—	$661	$78

        The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of December 31, 2014:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative liabilities	$661	Discounted cash flows	Constant prepayment rate	5.40%
			Default rate	1.85%
			Reference STACR credit spread	3.72%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair Value of Financial Instruments (Continued)

        The significant unobservable inputs used for derivative liabilities are constant prepayment rates ("CPR") and default rates on the reference pool of mortgages and the credit spreads on the reference STACR notes. An increase in the default rate and reference STACR credit spread will increase the fair value of the liability. An increase in the CPR will decrease the fair value measurement of the liability.

Note 17. Statutory Accounting

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

(In thousands)	2014	2013	2012
Essent Guaranty
Statutory net income (loss)	$118,204	$49,838	$(16,278)
Statutory surplus	465,226	346,406	163,790
Contingency reserve liability	179,221	79,921	23,313
Essent PA
Statutory net income	$13,299	$5,926	$749
Statutory surplus	42,672	34,528	14,159
Contingency reserve liability	16,909	6,857	1,780

        Net income determined in accordance with statutory accounting practices differs from GAAP. In 2014, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. As discussed in Note 12, we are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase T&L Bonds. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

        At December 31, 2014 and 2013, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was well in excess of the statutory capital necessary to satisfy their regulatory requirements.

        On July 10, 2014, the Federal Housing Finance Agency ("FHFA") released for public input Private Mortgage Insurer Eligibility Requirement ("PMIERs"). If implemented, the PMIERs represent revised standards by which private mortgage insurers would be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs would replace the current eligibility requirements separately established by each of Fannie Mae and Freddie Mac prior to the financial crisis. As proposed, the PMIERs include new financial strength requirements incorporating a

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17. Statutory Accounting (Continued)

risk-based framework that would require approved insurers to have a sufficient level of liquid assets from which to pay claims. These new requirements would impact the amount of capital a mortgage insurer must hold. The draft requirements also include enhanced operational performance expectations and define remedial actions that would apply should an approved insurer fail to comply with the new requirements. The public input period with respect to the PMIERs closed on September 8, 2014. The FHFA has advised us that it does not expect to release the final PMIERs until at least late in the first quarter of 2015.

        Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2014, Essent Guaranty increased its contingency reserve by $99.3 million and Essent PA increased its contingency reserve by $10.1 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer's loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2014, 2013 or 2012.

Note 18. Capital Maintenance Agreement

        Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk to capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2014, Essent PA's risk to capital ratio was 14.6 to 1 and there were no amounts outstanding related to this agreement.

Note 19. Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited results of operations for each quarter of 2014 and 2013. We have prepared the consolidated quarterly information on a basis consistent with the audited consolidated financial statements. In the opinion of management, the financial information reflects all adjustments (which include normal recurring adjustments) required for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Quarterly Financial Data (Unaudited) (Continued)

our audited financial statements and the related notes. The results of interim periods are not necessarily indicative of the results for the full year.

	2014
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$67,814	$60,323	$50,342	$44,750
Other revenues	4,928	4,298	3,941	3,071
Provision for losses and LAE	3,049	1,391	966	902
Other underwriting and operating expenses	25,656	24,469	23,648	23,459
Income before income taxes	44,037	38,761	29,669	23,460
Net income	28,866	25,070	19,555	15,006
Basic earnings per Common Share	$0.34	$0.30	$0.23	$0.18
Diluted earnings per Common Share	$0.33	$0.29	$0.23	$0.18
Basic weighted average Common Shares outstanding	86,134	83,640	83,276	82,864
Diluted weighted average Common Shares outstanding	87,950	85,028	84,706	84,696

	2013
	December 31	September 30	June 30	March 31
Net premiums earned	$40,344	$34,282	$27,481	$21,264
Other revenues	2,009	2,173	2,083	1,767
Provision for losses and LAE	692	319	580	730
Other underwriting and operating expenses	22,299	18,237	15,557	14,962
Income (loss) before income taxes	19,362	17,899	13,427	7,339
Net income (loss)	19,017	15,619	23,577	7,200
Net income (loss) allocable to Common	12,037	N/A	N/A	N/A
Net income (loss) allocable to Class A	N/A	15,490	23,037	7,200
Net income (loss) allocable to Class B-2	N/A	129	540	—
Basic earnings (loss) per share
Common Shares	$0.23	N/A	N/A	N/A
Class A common shares	N/A	$0.36	$0.63	$0.23
Class B-2 common shares	N/A	0.07	0.40	—
Diluted earnings (loss) per share
Common Shares	$0.22	N/A	N/A	N/A
Class A common shares	N/A	$0.35	$0.62	$0.23
Class B-2 common shares	N/A	0.02	0.09	—
Basic weighted average shares outstanding
Common Shares	51,741	N/A	N/A	N/A
Class A common shares	N/A	43,616	36,793	31,805
Class B-2 common shares	N/A	1,822	1,334	853
Diluted weighted average shares outstanding
Common Shares	55,130	N/A	N/A	N/A
Class A common shares	N/A	43,788	36,901	31,864
Class B-2 common shares	N/A	6,054	5,994	6,009

 Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2014

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$160,113	$162,276	$162,276
States, municipalities and political subdivisions	191,723	195,546	195,546
Mortgage-backed securities	66,396	66,086	66,086
Asset-backed securities	126,474	126,188	126,188
All other corporate bonds	295,507	296,829	296,829

Total fixed maturities	840,213	846,925	846,925

Short-term investments	210,688	210,688	210,688

Total investments	$1,050,901	1,057,613	$1,057,613

 Essent Group Ltd. and Subsidiaries

Schedule II—Financial Information of Registrant

Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2014	2013
Assets
Fixed maturities	$1,197	$—
Short-term investments	116,630	2,002
Cash	8,500	244,218
Due from affiliates	1,179	528
Investment in consolidated subsidiaries	828,482	476,066
Other assets	668	961

Total Assets	$956,656	$723,775

Liabilities and stockholders' equity
Liabilities
Other accrued liabilities	$918	$1,634

Total liabilities	918	1,634

Commitments and contingencies
Stockholders' Equity
Common shares	1,388	1,297
Additional paid-in capital	893,285	754,390
Accumulated other comprehensive income (loss)	4,667	(1,447)
Retained earnings (accumulated deficit)	56,398	(32,099)

Total stockholders' equity	955,738	722,141

Total liabilities and stockholders' equity	$956,656	$723,775

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

 Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income (Loss)

Parent Company Only

	Year Ended December 31,
(In thousands)	2014	2013	2012
Revenues:
Investment income	$1,019	$4	$3
Realized gains, net	218	—	—
Administrative service fees from subsidiaries	1,020	—	—

Total revenues	2,257	4	3

Expenses:
Administrative service fees to subsidiaries	826	90	46
Other operating expenses	4,085	1,567	250

Total expenses	4,911	1,657	296
Loss before income taxes and equity in undistributed net income in subsidiaries	(2,654)	(1,653)	(293)

Loss before equity in undistributed net income (loss) of subsidiaries	(2,654)	(1,653)	(293)
Equity in undistributed net income (loss) of subsidiaries	91,151	67,066	(13,250)

Net income (loss)	$88,497	$65,413	$(13,543)
Other comprehensive (loss) income:
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $2,825 in 2014, ($2,080) in 2013 and $333 in 2012	6,114	(3,861)	618

Total other comprehensive income (loss)	6,114	(3,861)	618

Comprehensive income (loss)	$94,611	$61,552	$(12,925)

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

 Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating Activities
Net income (loss)	$88,497	$65,413	$(13,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net income of subsidiaries	(91,151)	(67,066)	13,250
Gain on the sale of investments, net	(218)	—	—
Stock-based compensation expense	1,076	—	—
Amortization of premium on investment securities	502	—	—
Excess tax benefits from stock-based compensation	(1,809)	—	—
Changes in assets and liabilities:
Other assets	(358)	(1,450)	121
Other accrued liabilities	13,252	4,196	2,373

Net cash provided by operating activities	9,791	1,093	2,201

Investing Activities
Net change in short term investments	(114,628)	999	(2,001)
Investments in subsidiaries	(255,155)	(197,000)	(54,567)
Purchase of investments available for sale	(95,128)	—	—
Proceeds from sales of investments available for sale	93,650	—	—

Net cash used in investing activities	(371,261)	(196,001)	(56,568)

Financing Activities
Issuance of common shares net of costs	126,441	438,403	54,497
Treasury stock acquired	(2,498)	(311)	(916)
Excess tax benefits from stock-based compensation	1,809	—	—
Investor fee payment	—	—	(1,677)

Net cash provided by financing activities	125,752	438,092	51,904

Net (decrease) increase in cash	(235,718)	243,184	(2,463)
Cash at beginning of period	244,218	1,034	3,497

Cash at end of period	$8,500	$244,218	$1,034

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

 Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplementary Notes

Note A

        The accompanying Parent Company financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority-owned subsidiaries.

Note B

        Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. Essent Guaranty currently has negative unassigned surplus and therefore, would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2015. Essent PA would be able to pay a dividend of $3.7 million in 2015.

        During the three years ending December 31, 2014, the Parent Company did not receive any dividends from its subsidiaries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this Annual Report.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

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

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2015 Annual General Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2015 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2015 Annual General Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2015 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2015 Annual General Meeting of Shareholders.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report:

1.
Financial Statements.    See the "Index to Consolidated Financial Statements" included in Item 8 of Part II of this Annual Report for a list of the financial statements filed as a part of this Annual Report.

2.
Financial Statements Schedules.    See the "Index to Financial Statement Schedules" included in Item 8 of Part II of this Annual Report for a list of the financial statements filed as a part of this Annual Report.

3.
Exhibits.    See the "Exhibit Index" immediately following the signature page to this Annual Report.

 SIGNATURES

        Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 27th day of February, 2015.

ESSENT GROUP LTD.
By:	/s/ MARK A. CASALE
	Name:	Mark A. Casale
	Title:	Chairman of the Board of Directors, Chief Executive Officer and President

        Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK A. CASALE Mark A. Casale	Chairman of the Board of Directors, Chief Executive Officer and President	February 27, 2015
/s/ LAWRENCE E. MCALEE Lawrence E. McAlee	Senior Vice President, Chief Financial Officer	February 27, 2015
/s/ DAVID B. WEINSTOCK David Weinstock	Vice President, Chief Accounting Officer	February 27, 2015
/s/ ADITYA DUTT Aditya Dutt	Director	February 27, 2015
/s/ ROBERT GLANVILLE Robert Glanville	Director	February 27, 2015
/s/ ROY J. KASMAR Roy J. Kasmar	Director	February 27, 2015
/s/ ALLAN LEVINE Allan Levine	Director	February 27, 2015

Signature	Title	Date

/s/ DOUGLAS J. PAULS Douglas J. Pauls	Director	February 27, 2015
/s/ WILLIAM SPIEGEL William Spiegel	Director	February 27, 2015
/s/ VIPUL TANDON Vipul Tandon	Director	February 27, 2015
/s/ ANDREW TURNBULL Andrew Turnbull	Director	February 27, 2015

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
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
3.3	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.3 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
4.2
Shareholders Agreement, dated as of February 6, 2009, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
4.3
Amendment No. 1 to Shareholders Agreement, dated as of March 25, 2010, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
4.4
Amendment No. 2 to Shareholders Agreement, effective as of June 24, 2013, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
4.5
Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q (File No. 001-36157) filed on November 14, 2014)
4.6
Shareholders Agreement by and among Essent Group Ltd. and Essent Intermediate, L.P. and Pine Brook Essent Co-Invest, L.P. (incorporated herein by reference to Exhibit 4.6 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
10.1
Amended and Restated Class A Common Share Subscription Agreement, dated as of March 25, 2010, among Essent Group Ltd. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.2
Fee Agreement, dated as of February 6, 2009, among Essent Group Ltd. and the Investors party thereto (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.3
Amendment and Waiver to Fee Agreement, dated as of December 18, 2012, among Essent Group Ltd. and the Investors party thereto (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

Exhibit No.		Description
10.4		Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.5	†
Amended and Restated 2009 Restricted Share Plan (incorporated herein by reference to Exhibit 10.5 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.6	†
Form of Class B-2 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.6 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.7	†	Fiscal Year 2014 Annual Leadership Bonus Program (incorporated herein by reference to Exhibit 10.9 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
10.8	†
Form of Class A Restricted Share Bonus Award Agreement (incorporated herein by reference to Exhibit 10.9 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.9	†	2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.10	†
Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.11	†	Form of Performance-Based Restricted Share Agreement (filed herewith)
10.12	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.13	†
Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.14	†
Employment Agreement, dated as of September 30, 2013, by and between Essent US Holdings, Inc. and Adolfo Marzol (incorporated herein by reference to Exhibit 10.15 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.15	†
Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.16	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Lawrence E. McAlee (filed herewith)
10.17	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (filed herewith)

Exhibit No.		Description
10.18		Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.19	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
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
101*
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†
Management contract or compensatory plan or arrangement.

*
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
Relative Share of Private and Public Mortgage Insurance
Private mortgage insurance NIW ($ in billions)
Portfolio by Credit Score
Portfolio by LTV
Portfolio by Loan Amortization Period
Top Ten States
Top Ten Metropolitan Statistical Areas
Number of Loans in Default and Default Rate
Loan Defaults by Originating Year
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. MINE SAFETY DISCLOSURES
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investment Portfolio by Asset Class
Investment Portfolio by Rating
Investment Portfolio by Effective Duration
Top Ten Portfolio Holdings
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Essent Group Ltd. and Subsidiaries Consolidated Balance Sheets
Essent Group Ltd. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)
Essent Group Ltd. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity
Essent Group Ltd. and Subsidiaries Consolidated Statements of Cash Flows
Essent Group Ltd. and Subsidiaries Notes to Consolidated Financial Statements
Essent Group Ltd. and Subsidiaries Schedule I—Summary of Investments—Other Than Investments in Related Parties December 31, 2014
Essent Group Ltd. and Subsidiaries Schedule II—Financial Information of Registrant Balance Sheets Parent Company Only
Essent Group Ltd. and Subsidiaries Schedule II—Condensed Financial Information of Registrant Condensed Statements of Comprehensive Income (Loss) Parent Company Only
Essent Group Ltd. and Subsidiaries Schedule II—Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
Essent Group Ltd. and Subsidiaries Schedule II—Condensed Financial Information of Registrant Parent Company Only Supplementary Notes
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX