Form 10-Q
period 2014-12-31
Essent Group Ltd.
filed 2015-05-11
CIK 1448893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36157

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of the registrant’s common shares outstanding as of May 7, 2015 was 92,659,724.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, factors described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.  These factors include, without limitation, the following:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2015	2014
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2015 — $994,598; 2014 — $840,213)	$1,008,309	$846,925
Short-term investments (amortized cost: 2015 — $111,922; 2014 — $210,688)	111,922	210,688
Total investments	1,120,231	1,057,613
Cash	21,902	24,411
Accrued investment income	6,240	5,748
Accounts receivable	15,763	15,810
Deferred policy acquisition costs	9,852	9,597
Property and equipment (at cost, less accumulated depreciation of $39,994 in 2015 and $39,260 in 2014)	8,073	5,841
Prepaid federal income tax	63,673	59,673
Other assets	4,352	2,768
Total assets	$1,250,086	$1,181,461

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$10,065	$8,427
Unearned premium reserve	164,167	156,948
Accrued payroll and bonuses	5,464	14,585
Net deferred tax liability	53,482	37,092
Other accrued liabilities	20,891	8,671
Total liabilities	254,069	225,723
Commitments and contingencies
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued — 92,574 shares in 2015 and 92,546 shares in 2014	1,389	1,388
Additional paid-in capital	893,836	893,285
Accumulated other comprehensive income	9,556	4,667
Retained earnings	91,236	56,398
Total stockholders’ equity	996,017	955,738
Total liabilities and stockholders’ equity	$1,250,086	$1,181,461

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Revenues:
Net premiums written	$82,257	$52,192
Increase in unearned premiums	(7,219)	(7,442)
Net premiums earned	75,038	44,750
Net investment income	4,280	1,898
Realized investment gains, net	649	400
Other income	44	773
Total revenues	80,011	47,821

Losses and expenses:
Provision for losses and LAE	1,999	902
Other underwriting and operating expenses	27,498	23,459
Total losses and expenses	29,497	24,361

Income before income taxes	50,514	23,460
Income tax expense	15,676	8,454
Net income	$34,838	$15,006

Earnings per share:
Basic	$0.39	$0.18
Diluted	$0.38	$0.18

Weighted average shares outstanding:
Basic	90,185	82,864
Diluted	91,514	84,696

Net income	$34,838	$15,006

Other comprehensive income:
Change in unrealized appreciation of investments, net of tax expense of $2,110 in 2015 and $370 in 2014	4,889	479
Total other comprehensive income	4,889	479
Comprehensive income	$39,727	$15,485

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

			Accumulated	Retained
		Additional	Other	Earnings		Total
	Common	Paid-In	Comprehensive	(Accumulated	Treasury	Stockholders’
(In thousands)	Shares	Capital	Income (Loss)	Deficit)	Stock	Equity
Balance at January 1, 2014	$1,297	$754,390	$(1,447)	$(32,099)	$—	$722,141

Net income				88,497		88,497
Other comprehensive income			6,114			6,114
Issuance of common shares net of issuance cost of $6,761	90	126,649				126,739
Issuance of management incentive shares	2	414				416
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		12,520				12,520
Excess tax benefits from stock-based compensation expense		1,809				1,809
Treasury stock acquired					(2,498)	(2,498)
Cancellation of treasury stock	(1)	(2,497)			2,498	—
Balance at December 31, 2014	$1,388	$893,285	$4,667	$56,398	$—	$955,738

Net income				34,838		34,838
Other comprehensive income			4,889			4,889
Issuance of management incentive shares	5	(5)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		3,261				3,261
Excess tax benefits from stock-based compensation expense		2,280				2,280
Treasury stock acquired					(5,023)	(5,023)
Cancellation of treasury stock	(3)	(5,020)			5,023	—
Other equity transactions		34				34
Balance at March 31, 2015	$1,389	$893,836	$9,556	$91,236	$—	$996,017

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Operating Activities
Net income	$34,838	$15,006
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(649)	(400)
Depreciation and amortization	734	546
Amortization of discount on payments due under Asset Purchase Agreement	—	18
Stock-based compensation expense	3,261	2,783
Amortization of premium on investment securities	2,360	1,153
Deferred income tax provision	14,280	7,107
Excess tax benefits from stock-based compensation	(2,280)	(1,631)
Change in:
Accrued investment income	(492)	(1,695)
Accounts receivable	(1,151)	(345)
Deferred policy acquisition costs	(255)	(455)
Prepaid federal income tax	(4,000)	(10,000)
Other assets	(1,584)	(203)
Reserve for losses and LAE	1,638	734
Unearned premium reserve	7,219	7,442
Accrued liabilities	(6,739)	(7,532)
Net cash provided by operating activities	47,180	12,528

Investing Activities
Net change in short-term investments	98,766	(247,446)
Purchase of investments available for sale	(220,284)	(291,424)
Proceeds from maturity of investments available for sale	5,525	7,232
Proceeds from sales of investments available for sale	71,077	52,215
Purchase of property and equipment, net	(1,527)	(507)
Net cash used in investing activities	(46,443)	(479,930)

Financing Activities
Treasury stock acquired	(5,023)	(2,327)
Payment of offering costs	(537)	(719)
Excess tax benefits from stock-based compensation	2,280	1,631
Other financing activities	34	—
Net cash used in financing activities	(3,246)	(1,415)

Net decrease in cash	(2,509)	(468,817)
Cash at beginning of year	24,411	477,655
Cash at end of period	$21,902	$8,838

Noncash Transactions
Issuance of management incentive shares (see Note 6)	$—	$416

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

Note 1. Nature of Operations and Basis of Presentation

Essent Group Ltd. (“Essent Group”) is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance facilitates the sale of low-down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to the government sponsored enterprises (“GSEs”), Fannie Mae and Freddie Mac. Essent Group was incorporated in Bermuda in July 2008. In March 2014, Essent Group formed Essent Irish Intermediate Holdings Limited (“Essent Irish Intermediate”) as a wholly-owned subsidiary.  In April 2014, Essent Group contributed all of the outstanding stock of Essent US Holdings, Inc. (“Essent Holdings”) to Essent Irish Intermediate.  The primary mortgage insurance operations are conducted through Essent Holdings’ regulated and licensed wholly-owned subsidiaries, Essent Guaranty, Inc. (“Essent Guaranty”) and Essent Guaranty of PA, Inc. (“Essent PA”).  Essent Group also has a wholly-owned Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978, Essent Reinsurance, Ltd. (“Essent Re”), which offers mortgage-related insurance and reinsurance.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2014, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2015 prior to the issuance of these condensed consolidated financial statements.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Note 2. Investments Available for Sale

Investments available for sale consist of the following:

March 31, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$124,439	$1,685	$(31)	$126,093
U.S. agency securities	3,182	26	—	3,208
U.S. agency mortgage-backed securities	83,952	2,103	(97)	85,958
Municipal debt securities(1)	241,653	5,076	(458)	246,271
Corporate debt securities	339,954	5,239	(112)	345,081
Mortgage-backed securities	64,041	899	(781)	64,159
Asset-backed securities	137,377	329	(167)	137,539
Money market funds	111,922	—	—	111,922
Total investments available for sale	$1,106,520	$15,357	$(1,646)	$1,120,231

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2014 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$73,432	$927	$(143)	$74,216
U.S. agency securities	4,491	29	—	4,520
U.S. agency mortgage-backed securities	82,190	1,564	(214)	83,540
Municipal debt securities(1)	191,723	4,147	(324)	195,546
Corporate debt securities	295,507	2,123	(801)	296,829
Mortgage-backed securities	66,396	574	(884)	66,086
Asset-backed securities	126,474	136	(422)	126,188
Money market funds	210,688	—	—	210,688
Total investments available for sale	$1,050,901	$9,500	$(2,788)	$1,057,613

(1)         At March 31, 2015, approximately 65.7% of municipal debt securities were special revenue bonds, 30.4% were general obligation bonds, 1.2% were tax allocation bonds and 2.7% were certification of participation bonds. At December 31, 2014, approximately 59.7% of municipal debt securities were special revenue bonds, 37.5% were general obligation bonds, 1.5% were tax allocation bonds, 0.8% were certification of participation bonds and 0.5% were special assessment bonds.

The amortized cost and fair value of investments available for sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$21,905	$21,931
Due after 1 but within 5 years	44,542	44,669
Due after 5 but within 10 years	57,992	59,493
Subtotal	124,439	126,093
U.S. agency securities:
Due in 1 year	748	756
Due after 1 but within 5 years	2,434	2,452
Subtotal	3,182	3,208
Municipal debt securities:
Due in 1 year	—	—
Due after 1 but within 5 years	74,064	74,393
Due after 5 but within 10 years	85,930	88,529
Due after 10 years	81,659	83,349
Subtotal	241,653	246,271
Corporate debt securities:
Due in 1 year	19,281	19,331
Due after 1 but within 5 years	213,360	214,853
Due after 5 but within 10 years	107,032	110,602
Due after 10 years	281	295
Subtotal	339,954	345,081
U.S. agency mortgage-backed securities	83,952	85,958
Mortgage-backed securities	64,041	64,159
Asset-backed securities	137,377	137,539
Money market funds	111,922	111,922
Total investments available for sale	$1,106,520	$1,120,231

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Essent Group realized gross gains and losses on the sale of investments available for sale as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Realized gross gains	$788	$665
Realized gross losses	139	265

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2015 (In thousands)
U.S. Treasury securities	$23,005	$(31)	$—	$—	$23,005	$(31)
U.S. agency mortgage-backed securities	5,719	(49)	1,857	(48)	7,576	(97)
Municipal debt securities	65,337	(410)	4,632	(48)	69,969	(458)
Corporate debt securities	24,411	(94)	5,111	(18)	29,522	(112)
Mortgage-backed securities	18,870	(174)	18,910	(607)	37,780	(781)
Asset-backed securities	66,311	(145)	6,871	(22)	73,182	(167)
Total	$203,653	$(903)	$37,381	$(743)	$241,034	$(1,646)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2014 (In thousands)
U.S. Treasury securities	$16,543	$(34)	$5,155	$(109)	$21,698	$(143)
U.S. agency mortgage-backed securities	2,334	—	8,566	(214)	10,900	(214)
Municipal debt securities	39,902	(229)	8,684	(95)	48,586	(324)
Corporate debt securities	113,717	(701)	12,659	(100)	126,376	(801)
Mortgage-backed securities	28,091	(264)	16,092	(620)	44,183	(884)
Asset-backed securities	100,248	(405)	2,201	(17)	102,449	(422)
Total	$300,835	$(1,633)	$53,357	$(1,155)	$354,192	$(2,788)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments of investments in the three months ended March 31, 2015 or year ended December 31, 2014.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million as of March 31, 2015 and as of December 31, 2014.  In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties.  The fair value of the required investments on deposit in these trusts were $117.8 million at March 31, 2015 and $66.7 million at December 31, 2014.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2015	2014
Fixed maturities	$4,653	$2,056
Short-term investments	12	12
Gross investment income	4,665	2,068
Investment expenses	(385)	(170)
Net investment income	$4,280	$1,898

Note 3. Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	March 31, 2015	December 31, 2014
Premiums receivable	$14,041	$13,210
Other receivables	1,722	2,600
Total accounts receivable	15,763	15,810
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$15,763	$15,810

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

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

($ in thousands)	2015	2014
Reserve for losses and LAE at beginning of period	$8,427	$3,070
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	8,427	3,070
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	2,705	1,286
Prior years	(706)	(384)
Net incurred losses during the current period	1,999	902
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	—	—
Prior years	361	168
Net loss and LAE payments during the current period	361	168
Net reserve for losses and LAE at end of period	10,065	3,804
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$10,065	$3,804

Loans in default at end of period	505	192

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2015, $0.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $0.7 million favorable prior-year development during the three months ended March 31, 2015. Reserves remaining as of March 31, 2015 for prior years are $7.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2014, $0.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $0.4 million favorable prior-year development during the three months ended March 31, 2014. Reserves remaining as of March 31, 2014 for prior years were $2.5 million as a result of re-estimation of unpaid losses and loss adjustment expenses. The decreases in both periods are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 5. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions LLC’s contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We have not paid any amounts related to remedies for the three months ended March 31, 2015 or 2014. As of March 31, 2015, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2015 are not material to our financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2015, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 6. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the three months ended March 31, 2015:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
		Weighted		Weighted		Weighted
(Shares in thousands)	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value	Number of Share Units	Average Grant Date Fair Value
Outstanding at beginning of year	1,290	$14.83	1,472	$9.04	664	$18.32
Granted	30	24.46	89	24.46	76	24.46
Vested	—	N/A	(455)	9.33	(191)	17.97
Forfeited	(46)	16.40	(41)	17.61	(1)	17.00
Outstanding at March 31, 2015	1,274	$15.00	1,065	$9.87	548	$19.30

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2015, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan that were subject to time-based and performance-based vesting.  The time-based share awards granted in February 2015 vest in three equal installments on March 1, 2016, 2017 and 2018.  The performance-based share awards granted in February 2015 vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2015 and vest on March 1, 2018.  The portion of the nonvested common shares that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

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

In connection with our incentive program covering bonus awards for performance year 2014, in February 2015, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2016, 2017 and 2018.

The total fair value of nonvested shares that vested was $16.4 million and $17.5 million, for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was $29.0 million of total unrecognized compensation expense related to nonvested shares outstanding at March 31, 2015 and we expect to recognize the expense over a weighted average period of 2.5 years.

In May 2015, 35,896 time-based share units were granted to non-employee directors that vest one year from the date of grant and 40,406 nonvested common shares were granted to an employee in connection with an employment agreement that are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 195,884 in the three months ended March 31, 2015. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of March 31, 2015.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the three months ended March 31:

(In thousands)	2015	2014
Compensation expense	$3,261	$2,783
Income tax benefit	1,141	974

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the three months ended March 31:

(In thousands, except per share amounts)	2015	2014
Net income	$34,838	$15,006
Less: dividends declared	—	—
Net income available to common shareholders	$34,838	$15,006
Basic earnings per share:	$0.39	$0.18
Diluted earnings per share:	$0.38	$0.18
Basic weighted average shares outstanding:	90,185	82,864
Dilutive effect of nonvested shares:	1,329	1,832
Diluted weighted average shares outstanding:	91,514	84,696

There were 252,180 and 64,469 antidilutive shares for the three months ended March 31, 2015 and 2014, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation.  Based on the compounded annual book value per share growth as of March 31, 2015, 100% of the performance-based share awards would be issuable under the terms of the arrangements if March 31, 2015 was the end of the contingency period.  Based on the compounded annual book value per share growth as of March 31, 2014, 0% of the performance-based share awards would be issuable under the terms of the arrangements if March 31, 2014 was the end of the contingency period.

Note 8. Accumulated Other Comprehensive Income

The following table presents the rollforward of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax

Balance at beginning of period	$6,712	$(2,045)	$4,667
Other comprehensive income:
Unrealized holding gains arising during the period	7,648	(2,337)	5,311
Less: Reclassification adjustment for gains included in net income (1)	(649)	227	(422)
Net unrealized gains on investments	6,999	(2,110)	4,889
Other comprehensive income	6,999	(2,110)	4,889
Balance at end of period	$13,711	$(4,155)	$9,556

	Three months ended March 31, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income:
Unrealized holding gains arising during the period	1,249	(509)	740
Less: Reclassification adjustment for gains included in net income (1)	(400)	139	(261)
Net unrealized gains on investments	849	(370)	479
Other comprehensive income	849	(370)	479
Balance at end of period	$(1,378)	$410	$(968)

(1) Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

March 31, 2015 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$126,093	$126,093
U.S. agency securities	3,208	3,208
U.S. agency mortgage-backed securities	85,958	85,958
Municipal debt securities	246,271	246,271
Corporate debt securities	345,081	345,081
Mortgage-backed securities	64,159	64,159
Asset-backed securities	137,539	137,539
Money market funds	111,922	111,922
Total investments	$1,120,231	$1,120,231
Financial Liabilities:
Derivative liabilities	$1,959	$1,959

December 31, 2014 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$74,216	$74,216
U.S. agency securities	4,520	4,520
U.S. agency mortgage-backed securities	83,540	83,540
Municipal debt securities	195,546	195,546
Corporate debt securities	296,829	296,829
Mortgage-backed securities	66,086	66,086
Asset-backed securities	126,188	126,188
Money market funds	210,688	210,688
Total investments	$1,057,613	$1,057,613
Financial Liabilities:
Derivative liabilities	$661	$661

Fair Value Hierarchy

ASC No. 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument shall be determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

•                  Derivative liabilities — We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In determining an exit market, we consider the fact that there is not a principal market for these contracts. In the absence of a principal market, we value our ACIS contracts in a hypothetical market where market participants, and potential counterparties, include other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value

All assets measured at fair value are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis.

March 31, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Assets
U.S. Treasury securities	$126,093	$—	$—	$126,093
U.S. agency securities	3,208	—	—	3,208
U.S. agency mortgage-backed securities	85,958	—	—	85,958
Municipal debt securities	—	246,271	—	246,271
Corporate debt securities	—	345,081	—	345,081
Mortgage-backed securities	4,800	59,359	—	64,159
Asset-backed securities	—	137,539	—	137,539
Money market funds	111,922	—	—	111,922
Total assets at fair value	$331,981	$788,250	$—	$1,120,231
Liabilities
Derivative liabilities	$—	$—	$1,959	$1,959
Total liabilities at fair value	$—	$—	$1,959	$1,959

December 31, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Assets
U.S. Treasury securities	$74,216	$—	$—	$74,216
U.S. agency securities	4,520	—	—	4,520
U.S. agency mortgage-backed securities	83,540	—	—	83,540
Municipal debt securities	—	195,546	—	195,546
Corporate debt securities	—	296,829	—	296,829
Mortgage-backed securities	4,882	61,204	—	66,086
Asset-backed securities	—	126,188	—	126,188
Money market funds	210,688	—	—	210,688
Total assets at fair value	$377,846	$679,767	$—	$1,057,613
Liabilities
Derivative liabilities	$—	$—	$661	$661
Total liabilities at fair value	$—	$—	$661	$661

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the three months ended March 31, 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 liabilities in the condensed consolidated balance sheets at March 31, 2015. For the three months ended March 31, 2014, we had no Level 3 liabilities.  During the three months ended March 31, 2015, and in the year ended December 31, 2014, we had no Level 3 assets.

(In thousands)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$661	$(749)	$—	$549	$—	$—	$1,959	$(749)

Total Level 3 Liabilities	$661	$(749)	$—	$549	$—	$—	$1,959	$(749)

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of March 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$1,959	Discounted cash flows	Constant prepayment rate	13.91%
			Default rate	1.49%
			Reference STACR credit spread	3.29%

The significant unobservable inputs used for derivative liabilities are constant prepayment rates (“CPR”) and default rates on the reference pool of mortgages and the credit spreads on the reference STACR notes.  An increase in the CPR, default rate or reference STACR credit spread will increase the fair value of the liability.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Statutory Accounting

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

(In thousands)	2015	2014
Essent Guaranty
Statutory net income	$40,174	$20,847
Statutory surplus	471,240	377,190
Contingency reserve liability	211,296	100,277

Essent PA
Statutory net income	$4,148	$2,656
Statutory surplus	43,928	40,032
Contingency reserve liability	19,744	8,877

Net income determined in accordance with statutory accounting practices differs from GAAP.  In 2015 and 2014, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes.  Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP.  We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department.  Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2015 and 2014, the statutory capital of our insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

On April 17, 2015, the Federal Housing Finance Agency (“FHFA”) publicly released the final Private Mortgage Insurer Eligibility Requirements (“PMIERs”) which will become effective on December 31, 2015.  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements. As of March 31, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the final PMIERs as published.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2015, Essent Guaranty increased its contingency reserve by $32.1 million and Essent PA increased its contingency reserve by $2.8 million.  This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2015 or 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2015 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report”. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report.  We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Except as otherwise indicated, “Market Share” means our market share as measured by our share of total new insurance written (“NIW”) on a flow basis (in which loans are insured in individual, loan-by-loan transactions) in the private mortgage insurance industry, and excludes both NIW under the Home Affordable Refinance Program (“HARP” and such NIW, the “HARP NIW”) and bulk insurance (in which each loan in a portfolio of loans is insured in a single transaction).

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Our Market Share for the three months ended March 31, 2015 was an estimated 12.1%, compared to 13.7% and 12.1% for the years ended December 31, 2014 and 2013, respectively. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013.  The financial strength of Essent Guaranty, our wholly-owned insurance subsidiary, is rated BBB+ with a stable outlook by Standard & Poor’s Rating Services (“S&P”).  On April 27, 2015, Moody’s Investor Services (“Moody’s”) affirmed its rating of Essent Guaranty at Baa2, and changed its outlook to positive from stable.

We had master policy relationships with approximately 1,185 customers as of March 31, 2015 and had 1,025 customers that generated NIW during the twelve months ended March 31, 2015.  Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 339 employees as of March 31, 2015. For the three months ended March 31, 2015 and 2014, we generated new insurance written of approximately $5.3 billion and $3.6 billion, respectively, and as of March 31, 2015, we had approximately $53.3 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Re. As of March 31, 2015, Essent Re provides insurance or reinsurance in connection with Freddie Mac’s Agency Credit Insurance Structure (ACIS) program covering in the aggregate up to approximately $63.5 million of risk on mortgage loans in reference pools associated with debt notes issued by Freddie Mac. Essent Re also reinsures 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

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

On April 17, 2015, the FHFA publicly released the final PMIERs, which will become effective on December 31, 2015.  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements.  As of March 31, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the final PMIERs as published. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2015 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2015, monthly and single premium policies comprised 76.3% and 23.7% of our NIW, respectively.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 82.8% at March 31, 2015. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was comprised entirely of investment-grade fixed income securities and money market funds as of March 31, 2015. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad,” to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. From the period from December 1, 2009 to November 30, 2010, this fee was based on a fixed amount. Effective December 1, 2010, the fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement provides for a minimum monthly fee of $150,000 for the duration of the services agreement. The services agreement was automatically extended until November 30, 2015 and provides for four subsequent one-year renewals at Triad’s option.

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

•                  the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our Clarity of Coverage® master policy endorsement, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•                  the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 84% of our IIF as of March 31, 2015 having been originated since January 1, 2013. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

We establish loss reserves for delinquent loans when we are notified that a borrower has missed at least two consecutive monthly payments (“Case Reserves”), as well as estimated reserves for defaults that may have occurred but not yet been reported to us (“IBNR Reserves”). We also establish reserves for the associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees. Using both internal and external information, we establish our reserves based on the likelihood that a default will reach claim status and estimated claim severity. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report for further information.

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2015, 84% of our IIF relates to business written since January 1, 2013 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 66% and 67% of other underwriting and operating expenses for the three months ended March 31, 2015 and 2014, respectively.  Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.  Compensation and benefits expense has increased as we have increased our staffing from 289 employees at January 1, 2014 to 339 at March 31, 2015, primarily in our business development and operations functions to support the growth of our business.  The growth in our sales organization contributed to the growth of our active customers and NIW.  We also expanded our underwriting and customer service teams to support this new business.

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

Income Taxes

Income taxes are incurred based on the amount of earnings or losses generated in the jurisdictions in which we operate and the applicable tax rates and regulations in those jurisdictions. Through December 31, 2014, substantially all of our business activity had been conducted in the United States where we are subject to corporate level Federal income taxes. Our U.S. insurance subsidiaries are generally not subject to income taxes in the states in which we operate; however, our non-insurance subsidiaries are subject to state income taxes. In lieu of state income taxes, our insurance subsidiaries pay premium taxes that are recorded in other underwriting and operating expenses. In 2014, Essent Re entered into insurance and reinsurance transactions with Freddie Mac and entered into a quota share reinsurance agreement with Essent Guaranty, an affiliate, to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. During 2014, since substantially all of our earnings were generated in the United States, our effective tax rate approximated the federal statutory tax rate. In 2015 and future periods, the amount of income tax expense or benefit will be dependent on the jurisdictions in which we operate and the tax laws and regulations in effect, as well as the amount of earnings or losses generated in those jurisdictions.

Mortgage Insurance Earnings and Cash Flow Cycle

In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern generally occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and by increasing losses.

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2015 and 2014.  In addition, this table includes our risk in force, or RIF, at the end of each period.

	Three Months Ended March 31,
(In thousands)	2015	2014
IIF, beginning of period	$50,762,594	$32,028,196
NIW	5,346,820	3,630,573
Cancellations	(2,855,782)	(880,712)
IIF, end of period	$53,253,632	$34,778,057
Average IIF during the period	$51,975,527	$33,349,576
RIF, end of period	$12,891,462	$8,493,862

Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. The following is a summary of our IIF at March 31, 2015 by vintage:

($ in thousands)	$	%
2015 (through March 31)	$5,318,322	10.0%
2014	22,714,231	42.7
2013	16,775,870	31.5
2012	7,189,946	13.5
2011	1,183,725	2.2
2010	71,538	0.1
	$53,253,632	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing.

The following table outlines our average premium rate, which reflects net premiums earned as a percentage of average IIF, for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Net premiums earned	$75,038	$44,750
Average IIF during the period	$51,975,527	$33,349,576
Average premium rate (annualized)	0.58%	0.54%

Persistency Rate

The measure for assessing the impact of policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in “— Factors Affecting Our Results of Operations — Persistency and Business Mix.”

Risk to Capital

The risk to capital ratio has historically been used as a measure of capital adequacy in the U.S. mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital for our U.S. insurance companies is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in “— Liquidity and Capital Resources — Insurance Company Capital.”

As of March 31, 2015, our combined net risk in force for our U.S. insurance companies was $11.8 billion and our combined statutory capital was $747.9 million, resulting in a risk to capital ratio of 15.8 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. As discussed below, the GSEs announced new PMIERs on April 17, 2015 which, when effective on December 31, 2015, will require us and the other private mortgage insurers in our industry to maintain a sufficient level of liquid assets from which to pay claims.  See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”  Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the three months ended March 31, 2015 and 2014, capital contributions of $0 and $35 million, respectively, were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2015	2014
Revenues:
Net premiums written	$82,257	$52,192
Increase in unearned premiums	(7,219)	(7,442)
Net premiums earned	75,038	44,750
Net investment income	4,280	1,898
Realized investment gains, net	649	400
Other income	44	773
Total revenues	80,011	47,821

Losses and expenses:
Provision for losses and LAE	1,999	902
Other underwriting and operating expenses	27,498	23,459
Total losses and expenses	29,497	24,361
Income before income taxes	50,514	23,460
Income tax expense	15,676	8,454
Net income	$34,838	$15,006

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015, we reported net income of $34.8 million, compared to net income of $15.0 million for the three months ended March 31, 2014.  The increase in our operating results in 2015 over the same period in 2014 was primarily due to an increase in net premiums earned associated with the growth of our IIF and an increase in net investment income, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2015 by 68% compared to the three months ended March 31, 2014 due to the increase in our average IIF from $33.3 billion at March 31, 2014 to $52.0 billion at March 31, 2015, as well as an increase in the average premium rate from 0.54% in the first quarter of 2014 to 0.58% in the first quarter of 2015.  The increase in the premium rate is due to changes in the mix of business and an increase in cancellations of non-refundable single premium policies.

The increase in net written premiums is due primarily to the increase in average IIF of 56% in the quarter ended March 31, 2015 versus the comparable period in 2014.  Net premiums written increased in the three months ended March 31, 2015 by 58% over the three months ended March 31, 2014.

In the three months ended March 31, 2015, unearned premiums increased by $7.2 million as a result of net premiums written on single premium policies of $21.2 million which was partially offset by $14.0 million of unearned premium that was recognized in earnings during the period.  In the three months ended March 31, 2014, unearned premiums increased by $7.4 million as a result of net premiums written on single premium policies of $12.5 million which was partially offset by $5.1 million of unearned premium that was recognized in earnings during the period.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended March 31,
(In thousands)	2015	2014
Fixed maturities	$4,653	$2,056
Short-term investments	12	12
Gross investment income	4,665	2,068
Investment expenses	(385)	(170)
Net investment income	$4,280	$1,898

The increase in net investment income to $4.3 million for the three months ended March 31, 2015 as compared to $1.9 million for the three months ended March 31, 2014 is due in part to an increase in the weighted average balance of our investment portfolio as a result of investing the proceeds from our secondary offering of common shares in 2014, proceeds from our IPO, and cash flows generated from operations. The average cash and investment portfolio balance was $1.1 billion for the three months ended March 31, 2015 compared to $818.3 million for the three months ended March 31, 2014.  The increase in net investment income is also due to an increase in the yield on the investment portfolio, resulting from a reduction in short-term investments and an increase in higher yielding fixed maturity securities.  The pre-tax investment income yield was 1.7% and 1.0% in the three months ended March 31, 2015 and 2014, respectively. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and reinsurance policies issued by Essent Re under the ACIS program. The decrease in other income for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a decrease in the estimated fair value of our ACIS contracts resulting from an increase in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three months ended March 31, 2015 as compared to the same period in 2014 was due to increases in the number of insured loans in default and the seasoning of the underlying loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Beginning default inventory	457	159
Plus: new defaults	381	167
Less: cures	(320)	(128)
Less: claims paid	(13)	(6)
Ending default inventory	505	192

The increase in the number of defaults at March 31, 2015 compared to March 31, 2014 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of March 31,
	2015	2014
Case reserves (in thousands)	$9,210	$3,481
Ending default inventory	505	192
Average reserve per default	$18,238	$18,130
Default rate	0.21%	0.12%
Claims received included in ending default inventory	7	6

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	As of March 31,
(In thousands)	2015	2014
Reserve for losses and LAE at beginning of period	$8,427	$3,070
Add provision for losses and LAE occurring in:
Current period	2,705	1,286
Prior years	(706)	(384)
Incurred losses during the current period	1,999	902
Deduct payments for losses and LAE occurring in:
Current period	—	—
Prior years	361	168
Loss and LAE payments during the current period	361	168
Reserve for losses and LAE at end of period	$10,065	$3,804

	As of March 31, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	230	46%	$2,246	24%	$12,782	18%
Four to eleven payments	216	43	5,045	55	11,195	45
Twelve or more payments	52	10	1,658	18	2,241	74
Pending claims	7	1	261	3	257	102
Total	505	100%	9,210	100%	$26,475	35
IBNR			691
LAE and other			164
Total reserves			$10,065

	As of March 31, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	95	49%	$936	27%	$4,309	22%
Four to eleven payments	76	40	1,636	47	3,406	48
Twelve or more payments	15	8	561	16	867	65
Pending claims	6	3	348	10	360	97
Total	192	100%	3,481	100%	$8,942	39
IBNR			261
LAE and other			62
Total reserves			$3,804

During the three months ended March 31, 2015, the provision for losses and LAE was $2.0 million, comprised of $2.7 million of current year losses partially offset by $0.7 million of favorable prior years’ loss development.  During the three months ended March 31, 2014, the provision for losses and LAE was $0.9 million, comprised of $1.3 million of current year losses partially offset by $0.4 million of favorable prior years’ loss development.  In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	As of March 31,
($ in thousands)	2015	2014
Number of claims paid	13	6
Amount of claims paid	$349	$159
Claim severity	72%	84%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2015		2014
($ in thousands)	$	%	$	%
Compensation and benefits	$18,186	66%	$15,668	67%
Other	9,312	34	7,791	33
	$27,498	100%	$23,459	100%

Number of employees at end of period		339		302

Other underwriting and operating expenses were $27.5 million in the three months ended March 31, 2015 as compared to $23.5 million in the three months ended March 31, 2014.  The significant factors contributing to the change in other underwriting and operating expenses were:

•                  Compensation and benefits increased primarily due to the increase in our work force to 339 at March 31, 2015 from 289 at January 1, 2014, as increases in stock-based compensation and taxes and benefits. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•                  Other expenses, including premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses, increased as a result of the expansion of our business.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $15.7 million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 31.0% and 36.0% for the three months ended March 31, 2015 and 2014.  For interim reporting periods, we are generally required to use an annualized effective tax rate method under GAAP to calculate the income tax provision.  In 2014, substantially all of our earnings were generated in the United States.  In the three months ended March 31, 2014, our effective tax rate exceeded the U.S. statutory income tax rate primarily due to non-deductible expenses.  For 2015, we expect the proportion of our consolidated earnings generated in Bermuda to increase as a result of insurance and reinsurance contracts executed with Freddie Mac and the quota share reinsurance agreement entered in to by Essent Guaranty and Essent Re effective July 1, 2014.  Bermuda does not have a corporate income tax.

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

As of March 31, 2015, we had substantial liquidity with cash of $21.9 million, short-term investments of $111.9 million and fixed maturity investments of $1.0 billion, and had no debt outstanding.  At March 31, 2015, net cash and investments at the holding company were $123.6 million. Our cash and short-term investment position decreased in the three months ended March 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of an increase in amounts invested in our fixed income portfolio.  Our cash and short-term investment position increased during the year ended December 31, 2014 primarily as a result of net proceeds of $126.7 million from our secondary offering of common shares which was completed in November 2014 plus cash flows from operations, net of amounts invested in our fixed income portfolio.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet the capital adequacy requirements under the PMIERs adopted by the GSEs effective December 31, 2015 as well as any new capital requirements that are adopted by regulatory authorities, or to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives including the insurance activities of Essent Re.

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

•                  increase in expected claim payments related to our IIF; or

•                  increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which it is authorized to operate and the GSEs.  Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholder’s surplus or (ii) the preceding year’s statutory net income.  The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval.  At March 31, 2015, Essent Guaranty had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2015. At March 31, 2015, Essent PA had unassigned surplus of $4.9 million. During the three months ended March 31, 2015, Essent PA did not pay a dividend. In 2014, Essent PA paid a $200,000 dividend to Essent Holdings. Essent Guaranty has paid no dividends since its inception. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties.  In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million.  As of March 31, 2015, Essent Re had total equity of $159.0 million. At March 31, 2015, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three months ended March 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$47,180	$12,528
Net cash used in investing activities	(46,443)	(479,930)
Net cash used in financing activities	(3,246)	(1,415)
Net decrease in cash	$(2,509)	$(468,817)

Operating Activities

Cash flow provided by operating activities totaled $47.2 million for the three months ended March 31, 2015 as compared to cash flow provided by operating activities of $12.5 million for the three months ended March 31, 2014. The increase in cash flow from operating activities of $34.7 million in 2015 was a result of increases in premiums collected and net investment income, partially offset by increases in prepaid taxes and expenses paid.

Investing Activities

Cash flow used in investing activities totaled $46.4 million for the three months ended March 31, 2015, primarily related to investing cash flows from the business.  Cash flow used in investing activities totaled $479.9 million for the three months ended March 31, 2014 primarily related to investing capital contributions from our initial investors received in 2013, proceeds from our initial public offering that was completed in November 2013, and cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $3.2 million for the three months ended March 31, 2015 as compared to cash used in financing activities of $1.4 million for the three months ended March 31, 2014. The increase in cash flow used in financing activities was primarily related to an increase in acquisition of treasury stock from employees to satisfy tax withholding obligations, partially offset by an increase in excess tax benefits recognized as a result of stock-based compensation.

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

During the three month period ended March 31, 2015, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries.  During the three month period ended March 31, 2014, capital contributions of $35 million were made to our U.S. insurance subsidiaries.

Our combined risk to capital calculation for our U.S. insurance operations as of March 31, 2015 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$516,883
Contingency reserves	231,041
Combined statutory capital	$747,924
Combined net risk in force	$11,798,777
Combined risk to capital ratio	15.8:1

For additional information regarding regulatory capital, see Note 10 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty plus Essent PA, after eliminating the impact of intercompany transactions. The combined risk to capital ratio equals the sum of the net risk in force of Essent Guaranty and Essent PA divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Such practices vary from accounting principles generally accepted in the United States.

In 2014, Essent Re entered into insurance and reinsurance transactions with Freddie Mac and also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  As of March 31, 2015, Essent Re had total stockholders’ equity of $159.0 million and net risk in force of $1.1 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is BBB+ with a stable outlook by S&P.  On April 27, 2015, Moody’s affirmed its rating of Essent Guaranty at Baa2, and changed its outlook to positive from stable.  Essent Re is not currently rated by a nationally recognized statistical rating organization.

Private Mortgage Insurer Eligibility Requirements

On April 17, 2015, the FHFA publicly released the final PMIERs, which become effective on December 31, 2015.  The PMIERs represent the standards by which private mortgage insurers will be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements.  As of March 31, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the final PMIERs as published.

Financial Condition

Stockholders’ Equity

As of March 31, 2015, stockholders’ equity was $996.0 million compared to $955.7 million as of December 31, 2014. This increase was primarily due to net income generated in 2015.

Investments

The total fair value of our investment portfolio was $1.1 billion as of March 31, 2015 and as of December 31, 2014. In addition, our total cash was $21.9 million as of March 31, 2015, compared to $24.4 million as of December 31, 2014.

Investment Portfolio by Asset Class

Asset Class	March 31, 2015		December 31, 2014
(In thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$126,093	11.2%	$74,216	7.0%
U.S. agency securities	3,208	0.3	4,520	0.4
U.S. agency mortgage-backed securities	85,958	7.7	83,540	7.9
Municipal debt securities(1)	246,271	22.0	195,546	18.5
Corporate debt securities	345,081	30.8	296,829	28.1
Mortgage-backed securities	64,159	5.7	66,086	6.3
Asset-backed securities	137,539	12.3	126,188	11.9
Money market funds	111,922	10.0	210,688	19.9
Total Investments	$1,120,231	100.0%	$1,057,613	100.0%

(1)           At March 31, 2015, approximately 65.7% of municipal debt securities were special revenue bonds, 30.4% were general obligation bonds, 1.2% were tax allocation bonds and 2.7% were certification of participation bonds. At December 31, 2014, approximately 59.7% of municipal debt securities were special revenue bonds, 37.5% were general obligation bonds, 1.5% were tax allocation bonds, 0.8% were certification of participation bonds and 0.5% were special assessment bonds. For information regarding the amortized cost and fair value of the municipal debt securities, see Note 2 to our condensed consolidated financial statements.

Investment Portfolio by Rating

Rating(1)	March 31, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$518,358	46.3%	$545,807	51.6%
Aa1	46,102	4.1	47,792	4.5
Aa2	73,769	6.6	51,958	4.9
Aa3	67,658	6.0	48,261	4.6
A1	91,362	8.2	74,161	7.0
A2	86,326	7.7	67,413	6.4
A3	78,110	7.0	71,964	6.8
Baa1	65,536	5.8	60,399	5.7
Baa2	83,382	7.4	79,727	7.5
Baa3	9,628	0.9	10,131	1.0
Below Baa3	—	—	—	—
Total Investments	$1,120,231	100.0%	$1,057,613	100.0%

(1)                                 Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	March 31, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$267,998	23.9%	$332,399	31.4%
1 to < 2 Years	138,388	12.4	85,971	8.1
2 to < 3 Years	168,187	15.0	167,504	15.8
3 to < 4 Years	136,313	12.2	106,432	10.1
4 to < 5 Years	59,834	5.3	80,300	7.6
5 or more Years	349,511	31.2	285,007	27.0
Total Investments	$1,120,231	100.0%	$1,057,613	100.0%

Top Ten Portfolio Holdings

	March 31, 2015
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 2.375% 8/15/2024	$15,800	$15,130	$670	Aaa
2	US Treasury 2.250% 11/15/2024	12,851	12,882	(31)	Aaa
3	US Treasury 4.250% 8/15/2015	10,154	10,154	—	Aaa
4	US Treasury 1.000% 9/30/2016	10,086	10,076	10	Aaa
5	US Treasury 0.750% 3/15/2017	10,039	10,016	23	Aaa
6	US Treasury 0.625% 12/15/2016	10,023	10,001	22	Aaa
7	US Treasury 0.375% 2/15/2016	10,010	10,005	5	Aaa
8	US Treasury 1.750% 2/28/2022	9,928	9,792	136	Aaa
9	Freddie Mac 4.0% MBS 30 Yr	6,794	6,538	256	Aaa
10	US Treasury 2.750% 2/15/24	5,600	5,392	208	Aaa
Total		$101,285	$99,986	$1,299
Percent of Investment Portfolio		9.0%

(1)      As of March 31, 2015, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 2 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

(2) Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Rank	December 31, 2014
($ in thousands)	Security	Fair Value
1	US Treasury 2.375% 8/15/2024	$16,907
2	US Treasury 1.500% 11/30/2019	8,744
3	US Treasury 2.000% 10/31/2021	7,520
4	Fannie Mae 4.500% MBS 30Yr	7,064
5	Freddie Mac 4.000% MBS 30Yr	6,891
6	US Treasury 2.750% 2/15/2024	5,498
7	US Treasury 2.000% 8/31/2021	5,216
8	Ally Master Owner Trust ABS 2014-1 A1	5,045
9	US Treasury 2.000% 11/15/2021	5,019
10	Sysco Corporation 3.000% 10/2/2021	4,680
Total		$72,584
Percent of Investment Portfolio		6.9%

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2015:

(In thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
Dallas/Fort Worth International Airport	$2,991	$2,793	A1
The University of Texas	2,597	2,470	Aaa
City of Houston TX	2,357	2,337	Aa2
Cypress-Fairbanks Independent School District	2,178	2,177	Aaa
Harris County Cultural Education	2,004	2,000	A1
City of Dallas TX Waterworks & Sewer	1,835	1,794	Aa1
Alamo Community College District	1,772	1,751	Aaa
Tarrant Regional Water District	1,598	1,589	Aaa
Alvin Independent School District	1,273	1,289	Aaa
Texas Transportation Commission	1,232	1,180	Aaa
Houston Texas Combined Utility System	1,219	1,138	Aa2
County of Dallas TX	1,113	1,112	Aaa
Pasadena Independent School District	1,088	1,080	Aaa
Tarrant County Cultural Education	1,077	1,067	Aa3
North Texas Tollway Authority	1,069	1,052	A3
State of Texas Public Finance Authority	1,061	1,057	Aaa
County of Rockwall TX	802	801	Aa2
Central Texas Turnpike System	669	676	Baa1
City of El Paso TX	614	573	Aa1
	$28,549	$27,936

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

We manage market risk via defined investment policy implemented by our treasury function with oversight from our board of directors and our senior management. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

•                  Changes to the level of interest rates.  Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable-rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates which may in turn require that the investment portfolio be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse.

•                  Changes to the term structure of interest rates.  Rising or falling rates typically change by different amounts along the yield curve. These changes may have unforeseen impacts on the value of certain assets.

•                  Market volatility/changes in the real or perceived credit quality of investments.  Deterioration in the quality of investments, identified through changes to our own or third-party (e.g., rating agency) assessments, will reduce the value and potentially the liquidity of investments.

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

At March 31, 2015, the effective duration of our investment portfolio, including cash, was 3.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.4% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this Quarterly Report.

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

Item 1A.                Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2015. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	190,454	$25.71	—	—
February 1 - February 28, 2015	—	—	—	—
March 1 - March 31, 2015	5,430	23.22	—	—
Total	195,884		—	—

Item 5.                   Other Information

On May 6, 2015, we held our 2015 Annual General Meeting of Shareholders (the “Annual Meeting”). A total of 92,661,118 of our common shares were entitled to vote as of March 20, 2015, the record date for the Annual Meeting, of which 84,211,973 were present in person or by proxy at the Annual Meeting.  The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of Class I members of our board of directors to serve through the 2018 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
Aditya Dutt	77,622,639	180,282	6,409,052
Roy J. Kasmar	77,440,010	362,911	6,409,052
Andrew Turnbull	77,623,082	179,839	6,409,052

Proposal 2 — The re-appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2015 and until the 2016 Annual General Meeting of Shareholders, and the referral of the determination of the auditors’ compensation to the board of directors, was ratified:

Votes For	83,871,228
Votes Against	340,181
Abstentions	564

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: May 11, 2015	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 11, 2015	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2015	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†

Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.