Form 10-Q
period 2015-06-30
Essent Group Ltd.
filed 2015-08-10
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
 The number of the registrant’s common shares outstanding as of August 3, 2015 was 92,655,155.

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2015	2014
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2015 — $1,063,073; 2014 — $840,213)	$1,064,013	$846,925
Short-term investments (amortized cost: 2015 — $95,366; 2014 — $210,688)	95,366	210,688
Total investments	1,159,379	1,057,613
Cash	25,590	24,411
Accrued investment income	6,943	5,748
Accounts receivable	14,972	15,810
Deferred policy acquisition costs	10,546	9,597
Property and equipment (at cost, less accumulated depreciation of $40,841 in 2015 and $39,260 in 2014)	8,631	5,841
Prepaid federal income tax	95,173	59,673
Other assets	6,254	2,768
Total assets	$1,327,488	$1,181,461

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$11,931	$8,427
Unearned premium reserve	178,205	156,948
Accrued payroll and bonuses	8,763	14,585
Net deferred tax liability	64,161	37,092
Securities purchases payable	26,897	227
Other accrued liabilities	9,758	8,444
Total liabilities	299,715	225,723
Commitments and contingencies
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued — 92,659 shares in 2015 and 92,546 shares in 2014	1,390	1,388
Additional paid-in capital	897,167	893,285
Accumulated other comprehensive income	787	4,667
Retained earnings	128,429	56,398
Total stockholders’ equity	1,027,773	955,738
Total liabilities and stockholders’ equity	$1,327,488	$1,181,461

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Net premiums written	$92,399	$63,505	$174,656	$115,697
Increase in unearned premiums	(14,038)	(13,163)	(21,257)	(20,605)
Net premiums earned	78,361	50,342	153,399	95,092
Net investment income	4,720	3,080	9,000	4,978
Realized investment gains, net	568	68	1,217	468
Other income	418	793	462	1,566
Total revenues	84,067	54,283	164,078	102,104

Losses and expenses:
Provision for losses and LAE	2,314	966	4,313	1,868
Other underwriting and operating expenses	27,148	23,648	54,646	47,107
Total losses and expenses	29,462	24,614	58,959	48,975

Income before income taxes	54,605	29,669	105,119	53,129
Income tax expense	17,412	10,114	33,088	18,568
Net income	$37,193	$19,555	$72,031	$34,561

Earnings per share:
Basic	$0.41	$0.23	$0.80	$0.42
Diluted	$0.41	$0.23	$0.79	$0.41

Weighted average shares outstanding:
Basic	90,344	83,276	90,265	83,071
Diluted	91,674	84,706	91,594	84,701

Net income	$37,193	$19,555	$72,031	$34,561

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($4,002) and $2,095 in the three months ended June 30, 2015 and 2014 and ($1,892) and $2,465 in the six months ended June 30, 2015 and 2014	(8,769)	4,915	(3,880)	5,394
Total other comprehensive income (loss)	(8,769)	4,915	(3,880)	5,394
Comprehensive income	$28,424	$24,470	$68,151	$39,955

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2014	$1,297	$754,390	$(1,447)	$(32,099)	$—	$722,141

Net income				88,497		88,497
Other comprehensive income (loss)			6,114			6,114
Issuance of common shares net of issuance cost of $6,761	90	126,649				126,739
Issuance of management incentive shares	2	414				416
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		12,520				12,520
Excess tax benefits from stock-based compensation expense		1,809				1,809
Treasury stock acquired					(2,498)	(2,498)
Cancellation of treasury stock	(1)	(2,497)			2,498	—
Balance at December 31, 2014	$1,388	$893,285	$4,667	$56,398	$—	$955,738

Net income				72,031		72,031
Other comprehensive income (loss)			(3,880)			(3,880)
Issuance of management incentive shares	6	(6)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		6,596				6,596
Excess tax benefits from stock-based compensation expense		2,332				2,332
Treasury stock acquired					(5,078)	(5,078)
Cancellation of treasury stock	(3)	(5,075)			5,078	—
Other equity transactions		34				34
Balance at June 30, 2015	$1,390	$897,167	$787	$128,429	$—	$1,027,773

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Operating Activities
Net income	$72,031	$34,561
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,217)	(468)
Depreciation and amortization	1,581	1,217
Amortization of discount on payments due under Asset Purchase Agreement	—	34
Stock-based compensation expense	6,596	6,148
Amortization of premium on investment securities	4,835	2,835
Deferred income tax provision	28,961	17,312
Excess tax benefits from stock-based compensation	(2,332)	(1,683)
Change in:
Accrued investment income	(1,195)	(2,663)
Accounts receivable	(1,162)	(1,743)
Deferred policy acquisition costs	(949)	(1,366)
Prepaid federal income tax	(35,500)	(26,000)
Other assets	(3,486)	825
Reserve for losses and LAE	3,504	1,436
Unearned premium reserve	21,257	20,605
Accrued liabilities	(3,078)	(5,803)
Net cash provided by operating activities	89,846	45,247

Investing Activities
Net change in short-term investments	115,322	(159,089)
Purchase of investments available for sale	(417,541)	(427,964)
Proceeds from maturity of investments available for sale	7,525	16,832
Proceeds from sales of investments available for sale	212,208	67,209
Purchase of property and equipment, net	(2,932)	(1,671)
Net cash used in investing activities	(85,418)	(504,683)

Financing Activities
Treasury stock acquired	(5,078)	(2,385)
Payment of offering costs	(537)	(837)
Excess tax benefits from stock-based compensation	2,332	1,683
Payments under Asset Purchase Agreement	—	(2,500)
Other financing activities	34	—
Net cash used in financing activities	(3,249)	(4,039)

Net increase (decrease) in cash	1,179	(463,475)
Cash at beginning of year	24,411	477,655
Cash at end of period	$25,590	$14,180

Supplemental Disclosure of Cash Flow Information
Income tax (payments) refunds	$(5,000)	$—

Noncash Transactions
Issuance of management incentive shares	$—	$416

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

Note 1. Nature of Operations and Basis of Presentation

Essent Group Ltd. (“Essent Group”) is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance facilitates the sale of low-down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to two government-sponsored enterprises (“GSEs”), Fannie Mae and Freddie Mac. Essent Group was incorporated in Bermuda in July 2008. In March 2014, Essent Group formed Essent Irish Intermediate Holdings Limited (“Essent Irish Intermediate”) as a wholly-owned subsidiary.  In April 2014, Essent Group contributed all of the outstanding stock of Essent US Holdings, Inc. (“Essent Holdings”) to Essent Irish Intermediate.  The primary mortgage insurance operations are conducted through Essent Holdings’ regulated and licensed wholly-owned subsidiaries, Essent Guaranty, Inc. (“Essent Guaranty”) and Essent Guaranty of PA, Inc. (“Essent PA”).  Essent Group also has a wholly-owned Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978, Essent Reinsurance Ltd. (“Essent Re”), which offers mortgage-related insurance and reinsurance.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2014, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2015 prior to the issuance of these condensed consolidated financial statements.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Investments Available for Sale

Investments available for sale consist of the following:

June 30, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$166,269	$630	$(718)	$166,181
U.S. agency securities	3,176	20	—	3,196
U.S. agency mortgage-backed securities	103,599	1,028	(391)	104,236
Municipal debt securities(1)	260,051	2,816	(1,980)	260,887
Corporate debt securities	363,658	1,361	(1,387)	363,632
Mortgage-backed securities	51,292	252	(794)	50,750
Asset-backed securities	130,025	269	(166)	130,128
Money market funds	80,369	—	—	80,369
Total investments available for sale	$1,158,439	$6,376	$(5,436)	$1,159,379

December 31, 2014 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$73,432	$927	$(143)	$74,216
U.S. agency securities	4,491	29	—	4,520
U.S. agency mortgage-backed securities	82,190	1,564	(214)	83,540
Municipal debt securities(1)	191,723	4,147	(324)	195,546
Corporate debt securities	295,507	2,123	(801)	296,829
Mortgage-backed securities	66,396	574	(884)	66,086
Asset-backed securities	126,474	136	(422)	126,188
Money market funds	210,688	—	—	210,688
Total investments available for sale	$1,050,901	$9,500	$(2,788)	$1,057,613

(1)
At June 30, 2015, approximately 67.6% of municipal debt securities were special revenue bonds, 28.9% were general obligation bonds, 2.4% were certificate of participation bonds and 1.1% were tax allocation bonds. At December 31, 2014, approximately 59.7% of municipal debt securities were special revenue bonds, 37.5% were general obligation bonds, 1.5% were tax allocation bonds, 0.8% were certificate of participation bonds and 0.5% were special assessment bonds.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$19,853	$19,879
Due after 1 but within 5 years	66,117	66,250
Due after 5 but within 10 years	80,299	80,052
Subtotal	166,269	166,181
U.S. agency securities:
Due in 1 year	1,155	1,161
Due after 1 but within 5 years	2,021	2,035
Subtotal	3,176	3,196
Municipal debt securities:
Due in 1 year	545	544
Due after 1 but within 5 years	74,765	74,846
Due after 5 but within 10 years	91,891	92,933
Due after 10 years	92,850	92,564
Subtotal	260,051	260,887
Corporate debt securities:
Due in 1 year	8,851	8,874
Due after 1 but within 5 years	253,211	253,397
Due after 5 but within 10 years	101,319	101,075
Due after 10 years	277	286
Subtotal	363,658	363,632
U.S. agency mortgage-backed securities	103,599	104,236
Mortgage-backed securities	51,292	50,750
Asset-backed securities	130,025	130,128
Money market funds	80,369	80,369
Total investments available for sale	$1,158,439	$1,159,379

Essent realized gross gains and losses on the sale of investments available for sale as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Realized gross gains	$1,339	$175	$2,127	$840
Realized gross losses	771	107	910	372

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2015 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$58,869	$(718)	$—	$—	$58,869	$(718)
U.S. agency mortgage-backed securities	28,747	(302)	1,800	(89)	30,547	(391)
Municipal debt securities	130,250	(1,924)	5,138	(56)	135,388	(1,980)
Corporate debt securities	163,172	(1,358)	5,083	(29)	168,255	(1,387)
Mortgage-backed securities	13,600	(127)	21,243	(667)	34,843	(794)
Asset-backed securities	59,760	(142)	6,362	(24)	66,122	(166)
Total	$454,398	$(4,571)	$39,626	$(865)	$494,024	$(5,436)

	Less than 12 months		12 months or more		Total
December 31, 2014 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$16,543	$(34)	$5,155	$(109)	$21,698	$(143)
U.S. agency mortgage-backed securities	2,334	—	8,566	(214)	10,900	(214)
Municipal debt securities	39,902	(229)	8,684	(95)	48,586	(324)
Corporate debt securities	113,717	(701)	12,659	(100)	126,376	(801)
Mortgage-backed securities	28,091	(264)	16,092	(620)	44,183	(884)
Asset-backed securities	100,248	(405)	2,201	(17)	102,449	(422)
Total	$300,835	$(1,633)	$53,357	$(1,155)	$354,192	$(2,788)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments of investments in the six months ended June 30, 2015 or year ended December 31, 2014.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million as of June 30, 2015 and as of December 31, 2014.  In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties.  The fair value of the required investments on deposit in these trusts were $151.6 million at June 30, 2015 and $66.7 million at December 31, 2014.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Fixed maturities	$5,115	$3,322	$9,768	$5,378
Short-term investments	17	19	29	31
Gross investment income	5,132	3,341	9,797	5,409
Investment expenses	(412)	(261)	(797)	(431)
Net investment income	$4,720	$3,080	$9,000	$4,978

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Premiums receivable	$14,278	$13,210
Other receivables	694	2,600
Total accounts receivable	14,972	15,810
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$14,972	$15,810

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

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

($ in thousands)	2015	2014
Reserve for losses and LAE at beginning of period	$8,427	$3,070
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	8,427	3,070
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	6,079	2,452
Prior years	(1,766)	(584)
Net incurred losses during the current period	4,313	1,868
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	140	—
Prior years	669	432
Net loss and LAE payments during the current period	809	432
Net reserve for losses and LAE at end of period	11,931	4,506
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$11,931	$4,506

Loans in default at end of period	605	235

For the six months ended June 30, 2015, $0.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $1.8 million favorable prior-year development during the six months ended June 30, 2015. Reserves remaining as of June 30, 2015 for prior years are $6.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2014, $0.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $0.6 million favorable prior-year development during the six months ended June 30, 2014. Reserves remaining as of June 30, 2014 for prior years were $2.1 million as a result of re-estimation of unpaid losses and loss adjustment expenses. The decreases in both periods are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions LLC’s contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $13,403 and $4,043 related to remedies for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2015 are not material to our financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2015, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 6. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the six months ended June 30, 2015:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,290	$14.83	1,472	$9.04	664	$18.32
Granted	50	24.58	109	24.51	117	24.45
Vested	—	N/A	(578)	7.38	(238)	18.17
Forfeited	(46)	16.40	(41)	17.61	(3)	17.00
Outstanding at June 30, 2015	1,294	$15.15	962	$11.43	540	$19.72

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

In May 2015, nonvested common shares were granted to an employee in connection with an employment agreement that are subject to time-based and performance-based vesting. The time-based share award vests in four equal installments on July 1, 2016, 2017, 2018 and 2019. The performance-based share award vests based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2015 and vests on July 1, 2019.

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<11%	0%
Threshold	11%	10%
	12%	36%
	13%	61%
	14%	87%
Maximum	≥15%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2014, in February 2015, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2016, 2017 and 2018. In May 2015, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value of nonvested shares that vested was $20.6 million and $28.0 million for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was $27.5 million of total unrecognized compensation expense related to nonvested shares outstanding at June 30, 2015 and we expect to recognize the expense over a weighted average period of 2.3 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 198,041 in the six months ended June 30, 2015. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of June 30, 2015.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Compensation expense	$3,335	$3,365	$6,596	$6,148
Income tax benefit	984	1,178	2,125	2,152

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income	$37,193	$19,555	$72,031	$34,561
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$37,193	$19,555	$72,031	$34,561
Basic earnings per share	$0.41	$0.23	$0.80	$0.42
Diluted earnings per share	$0.41	$0.23	$0.79	$0.41
Basic weighted average shares outstanding	90,344	83,276	90,265	83,071
Dilutive effect of nonvested shares	1,330	1,430	1,329	1,630
Diluted weighted average shares outstanding	91,674	84,706	91,594	84,701

There were 50,372 and 151,857 antidilutive shares for the three months ended June 30, 2015 and 2014, respectively and 150,718 and 108,404 antidilutive shares for the six months ended June 30, 2015 and 2014, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation.  Based on the compounded annual book value per share growth as of June 30, 2015, 100% of the performance-based share awards would be issuable under the terms of the arrangements if June 30, 2015 was the end of the performance period.  Based on the compounded annual book value per share growth as of June 30, 2014, 0% of the performance-based share awards would have been issuable under the terms of the arrangements if June 30, 2014 was the end of the performance period.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$13,711	$(4,155)	$9,556
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(12,203)	3,888	(8,315)
Less: Reclassification adjustment for gains included in net income (1)	(568)	114	(454)
Net unrealized losses on investments	(12,771)	4,002	(8,769)
Other comprehensive income (loss)	(12,771)	4,002	(8,769)
Balance at end of period	$940	$(153)	$787

	Six Months Ended June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$6,712	$(2,045)	$4,667
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(4,555)	1,551	(3,004)
Less: Reclassification adjustment for gains included in net income (1)	(1,217)	341	(876)
Net unrealized losses on investments	(5,772)	1,892	(3,880)
Other comprehensive income (loss)	(5,772)	1,892	(3,880)
Balance at end of period	$940	$(153)	$787

	Three Months Ended June 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(1,378)	$410	$(968)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	7,078	(2,118)	4,960
Less: Reclassification adjustment for gains included in net income (1)	(68)	23	(45)
Net unrealized gains on investments	7,010	(2,095)	4,915
Other comprehensive income (loss)	7,010	(2,095)	4,915
Balance at end of period	$5,632	$(1,685)	$3,947

	Six Months Ended June 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	8,327	(2,627)	5,700
Less: Reclassification adjustment for gains included in net income (1)	(468)	162	(306)
Net unrealized gains on investments	7,859	(2,465)	5,394
Other comprehensive income (loss)	7,859	(2,465)	5,394
Balance at end of period	$5,632	$(1,685)	$3,947

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

June 30, 2015 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$166,181	$166,181
U.S. agency securities	3,196	3,196
U.S. agency mortgage-backed securities	104,236	104,236
Municipal debt securities	260,887	260,887
Corporate debt securities	363,632	363,632
Mortgage-backed securities	50,750	50,750
Asset-backed securities	130,128	130,128
Money market funds	80,369	80,369
Total investments	$1,159,379	$1,159,379
Financial Liabilities:
Derivative liabilities	$2,720	$2,720

December 31, 2014 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$74,216	$74,216
U.S. agency securities	4,520	4,520
U.S. agency mortgage-backed securities	83,540	83,540
Municipal debt securities	195,546	195,546
Corporate debt securities	296,829	296,829
Mortgage-backed securities	66,086	66,086
Asset-backed securities	126,188	126,188
Money market funds	210,688	210,688
Total investments	$1,057,613	$1,057,613
Financial Liabilities:
Derivative liabilities	$661	$661

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

•
Derivative liabilities — We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. Certain of our Freddie Mac Agency Credit Insurance Structure ("ACIS") contracts are accounted for as derivatives. In determining an exit market, we consider the fact that there is not a principal market for these contracts. In the absence of a principal market, we value these ACIS contracts in a hypothetical market where market participants, and potential counterparties, include other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates. These ACIS contracts are classified as Level 3 of the fair value hierarchy.

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

June 30, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$166,181	$—	$—	$166,181
U.S. agency securities	3,196	—	—	3,196
U.S. agency mortgage-backed securities	104,236	—	—	104,236
Municipal debt securities	—	260,887	—	260,887
Corporate debt securities	—	363,632	—	363,632
Mortgage-backed securities	4,649	46,101	—	50,750
Asset-backed securities	—	130,128	—	130,128
Money market funds	80,369	—	—	80,369
Total assets at fair value	$358,631	$800,748	$—	$1,159,379
Financial Liabilities:
Derivative liabilities	$—	$—	$2,720	$2,720
Total liabilities at fair value	$—	$—	$2,720	$2,720

December 31, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$74,216	$—	$—	$74,216
U.S. agency securities	4,520	—	—	4,520
U.S. agency mortgage-backed securities	83,540	—	—	83,540
Municipal debt securities	—	195,546	—	195,546
Corporate debt securities	—	296,829	—	296,829
Mortgage-backed securities	4,882	61,204	—	66,086
Asset-backed securities	—	126,188	—	126,188
Money market funds	210,688	—	—	210,688
Total assets at fair value	$377,846	$679,767	$—	$1,057,613
Financial Liabilities:
Derivative liabilities	$—	$—	$661	$661
Total liabilities at fair value	$—	$—	$661	$661

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables presents changes during the three and six months ended June 30, 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 liabilities in the condensed consolidated balance sheets at June 30, 2015. For the six months ended June 30, 2014, we had no Level 3 liabilities.  During the six months ended June 30, 2015, and in the year ended December 31, 2014, we had no Level 3 assets.

Three Months Ended June 30, 2015 (In thousands)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$1,959	$(391)	$—	$370	$—	$—	$2,720	$(391)

Total Level 3 Liabilities	$1,959	$(391)	$—	$370	$—	$—	$2,720	$(391)

Six Months Ended June 30, 2015 (In thousands)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$661	$(1,140)	$—	$919	$—	$—	$2,720	$(1,140)

Total Level 3 Liabilities	$661	$(1,140)	$—	$919	$—	$—	$2,720	$(1,140)

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of June 30, 2015 and December 31, 2014:

June 30, 2015	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$2,720	Discounted cash flows	Constant prepayment rate	17.48%
			Default rate	0.92%
			Reference STACR credit spread	3.29%

December 31, 2014	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$661	Discounted cash flows	Constant prepayment rate	5.40%
			Default rate	1.85%
			Reference STACR credit spread	3.72%

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

(In thousands)	2015	2014
Essent Guaranty
Statutory net income	$84,386	$47,536
Statutory surplus	502,997	422,944
Contingency reserve liability	244,320	123,142

Essent PA
Statutory net income	$8,090	$5,341
Statutory surplus	45,087	40,565
Contingency reserve liability	22,469	11,183

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

At June 30, 2015 and 2014, the statutory capital of our insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

In the second quarter of 2015, at the direction of the Federal Housing Finance Agency ("FHFA"), Fannie Mae and Freddie Mac finalized the Private Mortgage Insurer Eligibility Requirements ("PMIERs"), which become effective on December 31, 2015. The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements. As of June 30, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2015, Essent Guaranty increased its contingency reserve by $65.1 million and Essent PA increased its contingency reserve by $5.6 million.  This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2015 or 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2015 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report”. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report.  We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Our Market Share for the six months ended June 30, 2015 was an estimated 12.2%, compared to 13.7% and 12.1% for the years ended December 31, 2014 and 2013, respectively. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

We had master policy relationships with approximately 1,225 customers as of June 30, 2015 and had 1,045 customers that generated NIW during the twelve months ended June 30, 2015.  Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 355 employees as of June 30, 2015. We generated new insurance written of approximately $7.3 billion and $12.6 billion for the three and six months ended June 30, 2015, respectively, compared to approximately $5.9 billion and $9.5 billion for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had approximately $57.4 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Re. As of June 30, 2015, Essent Re provides insurance or reinsurance in connection with ACIS covering in the aggregate up to approximately $66.3 million of risk on mortgage loans in reference pools associated with debt notes issued by Freddie Mac. Essent Re also reinsures 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

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

In the second quarter of 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac finalized the PMIERs, which become effective on December 31, 2015.  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements.  As of June 30, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

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

•	Premiums ceded or assumed under reinsurance arrangements. To date, we have not ceded any premiums under third-party reinsurance contracts.

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2015 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2015, monthly and single premium policies comprised 75.9% and 24.1% of our NIW, respectively.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 80.3% at June 30, 2015. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was comprised entirely of investment-grade fixed income securities and money market funds as of June 30, 2015. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. The insurance and certain of the reinsurance policies issued by Essent Re in connection with the ACIS program are accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies are impacted by changes in market observable factors.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 87% of our IIF as of June 30, 2015 having been originated since January 1, 2013. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2015, 87% of our IIF relates to business written since January 1, 2013 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 64% and 65% of other underwriting and operating expenses for the three and six months ended June 30, 2015, respectively, compared to 67% of other underwriting and operating expenses for each of the three and six months ended June 30, 2014.  Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.  Compensation and benefits expense has increased as we have increased our staffing from 289 employees at January 1, 2014 to 355 at June 30, 2015, primarily in our business development and operations functions to support the growth of our business.  The growth in our sales organization contributed to the growth of our active customers and NIW.  We also expanded our underwriting and customer service teams to support this new business.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2015 and 2014.  In addition, this table includes our risk in force, or RIF, at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
IIF, beginning of period	$53,253,632	$34,778,057	$50,762,594	$32,028,196
NIW	7,286,659	5,874,334	12,633,479	9,504,907
Cancellations	(3,104,432)	(1,272,512)	(5,960,214)	(2,153,224)
IIF, end of period	$57,435,859	$39,379,879	$57,435,859	$39,379,879
Average IIF during the period	$55,224,827	$36,973,455	$53,649,683	$35,216,295
RIF, end of period	$13,992,701	$9,700,549	$13,992,701	$9,700,549

Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. The following is a summary of our IIF at June 30, 2015 by vintage:

($ in thousands)	$	%
2015 (through June 30)	$12,445,502	21.7%
2014	21,735,013	37.8
2013	15,544,043	27.1
2012	6,588,716	11.5
2011	1,060,637	1.8
2010	61,948	0.1
	$57,435,859	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing.

The following table outlines our average premium rate, which reflects net premiums earned as a percentage of average IIF, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Net premiums earned	$78,361	$50,342	$153,399	$95,092
Average IIF during the period	$55,224,827	$36,973,455	$53,649,683	$35,216,295
Average premium rate (annualized)	0.57%	0.54%	0.57%	0.54%

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

As of June 30, 2015, our combined net risk in force for our U.S. insurance companies was $12.5 billion and our combined statutory capital was $816.4 million, resulting in a risk to capital ratio of 15.3 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. As discussed below, the GSEs announced new PMIERs in the second quarter of 2015 which, when effective on December 31, 2015, will require us and the other private mortgage insurers in our industry to maintain a sufficient level of liquid assets from which to pay claims.  See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”  Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the six months ended June 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to a U.S. insurance subsidiary. During the six months ended June 30, 2014, capital contributions of $75.0 million were made to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Revenues:
Net premiums written	$92,399	$63,505	$174,656	$115,697
Increase in unearned premiums	(14,038)	(13,163)	(21,257)	(20,605)
Net premiums earned	78,361	50,342	153,399	95,092
Net investment income	4,720	3,080	9,000	4,978
Realized investment gains, net	568	68	1,217	468
Other income	418	793	462	1,566
Total revenues	84,067	54,283	164,078	102,104

Losses and expenses:
Provision for losses and LAE	2,314	966	4,313	1,868
Other underwriting and operating expenses	27,148	23,648	54,646	47,107
Total losses and expenses	29,462	24,614	58,959	48,975
Income before income taxes	54,605	29,669	105,119	53,129
Income tax expense	17,412	10,114	33,088	18,568
Net income	$37,193	$19,555	$72,031	$34,561

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

For the three months ended June 30, 2015, we reported net income of $37.2 million, compared to net income of $19.6 million for the three months ended June 30, 2014.  For the six months ended June 30, 2015, we reported net income of $72.0 million, compared to net income of $34.6 million for the six months ended June 30, 2014. The increase in our operating results in 2015 over the same periods in 2014 was primarily due to an increase in net premiums earned associated with the growth of our IIF and an increase in net investment income, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2015 by 56% compared to the three months ended June 30, 2014 due to the increase in our average IIF from $37.0 billion at June 30, 2014 to $55.2 billion at June 30, 2015, as well as an increase in the average premium rate from 0.54% in the second quarter of 2014 to 0.57% in the second quarter of 2015. Net premiums earned increased in the six months ended June 30, 2015 by 61% compared to the six months ended June 30, 2014 due to the increase in our average IIF from $35.2 billion at June 30, 2014 to $53.6 billion at June 30, 2015, as well as an increase in the average premium rate from 0.54% in the six months ended June 30, 2014 to 0.57% in the six months ended June 30, 2015.  The increase in the average premium rate is due to changes in the mix of business and an increase in unearned premiums recognized upon the cancellation of non-refundable single premium policies.

The increase in net premiums written is due primarily to the increase in average IIF of 49% for the three months ended June 30, 2015 and 52% for the six months ended June 30, 2015 as compared to the comparable periods of 2014.  Net premiums written increased in the three and six months ended June 30, 2015 by 45% and 51%, respectively, over the three and six months ended June 30, 2014.

In the three months ended June 30, 2015 and 2014, unearned premiums increased by $14.0 million and $13.2 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $28.2 million and $19.6 million, respectively, which was partially offset by $14.2 million and $6.4 million, respectively, of unearned premium that was recognized in earnings during the periods.  In the six months ended June 30, 2015 and 2014, unearned premiums increased by $21.3 million and $20.6 million, respectively. This was a result of net premiums written on single premium policies of $49.4 million and $32.1 million, respectively, which was partially offset by $28.1 million and $11.5 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Fixed maturities	$5,115	$3,322	$9,768	$5,378
Short-term investments	17	19	29	31
Gross investment income	5,132	3,341	9,797	5,409
Investment expenses	(412)	(261)	(797)	(431)
Net investment income	$4,720	$3,080	$9,000	$4,978

The increase in net investment income for the three and six months ended June 30, 2015 as compared to the same periods in 2014 was due in part to an increase in the weighted average balance of our investment portfolio as a result of investing the proceeds from our secondary offering of common shares in 2014, proceeds from our IPO, and cash flows generated from operations. The increase in net investment income is also due to an increase in the yield on the investment portfolio, resulting from a reduction in short-term investments and an increase in higher yielding fixed maturity securities.  The average cash and investment portfolio balance was $1.1 billion for the three months ended June 30, 2015 compared to $839.2 million for the three months ended June 30, 2014.  The average cash and investment portfolio balance was $1.1 billion for the six months ended June 30, 2015 compared to $829.9 million for the six months ended June 30, 2014. The pre-tax investment income yield was 1.8% and 1.6% in the three months ended June 30, 2015 and 2014, respectively, and 1.8% and 1.3% in the six months ended June 30, 2015 and 2014, respectively. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The decrease in other income for the three and six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a decrease in the estimated fair value of our ACIS contracts resulting from an increase in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three and six months ended June 30, 2015 as compared to the same periods in 2014 was due to increases in the number of insured loans in default and the seasoning of the underlying loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning default inventory	505	192	457	159
Plus: new defaults	385	151	766	318
Less: cures	(270)	(98)	(590)	(226)
Less: claims paid	(15)	(10)	(28)	(16)
Ending default inventory	605	235	605	235

The increase in the number of defaults at June 30, 2015 compared to June 30, 2014 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of June 30,
	2015	2014
Case reserves (in thousands)	$10,958	$4,121
Ending default inventory	605	235
Average case reserve per default	$18,112	$17,536
Default rate	0.23%	0.13%
Claims received included in ending default inventory	15	2

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Reserve for losses and LAE at beginning of period	$10,065	$3,804	$8,427	$3,070
Add provision for losses and LAE occurring in:
Current period	3,374	1,166	6,079	2,452
Prior years	(1,060)	(200)	(1,766)	(584)
Incurred losses during the current period	2,314	966	4,313	1,868
Deduct payments for losses and LAE occurring in:
Current period	140	—	140	—
Prior years	308	264	669	432
Loss and LAE payments during the current period	448	264	809	432
Reserve for losses and LAE at end of period	$11,931	$4,506	$11,931	$4,506

	As of June 30, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	289	48%	$2,797	26%	$16,188	17%
Four to eleven payments	243	40	5,680	52%	12,715	45%
Twelve or more payments	58	10	2,003	18%	2,500	80%
Pending claims	15	2	478	4%	540	89%
Total	605	100%	10,958	100%	$31,943	34%
IBNR			822
LAE and other			151
Total reserves			$11,931

	As of June 30, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	121	51%	$1,266	31%	$6,316	20%
Four to eleven payments	92	39	2,026	49	4,083	50
Twelve or more payments	20	9	724	18	990	73
Pending claims	2	1	105	2	103	102
Total	235	100%	4,121	100%	$11,492	36
IBNR			309
LAE and other			76
Total reserves			$4,506

During the three months ended June 30, 2015, the provision for losses and LAE was $2.3 million, comprised of $3.4 million of current year losses partially offset by $1.1 million of favorable prior years’ loss development.  During the three months ended June 30, 2014, the provision for losses and LAE was $1.0 million, comprised of $1.2 million of current year losses partially offset by $0.2 million of favorable prior years’ loss development.  In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

During the six months ended June 30, 2015, the provision for losses and LAE was $4.3 million, comprised of $6.1 million of current year losses partially offset by $1.8 million of favorable prior years’ loss development.  During the six months ended June 30, 2014, the provision for losses and LAE was $1.9 million, comprised of $2.5 million of current year losses partially offset by $0.6 million of favorable prior years’ loss development.  In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Number of claims paid	15	10	28	16
Amount of claims paid	$431	$263	$780	$422
Claim severity	88%	54%	81%	62%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$17,477	64%	$15,840	67%	$35,663	65%	$31,508	67%
Other	9,671	36	7,808	33	18,983	35	15,599	33
	$27,148	100%	$23,648	100%	$54,646	100%	$47,107	100%

Number of employees at end of period						355		323

Other underwriting and operating expenses were $27.1 million in the three months ended June 30, 2015 as compared to $23.6 million in the three months ended June 30, 2014. Other underwriting and operating expenses were $54.6 million in the six months ended June 30, 2015 as compared to $47.1 million in the six months ended June 30, 2014.  The significant factors contributing to the change in other underwriting and operating expenses were:

•
Compensation and benefits increased primarily due to the increase in our work force to 355 at June 30, 2015 from 289 at January 1, 2014, and an increase in stock compensation expense. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses increased as a result of the expansion of our business.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $17.4 million and $10.1 million for the three months ended June 30, 2015 and 2014, respectively. Our income tax expense was $33.1 million and $18.6 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 31.9% and 34.1% for the three months ended June 30, 2015 and 2014, respectively, and 31.5% and 34.9% for the six months ended June 30, 2015 and 2014, respectively.  In 2014, substantially all of our earnings were generated in the United States.  For 2015, we expect the proportion of our consolidated earnings generated in Bermuda to increase as a result of insurance and reinsurance contracts executed with Freddie Mac and the quota share reinsurance agreement entered in to by Essent Guaranty and Essent Re effective July 1, 2014.  Bermuda does not have a corporate income tax. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision.  In the three months ended June 30, 2015 and 2014, our effective tax rate reflects the impact of the change in our expectations for the proportion of consolidated earnings to be generated in the United States compared to Bermuda in each year. In the six months ended June 30, 2015, our effective tax rate is below the U.S. statutory income tax rate primarily due to the expected proportion of our consolidated earnings to be generated in Bermuda. In the six months ended June 30, 2014, our effective tax rate approximated the federal statutory tax rate as earnings in Bermuda were substantially offset by permanent differences.

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

As of June 30, 2015, we had substantial liquidity with cash of $25.6 million, short-term investments of $95.4 million and fixed maturity investments of $1.1 billion, and had no debt outstanding.  At June 30, 2015, net cash and investments at the holding company were $107.6 million. Our cash and short-term investment position decreased in the six months ended June 30, 2015 as compared to the year ended December 31, 2014 primarily as a result of an increase in amounts invested in our fixed income portfolio.  Our cash and short-term investment position increased during the year ended December 31, 2014 primarily as a result of net proceeds of $126.7 million from our secondary offering of common shares which was completed in November 2014 plus cash flows from operations, net of amounts invested in our fixed income portfolio.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities, or to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives including the insurance activities of Essent Re.

At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•	significant decline in the value of our investments;

•	inability to sell investment assets to provide cash to fund operating needs;

•	decline in expected revenues generated from operations;

•	increase in expected claim payments related to our IIF; or

•	increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs.  Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholder’s surplus or (ii) the preceding year’s statutory net income.  The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus absent the Pennsylvania Insurance Commissioner’s prior approval.  At June 30, 2015, Essent Guaranty had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2015. At June 30, 2015, Essent PA had unassigned surplus of $6.1 million. During the six months ended June 30, 2015, Essent PA did not pay a dividend. In 2014, Essent PA paid a $200,000 dividend to Essent Holdings. Essent Guaranty has paid no dividends since its inception. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties.  In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million.  As of June 30, 2015, Essent Re had total equity of $162.5 million. At June 30, 2015, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$89,846	$45,247
Net cash used in investing activities	(85,418)	(504,683)
Net cash used in financing activities	(3,249)	(4,039)
Net increase (decrease) in cash	$1,179	$(463,475)

Operating Activities

Cash flow provided by operating activities totaled $89.8 million for the six months ended June 30, 2015 as compared to cash flow provided by operating activities of $45.2 million for the six months ended June 30, 2014. The increase in cash flow from operating activities of $44.6 million in 2015 was a result of increases in premiums collected and net investment income, partially offset by increases in prepaid taxes and expenses paid.

Investing Activities

Cash flow used in investing activities totaled $85.4 million for the six months ended June 30, 2015, primarily related to investing cash flows from the business.  Cash flow used in investing activities totaled $504.7 million for the six months ended June 30, 2014 primarily related to investing capital contributions from our initial investors received in 2013, proceeds from our initial public offering that was completed in November 2013, and cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $3.2 million for the six months ended June 30, 2015, primarily related to the acquisition of treasury stock from employees to satisfy tax withholding obligations, partially offset by excess tax benefits recognized as a result of stock-based compensation. Cash flow used in financing activities totaled $4.0 million for the six months ended June 30, 2014, primarily related to a payment made to Triad under the Asset Purchase Agreement, and the acquisition of treasury stock from employees to satisfy tax withholding obligations, partially offset by excess tax benefits recognized as a result of stock-based compensation.

Insurance Company Capital

We compute a risk to capital ratio for our U.S. insurance companies on a separate company statutory basis, as well as for our combined insurance operations. The risk to capital ratio is our net risk in force divided by our statutory capital. Our net risk in force represents risk in force net of reinsurance ceded, if any, and net of exposures on policies for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of 50% of net premiums earned. These contributions must generally be maintained for a period of ten years. However, with regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.

During the six months ended June 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to a U.S. insurance subsidiary. During the six months ended June 30, 2014, capital contributions of $75.0 million were made to our U.S. insurance subsidiaries.

Our combined risk to capital calculation for our U.S. insurance operations as of June 30, 2015 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$266,789
Contingency reserves	549,652
Combined statutory capital	$816,441
Combined net risk in force	$12,492,050
Combined risk to capital ratio	15.3:1

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

In 2014 and 2015, Essent Re entered into insurance and reinsurance transactions with Freddie Mac. In 2014, Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  As of June 30, 2015, Essent Re had total stockholders’ equity of $162.5 million and net risk in force of $1.6 billion.

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

Private Mortgage Insurer Eligibility Requirements

In the second quarter of 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac finalized the PMIERs, which become effective on December 31, 2015.  The PMIERs represent the standards by which private mortgage insurers will be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements.  As of June 30, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the PMIERs.

Financial Condition

Stockholders’ Equity

As of June 30, 2015, stockholders’ equity was $1.0 billion compared to $955.7 million as of December 31, 2014. This increase was primarily due to net income generated in 2015.

Investments

The total fair value of our investment portfolio was $1.2 billion as of June 30, 2015 and $1.1 billion as of December 31, 2014. In addition, our total cash was $25.6 million as of June 30, 2015, compared to $24.4 million as of December 31, 2014.

Investment Portfolio by Asset Class

Asset Class	June 30, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$166,181	14.3%	$74,216	7.0%
U.S. agency securities	3,196	0.3	4,520	0.4
U.S. agency mortgage-backed securities	104,236	9.0	83,540	7.9
Municipal debt securities(1)	260,887	22.5	195,546	18.5
Corporate debt securities	363,632	31.4	296,829	28.1
Mortgage-backed securities	50,750	4.4	66,086	6.3
Asset-backed securities	130,128	11.2	126,188	11.9
Money market funds	80,369	6.9	210,688	19.9
Total Investments	$1,159,379	100.0%	$1,057,613	100.0%

(1)
At June 30, 2015, approximately 67.6% of municipal debt securities were special revenue bonds, 28.9% were general obligation bonds, 2.4% were certificate of participation bonds and 1.1% were tax allocation bonds. At December 31, 2014, approximately 59.7% of municipal debt securities were special revenue bonds, 37.5% were general obligation bonds, 1.5% were tax allocation bonds, 0.8% were certificate of participation bonds and 0.5% were special assessment bonds. For information regarding the amortized cost and fair value of the municipal debt securities, see Note 2 to our condensed consolidated financial statements.

Investment Portfolio by Rating

Rating(1)	June 30, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$509,624	44.0%	$545,807	51.6%
Aa1	53,428	4.6	47,792	4.5
Aa2	77,463	6.7	51,958	4.9
Aa3	67,968	5.9	48,261	4.6
A1	100,655	8.7	74,161	7.0
A2	110,740	9.5	67,413	6.4
A3	86,548	7.5	71,964	6.8
Baa1	70,109	6.0	60,399	5.7
Baa2	72,327	6.2	79,727	7.5
Baa3	10,517	0.9	10,131	1.0
Below Baa3	—	—	—	—
Total Investments	$1,159,379	100.0%	$1,057,613	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	June 30, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$235,260	20.3%	$332,399	31.4%
1 to < 2 Years	132,001	11.4	85,971	8.1
2 to < 3 Years	188,325	16.2	167,504	15.8
3 to < 4 Years	142,899	12.3	106,432	10.1
4 to < 5 Years	97,351	8.4	80,300	7.6
5 or more Years	363,543	31.4	285,007	27.0
Total Investments	$1,159,379	100.0%	$1,057,613	100.0%

Top Ten Portfolio Holdings

	June 30, 2015
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 2.125% 5/15/2025	$16,005	$15,901	$104	Aaa
2	US Treasury 2.375% 8/15/2024	15,282	15,132	150	Aaa
3	US Treasury 2.250% 11/15/2024	12,424	12,873	(449)	Aaa
4	US Treasury 1.500% 5/31/2020	11,934	11,892	42	Aaa
5	US Treasury 1.000% 9/30/2016	10,076	10,063	13	Aaa
6	US Treasury 0.750% 3/15/2017	10,035	10,014	21	Aaa
7	US Treasury 0.625% 12/15/2016	10,020	10,001	19	Aaa
8	US Treasury 0.500% 6/30/2016	10,016	10,018	(2)	Aaa
9	US Treasury 1.625% 6/30/2020	9,499	9,441	58	Aaa
10	US Treasury 2.000% 2/15/2025	6,801	6,989	(188)	Aaa
Total		$112,092	$112,324	$(232)
Percent of Investment Portfolio		9.7%

(1)
As of June 30, 2015, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 2 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2015:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
Dallas/Fort Worth International Airport	$2,909	$2,787	A1
The University of Texas	2,531	2,460	Aaa
City of Houston TX	2,335	2,318	Aa2
City of Austin TX Electric Utility	2,255	2,255	A1
Cypress-Fairbanks Independent School District	2,159	2,161	Aaa
Harris County Cultural Education	1,979	2,000	A1
City of Dallas TX Waterworks & Sewer	1,771	1,788	Aa1
Alamo Community College District	1,748	1,739	Aaa
North Texas Tollway Authority	1,669	1,691	A3
Tarrant Regional Water District	1,554	1,582	Aaa
Alvin Independent School District	1,265	1,289	Aaa
Texas Transportation Commission	1,198	1,175	Aaa
Houston Texas Combined Utility System	1,180	1,135	Aa2
County of Dallas TX	1,102	1,103	Aaa
Pasadena Independent School District	1,078	1,073	Aaa
Tarrant County Cultural Education	1,069	1,058	Aa3
State of Texas Public Finance Authority	1,050	1,049	Aaa
County of Rockwall TX	794	794	Aa2
Central Texas Turnpike System	646	675	Baa1
City of El Paso TX	598	571	Aa1
	$30,890	$30,703

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s if available. S&P rating utilized if Moody’s is not available.

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

At June 30, 2015, the effective duration of our investment portfolio, including cash, was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this Quarterly Report.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2015. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	—	—	—	—
May 1 - May 31, 2015	1,242	$24.75	—	—
June 1 - June 30, 2015	915	$27.66	—	—
Total	2,157		—	—

Item 5.                                                         Other Information

On August 5, 2015, upon the recommendation of the compensation committee, the Company’s board of directors approved the annual leadership bonus program for 2015 (the “2015 Plan”) pursuant to the Essent Group Ltd. Annual Incentive Plan and set the level of potential awards and determined the financial targets and other performance measures which, if attained, would result in the payment of awards to the Company’s president and chief executive officer and other named executive officers under the 2015 Plan.

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1*	Form of Annual Leadership Bonus Program
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Management contract or compensatory plan or arrangement
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

ESSENT GROUP LTD.

Date:	August 10, 2015	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	August 10, 2015	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2015	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Annual Leadership Bonus Program
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Management contract or compensatory plan or arrangement
†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.