Form 10-Q
period 2015-09-30
Essent Group Ltd.
filed 2015-11-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
 The number of the registrant’s common shares outstanding as of November 2, 2015 was 92,653,075.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2015	2014
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2015 — $1,111,701; 2014 — $840,213)	$1,118,914	$846,925
Short-term investments (amortized cost: 2015 — $121,599; 2014 — $210,688)	121,600	210,688
Total investments	1,240,514	1,057,613
Cash	18,723	24,411
Accrued investment income	7,372	5,748
Accounts receivable	17,053	15,810
Deferred policy acquisition costs	11,229	9,597
Property and equipment (at cost, less accumulated depreciation of $41,646 in 2015 and $39,260 in 2014)	8,126	5,841
Prepaid federal income tax	107,412	59,673
Other assets	1,505	2,768
Total assets	$1,411,934	$1,181,461

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$14,548	$8,427
Unearned premium reserve	191,989	156,948
Accrued payroll and bonuses	12,213	14,585
Net deferred tax liability	77,291	37,092
Securities purchases payable	28,115	227
Other accrued liabilities	11,542	8,444
Total liabilities	335,698	225,723
Commitments and contingencies
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued — 92,653 shares in 2015 and 92,546 shares in 2014	1,390	1,388
Additional paid-in capital	900,549	893,285
Accumulated other comprehensive income	5,047	4,667
Retained earnings	169,250	56,398
Total stockholders’ equity	1,076,236	955,738
Total liabilities and stockholders’ equity	$1,411,934	$1,181,461

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Net premiums written	$97,478	$77,862	$272,134	$193,559
Increase in unearned premiums	(13,784)	(17,539)	(35,041)	(38,144)
Net premiums earned	83,694	60,323	237,093	155,415
Net investment income	5,322	3,405	14,322	8,383
Realized investment gains, net	548	151	1,765	619
Other income	2,172	742	2,634	2,308
Total revenues	91,736	64,621	255,814	166,725

Losses and expenses:
Provision for losses and LAE	3,393	1,391	7,706	3,259
Other underwriting and operating expenses	28,714	24,469	83,360	71,576
Total losses and expenses	32,107	25,860	91,066	74,835

Income before income taxes	59,629	38,761	164,748	91,890
Income tax expense	18,808	13,691	51,896	32,259
Net income	$40,821	$25,070	$112,852	$59,631

Earnings per share:
Basic	$0.45	$0.30	$1.25	$0.72
Diluted	0.44	0.29	1.23	0.70

Weighted average shares outstanding:
Basic	90,418	83,640	90,317	83,263
Diluted	91,841	85,028	91,678	84,811

Net income	$40,821	$25,070	$112,852	$59,631

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $2,013 and ($494) in the three months ended September 30, 2015 and 2014 and $121 and $1,971 in the nine months ended September 30, 2015 and 2014	4,260	(1,405)	380	3,989
Total other comprehensive income (loss)	4,260	(1,405)	380	3,989
Comprehensive income	$45,081	$23,665	$113,232	$63,620

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2014	$1,297	$754,390	$(1,447)	$(32,099)	$—	$722,141

Net income				88,497		88,497
Other comprehensive income (loss)			6,114			6,114
Issuance of common shares net of issuance cost of $6,761	90	126,649				126,739
Issuance of management incentive shares	2	414				416
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		12,520				12,520
Excess tax benefits from stock-based compensation expense		1,809				1,809
Treasury stock acquired					(2,498)	(2,498)
Cancellation of treasury stock	(1)	(2,497)			2,498	—
Balance at December 31, 2014	$1,388	$893,285	$4,667	$56,398	$—	$955,738

Net income				112,852		112,852
Other comprehensive income (loss)			380			380
Issuance of management incentive shares	6	(6)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		9,959				9,959
Excess tax benefits from stock-based compensation expense		2,390				2,390
Treasury stock acquired					(5,135)	(5,135)
Cancellation of treasury stock	(3)	(5,132)			5,135	—
Other equity transactions		52				52
Balance at September 30, 2015	$1,390	$900,549	$5,047	$169,250	$—	$1,076,236

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Operating Activities
Net income	$112,852	$59,631
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,765)	(619)
Depreciation and amortization	2,386	1,834
Amortization of discount on payments due under Asset Purchase Agreement	—	44
Stock-based compensation expense	9,959	9,408
Amortization of premium on investment securities	7,244	4,722
Deferred income tax provision	40,077	30,412
Excess tax benefits from stock-based compensation	(2,390)	(1,729)
Change in:
Accrued investment income	(1,624)	(3,056)
Accounts receivable	(2,821)	(3,160)
Deferred policy acquisition costs	(1,632)	(2,611)
Prepaid federal income tax	(47,739)	(34,673)
Other assets	1,263	830
Reserve for losses and LAE	6,121	2,611
Unearned premium reserve	35,041	38,145
Accrued liabilities	2,214	(223)
Net cash provided by operating activities	159,186	101,566

Investing Activities
Net change in short-term investments	89,088	(92,181)
Purchase of investments available for sale	(587,878)	(570,341)
Proceeds from maturity of investments available for sale	7,525	18,832
Proceeds from sales of investments available for sale	332,853	88,695
Purchase of property and equipment, net	(3,232)	(2,623)
Net cash used in investing activities	(161,644)	(557,618)

Financing Activities
Treasury stock acquired	(5,135)	(2,421)
Payment of offering costs	(537)	(837)
Excess tax benefits from stock-based compensation	2,390	1,729
Payments under Asset Purchase Agreement	—	(2,500)
Other financing activities	52	—
Net cash used in financing activities	(3,230)	(4,029)

Net decrease in cash	(5,688)	(460,081)
Cash at beginning of year	24,411	477,655
Cash at end of period	$18,723	$17,574

Supplemental Disclosure of Cash Flow Information
Income tax (payments) refunds	$(8,500)	$(500)

Noncash Transactions
Issuance of management incentive shares	$—	$416

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2014, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2015 prior to the issuance of these condensed consolidated financial statements.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Investments Available for Sale

Investments available for sale consist of the following:

September 30, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$186,740	$1,681	$(109)	$188,312
U.S. agency securities	3,171	14	—	3,185
U.S. agency mortgage-backed securities	126,406	1,985	(166)	128,225
Municipal debt securities(1)	273,217	5,050	(732)	277,535
Corporate debt securities	371,110	2,201	(1,691)	371,620
Mortgage-backed securities	55,639	439	(817)	55,261
Asset-backed securities	124,917	182	(823)	124,276
Money market funds	92,100	—	—	92,100
Total investments available for sale	$1,233,300	$11,552	$(4,338)	$1,240,514

December 31, 2014 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$73,432	$927	$(143)	$74,216
U.S. agency securities	4,491	29	—	4,520
U.S. agency mortgage-backed securities	82,190	1,564	(214)	83,540
Municipal debt securities(1)	191,723	4,147	(324)	195,546
Corporate debt securities	295,507	2,123	(801)	296,829
Mortgage-backed securities	66,396	574	(884)	66,086
Asset-backed securities	126,474	136	(422)	126,188
Money market funds	210,688	—	—	210,688
Total investments available for sale	$1,050,901	$9,500	$(2,788)	$1,057,613

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2015	2014
Special revenue bonds	70.5%	59.7%
General obligation bonds	24.6	37.5
Certificate of participation bonds	3.8	0.8
Tax allocation bonds	1.1	1.5
Special assessment bonds	—	0.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$48,643	$48,660
Due after 1 but within 5 years	47,910	48,239
Due after 5 but within 10 years	90,187	91,413
Subtotal	186,740	188,312
U.S. agency securities:
Due in 1 year	3,171	3,185
Subtotal	3,171	3,185
Municipal debt securities:
Due in 1 year	545	545
Due after 1 but within 5 years	65,582	66,103
Due after 5 but within 10 years	92,831	95,016
Due after 10 years	114,259	115,871
Subtotal	273,217	277,535
Corporate debt securities:
Due in 1 year	10,567	10,604
Due after 1 but within 5 years	261,142	261,318
Due after 5 but within 10 years	99,128	99,412
Due after 10 years	273	286
Subtotal	371,110	371,620
U.S. agency mortgage-backed securities	126,406	128,225
Mortgage-backed securities	55,639	55,261
Asset-backed securities	124,917	124,276
Money market funds	92,100	92,100
Total investments available for sale	$1,233,300	$1,240,514

Essent realized gross gains and losses on the sale of investments available for sale as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Realized gross gains	$663	$151	$2,790	$991
Realized gross losses	115	—	1,025	372

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2015 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$37,713	$(109)	$—	$—	$37,713	$(109)
U.S. agency mortgage-backed securities	15,578	(108)	1,771	(58)	17,349	(166)
Municipal debt securities	63,934	(629)	6,532	(103)	70,466	(732)
Corporate debt securities	139,947	(1,457)	6,988	(234)	146,935	(1,691)
Mortgage-backed securities	6,449	(79)	27,861	(738)	34,310	(817)
Asset-backed securities	79,060	(664)	12,117	(159)	91,177	(823)
Total	$342,681	$(3,046)	$55,269	$(1,292)	$397,950	$(4,338)

	Less than 12 months		12 months or more		Total
December 31, 2014 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$16,543	$(34)	$5,155	$(109)	$21,698	$(143)
U.S. agency mortgage-backed securities	2,334	—	8,566	(214)	10,900	(214)
Municipal debt securities	39,902	(229)	8,684	(95)	48,586	(324)
Corporate debt securities	113,717	(701)	12,659	(100)	126,376	(801)
Mortgage-backed securities	28,091	(264)	16,092	(620)	44,183	(884)
Asset-backed securities	100,248	(405)	2,201	(17)	102,449	(422)
Total	$300,835	$(1,633)	$53,357	$(1,155)	$354,192	$(2,788)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments of investments in the nine months ended September 30, 2015 or year ended December 31, 2014.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million as of September 30, 2015 and December 31, 2014.  In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties.  The fair value of the required investments on deposit in these trusts were $221.4 million at September 30, 2015 and $66.7 million at December 31, 2014.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Fixed maturities	$5,774	$3,737	$15,542	$9,115
Short-term investments	19	14	48	45
Gross investment income	5,793	3,751	15,590	9,160
Investment expenses	(471)	(346)	(1,268)	(777)
Net investment income	$5,322	$3,405	$14,322	$8,383

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Accounts Receivable

Accounts receivable consists of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Premiums receivable	$15,693	$13,210
Other receivables	1,360	2,600
Total accounts receivable	17,053	15,810
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$17,053	$15,810

Premiums receivable consists of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for doubtful accounts was required.

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

($ in thousands)	2015	2014
Reserve for losses and LAE at beginning of period	$8,427	$3,070
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	8,427	3,070
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	10,356	3,954
Prior years	(2,650)	(695)
Net incurred losses during the current period	7,706	3,259
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	262	1
Prior years	1,323	646
Net loss and LAE payments during the current period	1,585	647
Net reserve for losses and LAE at end of period	14,548	5,682
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$14,548	$5,682

Loans in default at end of period	814	312

For the nine months ended September 30, 2015, $1.3 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $2.7 million favorable prior-year development during the nine months ended September 30, 2015. Reserves remaining as of September 30, 2015 for prior years are $4.5 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2014, $0.6 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There had been a $0.7 million favorable prior-year development during the nine months ended September 30, 2014. Reserves remaining as of September 30, 2014 for prior years were $1.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. The decreases in both periods are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions LLC’s contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $16,903 and $10,317 related to remedies for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2015 are not material to our financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2015, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 6. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the nine months ended September 30, 2015:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,290	$14.83	1,472	$9.04	664	$18.32
Granted	50	24.58	109	24.51	117	24.45
Vested	—	N/A	(609)	7.04	(238)	18.17
Forfeited	(46)	16.40	(45)	16.18	(8)	17.28
Outstanding at September 30, 2015	1,294	$15.15	927	$11.83	535	$19.74

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

The total fair value of nonvested shares or share units that vested was $21.5 million and $29.5 million for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there was $24.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2015 and we expect to recognize the expense over a weighted average period of 2.1 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 200,199 in the nine months ended September 30, 2015. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of September 30, 2015.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Compensation expense	$3,363	$3,260	$9,959	$9,408
Income tax benefit	1,072	1,141	3,197	3,293

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income	$40,821	$25,070	$112,852	$59,631
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$40,821	$25,070	$112,852	$59,631
Basic earnings per share	$0.45	$0.30	$1.25	$0.72
Diluted earnings per share	$0.44	$0.29	$1.23	$0.70
Basic weighted average shares outstanding	90,418	83,640	90,317	83,263
Dilutive effect of nonvested shares	1,423	1,388	1,361	1,548
Diluted weighted average shares outstanding	91,841	85,028	91,678	84,811

There were 905 and 180,664 antidilutive shares for the three months ended September 30, 2015 and 2014, respectively and 100,232 and 132,756 antidilutive shares for the nine months ended September 30, 2015 and 2014, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation.  Based on the compounded annual book value per share growth as of September 30, 2015, 100% of the performance-based share awards would be issuable under the terms of the arrangements if September 30, 2015 was the end of the performance period.  Based on the compounded annual book value per share growth as of September 30, 2014, 48.5% of the performance-based share awards would have been issuable under the terms of the arrangements if September 30, 2014 was the end of the performance period.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$940	$(153)	$787
Other comprehensive income (loss):
Unrealized holding gains arising during the period	6,821	(2,144)	4,677
Less: Reclassification adjustment for gains included in net income (1)	(548)	131	(417)
Net unrealized gains on investments	6,273	(2,013)	4,260
Other comprehensive income (loss)	6,273	(2,013)	4,260
Balance at end of period	$7,213	$(2,166)	$5,047

	Nine Months Ended September 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$6,712	$(2,045)	$4,667
Other comprehensive income (loss):
Unrealized holding gains arising during the period	2,266	(593)	1,673
Less: Reclassification adjustment for gains included in net income (1)	(1,765)	472	(1,293)
Net unrealized gains on investments	501	(121)	380
Other comprehensive income (loss)	501	(121)	380
Balance at end of period	$7,213	$(2,166)	$5,047

	Three Months Ended September 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$5,632	$(1,685)	$3,947
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(1,748)	449	(1,299)
Less: Reclassification adjustment for gains included in net income (1)	(151)	45	(106)
Net unrealized losses on investments	(1,899)	494	(1,405)
Other comprehensive income (loss)	(1,899)	494	(1,405)
Balance at end of period	$3,733	$(1,191)	$2,542

	Nine Months Ended September 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	6,579	(2,178)	4,401
Less: Reclassification adjustment for gains included in net income (1)	(619)	207	(412)
Net unrealized gains on investments	5,960	(1,971)	3,989
Other comprehensive income (loss)	5,960	(1,971)	3,989
Balance at end of period	$3,733	$(1,191)	$2,542

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

September 30, 2015 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$188,312	$188,312
U.S. agency securities	3,185	3,185
U.S. agency mortgage-backed securities	128,225	128,225
Municipal debt securities	277,535	277,535
Corporate debt securities	371,620	371,620
Mortgage-backed securities	55,261	55,261
Asset-backed securities	124,276	124,276
Money market funds	92,100	92,100
Total investments	$1,240,514	$1,240,514
Financial Liabilities:
Derivative liabilities	$1,833	$1,833

December 31, 2014 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$74,216	$74,216
U.S. agency securities	4,520	4,520
U.S. agency mortgage-backed securities	83,540	83,540
Municipal debt securities	195,546	195,546
Corporate debt securities	296,829	296,829
Mortgage-backed securities	66,086	66,086
Asset-backed securities	126,188	126,188
Money market funds	210,688	210,688
Total investments	$1,057,613	$1,057,613
Financial Liabilities:
Derivative liabilities	$661	$661

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

September 30, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$188,312	$—	$—	$188,312
U.S. agency securities	3,185	—	—	3,185
U.S. agency mortgage-backed securities	128,225	—	—	128,225
Municipal debt securities	—	277,535	—	277,535
Corporate debt securities	—	371,620	—	371,620
Mortgage-backed securities	3,883	51,378	—	55,261
Asset-backed securities	—	124,276	—	124,276
Money market funds	92,100	—	—	92,100
Total assets at fair value	$415,705	$824,809	$—	$1,240,514
Financial Liabilities:
Derivative liabilities	$—	$—	$1,833	$1,833
Total liabilities at fair value	$—	$—	$1,833	$1,833

December 31, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$74,216	$—	$—	$74,216
U.S. agency securities	4,520	—	—	4,520
U.S. agency mortgage-backed securities	83,540	—	—	83,540
Municipal debt securities	—	195,546	—	195,546
Corporate debt securities	—	296,829	—	296,829
Mortgage-backed securities	4,882	61,204	—	66,086
Asset-backed securities	—	126,188	—	126,188
Money market funds	210,688	—	—	210,688
Total assets at fair value	$377,846	$679,767	$—	$1,057,613
Financial Liabilities:
Derivative liabilities	$—	$—	$661	$661
Total liabilities at fair value	$—	$—	$661	$661

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables presents changes during the three and nine months ended September 30, 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 liabilities in the condensed consolidated balance sheets at September 30, 2015. We had no material liabilities measured at fair value at September 30, 2014.  During the nine months ended September 30, 2015, and in the year ended December 31, 2014, we had no Level 3 assets.

Three Months Ended September 30, 2015 (In thousands)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$2,720	$1,258	$—	$371	$—	$—	$1,833	$1,258

Total Level 3 Liabilities	$2,720	$1,258	$—	$371	$—	$—	$1,833	$1,258

Nine Months Ended September 30, 2015 (In thousands)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$661	$118	$—	$1,290	$—	$—	$1,833	$118

Total Level 3 Liabilities	$661	$118	$—	$1,290	$—	$—	$1,833	$118

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of September 30, 2015 and December 31, 2014:

September 30, 2015
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$1,833	Discounted cash flows	Constant prepayment rate	12.91%
			Default rate	0.70%
			Reference STACR credit spread	3.87%

December 31, 2014
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$661	Discounted cash flows	Constant prepayment rate	5.40%
			Default rate	1.85%
			Reference STACR credit spread	3.72%

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

(In thousands)	2015	2014
Essent Guaranty
Statutory net income	$128,048	$81,410
Statutory surplus	513,402	456,650
Contingency reserve liability	278,820	149,818

Essent PA
Statutory net income	$11,711	$9,307
Statutory surplus	46,093	41,689
Contingency reserve liability	25,038	14,065

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

At September 30, 2015 and 2014, the statutory capital of our insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

In the second quarter of 2015, at the direction of the Federal Housing Finance Agency ("FHFA"), Fannie Mae and Freddie Mac finalized the Private Mortgage Insurer Eligibility Requirements ("PMIERs"), which become effective on December 31, 2015. The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements. As of September 30, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2015, Essent Guaranty increased its contingency reserve by $99.6 million and Essent PA increased its contingency reserve by $8.1 million.  This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the nine months ended September 30, 2015 or 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2015 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report”. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report.  We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Our Market Share for the nine months ended September 30, 2015 was an estimated 12.1%, compared to 13.7% and 12.1% for the years ended December 31, 2014 and 2013, respectively. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013.  The financial strength of Essent Guaranty, our wholly-owned insurance subsidiary, is rated Baa2 with a positive outlook by Moody’s Investor Services (“Moody's”) and is rated BBB+ with a stable outlook by Standard & Poor’s Rating Services (“S&P”).

We had master policy relationships with approximately 1,260 customers as of September 30, 2015 and had 1,069 customers that generated NIW during the twelve months ended September 30, 2015.  Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 364 employees as of September 30, 2015. We generated new insurance written of approximately $7.6 billion and $20.2 billion for the three and nine months ended September 30, 2015, respectively, compared to approximately $8.8 billion and $18.3 billion for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had approximately $62.1 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Re. As of September 30, 2015, Essent Re provides insurance or reinsurance in connection with GSE risk-share transactions covering in the aggregate up to approximately $118.1 million of risk on mortgage loans in reference pools associated with Freddie Mac's ACIS program and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") program. Essent Re also reinsures 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

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

In the second quarter of 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac finalized the PMIERs, which become effective on December 31, 2015.  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements.  As of September 30, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

Factors Affecting Our Results of Operations

Net Premiums Written and Earned

Premiums associated with our U.S. mortgage insurance business are based on insurance in force, or IIF, during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average premium rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus new insurance written, or NIW, less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2015 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2015, monthly and single premium policies comprised 76.0% and 24.0% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 80.2% at September 30, 2015. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2015. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad,” to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. From the period from December 1, 2009 to November 30, 2010, this fee was based on a fixed amount. Effective December 1, 2010, the fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement was automatically extended until November 30, 2016 and provides for three subsequent one-year renewals at Triad’s option.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 89% of our IIF as of September 30, 2015 having been originated since January 1, 2013. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2015, 89% of our IIF relates to business written since January 1, 2013 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 62% and 64% of other underwriting and operating expenses for the three and nine months ended September 30, 2015, respectively, compared to 67% of other underwriting and operating expenses for each of the three and nine months ended September 30, 2014.  Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.  Compensation and benefits expense has increased as we have increased our staffing from 289 employees at January 1, 2014 to 364 at September 30, 2015, primarily in our business development and operations functions to support the growth of our business.  The growth in our sales organization contributed to the growth of our active customers and NIW.  We also expanded our underwriting and customer service teams to support this new business.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2015 and 2014 for our U.S. mortgage insurance portfolio.  In addition, this table includes our risk in force, or RIF, at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
IIF, beginning of period	$57,435,859	$39,379,879	$50,762,594	$32,028,196
NIW - Flow	7,384,654	7,283,169	19,956,875	16,788,076
NIW - Bulk	204,867	1,506,529	266,125	1,506,529
Cancellations	(2,883,974)	(1,741,051)	(8,844,188)	(3,894,275)
IIF, end of period	$62,141,406	$46,428,526	$62,141,406	$46,428,526
Average IIF during the period	$59,947,730	$43,723,634	$55,790,285	$38,202,872
RIF, end of period	$15,229,575	$11,152,497	$15,229,575	$11,152,497

Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. The following is a summary of our IIF at September 30, 2015 by vintage:

($ in thousands)	$	%
2015 (through September 30)	$19,732,844	31.8%
2014	20,843,576	33.5
2013	14,491,552	23.3
2012	6,050,265	9.7
2011	968,945	1.6
2010	54,224	0.1
	$62,141,406	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the three months ended September 30, 2015 and 2014, our average premium rate was 0.55%. Our average premium rate was 0.57% for the nine months ended September 30, 2015 as compared to 0.54% for the nine months ended September 30, 2014.

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

As of September 30, 2015, our combined net risk in force for our U.S. insurance companies was $13.3 billion and our combined statutory capital was $864.8 million, resulting in a risk to capital ratio of 15.4 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk to capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. As discussed below, the GSEs announced new PMIERs in the second quarter of 2015 which, when effective on December 31, 2015, will require us and the other private mortgage insurers in our industry to maintain a sufficient level of liquid assets from which to pay claims.  See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”  Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the nine months ended September 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to a U.S. insurance subsidiary. During the nine months ended September 30, 2014, capital contributions of $100.0 million were made to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Revenues:
Net premiums written	$97,478	$77,862	$272,134	$193,559
Increase in unearned premiums	(13,784)	(17,539)	(35,041)	(38,144)
Net premiums earned	83,694	60,323	237,093	155,415
Net investment income	5,322	3,405	14,322	8,383
Realized investment gains, net	548	151	1,765	619
Other income	2,172	742	2,634	2,308
Total revenues	91,736	64,621	255,814	166,725

Losses and expenses:
Provision for losses and LAE	3,393	1,391	7,706	3,259
Other underwriting and operating expenses	28,714	24,469	83,360	71,576
Total losses and expenses	32,107	25,860	91,066	74,835
Income before income taxes	59,629	38,761	164,748	91,890
Income tax expense	18,808	13,691	51,896	32,259
Net income	$40,821	$25,070	$112,852	$59,631

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

For the three months ended September 30, 2015, we reported net income of $40.8 million, compared to net income of $25.1 million for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, we reported net income of $112.9 million, compared to net income of $59.6 million for the nine months ended September 30, 2014. The increase in our operating results in 2015 over the same periods in 2014 was primarily due to an increase in net premiums earned associated with the growth of our IIF and an increase in net investment income, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended September 30, 2015 by 39% compared to the three months ended September 30, 2014 due to the increase in our average IIF from $43.7 billion at September 30, 2014 to $59.9 billion at September 30, 2015. Net premiums earned increased in the nine months ended September 30, 2015 by 53% compared to the nine months ended September 30, 2014 due to the increase in our average IIF from $38.2 billion at September 30, 2014 to $55.8 billion at September 30, 2015, as well as an increase in the average premium rate from 0.54% in the nine months ended September 30, 2014 to 0.57% in the nine months ended September 30, 2015.  The increase in the average premium rate during the nine months ended September 30, 2015 is due to changes in the mix of business and an increase in unearned premiums recognized upon the cancellation of non-refundable single premium policies.

The increase in net premiums written is due primarily to the increase in average IIF of 37% for the three months ended September 30, 2015 and 46% for the nine months ended September 30, 2015 as compared to the comparable periods of 2014.  Net premiums written increased in the three and nine months ended September 30, 2015 by 25% and 41%, respectively, over the three and nine months ended September 30, 2014.

In the three months ended September 30, 2015 and 2014, unearned premiums increased by $13.8 million and $17.5 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $27.6 million and $26.1 million, respectively, which was partially offset by $13.8 million and $8.6 million, respectively, of unearned premium that was recognized in earnings during the periods.  In the nine months ended September 30, 2015 and 2014, unearned premiums increased by $35.0 million and $38.1 million, respectively. This was a result of net premiums written on single premium policies of $77.0 million and $58.2 million, respectively, which was partially offset by $42.0 million and $20.1 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Fixed maturities	$5,774	$3,737	$15,542	$9,115
Short-term investments	19	14	48	45
Gross investment income	5,793	3,751	15,590	9,160
Investment expenses	(471)	(346)	(1,268)	(777)
Net investment income	$5,322	$3,405	$14,322	$8,383

The increase in net investment income for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was due in part to an increase in the weighted average balance of our investment portfolio as a result of investing the proceeds from our secondary offering of common shares in 2014, proceeds from our IPO, and cash flows generated from operations. The increase in net investment income is also due to an increase in the yield on the investment portfolio, resulting from an increase in higher yielding fixed maturity securities.  The average cash and investment portfolio balance was $1.2 billion for the three months ended September 30, 2015 compared to $885.0 million for the three months ended September 30, 2014.  The average cash and investment portfolio balance was $1.1 billion for the nine months ended September 30, 2015 compared to $845.8 million for the nine months ended September 30, 2014. The pre-tax investment income yield was 1.9% and 1.7% in the three months ended September 30, 2015 and 2014, respectively, and 1.8% and 1.4% in the nine months ended September 30, 2015 and 2014, respectively. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The increase in other income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in the estimated fair value of our ACIS contracts principally resulting from a decrease in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes. The increase in other income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in contract underwriting revenue, partially offset by a decrease in Triad service fees associated with a reduction in the number Triad’s mortgage insurance policies in force.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was due to increases in the number of insured loans in default and the seasoning of the underlying loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning default inventory	605	235	457	159
Plus: new defaults	562	237	1,328	555
Less: cures	(327)	(156)	(917)	(382)
Less: claims paid	(26)	(4)	(54)	(20)
Ending default inventory	814	312	814	312

The increase in the number of defaults at September 30, 2015 compared to September 30, 2014 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of September 30,
	2015	2014
Case reserves (in thousands)	$13,343	$5,192
Ending default inventory	814	312
Average case reserve per default (in thousands)	$16.4	$16.6
Default rate	0.29%	0.15%
Claims received included in ending default inventory	14	6

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Reserve for losses and LAE at beginning of period	$11,931	$4,506	$8,427	$3,070
Add provision for losses and LAE occurring in:
Current period	4,277	1,502	10,356	3,954
Prior years	(884)	(111)	(2,650)	(695)
Incurred losses during the current period	3,393	1,391	7,706	3,259
Deduct payments for losses and LAE occurring in:
Current period	122	1	262	1
Prior years	654	214	1,323	646
Loss and LAE payments during the current period	776	215	1,585	647
Reserve for losses and LAE at end of period	$14,548	$5,682	$14,548	$5,682

	As of September 30, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	434	53%	$3,700	28%	$23,220	16%
Four to eleven payments	287	35	6,570	49	15,771	42
Twelve or more payments	79	10	2,484	19	3,414	73
Pending claims	14	2	589	4	590	100
Total	814	100%	13,343	100%	$42,995	31
IBNR			1,001
LAE and other			204
Total reserves			$14,548

	As of September 30, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	175	56%	$1,773	34%	$9,464	19%
Four to eleven payments	105	34	2,405	46	4,865	49
Twelve or more payments	26	8	788	15	1,042	76
Pending claims	6	2	226	5	223	101
Total	312	100%	5,192	100%	$15,594	33
IBNR			389
LAE and other			101
Total reserves			$5,682

During the three months ended September 30, 2015, the provision for losses and LAE was $3.4 million, comprised of $4.3 million of current year losses partially offset by $0.9 million of favorable prior years’ loss development.  During the three months ended September 30, 2014, the provision for losses and LAE was $1.4 million, comprised of $1.5 million of current year losses partially offset by $0.1 million of favorable prior years’ loss development.  In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

During the nine months ended September 30, 2015, the provision for losses and LAE was $7.7 million, comprised of $10.4 million of current year losses partially offset by $2.7 million of favorable prior years’ loss development.  During the nine months ended September 30, 2014, the provision for losses and LAE was $3.3 million, comprised of $4.0 million of current year losses partially offset by $0.7 million of favorable prior years’ loss development.  In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Number of claims paid	26	4	54	20
Amount of claims paid	$750	$214	$1,530	$636
Claim severity	92%	108%	86%	73%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$17,796	62%	$16,369	67%	$53,459	64%	$47,877	67%
Other	10,918	38	8,100	33	29,901	36	23,699	33
	$28,714	100%	$24,469	100%	$83,360	100%	$71,576	100%

Number of employees at end of period						364		322

Other underwriting and operating expenses were $28.7 million in the three months ended September 30, 2015 as compared to $24.5 million in the three months ended September 30, 2014. Other underwriting and operating expenses were $83.4 million in the nine months ended September 30, 2015 as compared to $71.6 million in the nine months ended September 30, 2014.  The significant factors contributing to the change in other underwriting and operating expenses were:

•
Compensation and benefits increased primarily due to the increase in our work force to 364 at September 30, 2015 from 289 at January 1, 2014, and an increase in stock compensation expense. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses increased as a result of the continued expansion of our business.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $18.8 million and $13.7 million for the three months ended September 30, 2015 and 2014, respectively. Our income tax expense was $51.9 million and $32.3 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 31.5% and 35.3% for the three months ended September 30, 2015 and 2014, respectively, and 31.5% and 35.1% for the nine months ended September 30, 2015 and 2014, respectively.  In 2014, substantially all of our earnings were generated in the United States.  For 2015, we expect the proportion of our consolidated earnings generated in Bermuda to increase as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement entered in to by Essent Guaranty and Essent Re effective July 1, 2014.  Bermuda does not have a corporate income tax. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision.  In the three and nine months ended September 30, 2015, our effective tax rate is below the U.S. statutory income tax rate primarily due to the expected proportion of our consolidated earnings to be generated in Bermuda. In the three and nine months ended September 30, 2014, our effective tax rate approximated the federal statutory tax rate as earnings in Bermuda were substantially offset by permanent differences.

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

As of September 30, 2015, we had substantial liquidity with cash of $18.7 million, short-term investments of $121.6 million and fixed maturity investments of $1.1 billion, and had no debt outstanding.  At September 30, 2015, net cash and investments at the holding company were $69.3 million. Our cash and short-term investment position decreased in the nine months ended September 30, 2015 as compared to the year ended December 31, 2014 primarily as a result of an increase in amounts invested in our fixed income portfolio.  Our cash and short-term investment position increased during the year ended December 31, 2014 primarily as a result of net proceeds of $126.7 million from our secondary offering of common shares which was completed in November 2014 plus cash flows from operations, net of amounts invested in our fixed income portfolio.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs.  Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholder’s surplus or (ii) the preceding year’s statutory net income.  The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus absent the Pennsylvania Insurance Commissioner’s prior approval.  At September 30, 2015, Essent Guaranty had negative unassigned surplus and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2015. At September 30, 2015, Essent PA had unassigned surplus of $6.4 million. During the nine months ended September 30, 2015, Essent PA did not pay a dividend. In 2014, Essent PA paid a $200,000 dividend to Essent Holdings. Essent Guaranty has paid no dividends since its inception. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties.  In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million.  As of September 30, 2015, Essent Re had total equity of $212.2 million. At September 30, 2015, our insurance subsidiaries were in compliance with these rules, regulations and agreements. In addition, in connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 2 to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$159,186	$101,566
Net cash used in investing activities	(161,644)	(557,618)
Net cash used in financing activities	(3,230)	(4,029)
Net decrease in cash	$(5,688)	$(460,081)

Operating Activities

Cash flow provided by operating activities totaled $159.2 million for the nine months ended September 30, 2015 as compared to cash flow provided by operating activities of $101.6 million for the nine months ended September 30, 2014. The increase in cash flow from operating activities of $57.6 million in 2015 was a result of increases in premiums collected and net investment income, partially offset by increases in prepaid taxes and expenses paid.

Investing Activities

Cash flow used in investing activities totaled $161.6 million for the nine months ended September 30, 2015, primarily related to investing cash flows from the business.  Cash flow used in investing activities totaled $557.6 million for the nine months ended September 30, 2014 primarily related to investing capital contributions from our initial investors received in 2013, proceeds from our initial public offering that was completed in November 2013, and cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $3.2 million for the nine months ended September 30, 2015, primarily related to the acquisition of treasury stock from employees to satisfy tax withholding obligations, partially offset by excess tax benefits recognized as a result of stock-based compensation. Cash flow used in financing activities totaled $4.0 million for the nine months ended September 30, 2014, primarily related to a payment made to Triad under the Asset Purchase Agreement, and the acquisition of treasury stock from employees to satisfy tax withholding obligations, partially offset by excess tax benefits recognized as a result of stock-based compensation.

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

During the nine months ended September 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to a U.S. insurance subsidiary.

Our combined risk to capital calculation for our U.S. insurance operations as of September 30, 2015 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$560,932
Contingency reserves	303,858
Combined statutory capital	$864,790
Combined net risk in force	$13,316,327
Combined risk to capital ratio	15.4:1

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

Beginning in 2014, Essent Re entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. In 2014, Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  During the nine months ended September 30, 2015, Essent Group Ltd. made capital contributions to Essent Re of $41.2 million to support new business written. As of September 30, 2015, Essent Re had total stockholders’ equity of $212.2 million and net risk in force of $2.0 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is Baa2 with a positive outlook by Moody's and BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

In the second quarter of 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac finalized the PMIERs, which become effective on December 31, 2015.  The PMIERs represent the standards by which private mortgage insurers will be eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include new financial strength requirements incorporating a risk-based framework that will require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that will apply should an approved insurer fail to comply with the new requirements.  As of September 30, 2015, Essent had sufficient assets in its insurance companies to meet the total risk-based required asset amount of the PMIERs.

Financial Condition

Stockholders’ Equity

As of September 30, 2015, stockholders’ equity was $1.1 billion compared to $955.7 million as of December 31, 2014. This increase was primarily due to net income generated in 2015.

Investments

The total fair value of our investment portfolio was $1.2 billion as of September 30, 2015 and $1.1 billion as of December 31, 2014. In addition, our total cash was $18.7 million as of September 30, 2015, compared to $24.4 million as of December 31, 2014.

Investment Portfolio by Asset Class

Asset Class	September 30, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$188,312	15.2%	$74,216	7.0%
U.S. agency securities	3,185	0.3	4,520	0.4
U.S. agency mortgage-backed securities	128,225	10.3	83,540	7.9
Municipal debt securities(1)	277,535	22.4	195,546	18.5
Corporate debt securities	371,620	30.0	296,829	28.1
Mortgage-backed securities	55,261	4.4	66,086	6.3
Asset-backed securities	124,276	10.0	126,188	11.9
Money market funds	92,100	7.4	210,688	19.9
Total Investments	$1,240,514	100.0%	$1,057,613	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2015	2014
Special revenue bonds	70.5%	59.7%
General obligation bonds	24.6	37.5
Certificate of participation bonds	3.8	0.8
Tax allocation bonds	1.1	1.5
Special assessment bonds	—	0.5
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	September 30, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$553,986	44.7%	$545,807	51.6%
Aa1	58,689	4.7	47,792	4.5
Aa2	90,987	7.3	51,958	4.9
Aa3	71,243	5.7	48,261	4.6
A1	114,374	9.2	74,161	7.0
A2	108,041	8.7	67,413	6.4
A3	90,083	7.3	71,964	6.8
Baa1	72,507	5.9	60,399	5.7
Baa2	69,730	5.6	79,727	7.5
Baa3	10,469	0.9	10,131	1.0
Below Baa3	405	0.0	—	—
Total Investments	$1,240,514	100.0%	$1,057,613	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	September 30, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$280,418	22.6%	$332,399	31.4%
1 to < 2 Years	132,479	10.7	85,971	8.1
2 to < 3 Years	179,858	14.5	167,504	15.8
3 to < 4 Years	139,760	11.3	106,432	10.1
4 to < 5 Years	88,546	7.1	80,300	7.6
5 or more Years	419,453	33.8	285,007	27.0
Total Investments	$1,240,514	100.0%	$1,057,613	100.0%

Top Ten Portfolio Holdings

	September 30, 2015
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 0.000% 10/22/2015	$29,500	$29,499	$1	Aaa
2	US Treasury 2.125% 5/15/2025	25,461	24,940	521	Aaa
3	US Treasury 2.125% 6/30/2022	18,472	18,066	406	Aaa
4	Ginnie Mae 3.500% MBS 30Yr	17,970	17,797	173	Aaa
5	US Treasury 2.250% 11/15/2024	16,815	16,894	(79)	Aaa
6	US Treasury 0.375% 3/15/2016	15,016	15,018	(2)	Aaa
7	US Treasury 1.500% 5/31/2020	12,107	11,897	210	Aaa
8	US Treasury 1.000% 9/30/2016	10,060	10,051	9	Aaa
9	US Treasury 0.750% 3/15/2017	10,034	10,012	22	Aaa
10	US Treasury 2.000% 7/31/2022	7,223	7,171	52	Aaa
Total		$162,658	$161,345	$1,313
Percent of Investment Portfolio		13.1%

(1)
As of September 30, 2015, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 2 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2015:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
Dallas/Fort Worth International Airport	$2,967	$2,781	A1
City of Houston TX	2,329	2,300	Aa2
City of Austin TX Electric Utility	2,292	2,250	A1
Harris County Cultural Education	1,977	2,000	A1
City of Dallas TX Waterworks & Sewer	1,815	1,782	Aa1
Alamo Community College District	1,752	1,727	Aaa
North Texas Tollway Authority	1,699	1,688	A3
Tarrant Regional Water District	1,587	1,576	Aaa
City of San Antonio Airport System	1,282	1,247	A1
Alvin Independent School District	1,263	1,288	Aaa
Texas Transportation Commission	1,212	1,170	Aaa
Houston Texas Combined Utility System	1,199	1,131	Aa2
City of Corpus Christi Utility System	1,148	1,137	A1
Pasadena Independent School District	1,075	1,066	Aaa
Tarrant County Cultural Education	1,061	1,049	Aa3
State of Texas Public Finance Authority	1,044	1,041	Aaa
San Jacinto College District	900	878	Aa3
Harlandale Independent School District	889	886	Aaa
Central Texas Turnpike System	660	673	Baa1
City of El Paso TX	607	569	Aa1
	$28,758	$28,239

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s if available. S&P rating utilized if Moody’s is not available.

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

At September 30, 2015, the effective duration of our investment portfolio, including cash, was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this Quarterly Report.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2015. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	—	N/A	—	—
August 1 - August 31, 2015	579	$27.96	—	—
September 1 - September 30, 2015	1,543	$25.92	—	—
Total	2,122		—	—

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date:	November 6, 2015	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	November 6, 2015	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2015	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.