Form 10-K
period 2015-12-31
Essent Group Ltd.
filed 2016-02-29
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $1,960,432,848 (based upon the last reported sales price on The New York Stock Exchange).
The number of the registrant's common shares outstanding as of February 22, 2016 was 93,064,030.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2016 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new products and services, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Annual Report reflect our views as of the date of this Annual Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A "Risk Factors," and in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, without limitation, the following:

•	changes in or to Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, whether through Federal legislation, restructurings or a shift in business practices;

•	failure to continue to meet the mortgage insurer eligibility requirements of the GSEs;

•	competition for our customers or the loss of a significant customer;

•	lenders or investors seeking alternatives to private mortgage insurance;

•	increase in the number of loans insured through Federal government mortgage insurance programs, including those offered by the Federal Housing Administration;

•	decline in the volume of low down payment mortgage originations;

•	uncertainty of loss reserve estimates;

•	decrease in the length of time our insurance policies are in force;

•	deteriorating economic conditions;

•	the definition of "Qualified Mortgage" reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

•	the definition of "Qualified Residential Mortgage" reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

•	the implementation of the Basel III Capital Accord, which may discourage the use of private mortgage insurance;

•	management of risk in our investment portfolio;

•	fluctuations in interest rates;

•	inadequacy of the premiums we charge to compensate for our losses incurred;

•	dependence on management team and qualified personnel;

•	disturbance to our information technology systems;

•	change in our customers' capital requirements discouraging the use of mortgage insurance;

ii

•	declines in the value of borrowers' homes;

•	limited availability of capital;

•	unanticipated claims arise under and risks associated with our contract underwriting program;

•	industry practice that loss reserves are established only upon a loan default;

•	disruption in mortgage loan servicing;

•	risk of future legal proceedings;

•	customers' technological demands;

•	our non-U.S. operations becoming subject to U.S. Federal income taxation;

•	becoming considered a passive foreign investment company for U.S. Federal income tax purposes; and

•	potential inability of our insurance subsidiaries to pay dividends.

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

PART I

ITEM 1.    BUSINESS

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 12.0% Market Share for the year ended December 31, 2015. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

Our primary U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., received its certificate of authority from the Pennsylvania Insurance Department in July 2009. We subsequently acquired our mortgage insurance platform from a former private mortgage insurance industry participant and in 2010, became the first private mortgage insurer to be approved by the GSEs since 1995. We are licensed to write mortgage guaranty coverage in all 50 states and the District of Columbia.

We had master policy relationships with approximately 1,300 customers as of December 31, 2015. Our top ten customers represented approximately 36.6%, 42.6% and 49.6% of our NIW on a flow basis for the years ended December 31, 2015, 2014 and 2013, respectively. We have a highly experienced, talented team of 366 employees as of December 31, 2015. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California.

For the years ended December 31, 2015, 2014 and 2013, we generated NIW of approximately $26.2 billion (including approximately $0.3 billion in NIW written on a bulk basis), $24.8 billion (including approximately $1.8 billion in NIW written on a bulk basis) and $21.2 billion, respectively, and as of December 31, 2015, we had approximately $65.2 billion of insurance in force. The insurer financial strength rating of Essent Guaranty, Inc. is Baa2 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by Standard & Poor's Rating Services.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2015, Essent Re provided insurance and reinsurance in connection with GSE risk-share transactions covering approximately $156.3 million of risk on mortgage loans in reference pools associated with Freddie Mac's Agency Credit Insurance Structure (ACIS) and Fannie Mae's Credit Insurance Risk Transfer (CIRT) programs. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $9.95 trillion of debt outstanding as of September 30, 2015, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $4.5 trillion, or 45.3%, of total U.S. residential mortgage debt as of September 30, 2015. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 1996 through 2015, an average of 22.3% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2015, total U.S. residential mortgage origination volume was estimated at $1.63 trillion, comprised of $881 billion of purchase originations and $749 billion of refinancing originations. In recent years, historically low interest rates and special refinance programs, such as HARP, have caused refinancing volume to significantly outpace purchase originations. Purchase originations are expected to account for an increasing percentage of the overall mortgage market as the economic recovery and favorable housing market fundamentals stimulate growth in home buying activity, and a rising interest rate environment slows refinancing volume.

The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.

Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
_______________________________________________________________________________
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
The private mortgage insurance industry, however, has continued to recover, more than doubling its share of the total insured market since 2009 and thereby leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2015, private mortgage insurance increased to an estimated 35% of the total insured market and covered 14% of the total mortgage origination volume. These gains have been driven in part by the improved financial position of incumbent insurers, the influx of private capital into the sector to support post-crisis entrants such as Essent, and aggregate increase since 2010 in the mortgage insurance premium rates and upfront fees charged for FHA insurance, even after giving effect to the 50 basis point decrease in FHA mortgage insurance rates announced in January 2015.
The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume.

Relative Share of Private and Public Mortgage Insurance
_______________________________________________________________________________
Source:    Inside Mortgage Finance
Private mortgage insurance NIW ($ in billions)
_______________________________________________________________________________
Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011 through 2015, private mortgage insurance penetration includes private mortgage insurance HARP NIW.
We view HARP as a modification of the coverage on existing insurance in force, and therefore when estimating our Market Share based on NIW, we exclude HARP NIW from total industry NIW. However, HARP is included as part of total industry NIW when showing private mortgage insurance penetration for the industry.
Competition
The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, reputation, customer relationships, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of seven active private mortgage insurers, including Essent and each of Arch Mortgage Insurance Company, Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation, Radian Guaranty Inc. and United Guaranty Corporation.
We and other private mortgage insurers compete directly with Federal and state governmental and quasi-governmental agencies that provide mortgage insurance, principally, the FHA and, to a lesser degree, the VA. As discussed above, the FHA's share of the mortgage insurance market increased as a result of the financial crisis and since 2009 has decreased as the private mortgage insurance industry has recovered and FHA premiums have increased in the aggregate. In addition to competition from the FHA and the VA, we and other private mortgage insurers currently face limited competition from state-sponsored mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.
Our industry also competes with products designed to eliminate the need for private mortgage insurance, such as "piggyback loans," which combine a first lien loan with a second lien in order to meet the 80% loan-to-value threshold required for sale to the GSEs without certain credit protections. In addition, we compete with investors willing to hold credit risk on their own balance sheets without credit enhancement and, in some markets, with alternative forms of credit enhancement such as structured finance products and derivatives.
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
Customers that purchase our primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a low down payment loan must comply with the coverage percentages established by that GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, our risk across all policies written is approximately 25% of the underlying primary insurance in force, but may vary from policy to policy between 6% and 35% coverage.
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
Premium payments for primary mortgage insurance coverage are typically made by the borrower. Mortgage insurance paid directly by the borrower is referred to as borrower-paid mortgage insurance, or "BPMI." If the borrower is not required to pay the premium, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance, or "LPMI." In either case, the payment of premium to us generally is the legal responsibility of the insured.
Premiums are generally calculated as a percentage of the original principal balance and may be paid as follows:
•monthly, where premiums are collected on a monthly basis over the life of the policy;

•in a single payment, where the entire premium is paid upfront at the time the mortgage loan is originated;

•annually, where premiums are paid in advance for the subsequent 12 months; or

•on a "split" basis, where an initial premium is paid upfront along with subsequent monthly payments.
As of December 31, 2015, substantially all of our policies are monthly or single premium policies.
In general, we may not terminate mortgage insurance coverage except in the event there is non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may cancel mortgage insurance coverage at any time at their option or upon mortgage repayment. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The Homeowners Protection Act of 1998, or HOPA, also requires the automatic termination of BPMI on most loans when the LTV ratio, based upon the original property value and amortized loan balance, reaches 78%, and provides for cancellation of BPMI upon a borrower's request when the LTV ratio, based on the current value of the property, reaches 80%, upon satisfaction of the conditions set forth in HOPA. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.
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
Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. Effective for mortgage insurance applications received after October 10, 2014, the GSEs, in coordination with the Federal Housing Finance Agency, or FHFA, have instituted new minimum standards for mortgage insurer master policies. Under these new minimum standards, master policies must provide rescission relief for loans that remain current up to 36 months after origination and that have not experienced more than two late payments of 30 days or more and have never been 60 days late, and are permitted to provide rescission relief after 12 payments provided the mortgage insurer can independently validate the representations for which it intends to give rescission relief. The standards require that the master policies reserve rescission rights with respect to fraud committed by the insured or those under its control and certain patterns of fraud. Our master policy forms satisfy these standards. See "Risk Factors—Risks Relating to Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
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
Bermuda-Based Insurance and Reinsurance
We offer mortgage-related insurance and reinsurance through Essent Re, a Class 3A insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. As of December 31, 2015, Essent Re provided insurance or reinsurance in connection with GSE risk-share transactions covering approximately $156.3 million of risk on mortgage loans in reference pools associated with ACIS and CIRT programs. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.
Our Mortgage Insurance Portfolio
All of our policies in force were written since May 2010. The following data presents information on our mortgage insurance portfolio for policies written by Essent Guaranty, Inc.

Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2015, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2015	$25,292,660	38.8%
2014	19,896,191	30.5
2013	13,552,397	20.8
2012	5,566,258	8.5
2011	886,106	1.3
2010	48,841	0.1
	$65,242,453	100.0%
Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and loan type and amortization as of December 31, 2015 and 2014. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
Total IIF by FICO score ($ in thousands)	2015		2014
>=760	$30,174,460	46.2%	$24,546,571	48.4%
740-759	11,019,729	16.9	8,804,454	17.3
720-739	9,398,659	14.4	7,185,175	14.2
700-719	6,507,454	10.0	4,849,412	9.6
680-699	5,030,169	7.7	3,540,811	7.0
<=679	3,111,982	4.8	1,836,171	3.5
Total	$65,242,453	100.0%	$50,762,594	100.0%

	December 31,
Total RIF by FICO score ($ in thousands)	2015		2014
>=760	$7,379,053	45.9%	$5,900,373	48.3%
740-759	2,735,754	17.0	2,135,891	17.4
720-739	2,346,971	14.6	1,750,232	14.3
700-719	1,592,463	9.9	1,145,431	9.4
680-699	1,255,734	7.8	859,436	7.0
<=679	763,199	4.8	435,907	3.6
Total	$16,073,174	100.0%	$12,227,270	100.0%

Portfolio by LTV

	December 31,
Total IIF by LTV ($ in thousands)	2015		2014
85.00% and below	$7,341,316	11.3%	$6,100,274	12.0%
85.01% to 90.00%	22,337,975	34.2	17,719,816	34.9
90.01% to 95.00%	34,035,682	52.2	25,832,106	50.9
95.01% and above	1,527,480	2.3	1,110,398	2.2
Total	$65,242,453	100.0%	$50,762,594	100.0%

	December 31,
Total RIF by LTV ($ in thousands)	2015		2014
85.00% and below	$826,531	5.2%	$681,908	5.6%
85.01% to 90.00%	5,310,050	33.0	4,174,743	34.1
90.01% to 95.00%	9,646,406	60.0	7,203,270	58.9
95.01% and above	290,187	1.8	167,349	1.4
Total	$16,073,174	100.0%	$12,227,270	100.0%

Portfolio by Loan Amortization Period

	December 31,
Total IIF by Loan Amortization Period ($ in thousands)	2015		2014
FRM 30 years and higher	$58,344,666	89.4%	$44,503,607	87.7%
FRM 20-25 years	1,515,756	2.3	1,273,086	2.5
FRM 15 years	2,702,723	4.2	2,637,970	5.2
ARM 5 years and higher	2,679,308	4.1	2,347,931	4.6
Total	$65,242,453	100.0%	$50,762,594	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2015, only three states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by either IIF or RIF. The following tables provide detail of the IIF and RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2015 and 2014.

Top Ten States

	December 31,
	2015	2014
IIF by State
CA	9.6%	10.2%
TX	8.3	8.3
FL	6.2	5.3
WA	4.6	4.3
IL	4.1	3.9
NC	3.9	4.0
NJ	3.4	3.4
GA	3.3	3.3
PA	3.3	3.4
AZ	3.2	3.3
All Others	50.1	50.6
Total	100.0%	100.0%

	December 31,
	2015	2014
RIF by State
CA	9.2%	9.8%
TX	8.6	8.5
FL	6.4	5.6
WA	4.8	4.4
IL	4.1	4.0
NC	4.0	4.2
GA	3.5	3.5
NJ	3.3	3.4
AZ	3.2	3.2
PA	3.1	3.2
All Others	49.8	50.2
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2015	2014
IIF by Metropolitan Statistical Area
Chicago-Naperville-Arlington Heights, IL	2.9%	3.1%
New York-Jersey City-White Plains, NY-NJ	2.7	1.8
Houston-The Woodlands-Sugar Land, TX	2.7	2.8
Phoenix-Mesa-Scottsdale, AZ	2.5	2.6
Minneapolis-St. Paul-Bloomington, MN-WI	2.5	2.4
Atlanta-Sandy Springs-Roswell, GA	2.5	2.5
Seattle-Bellevue-Everett, WA	2.3	2.3
Los Angeles-Long Beach-Glendale, CA	2.1	2.3
Dallas-Plano-Irving, TX	2.0	2.0
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.0	2.0
All Others	75.8	76.2
Total	100.0%	100.0%

	December 31,
	2015	2014
RIF by Metropolitan Statistical Area
Chicago-Naperville-Arlington Heights, IL	2.9%	3.1%
Houston-The Woodlands-Sugar Land, TX	2.7	2.9
New York-Jersey City-White Plains, NY-NJ	2.7	1.7
Atlanta-Sandy Springs-Roswell, GA	2.6	2.6
Minneapolis-St. Paul-Bloomington, MN-WI	2.6	2.5
Phoenix-Mesa-Scottsdale, AZ	2.5	2.5
Seattle-Bellevue-Everett, WA	2.3	2.4
Dallas-Plano-Irving, TX	2.0	2.0
Los Angeles-Long Beach-Glendale, CA	2.0	2.2
Washington-Arlington-Alexandria, DC-VA-MD-WV	1.9	2.0
All Others	75.8	76.1
Total	100.0%	100.0%

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

The following table provides detail on the percentage of our total NIW generated by centralized and decentralized customers, respectively, during the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Centralized	38.3%	48.2%	56.0%
Decentralized	61.7	51.8	44.0
Total	100.0%	100.0%	100.0%

We had master policy relationships with approximately 1,300 customers as of December 31, 2015.

As we have grown, we have successfully diversified our customer base. Our top ten customers generated 36.6% of our NIW on a flow basis during the year ended December 31, 2015, compared to 42.6% and 49.6% for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2015, one customer, Wells Fargo, exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

Sales and Marketing

Our sales and marketing efforts are designed to help us establish and maintain in-depth, quality customer relationships. We organize our sales and marketing efforts based on our centralized and decentralized customer segmentation, giving additional consideration to a customer's geographic location and whether its lending footprint is national or regional in nature.

We emphasize a collaborative approach with our customers that includes a number of educational offerings and joint product development and marketing initiatives:

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

We continue to build our sales force by hiring qualified mortgage professionals who generally have well-established relationships with industry-leading lenders and significant experience in both mortgage insurance and mortgage lending. Our approach is reflected in and supported by our compensation structure, pursuant to which we have successfully implemented a non-commission-based structure that includes an equity ownership program, which we believe aligns their efforts with our long-term corporate objectives, including providing better customer service and better risk selection.

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

We continue to upgrade and enhance our systems and technology, including:

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

We believe that our technology, together with our information technology team, greatly enhances our operating efficiency and creates competitive advantages. This team is experienced in large-scale project delivery, including mortgage insurance administration systems and the development of web-enabled servicing capabilities. Technology costs are managed by standardizing our technology infrastructure, consolidating application systems, managing project execution risks and using contract employees as needed.

Underwriting

We have established underwriting guidelines that we believe protect our balance sheet and result in the insurance of high quality business. Most applications for mortgage insurance are submitted to us electronically, and we rely upon the lender's representations and warranties that the data submitted is true and correct when making our insurance decision. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, restrict our coverage to mortgages that meet our requirements with respect to borrower FICO scores, maximum debt-to-income levels, maximum LTV ratios and documentation requirements. Our underwriting guidelines also limit the coverage we provide for mortgages made with certain high risk features, including those for cash-out refinance, second homes or investment properties.

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

At present, our underwriting guidelines are broadly consistent with those of the GSEs. Many of our customers use the GSEs' automated loan underwriting systems, Desktop Underwriter® and Loan Prospector®, for making credit determinations. We accept the underwriting decisions made by the GSEs' underwriting systems, subject to certain additional limitations and requirements. We monitor the GSEs for updates to these systems, and may engage in a deeper review for the more substantive releases. Our reviews may result in the maintenance or implementation of additional eligibility requirements. In addition, the performance results of loans scored via automated underwriting systems are monitored within our portfolio management protocols.

Our primary mortgage insurance policies are issued through one of two programs:

•
Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2015, approximately 62% of our insurance in force had been originated on a delegated basis, compared to 65% as of December 31, 2014. See "Risk Factors—Risks Relating to Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•
Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2015, approximately 38% of our insurance in force had been originated on a non-delegated basis, compared to 35% as of December 31, 2014.

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

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2015 and 2014:

Number of Loans in Default and Default Rate

	December 31,
	2015	2014
Number of policies in force	297,437	229,721
Loans in default	1,028	457
Percentage of loans in default	0.35%	0.20%

Loan Defaults by Originating Year

	December 31, 2015			December 31, 2014
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010	4	0.3%	$186	1	0.1%	$16
2011	45	0.3	1,886	55	0.4	2,155
2012	154	0.3	7,639	119	0.2	5,672
2013	303	0.3	15,209	206	0.2	10,879
2014	421	0.4	24,525	76	0.1	4,398
2015	101	0.1	5,526	N/A	N/A	N/A
Total	1,028		$54,971	457		$23,120

We have experienced a low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 17.3 months as of December 31, 2015, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses experienced by the mortgage insurers that wrote business in 2009 and prior years.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 88.6% of our total assets at December 31, 2015. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2015, predominately all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 92.3% of our investment assets, excluding cash, were managed by external managers as of December 31, 2015. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

Effective for mortgage insurance applications received after October 10, 2014, the GSEs have instituted minimum standards for mortgage insurer master policies, including standards relating to limitations of a mortgage insurer's rescission rights. We have received all necessary state approvals and have implemented our new master policy forms as required by the GSEs. See "—Our Products and Services—Mortgage Insurance—Master Policy" above.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements.  As of December 31, 2015, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

State Insurance Regulation

Our U.S. insurance subsidiaries are required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which they are licensed to transact business, to make various filings with those insurance regulatory authorities and with the National Association of Insurance Commissioners, or NAIC, including quarterly and annual financial statements prepared in accordance with statutory accounting principles. We are licensed to write mortgage insurance in all 50 states and the District of Columbia. Most states also regulate transactions between insurance companies and their affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a description of limits on dividends payable to Essent Group Ltd. from our insurance subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 10 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

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

State insurance law, and not Federal bankruptcy law, would apply to any insolvency or financially hazardous condition of our U.S. insurance subsidiaries.

During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The MGIWG has advised us that it would like to conclude its work in 2016.

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

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of our net earned premiums. These amounts generally cannot be withdrawn for a period of 10 years, except as permitted by applicable insurance law and regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For further information, see Note 16 to our consolidated financial statements entitled "Statutory Accounting" included elsewhere in this Annual Report.

Federal Mortgage-Related Laws and Regulations

Certain Federal laws directly or indirectly affect private mortgage insurers. Private mortgage insurers are impacted indirectly by Federal laws and regulations affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and the VA. For example, changes in Federal housing laws and regulation or other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on us. In addition, mortgage origination and servicing transactions are subject to compliance with various Federal and state laws, including the Real Estate Settlement Procedures Act, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the

Truth In Lending Act, or TILA, the Homeowners Protection Act of 1998, or HOPA, the Fair Credit Reporting Act of 1970 and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and provide for other consumer protections.

Dodd-Frank Act

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, which we refer to as the Dodd-Frank Act, amended certain provisions of TILA and RESPA that may have a significant impact on our business prospects. The Consumer Financial Protection Bureau, or CFPB, a Federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions. On January 10, 2014, the CFPB implemented a final rule regarding ability-to-repay, or ATR, and Qualified Mortgage, or QM, standards. Effective December 24, 2015, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted a joint final rule to implement the Qualified Residential Mortgage, or QRM, regulations as required by the Dodd-Frank Act. The CFPB has also published final residential mortgage servicing rules providing for amendments to Regulation Z (promulgated pursuant to TILA) and RESPA.

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

The QM Rule also provides for a second, temporary category that allows for more flexible underwriting requirements. To qualify under the temporary QM definition, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by either of the GSEs (while they remain under FHFA conservatorship), the FHA, the VA, and the U.S. Department of Agriculture Rural Development program. This temporary QM category expires on January 10, 2021, or earlier if the Federal agencies issue their own qualified mortgage rules or, with respect to GSEs, if the FHFA's conservatorship ends. Since January 10, 2014, the GSEs have limited their purchases to loans that meet certain QM criteria, namely loans that are fully amortizing, have terms of 30 years or less, and have points and fees representing 3% or less of the total loan amount.

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

Qualified Residential Mortgage Regulations—Risk Retention Requirements

The Dodd-Frank Act generally requires an issuer of an asset-backed security or a person who organizes and initiates an asset-backed transaction (a "securitizer") to retain at least 5% of the risk associated with securitized mortgage loans, although in some cases the retained risk may be allocated between the securitizer and the mortgage originator. This risk retention requirement does not apply to a mortgage loan that is a "qualified residential mortgage," or a "QRM," or that is insured or guaranteed by the FHA or other specified Federal agencies.

The QRM regulations, which became effective on December 24, 2015, align the definition of a QRM loan with that of a QM loan. Given the alignment of the QRM definition to QM, unless the QRM or QM definitions are revised we expect little or no adverse impact to our current business from the final QRM standards. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

Mortgage Servicing Rules

The Dodd-Frank Act amended and expanded upon mortgage servicing requirements under TILA and RESPA, and in 2014 the CFPB amended Regulation Z (promulgated pursuant to TILA) and Regulation X (promulgated pursuant to RESPA) to conform these regulations accordingly. Included within these rules are new or enhanced requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrower, special handling of loans that are in default, and loss mitigation in the event of borrower default. A provision of the required loss mitigation procedures prohibits the loan holder or servicer from commencing foreclosure until 120 days after the borrower's delinquency. Complying with the new rules could cause the servicing of mortgage loans to become more burdensome and costly than it had been prior to the implementation of these rules. As to servicing of mortgage loans covered by our insurance policies, these rules could contribute to delays in realization upon collateral and have an adverse impact on resolution of claims.

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

Real Estate Settlement Procedures Act of 1974

Mortgage insurance generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB, the U.S. Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received "Civil Investigative Demands" from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. Our primary insurance subsidiary received such an inquiry from the CFPB in January 2012; however, we do not currently have nor have we ever had any such captive reinsurance arrangements. In April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance, and a settlement with a fifth private mortgage insurer was announced in November 2013. Under the settlements as approved, the mortgage insurers agreed to end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and are required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders. Although we did not participate in the practices that were the subject of the CFPB investigation, the private mortgage industry and our insurance subsidiaries are, and likely will continue to be, subject to substantial Federal and state regulation, which has increased in recent years as a result of the deterioration of the housing and mortgage markets in the U.S. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

SAFE Act (Mortgage Loan Originator Licensing)

The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry, or the NMLS. The NMLS is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that are regulated by a Federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the NMLS. The SAFE Act generally prohibits employees of a depository institution (including certain of their subsidiaries that are regulated by a Federal banking agency) from originating residential mortgage loans without first registering with the NMLS and maintaining that registration. Certain of our underwriters are licensed pursuant to the SAFE Act.

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

Mortgage Insurance Tax Deduction

In 2006, Congress enacted the private mortgage insurance tax deduction in order to foster homeownership. The deduction was enacted on a temporary basis and it expired at the end of 2011. Since 2011, the private mortgage insurance tax deduction has been extended three times, most recently for 2015 and through December 31, 2016. Legislation has been introduced in Congress from time to time to extend the deduction for mortgage insurance premiums permanently, however, we cannot predict whether the tax deduction will be made permanent and if not, whether it will be extended for tax years after 2016.

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 16, 2015 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.07%, just above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015.

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

We will remain subject to this regulatory regime until The Goldman Sachs Group, Inc. is no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group, Inc. has significantly reduced its voting and economic interests in us. We cannot predict the ownership level at which the Federal Reserve would consider us no longer to be controlled by The Goldman Sachs Group, Inc.

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

Employees

As of December 31, 2015, we had 366 employees, including 362 employees based in the United States and 4 employees in Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

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

Our primary mortgage insurance operations are conducted through Essent Guaranty, Inc., a Pennsylvania-domiciled insurer which is a monoline insurance company licensed in all 50 states and the District of Columbia. We also have a wholly-owned Bermuda-domiciled reinsurer, Essent Reinsurance Ltd., which has a Class 3A insurance license issued by the Bermuda Monetary Authority.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.essentgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to Secretary, Essent Group Ltd., Clarendon House, 2 Church Street, Hamilton HM11, Bermuda. The information on our website is not a part of this Annual Report on Form 10-K.

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

Since 2008, the Federal government has assumed an expanded role in many key aspects of the U.S. housing finance system. In particular, the Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over seven years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or announced, differing widely with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. As a result of the uncertainty regarding resolution of the conservatorship of the GSEs and the proper structure of any new secondary mortgage market, as well as the Federal government's increased role within the housing market since the start of the recent financial crisis, we cannot predict how or when the role of the GSEs may change. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the nation's economy make the transition to any new housing finance system difficult and present risks to market participants, including to us.

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

Effective for insurance applications received after October 1, 2014, the GSEs, in coordination with the FHFA, instituted new minimum standards for mortgage insurer master policies, including standards relating to rescission rights. As a result of these standards, we, along with the other private mortgage insurers, were required to make changes to our master policy, some of which may not be favorable to us and which could result in us paying more claims than required under our prior master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms. See "Business—Our Products and Services—Mortgage Insurance—Master Policy" above.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. These eligibility requirements could negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" above.

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

Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our top ten customers generated 36.6% of our new insurance written, or NIW, during year ended December 31, 2015, compared to 42.6% and 49.6% for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2015, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

Consequently, if the FHA or other government-supported mortgage insurance programs maintain or increase their share of the mortgage insurance market, our business and industry could be affected. Factors that could cause the FHA or other government-supported mortgage insurance programs to maintain or increase their share of the mortgage insurance market include:

•	a reduction in the premiums charged for government mortgage insurance or a loosening of underwriting guidelines ;

•	past and potential future capital constraints in the private mortgage insurance industry;

•	increases in premium rates or tightening of underwriting guidelines by private mortgage insurers based on past loan performance or other risk concerns;

•	increased levels of loss mitigation activity by private mortgage insurers on older vintage portfolios when compared to the more limited loss mitigation activities of government insurance programs;

•	imposition of additional loan level delivery fees by the GSEs on loans that require mortgage insurance;

•	increases in GSE guaranty fees and the difference in the spread between Fannie Mae mortgage-backed securities and Ginnie Mae mortgage-backed securities;

•	the perceived operational ease of using government insurance compared to the products of private mortgage insurers;

•	differences in the enforcement of program requirements by the FHA relative to the enforcement of policy terms by private entities;

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

Further, at the direction of the FHFA, the GSEs have significantly expanded their credit risk sharing programs. These programs have included the use of structured finance vehicles and off-shore reinsurance. The growing success of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private mortgage insurance (e.g. lower costs, reduced counterparty risk due to collateral on hand or more diversified insurance exposures) may create increased competition for mortgage insurance going forward on loans traditionally sold to the GSEs with private mortgage insurance. The GSEs have also shown an interest in directly placing mortgage insurance rather than having lenders place the mortgage insurance as part of their expanded risk sharing programs. No assurances can be given that these practices may not expand to loans traditionally insured by lenders with private mortgage insurance prior to sale to the GSEs, which could impact our business.

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

The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages, and generally requires creditors to make a reasonable, good faith determination of a consumer's ability-to-repay any consumer credit transaction secured by a dwelling prior to effecting such transaction. The CFPB is authorized to issue the regulations governing a good faith determination; Dodd-Frank, however, provides a statutory presumption of eligibility of loans that satisfy the QM definition. Effective in January 2014, the CFPB adopted a final rule defining what constitutes a QM, which we refer to as the "QM Rule." Under the QM Rule, a loan is deemed to be a QM if, among other factors:

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

The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of QRM. As required by the Dodd-Frank Act, effective December 24, 2015, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted a joint final rule to implement the Qualified Residential Mortgage, or QRM, which aligns the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or if the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance.

The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance.

In 1988, the Basel Committee on Banking Supervision, which we refer to as the "Basel Committee," developed the Basel Capital Accord, which we refer to as "Basel I," which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I, which we refer to as "Basel II," which, among other things, governs the capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved publication of final regulatory capital rules, which we refer to as the "Basel III Rules," which govern almost all U.S. banking organizations regardless of size or business model. The Basel III Rules revise and enhance the Federal banking agencies' general risk-based capital, advanced approaches and leverage rules. The Basel III Rules became effective on January 1, 2014, with a mandatory compliance date of January 1, 2015 for banking organizations other than advanced approaches banking organizations that are not savings and loans holding companies. On January 1, 2014, most banking organizations became required to begin a multi-year transition period to the full implementation of the new capital framework.

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

Our investment portfolio consists predominately of investment-grade debt obligations. Our investments are subject to fluctuations in value as a result of broad changes in market conditions as well as risks inherent in particular securities. Changing market conditions could materially impact the future valuation of securities in our investment portfolio, which may cause us to impair, in the future, some portion of the value of those securities and which could have a significant adverse effect on our liquidity, financial condition and operating results.

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

We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. Although our portfolio consists predominately of investment-grade fixed income securities and complies with applicable regulatory requirements, the success of our investment activity and the value of our portfolio is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets and the level and volatility of interest rates.

If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and cause a decline in our revenue.

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 80.2% at December 31, 2015, compared to 94% at December 31, 2011. The factors affecting the persistency of our insurance portfolio include:

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

Our mortgage insurance premium rates may not be adequate to cover future losses. We set premiums at the time a policy is issued based on a number of factors, including our expectations regarding likely mortgage performance over the expected life of the coverage as well as competition from other private mortgage insurers, government programs and other products. These expectations may prove to be incorrect. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums we charge, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. Should we wish to increase our premium rates, any such change would be prospectively applied to new policies written, and the changes would be subject to approval by state regulatory agencies, which may delay or limit our ability to increase our premium rates.

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

Our success depends, in part, on the skills, working relationships and continued services of our senior management team. We have employment agreements with each of our senior executives. The departure of any of our key executives could adversely affect the conduct of our business. In such an event, we would be required to obtain other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our share price may affect our ability to retain our key personnel or attract replacements should key personnel depart.

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

Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we maintain large amounts of confidential information, including non-public personal information on consumers and our employees. Breaches in security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Although we believe that we have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital.

Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had negative unassigned surplus of approximately $43.1 million as of December 31, 2015 and therefore would require prior approval by the Pennsylvania Insurance Commissioner in order to make any dividend payment or other distributions in 2016. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $8.1 million as of December 31, 2015, and paid to its parent company, Essent US Holdings, Inc., a $3.75 million dividend in January 2016. For further information, see Note 10 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report. As a result of these dividend limitations, we likely will not receive dividend income from our subsidiaries for several years and, consequently, Essent Group Ltd. may have limited liquidity and may be required to raise additional capital.

We may need additional capital to fund our operations or expand our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could negatively affect our results of operations and future growth.

We may require incremental capital to support our growth and comply with regulatory requirements. To the extent that we require capital in the future, we may need to obtain financing from the capital markets or other third-party sources of financing. Potential investors or lenders may be unable to provide us with financing that is attractive to us. Our access to such financing will depend, in part, on:

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

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The MGIWG has advised us that it would like to conclude its work in 2016.

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

Our reinsurance subsidiary, Essent Reinsurance Ltd., is a registered Bermuda Class 3A insurer pursuant to Section 4 of the Insurance Act 1978. As such, it is subject to regulation and supervision in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. Generally, Bermuda insurance statutes and regulations applicable to Essent Reinsurance Ltd. are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. We do not presently intend for Essent Reinsurance Ltd. to be admitted to do business in the United States, the U.K. or any jurisdiction other than Bermuda. However, recent scrutiny of the insurance and reinsurance industry in the United States and other countries could subject Essent Reinsurance Ltd. to additional regulation in the future that may make it unprofitable or illegal to operate a reinsurance business through our Bermuda subsidiary. We cannot assure you that insurance regulators in the United States, the U.K. or elsewhere will not review the activities of Essent Reinsurance Ltd. or its subsidiaries or agents and assert that Essent Reinsurance Ltd. is subject to such jurisdiction's licensing requirements. If in the future Essent Reinsurance Ltd. becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that Essent Reinsurance Ltd. would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.

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

These statutes and regulations may restrict Essent Reinsurance Ltd.'s ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. In addition, Essent Reinsurance Ltd. is exposed to any changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. As a result of the delay in implementation of Solvency II Directive 2009/138/EC ("Solvency II"), it is unclear when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

Because of The Goldman Sachs Group, Inc.'s status as a bank holding company, we have agreed to certain restrictions on our activities imposed by The Goldman Sachs Group, Inc. that are intended to facilitate compliance with the BHC Act and that may impose certain obligations on us. Furthermore, additional restrictions placed on The Goldman Sachs Group as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business.

For further discussion of the applicability of banking regulation to our business and the risks presented by such regulation, see "Business—Regulation—Banking Regulation."

Risks Relating to Taxes

We and our non-U.S. subsidiaries may become subject to U.S. Federal income and branch profits taxation.

Essent Group Ltd. and Essent Reinsurance Ltd. intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. Federal income and branch profits taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service (the "IRS") will not contend successfully that Essent Group Ltd. or its non-U.S. subsidiaries are engaged in a trade or business in the United States. In addition, Section 845 of the Internal Revenue Code of 1986, as amended (the "Code"), was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance contract between related parties to reflect the proper "amount, source or character" for each item (in contrast to prior law, which only covered "source and character"). Any U.S. Federal income and branch profits taxes levied upon earnings from our Bermuda operations could materially adversely affect our shareholders' equity and earnings.

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

If you are a "10% U.S. Shareholder" of a non-U.S. corporation (defined to be a "U.S. Person" (as defined below) who owns (directly, indirectly through non-U.S. entities) or ("constructively," as defined below) at least 10% of the total combined voting power of all classes of stock entitled to vote) and such non-U.S. corporation is a CFC for an uninterrupted period of

30 days or more during a taxable year and you own shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year on which it is a CFC, you must include in your gross income for U.S. Federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes "foreign personal holding company income" (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code, (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to same country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

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

We believe that because of the dispersion of our share ownership and provisions in our organizational documents that limit voting power and other factors, no U.S. Person who owns our common shares directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively) 10% or more of the total voting power of all classes of shares of the Company or Essent Reinsurance Ltd. See "—Provisions in our bye-laws may reduce or increase the voting rights of our shares." It is possible, however, that the IRS could successfully challenge the effectiveness of these provisions.

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

If we are considered to be a PFIC for U.S. Federal income tax purposes, a U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. Federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. The IRS issued proposed regulations in April 2015 which attempt to further define the insurance company exception from the existing PFIC regime; however, no final regulations have been issued to date. We cannot predict what impact, if any, such proposed regulations would have on an investor that is subject to U.S. Federal income taxation.

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

We believe that the dividends paid on the common shares should qualify as "qualified dividend income" if, as is intended, our common shares remain listed on a national securities exchange and we are not a PFIC. Qualified dividend income received by non-corporate U.S. Persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. Persons would no longer qualify for the reduced tax rate on the dividends paid by us.

Proposed U.S. tax legislation could have an adverse impact on us or holders of our common shares.

It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us or holders of our common shares. Any such legislation could have a retroactive effect. Additionally, the U.S. Federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States or is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" or the RPII of a CFC, are subject to change, possibly on a retroactive basis. There are currently no final regulations regarding the application of the PFIC rules to insurance companies, as both the PFIC and RPII regulations are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect, and/or a negative impact upon an investor subject to U.S. taxation.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 22, 2016, we had 93,064,030 outstanding common shares. Holders of more than approximately 30 million shares have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future. Once we register the shares for the holders of registration rights, they can be freely sold in the public market upon issuance.

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

We are a Bermuda exempted company. As a result, the rights of holders of our common shares are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Certain of our directors are not residents of the United States, and a substantial portion of our assets are owned by subsidiaries domiciled outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

We lease office facilities in Radnor, Pennsylvania and additional offices in Winston-Salem, North Carolina, and Irvine, California for our U.S. operations headquarters, and we lease office facilities in Bermuda for our Bermuda-based reinsurance company. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." The following table sets forth, for the periods indicated, the high and low intra-day sales prices of our common shares as reported by the NYSE for the years ended December 31, 2014 and 2015:

2014	High	Low
First Quarter	$26.45	$21.32
Second Quarter	$22.59	$18.03
Third Quarter	$23.29	$17.26
Fourth Quarter	$26.02	$21.14

2015	High	Low
First Quarter	$25.94	$22.06
Second Quarter	$28.06	$23.48
Third Quarter	$29.67	$24.49
Fourth Quarter	$26.80	$21.87

As of February 22, 2016, we had approximately 23 holders of record of our common shares.

Performance Graph

The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2015, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	12/31/2013	12/31/2014	12/31/2015
S&P 500	$100.00	$105.23	$117.21	$116.36
Peer Index	$100.00	$100.90	$101.24	$125.87
ESNT	$100.00	$114.57	$122.43	$104.24

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015

The following table sets forth, as of December 31, 2015, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	544,203	(1)	(2)	14,508,799	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	544,203		—	14,508,799
_______________________________________________________________________________

(1)
All of these shares are subject to outstanding restricted common share unit awards. This number does not include 2,184,115 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under Column (c).

(2)	Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)
All of the shares that remained available for future issuance as of December 31, 2015, were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 14,700,000 common shares were originally reserved and available for delivery under the 2013 Plan. The total number of common shares reserved and available for delivery under the 2013 Plan is increased on the first day of each of our fiscal years beginning with 2014 in an amount equal to the lesser of (i) 1,500,000 common shares, (ii) 2% of our outstanding common shares on the last day of the immediately preceding fiscal year, or (iii) such number of common shares as determined by our board of directors. The number of common shares reserved and available for delivery under the 2013 Plan is subject to adjustment, as described below. The maximum number of common shares that may be issued in respect of incentive share options under the 2013 Plan is 14,700,000. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

Issuer Purchase of Equity Securities

The table below sets forth information regarding repurchases of our common shares during the fourth quarter of 2015. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2015	819	$24.48	—	—
November 1 - November 30, 2015	—	N/A	—	—
December 1 - December 31, 2015	535	$24.92	—	—
Total	1,354		—	—

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations (In thousands, except per share amounts)	2015	2014	2013	2012	2011
Revenues:
Net premiums written	$370,568	$276,778	$186,200	$72,668	$17,865
Increase in unearned premiums	(44,097)	(53,549)	(62,829)	(30,875)	(9,686)
Net premiums earned	326,471	223,229	123,371	41,793	8,179
Net investment income	19,885	12,285	4,110	2,269	1,169
Realized investment gains, net	2,554	925	116	143	364
Other income	4,380	3,028	3,806	4,511	4,676
Total revenues	353,290	239,467	131,403	48,716	14,388
Losses and expenses:
Provision for losses and LAE	11,905	6,308	2,321	1,466	57
Other underwriting and operating expenses	112,987	97,232	71,055	61,126	48,781
Total losses and expenses	124,892	103,540	73,376	62,592	48,838
Income (loss) before income taxes	228,398	135,927	58,027	(13,876)	(34,450)
Income tax expense (benefit)	71,067	47,430	(7,386)	(333)	(895)
Net income (loss)	$157,331	$88,497	$65,413	$(13,543)	$(33,555)
Earnings (loss) per share (EPS)(1):
Basic:
Common Shares(2)	$1.74	$1.05	$0.90	N/A	N/A
Class A common shares	N/A	N/A	N/A	$(0.49)	$(1.39)
Class B-2 common shares	N/A	N/A	N/A	(0.01)	N/A
Diluted:
Common Shares(2)	$1.72	$1.03	$0.70	N/A	N/A
Class A common shares	N/A	N/A	N/A	$(0.49)	$(1.39)
Class B-2 common shares	N/A	N/A	N/A	(0.01)	N/A
Weighted average common shares outstanding:
Basic:
Common Shares(2)	90,351	83,986	14,044	N/A	N/A
Class A common shares	N/A	N/A	N/A	27,445	24,151
Class B-2 common shares	N/A	N/A	N/A	393	—
Diluted:
Common Shares(2)	91,738	85,602	18,103	N/A	N/A
Class A common shares	N/A	N/A	N/A	27,445	24,151
Class B-2 common shares	N/A	N/A	N/A	393	—

	December 31,
Balance sheet data ($ in thousands)	2015	2014	2013	2012	2011
Total investments	$1,276,634	$1,057,613	$332,555	$247,414	$171,091
Cash	24,606	24,411	477,655	22,315	18,501
Total assets	1,469,099	1,181,461	853,970	283,332	210,066
Reserve for losses and LAE	17,760	8,427	3,070	1,499	57
Unearned premium reserve	201,045	156,948	103,399	40,570	9,695
Amounts due under Asset Purchase Agreement	—	—	4,949	9,841	14,703
Total stockholders' equity	$1,119,241	$955,738	$722,141	$219,123	$176,061

	December 31,
Selected additional data ($ in thousands)	2015	2014	2013	2012	2011
New insurance written(3)	$26,193,656	$24,799,434	$21,152,638	$11,241,161	$3,229,720
Loss ratio(4)	3.6%	2.8%	1.9%	3.5%	0.7%
Expense ratio(5)	34.6%	43.6%	57.6%	146.3%	596.4%
Combined ratio	38.3%	46.4%	59.5%	149.8%	597.1%

	December 31,
Insurance portfolio ($ in thousands)	2015	2014	2013	2012	2011
Insurance in force	$65,242,453	$50,762,594	$32,028,196	$13,628,980	$3,376,708
Risk in force	$16,073,174	$12,227,270	$7,768,605	$3,221,631	$777,460
Policies in force	297,437	229,721	141,417	59,764	15,135
Loans in default	1,028	457	159	56	3
Percentage of loans in default	0.35%	0.20%	0.11%	0.09%	0.02%

Insurance company capital ($ in thousands)
U.S. Mortgage Insurance
Subsidiaries
Combined statutory capital(6)	$913,182	$705,890	$469,424	$203,611	$150,851
Risk-to-capital ratios:
Essent Guaranty, Inc.	15.7:1	16.4:1	16.6:1	15.8:1	5.0:1
Essent Guaranty of PA, Inc.	9.7:1	14.6:1	17.1:1	16.2:1	10.4:1
Combined(7)	15.2:1	16.2:1	16.5:1	15.8:1	5.2:1

Essent Reinsurance Ltd.
Stockholder's equity (GAAP basis)	$220,178	$155,123	$389	$366	$294
Net risk in force(8)	$2,364,692	$835,976	N/A	N/A	N/A
_______________________________________________________________________________

(1)
Prior to the initial public offering ("IPO") which was completed on November 5, 2013, the Company had two classes of common shares outstanding: Class A common shares and Class B-2 common shares. The Class A common shares accrued a 10% cumulative dividend and the Class B-2 common shares had no stated dividend rate with any dividends being declared at the discretion of the Company's Board of Directors. Accordingly, earnings (loss) per common share was calculated using the "two-class" method which provides that earnings and losses be allocated to each class of common shares according to dividends declared and their respective participation rights. Substantially all of the net income (loss) for the periods prior to the IPO was allocated to the Class A common shares for purposes of determining earnings per share. Upon the completion of the IPO, all of the Class A common shares and the Class B-2 common shares converted into a single class of common shares (the "Common Shares"), as more fully described in Note 8 to our consolidated financial statements.

(2)
The weighted average Common Shares outstanding for 2013 in the table above includes: (a) the weighted average Common Shares outstanding for the period from November 5, 2013 until December 31, 2013, and (b) the weighted average Class B-2 common shares outstanding (adjusted for the 2 for 3 share split) for the period from January 1, 2013 until the date of the conversion to Common Shares at the IPO. For purposes of determining EPS in 2013, the net income allocated to the Class B-2 common shares and all net income of the Company for the period following the IPO are allocated to the Common Shares.

(3)
New insurance written ("NIW") includes NIW on a flow basis (in which loans are insured in individual, loan-by-loan transactions) and bulk insurance that we write (in which each loan in a portfolio of loans is insured in a single transaction).

(4)	Loss ratio is calculated by dividing the provision for loss and loss adjustment expenses by net premiums earned.

(5)	Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(6)	Combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions.

(7)	The combined risk-to-capital ratio equals the sum of the net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital.

(8)	Net risk in force represents total risk in force, net of reinsurance ceded and net of exposure on policies for which loss reserves have been established.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 12.0% Market Share for the year ended December 31, 2015. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

We had master policy relationships with approximately 1,300 customers as of December 31, 2015. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 366 employees as of December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, we generated NIW of approximately $26.2 billion (including approximately $0.3 billion in NIW written on a bulk basis), $24.8 billion (including approximately $1.8 billion in NIW written on a bulk basis) and $21.2 billion, respectively, and as of December 31, 2015, we had approximately $65.2 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2015, Essent Re provided insurance or reinsurance in connection with GSE risk-share transactions covering approximately $156.3 million of risk on mortgage loans in reference pools associated with Freddie Mac's ACIS program and Fannie Mae's CIRT program. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

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

It is likely that Federal legislation will be necessary to resolve the conservatorship of the GSEs, and such legislation could materially affect the role and charter of the GSEs and the operation of the housing finance system. In 2011, the U.S. Department of the Treasury recommended options for winding down the GSEs and using a combination of Federal housing policy changes to contract the government's footprint in housing finance and restore a larger role for private capital. Since 2011, members of Congress have introduced several bills intended to reform the secondary market and the role of the GSEs, although no comprehensive housing finance or GSE reform legislation has been enacted to date. See "Business—Regulation—Federal Laws and Regulations—Housing Finance Reform," "Risk Factors—Risks Relating to Our Business—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns," and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2015, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Dodd-Frank Act

Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Act that are expected to have a significant impact on the housing finance industry, including the Qualified Mortgage, or QM, definition and the risk retention requirement and related Qualified Residential Mortgage, or QRM, definition.

QM Definition

Under the Dodd-Frank Act, the CFPB is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. On January 10, 2014, the CFPB implemented a final rule regarding QMs, which we refer to as the "QM Rule." Under the QM Rule, a loan is deemed to be a QM if it has certain loan features, satisfies extensive documentation requirements and meets limitations on fees and points and APRs. The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold.

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

Risk Retention Requirements and QRM Definition

The Dodd-Frank Act provides for an originator or issuer risk -retention requirement on securitized mortgage loans that do not meet the definition of a QRM. The QRM regulations, which became effective on December 24, 2015, align the definition of a QRM loan with that of a QM loan. Given the alignment of the QRM definition to QM, unless the QRM or QM definitions are revised we expect little or no adverse impact to our current business from the final QRM standards. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Business—Regulation—Federal Laws and Regulation—Dodd-Frank Act—Qualified Residential Mortgage Regulations—Risk Retention Requirements" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 16, 2015 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.07%, just above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

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

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2015 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the year ended December 31, 2015, monthly and single premium policies comprised 75.9% and 24.1% of our NIW, respectively.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 80.2% at December 31, 2015. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market investments as of December 31, 2015. The principal factors that influence investment income are the size of the investment portfolio and the yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any "other-than-temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as "Triad," to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. This fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement was automatically extended until November 30, 2016 and provides for three subsequent one-year renewals at Triad’s option. See Note 5 to our consolidated financial statements.

Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. The insurance and certain reinsurance policies issued by Essent Re in connection with the ACIS program are accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies are impacted by changes in market observable factors. See Note 15 to our consolidated financial statements.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 90% of our IIF as of December 31, 2015 having been originated since January 1, 2013. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2015, 90% of our IIF relates to business written since January 1, 2013 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 64%, 66% and 66% of other underwriting and operating expenses for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased each period as we have increased our staffing from 209 employees at January 1, 2013 to 366 at December 31, 2015, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

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

Essent Group Ltd. and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Prior to 2014, these entities incurred expenses and generated limited amounts of investment income. Effective July 2014, Essent Re began to reinsure 25% of GSE-eligible new insurance written of Essent Guaranty, Inc., an affiliate. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. From 2010, when we first began writing policies, through December 31, 2015, we have increased our NIW annually. We have also grown the number of customers who have approved us to provide mortgage insurance over this period, as well as increased our NIW from certain customers. The following table includes a summary of the change in our IIF for the years ended December 31, 2015, 2014 and 2013 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2015	2014	2013
IIF, beginning of period	$50,762,594	$32,028,196	$13,628,980
NIW	26,193,656	24,799,434	21,152,638
Cancellations	(11,713,797)	(6,065,036)	(2,753,422)
IIF, end of period	$65,242,453	$50,762,594	$32,028,196
Average IIF during the period	$57,754,846	$40,577,996	$22,787,671
RIF, end of period	$16,073,174	$12,227,270	$7,768,605

Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. The following is a summary of our IIF at December 31, 2015 by vintage:

($ in thousands)	$	%
2015	$25,292,660	38.8%
2014	19,896,191	30.5
2013	13,552,397	20.8
2012	5,566,258	8.5
2011	886,106	1.3
2010	48,841	0.1
	$65,242,453	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the years ended December 31, 2015, 2014 and 2013, our average premium rate was 0.56%, 0.55% and 0.54%, respectively.

Persistency Rate

The measure for assessing the impact of policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in "—Factors Affecting Our Results of Operations—Persistency and Business Mix."

Risk-to-Capital

The risk-to-capital ratio is frequently used as a measure of capital adequacy in the U.S. mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital for our U.S. insurance companies is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in "—Liquidity and Capital Resources—Insurance Company Capital."

As of December 31, 2015, our combined net risk in force for our U.S. insurance companies was $13.8 billion and our combined statutory capital was $913.2 million, resulting in a risk-to-capital ratio of 15.2:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2015	2014	2013
Revenues:
Net premiums written	$370,568	$276,778	$186,200
Increase in unearned premiums	(44,097)	(53,549)	(62,829)
Net premiums earned	326,471	223,229	123,371
Net investment income	19,885	12,285	4,110
Realized investment gains, net	2,554	925	116
Other income	4,380	3,028	3,806
Total revenues	353,290	239,467	131,403
Losses and expenses:
Provision for losses and LAE	11,905	6,308	2,321
Other underwriting and operating expenses	112,987	97,232	71,055
Total losses and expenses	124,892	103,540	73,376
Income before income taxes	228,398	135,927	58,027
Income tax expense (benefit)	71,067	47,430	(7,386)
Net income	$157,331	$88,497	$65,413

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the year ended December 31, 2015, we reported net income of $157.3 million, compared to net income of $88.5 million for the year ended December 31, 2014. The increase in our operating results in 2015 over 2014 was primarily due to an increase in net premiums earned associated with the growth of our IIF and increases in net investment income and realized investment gains, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the year ended December 31, 2015 by 46% compared to the year ended December 31, 2014 primarily due to the increase in our average IIF from $40.6 billion in 2014 to $57.8 billion in 2015. Net premiums written increased in the year ended December 31, 2015 by 34% over the prior year.

In the year ended December 31, 2015, unearned premiums increased by $44.1 million as a result of net premiums written on single premium policies of $101.1 million which was partially offset by $57.0 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2014, unearned premiums increased by $53.5 million as a result of net premiums written on single premium policies of $84.1 million which was partially offset by $30.6 million of unearned premium that was recognized in earnings during the year. Included in unearned premium recognized was $21.8 million and $8.2 million related to policy cancellations for the year ended December 31, 2015 and 2014, respectively.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Year Ended December 31,
(In thousands)	2015	2014
Fixed maturities	$21,693	$13,356
Short-term investments	63	56
Gross investment income	21,756	13,412
Investment expenses	(1,871)	(1,127)
Net investment income	$19,885	$12,285

The increase in net investment income to $19.9 million for the year ended December 31, 2015 as compared to $12.3 million for the year ended December 31, 2014, was due to an increase in the weighted average balance of our investment portfolio and an increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $1.2 billion during the year ended December 31, 2015 from $887.2 million during the year ended December 31, 2014 as a result of investing cash flows generated from operations. The pre-tax investment income yield increased from 1.5% in the year ended December 31, 2014 to 1.9% in the year ended December 31, 2015 as a result of increasing our longer duration investment positions and reducing our short-term investment positions. The pre-tax investment income yields are calculated based on amortized cost. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The increase in other income for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to the change in fair value of the derivative liability and an increase in contract underwriting revenue, partially offset by a decrease in fees earned from Triad as a result of a reduction of the number of Triad's mortgage insurance policies in force. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in 2015 as compared to 2014 was primarily due to an increase in the number of insured loans in default partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2015	2014
Beginning default inventory	457	159
Plus: new defaults	2,034	904
Less: cures	(1,384)	(578)
Less: claims paid	(79)	(28)
Ending default inventory	1,028	457

The increase in the number of defaults at December 31, 2015 compared to December 31, 2014 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2015	2014
Case reserves (in thousands)	$16,272	$7,700
Ending default inventory	1,028	457
Average case reserve per default (in thousands)	$15.8	$16.8
Default rate	0.35%	0.20%
Claims received included in ending default inventory	21	9

The decrease in the average reserve per default was primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims.

	Year Ended December 31,
(In thousands)	2015	2014
Reserve for losses and LAE at beginning of year	$8,427	$3,070
Add provision for losses and LAE occurring in:
Current year	14,956	6,877
Prior years	(3,051)	(569)
Incurred losses during the current year	11,905	6,308
Deduct payments for losses and LAE occurring in:
Current year	544	138
Prior years	2,028	813
Loss and LAE payments during the current year	2,572	951
Reserve for losses and LAE at end of year	$17,760	$8,427

	As of December 31, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	535	52%	$4,492	28%	$29,003	15%
Four to eleven payments	383	37	8,283	51	20,825	40
Twelve or more payments	89	9	2,688	16	4,299	63
Pending claims	21	2	809	5	844	96
Total case reserves	1,028	100%	16,272	100%	$54,971	30
IBNR			1,220
LAE and other			268
Total reserves for losses and LAE			$17,760

	As of December 31, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	247	54%	$2,381	31%	$13,059	18%
Four to eleven payments	167	37	3,748	49	8,132	46
Twelve or more payments	34	7	1,147	15	1,510	76
Pending claims	9	2	424	5	419	101
Total case reserves	457	100%	7,700	100%	$23,120	33
IBNR			578
LAE and other			149
Total reserves for losses and LAE			$8,427

During the year ended December 31, 2015, the provision for losses and LAE was $11.9 million, comprised of $15.0 million of current year losses partially offset by $3.1 million of favorable prior years' loss development. During the year ended December 31, 2014, the provision for losses and LAE was $6.3 million, comprised of $6.9 million of current year losses partially offset by $0.6 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2015	2014
Number of claims paid	79	28
Amount of claims paid	$2,498	$929
Claim severity	92%	79%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2015		2014
($ in thousands)	$	%	$	%
Compensation and benefits	$72,229	64%	$64,286	66%
Other	40,758	36	32,946	34
	$112,987	100%	$97,232	100%

Number of employees at end of period		366		332

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in our workforce to 366 at December 31, 2015 from 332 at December 31, 2014. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $71.1 million million for the year ended December 31, 2015 compared to $47.4 million for the year ended December 31, 2014. Our effective tax rate was 31.1% for the year ended December 31, 2015. During 2015, the proportion of our consolidated earnings generated in Bermuda increased as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement entered in to by Essent Guaranty, Inc. and Essent Re effective July 1, 2014. Bermuda does not have a corporate income tax.

Our effective tax rate was 34.9% for the year ended December 31, 2014, which approximates the U.S. federal statutory tax rate as substantially all of our earnings in 2014 were generated in the United States.

At December 31, 2015 and 2014, we concluded that it was more likely than not that our deferred tax assets would be realized. In 2016, we expect an increasing portion of our consolidated earnings will be generated in Bermuda and accordingly expect that our effective tax rate will decline below our effective tax rate for the year ended December 31, 2015.

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

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Year Ended December 31,
(In thousands)	2014	2013
Fixed maturities	$13,356	$4,671
Short-term investments	56	26
Gross investment income	13,412	4,697
Investment expenses	(1,127)	(587)
Net investment income	$12,285	$4,110

The increase in net investment income to $12.3 million for the year ended December 31, 2014 as compared to $4.1 million for the year ended December 31, 2013 was primarily due to an increase in the weighted average balance of our investment portfolio as a result of investing proceeds from our secondary offering of Common Shares in 2014, proceeds from our IPO and capital contributions from our initial investors in 2013, and cash flows generated from operations. The average cash and investment portfolio balance was $887.2 million and $442.8 million during the years ended December 31, 2014 and 2013, respectively. The pre-tax investment income yield was 1.5% and 1.1% in the years ended December 31, 2014 and 2013, respectively. The pre-tax investment income yields are calculated based on amortized cost. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and reinsurance policies issued by Essent Re under the ACIS program. The decrease in other income for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to a reduction in the number of Triad's mortgage insurance policies in force, partially offset by an increase in contract underwriting revenue. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

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

The increase in the number of defaults at December 31, 2014 compared to December 31, 2013 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2014	2013
Case reserves (in thousands)	$7,700	$2,807
Ending default inventory	457	159
Average case reserve per default (in thousands)	$16.8	$17.7
Default rate	0.20%	0.11%
Claims received included in ending default inventory	9	5

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

	Year Ended December 31,
(In thousands)	2014	2013
Reserve for losses and LAE at beginning of year	$3,070	$1,499
Add provision for losses and LAE occurring in:
Current year	6,877	2,986
Prior years	(569)	(665)
Incurred losses during the current year	6,308	2,321
Deduct payments for losses and LAE occurring in:
Current year	138	239
Prior years	813	511
Loss and LAE payments during the current year	951	750
Reserve for losses and LAE at end of year	$8,427	$3,070

	As of December 31, 2014
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	247	54%	$2,381	31%	$13,059	18%
Four to eleven payments	167	37	3,748	49	8,132	46
Twelve or more payments	34	7	1,147	15	1,510	76
Pending claims	9	2	424	5	419	101
Total case reserves	457	100%	7,700	100%	$23,120	33
IBNR			578
LAE and other			149
Total reserves for losses and LAE			$8,427

	As of December 31, 2013
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of RIF
Missed payments:
Three payments or less	88	56%	$841	30%	$3,972	21%
Four to eleven payments	56	35	1,497	53	2,672	56
Twelve or more payments	10	6	300	11	447	67
Pending claims	5	3	169	6	166	102
Total case reserves	159	100%	2,807	100%	$7,257	39
IBNR			211
LAE and other			52
Total reserves for losses and LAE			$3,070

During the year ended December 31, 2014, the provision for losses and LAE was $6.3 million, comprised of $6.9 million of current year losses partially offset by $0.6 million of favorable prior years' loss development. During the year ended December 31, 2013, the provision for losses and LAE was $2.3 million, comprised of $3.0 million of current year losses partially offset by $0.7 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory.

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

Other underwriting and operating expenses increased to $97.2 million in the year ended December 31, 2014 as compared to $71.1 million in the year ended December 31, 2013. The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in our workforce to 332 at December 31, 2014 from 289 at December 31, 2013. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits also increased as a result of an increase in annual incentive compensation and incremental cash and stock-based compensation. The increase in stock-based compensation was primarily due to the restricted shares and restricted share units issued to all employees in connection with our initial public offering as well as restricted shares and restricted share units issued in connection with annual incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

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

Our effective tax rate was (12.7)% for the year ended December 31, 2013. Since inception and prior to June 30, 2013, we had evaluated the realizability of our deferred tax assets on a quarterly basis and concluded that it was more likely than not that some portion or all of the deferred tax asset would not be realized and provided a valuation allowance against the deferred tax assets. Accordingly, we did not record a benefit associated with the losses incurred in prior periods or for other income tax benefits. At June 30, 2013, we concluded that it was more likely than not that our deferred tax assets will be realized. As a result, as of December 31, 2013 we released the valuation allowance on our deferred tax assets in accordance with Accounting Standard Codification ("ASC") No. 740-270. The release of the valuation allowance resulted in the recognition of a net $7.4 million benefit for income taxes for the year ended December 31, 2013. At December 31, 2014 and 2013, we concluded that it was more likely than not that our deferred tax assets would be realized.

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

As of December 31, 2015, we had substantial liquidity with cash of $24.6 million, short-term investments of $86.0 million and fixed maturity investments of $1.2 billion, and had no debt outstanding.  At December 31, 2015, net cash and investments at the holding company were $70.6 million. Our cash and short-term investment position decreased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of an increase in amounts invested in our fixed income portfolio.  Our cash and short-term investment position increased during the year ended December 31, 2014 primarily as a result of net proceeds of $126.7 million from our secondary offering of common shares which was completed in November 2014 plus cash flows from operations, net of amounts invested in our fixed income portfolio.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which it is authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2015, Essent Guaranty, Inc., had negative unassigned surplus of approximately $43.1 million and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2016. Essent Guaranty, Inc. has paid no dividends since its inception. Essent Guaranty of PA, Inc. had unassigned surplus of approximately $8.1 million as of December 31, 2015, and paid to its parent company, Essent US Holdings, Inc., a $3.75 million dividend in January 2016. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Inc., Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2015, Essent Re had total equity of $220.2 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties.  The fair value of the required investments on deposit in these trusts was $171.5 million at December 31, 2015. At December 31, 2015, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$224,139	$153,704	$119,008
Net cash used in investing activities	(220,712)	(727,700)	(96,760)
Net cash (used in) provided by financing activities	(3,232)	120,752	433,092
Net increase (decrease) in cash	$195	$(453,244)	$455,340

Operating Activities

Cash flow provided by operations totaled $224.1 million for the year ended December 31, 2015 as compared to $153.7 million for the year ended December 31, 2014 and $119.0 million for the year ended December 31, 2013. The increase in cash flow from operations of $70.4 million in 2015 and $34.7 million in 2014 was primarily a result of increases in premium collected and net investment income partially offset by an increase in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $220.7 million for the year ended December 31, 2015 as compared to cash used in investing activities of $727.7 million for the year ended December 31, 2014 and $96.8 million for the year ended December 31, 2013. The increase in cash flow used in investing activities in the year ended December 31, 2014 was primarily related to investing proceeds from our IPO, secondary offering, capital contributions from our initial investors.

Financing Activities

Cash flow used in financing activities totaled $3.2 million for the year ended December 31, 2015 as compared to cash flow provided by financing activities of $120.8 million for the year ended December 31, 2014. The decrease in cash flow provided by financing activities of $124.0 million was primarily due to the completion of the secondary offering of Common Shares for $126.7 million in net proceeds, net of offering costs in 2014.

Cash flow provided by financing activities totaled $120.8 million for the year ended December 31, 2014 as compared to cash provided by financing activities of $433.1 million for the year ended December 31, 2013. The decrease in cash flow provided by financing activities of $312.3 million was primarily due to a decrease in the issuance of common shares in 2014 as compared to 2013. In 2014, the Company completed a secondary offering of Common Shares for $126.7 million in net proceeds, net of offering costs. In 2013, the Company issued shares to its initial investors and completed its initial public offering resulting in a total of $437.6 million of net proceeds.

Insurance Company Capital

We compute a risk-to-capital ratio for our U.S. insurance companies on a separate company statutory basis, as well as for our combined insurance operations. The risk-to-capital ratio is our net risk in force divided by our statutory capital. Our net risk in force represents risk in force net of reinsurance ceded, if any, and net of exposures on policies for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders' surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of 50% of net premiums earned. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2015 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$570,622
Contingency reserves	342,560
Combined statutory capital	$913,182
Combined net risk in force	$13,847,336
Combined risk-to-capital ratio	15.2:1

For additional information regarding regulatory capital see Note 16 to our consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions. The combined risk-to-capital ratio equals the sum of the net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Such practices vary from accounting principles generally accepted in the United States.

Beginning in 2014, Essent Re entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. In 2014, Essent Re also executed a quota share reinsurance transaction with Essent Guaranty, Inc. to reinsure 25% of Essent Guaranty, Inc.’s GSE-eligible NIW effective July 1, 2014.  During the year ended December 31, 2015, Essent Group Ltd. made capital contributions to Essent Re of $41.2 million to support new business written. As of December 31, 2015, Essent Re had total stockholders’ equity of $220.2 million and net risk in force of $2.4 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, Inc., our principal mortgage insurance subsidiary, is Baa2 with a stable outlook by Moody's Investors Service ("Moody's") and BBB+ with a stable outlook by Standard & Poor's Rating Services ("S&P").

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2015, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Financial Condition

Stockholders' Equity

As of December 31, 2015, stockholders’ equity was $1.1 billion compared to $955.7 million as of December 31, 2014. This increase was primarily due to net income generated in 2015.

Investments

The total fair value of our investment portfolio was $1.3 billion as of December 31, 2015 and $1.1 billion as of December 31, 2014. In addition, our total cash was $24.6 million as of December 31, 2015, compared to $24.4 million as of December 31, 2014. The increase in investments and cash was primarily due to investing net cash flows from operations.

Investment Portfolio by Asset Class

Asset Class	December 31, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$177,607	13.9%	$74,216	7.0%
U.S. agency securities	13,782	1.1	4,520	0.4
U.S. agency mortgage-backed securities	159,602	12.5	83,540	7.9
Municipal debt securities(1)	279,828	21.9	195,546	18.5
Corporate debt securities(2)	396,732	31.1	296,829	28.1
Mortgage-backed securities	55,356	4.3	66,086	6.3
Asset-backed securities	126,629	9.9	126,188	11.9
Money market funds	67,098	5.3	210,688	19.9
Total Investments	$1,276,634	100.0%	$1,057,613	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2015	2014
Special revenue bonds	70.4%	59.7%
General obligation bonds	24.5	37.5
Certificate of participation bonds	4.0	0.8
Tax allocation bonds	1.1	1.5
Special assessment bonds	—	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2015	2014
Financial	44.9%	31.3%
Consumer, non-cyclical	14.8	22.1
Energy	9.0	9.5
Communications	7.1	12.3
Consumer, cyclical	6.2	5.5
Industrial	5.2	5.5
Utilities	5.0	3.3
Basic materials	4.0	6.8
Technology	3.8	3.7
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	December 31, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$554,789	43.5%	$545,807	51.6%
Aa1	74,322	5.8	47,792	4.5
Aa2	89,533	7.0	51,958	4.9
Aa3	68,587	5.4	48,261	4.6
A1	126,920	9.9	74,161	7.0
A2	122,745	9.6	67,413	6.4
A3	87,781	6.9	71,964	6.8
Baa1	80,137	6.3	60,399	5.7
Baa2	51,528	4.0	79,727	7.5
Baa3	19,662	1.5	10,131	1.0
Below Baa3	630	0.1	—	—
Total Investments	$1,276,634	100.0%	$1,057,613	100.0%
_______________________________________________________________________________

(1)	Based on ratings issued by Moody's, if available. S&P rating utilized if Moody's not available.

Investment Portfolio by Effective Duration

Effective Duration	December 31, 2015		December 31, 2014
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$235,001	18.4%	$332,399	31.4%
1 to < 2 Years	141,995	11.1	85,971	8.1
2 to < 3 Years	214,274	16.8	167,504	15.8
3 to < 4 Years	104,772	8.2	106,432	10.1
4 to < 5 Years	141,428	11.1	80,300	7.6
5 or more Years	439,164	34.4	285,007	27.0
Total Investments	$1,276,634	100.0%	$1,057,613	100.0%

Top Ten Portfolio Holdings

	December 31, 2015
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.125% 5/15/2025	$24,974	$24,894	$80	Aaa
2	Ginnie Mae 4.000% 8/20/2045	21,711	21,675	36	Aaa
3	U.S. Treasury 2.250% 11/15/2024	16,495	16,881	(386)	Aaa
4	Freddie Mac 2.500% 10/1/2030	15,697	15,909	(212)	Aaa
5	U.S. Treasury 2.125% 6/30/2022	15,080	15,045	35	Aaa
6	U.S. Treasury 0.000% 3/3/2016	14,997	14,996	1	Aaa
7	Fannie Mae 1.500% 6/22/2020	11,362	11,540	(178)	Aaa
8	U.S. Treasury 2.250% 11/15/2025	10,329	10,353	(24)	Aaa
9	U.S. Treasury 1.000% 9/30/2016	10,020	10,038	(18)	Aaa
10	U.S. Treasury 0.750% 3/15/2017	9,987	10,010	(23)	Aaa
Total		$150,652	$151,341	$(689)
Percent of Investment Portfolio		11.8%
_______________________________________________________________________________

(1)
As of December 31, 2015, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

(2)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Rank	December 31, 2014
($ in thousands)	Security	Fair Value
1	U.S. Treasury 2.375% 8/15/2024	$16,907
2	U.S. Treasury 1.500% 11/30/2019	8,744
3	U.S. Treasury 2.000% 10/31/2021	7,520
4	Fannie Mae 4.500% MBS 30Yr	7,064
5	Freddie Mac 4.000% MBS 30Yr	6,891
6	U.S. Treasury 2.750% 2/15/2024	5,498
7	U.S. Treasury 2.000% 8/31/2021	5,216
8	Ally Master Owner Trust ABS 2014-1 A1	5,045
9	U.S. Treasury 2.000% 11/15/2021	5,019
10	Sysco Corporation 3.000% 10/2/2021	4,680
Total		$72,584
Percent of Investment Portfolio		6.9%

The following table includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2015:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$4,675	$4,554	Baa1
City of Houston	3,514	3,409	Aa2
Dallas/Fort Worth International Airport	3,009	2,776	A1
City of Austin	2,341	2,245	A1
Harris County Cultural Education	1,978	2,000	A1
City of Dallas	1,834	1,776	Aa1
Alamo Community College District	1,737	1,715	Aaa
Tarrant Regional Water District	1,604	1,570	Aaa
Alvin Independent School District	1,255	1,261	Aaa
City of San Antonio	1,301	1,244	A1
City of Corpus Christi	1,159	1,134	A1
Pasadena Independent School District	1,065	1,059	Aaa
Tarrant County Cultural Education	1,048	1,040	Aa2
Harlandale Independent School District	887	884	Aaa
San Jacinto Community College District	901	875	Aa3
City of El Paso	615	567	Aa1
	$28,923	$28,109
_______________________________________________________________________________

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Contractual Obligations

As of December 31, 2015, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Estimated loss and LAE payments(1)	$17,760	$10,629	$7,131	$—	$—
Operating lease obligations	18,463	2,153	3,968	4,013	8,329
Total	$36,223	$12,782	$11,099	$4,013	$8,329
_______________________________________________________________________________

(1)
Our estimate of loss and LAE payments reflects the application of accounting policies described below in "—Critical Accounting Policies—Reserve for Losses and Loss Adjustment Expenses." The payments due by period are based on management's estimates and assume that all of the loss and LAE reserves included in the table will result in payments.

We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2016 under the non-cancelable sublease.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast changes in the mortgage market, as well as the related impact on mortgage insurance, and the competitive and general economic environment in future periods. Changes in the estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated statements of comprehensive income. ASC No. 740 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, we did not record a benefit associated with the losses incurred in the prior periods or for other income tax benefits. The income tax provision or benefit recognized in prior periods related to changes in our valuation allowance associated with changes in deferred tax liabilities for the increase or decrease in the unrealized gain on our investment portfolio.

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

Investments Available for Sale

Our entire investment portfolio is classified as available for sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. Each quarter we perform reviews of all of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

•	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

•	extent and duration of the decline;

•	failure of the issuer to make scheduled interest or principal payments;

•	credit ratings from third-party rating agencies and changes in these credit ratings below investment-grade;

•
current credit spreads, downgrade trends, industry and asset sector trends, and issuer disclosures and financial reports to determine if credit ratings from third-party credit agencies are reasonable; and

•	adverse conditions specifically related to the security, an industry, or a geographic area.

Under the current guidance a debt security impairment is deemed other-than-temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2015, 2014 and 2013, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates. Each issuer is current on its scheduled interest and principal payments. We recorded an other-than-temporary impairment of $0.3 million in the year ended December 31, 2015 for two securities in an unrealized loss position that we intend to sell. We recognized no other-than-temporary impairment losses in earnings associated with our investment portfolio in the years ended December 31, 2014 and 2013.

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

At December 31, 2015, the effective duration of our investment portfolio, including cash, was 3.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.8% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Essent Group Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Essent Group Ltd. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits which were integrated audits in 2015 and 2014. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2016

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2015	2014
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2015 — $1,189,978; 2014 — $840,213)	$1,190,638	$846,925
Short-term investments (amortized cost: 2015 — $85,994; 2014 — $210,688)	85,996	210,688
Total investments	1,276,634	1,057,613
Cash	24,606	24,411
Accrued investment income	7,768	5,748
Accounts receivable	16,637	15,810
Deferred policy acquisition costs	11,529	9,597
Property and equipment (at cost, less accumulated depreciation of $42,479 in 2015 and $39,260 in 2014)	9,021	5,841
Prepaid federal income tax	119,412	59,673
Other assets	3,492	2,768
Total assets	$1,469,099	$1,181,461

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$17,760	$8,427
Unearned premium reserve	201,045	156,948
Accrued payroll and bonuses	15,955	14,585
Net deferred tax liability	87,964	37,092
Securities purchases payable	14,996	227
Other accrued liabilities	12,138	8,444
Total liabilities	349,858	225,723
Commitments and contingencies
Stockholders' Equity
Common Shares, $0.015 par value:
Authorized - 233,333; issued - 92,650 shares in 2015 and 92,546 shares in 2014	1,390	1,388
Additional paid-in capital	904,221	893,285
Accumulated other comprehensive income (loss)	(99)	4,667
Retained earnings	213,729	56,398
Total stockholders' equity	1,119,241	955,738
Total liabilities and stockholders' equity	$1,469,099	$1,181,461

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Revenues:
Net premiums written	$370,568	$276,778	$186,200
Increase in unearned premiums	(44,097)	(53,549)	(62,829)
Net premiums earned	326,471	223,229	123,371
Net investment income	19,885	12,285	4,110
Realized investment gains, net	2,554	925	116
Other income	4,380	3,028	3,806
Total revenues	353,290	239,467	131,403

Losses and expenses:
Provision for losses and LAE	11,905	6,308	2,321
Other underwriting and operating expenses	112,987	97,232	71,055
Total losses and expenses	124,892	103,540	73,376

Income before income taxes	228,398	135,927	58,027
Income tax expense (benefit)	71,067	47,430	(7,386)
Net income	$157,331	$88,497	$65,413

Earnings per share:
Basic	$1.74	$1.05	$0.90
Diluted	1.72	1.03	0.70

Weighted average common shares outstanding:
Basic	90,351	83,986	14,044
Diluted	91,738	85,602	18,103

Net income	$157,331	$88,497	$65,413

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($1,285) in 2015, $2,825 in 2014 and ($2,080) in 2013	(4,766)	6,114	(3,861)
Total other comprehensive income (loss)	(4,766)	6,114	(3,861)
Comprehensive income	$152,565	$94,611	$61,552

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)	Common Shares	Class A Common Shares	Class B-2 Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2013	$—	$348	$91	$347,924	$2,414	$(97,512)	$(34,142)	$219,123
Net income						65,413		65,413
Other comprehensive loss					(3,861)			(3,861)
Issuance of Class A and Class B-2 common shares net of issuance cost of $1,143		123		123,729				123,852
Conversion of Class A and Class B-2 shares into Common Shares	1,004	(474)	(54)	(476)				—
Issuance of Common Shares net of issuance cost of $25,546	299			313,414				313,713
Issuance of management incentive shares	28	3	2	582				615
Forfeiture of management incentive shares			(39)	39				—
Stock-based compensation expense				3,597				3,597
Treasury stock acquired							(311)	(311)
Cancellation of treasury stock	(34)			(34,419)			34,453	—
Balance at December 31, 2013	$1,297	$—	$—	$754,390	$(1,447)	$(32,099)	$—	$722,141

Net income						88,497		88,497
Other comprehensive income					6,114			6,114
Issuance of Common Shares net of issuance cost of $6,761	90			126,649				126,739
Issuance of management incentive shares	2			414				416
Forfeiture of management incentive shares	—			—				—
Stock-based compensation expense				12,520				12,520
Excess tax benefits from stock-based compensation expense				1,809				1,809
Treasury stock acquired							(2,498)	(2,498)
Cancellation of treasury stock	(1)			(2,497)			2,498	—
Balance at December 31, 2014	$1,388	$—	$—	$893,285	$4,667	$56,398	$—	$955,738

Net income						157,331		157,331
Other comprehensive loss					(4,766)			(4,766)
Issuance of management incentive shares	6			(6)				—
Forfeiture of management incentive shares	(1)			1				—
Stock-based compensation expense				13,633				13,633
Excess tax benefits from stock-based compensation expense				2,420				2,420
Treasury stock acquired							(5,168)	(5,168)
Cancellation of treasury stock	(3)			(5,165)			5,168	—
Other equity transactions				53				53
Balance at December 31, 2015	$1,390	$—	$—	$904,221	$(99)	$213,729	$—	$1,119,241

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating Activities
Net income	$157,331	$88,497	$65,413
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(2,554)	(925)	(116)
Depreciation and amortization	3,219	2,464	2,252
Amortization of discount on payments due under Asset Purchase Agreement	—	51	108
Stock-based compensation expense	13,633	12,520	3,597
Amortization of premium on investment securities	10,004	6,840	3,129
Deferred income tax provision	52,157	44,614	(8,267)
Excess tax benefits from stock-based compensation	(2,420)	(1,809)	—
Change in:
Accrued investment income	(2,020)	(3,770)	(687)
Accounts receivable	(2,828)	(3,803)	(5,112)
Deferred policy acquisition costs	(1,932)	(3,424)	(3,970)
Prepaid federal income tax	(59,739)	(51,673)	(8,000)
Other assets	(724)	78	(1,628)
Reserve for losses and LAE	9,333	5,357	1,571
Unearned premium reserve	44,097	53,549	62,829
Accounts payable and accrued expenses	6,582	5,138	7,889
Net cash provided by operating activities	224,139	153,704	119,008

Investing Activities
Net change in short-term investments	124,692	(196,609)	(6,982)
Purchase of investments available for sale	(798,891)	(699,324)	(136,094)
Proceeds from maturity of investments available for sale	8,613	27,382	12,400
Proceeds from sales of investments available for sale	449,834	144,744	36,582
Purchase of property and equipment, net	(4,960)	(3,893)	(2,666)
Net cash used in investing activities	(220,712)	(727,700)	(96,760)

Financing Activities
Issuance of common shares net of costs	(537)	126,441	438,403
Treasury stock acquired	(5,168)	(2,498)	(311)
Excess tax benefits from stock-based compensation	2,420	1,809	—
Payments under Asset Purchase Agreement	—	(5,000)	(5,000)
Other financing activities	53	—	—
Net cash (used in) provided by financing activities	(3,232)	120,752	433,092

Net increase (decrease) in cash	195	(453,244)	455,340
Cash at beginning of year	24,411	477,655	22,315
Cash at end of year	$24,606	$24,411	$477,655

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(15,500)	$(1,000)	$(1,076)

Noncash Transactions
Issuance of management incentive shares (see Note 9)	$—	$416	$615

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

In these notes to consolidated financial statements, “Essent”, “Company”, “we”, “us”, and “our” refer to Essent Group Ltd. and its subsidiaries, unless the context otherwise requires.

Note 1. Nature of Operations and Basis of Presentation

Essent Group Ltd. (“Essent Group”) is a Bermuda-based holding company, which, through its wholly-owned subsidiaries, offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. Mortgage insurance facilitates the sale of low down payment (generally less than 20%) mortgage loans into the secondary mortgage market, primarily to two government-sponsored enterprises ("GSEs"), Fannie Mae and Freddie Mac.

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. ("Essent Guaranty"), which is domiciled in the state of Pennsylvania. Essent Guaranty is headquartered in Radnor, Pennsylvania and maintains operations centers in Winston-Salem, North Carolina and Irvine, California. Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. Effective July 2014, Essent Guaranty began to reinsure 25% of GSE-eligible new insurance written to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”) an affiliate domiciled in the state of Pennsylvania.

In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis through CUW Solutions, LLC ("CUW Solutions"), a Delaware limited liability company, that provides, among other things, mortgage contract underwriting services to lenders and mortgage insurance underwriting services to affiliates. CUW Solutions is headquartered in Radnor, Pennsylvania and it maintains operations centers in Winston-Salem, North Carolina and Irvine, California that are subleased from Essent Guaranty.

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

Investments Available for Sale

Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses on these securities reported in other comprehensive income, net of deferred income taxes. See Note 15 for a description of the valuation methods for investments available for sale.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We monitor our fixed maturities for unrealized losses that appear to be other-than-temporary. A fixed maturity security is considered to be other-than-temporarily impaired when the security's fair value is less than its amortized cost basis and 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, or 3) we believe we will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When we determine that a credit loss has been incurred, but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of comprehensive income, and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income. For those fixed maturities for which an other-than-temporary impairment has occurred, we adjust the amortized cost basis of the security and record a realized loss in the consolidated statements of comprehensive income.

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

	2015		2014
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$1,904	$(1,005)	$1,411	$(713)
Office equipment	600	(345)	472	(178)
Computer hardware	4,526	(3,254)	3,258	(2,523)
Purchased software	34,155	(31,825)	32,352	(31,110)
Costs of internal-use software	6,479	(5,298)	5,868	(4,320)
Leasehold improvements	3,836	(752)	1,740	(416)
Total	$51,500	$(42,479)	$45,101	$(39,260)

In connection with the acquisition of the proprietary mortgage insurance information technology and operating platform of Triad Guaranty, Inc. and Triad Guaranty Insurance Corporation (collectively referred to as "Triad"), we recorded identifiable intangible assets associated with acquired technology and workforce-in-place. The amount of purchase price allocated to the acquired technology was amortized to expense on a straight-line basis over 36 months and was fully amortized as of November 30, 2012. The amount of purchase price allocated to workforce-in-place was amortized to expense on a straight-line basis over 48 months and was fully amortized as of November 30, 2013. We recognized amortization associated with the workforce-in-place of $0.4 million in the year ended December 31, 2013.

The cost of the acquired technology and related accumulated depreciation is included in property and equipment in the accompanying consolidated balance sheets.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $6.6 million, $6.6 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of deferred policy acquisition costs totaled $4.7 million, $3.2 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 83% of earned premium in 2015. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $21.8 million and $8.2 million of earned premium related to policy cancellations for the years ended December 31, 2015 and 2014, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2015 one lender represented 13% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2015 and 2014, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Derivative Instruments

Insurance and certain reinsurance policies issued by Essent Re in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") program are accounted for as a derivative under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income.

Stock-Based Compensation

We measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Prior to our initial public offering, we estimated the fair value of each nonvested share grant on the date of grant based on management's best estimate using methods further described in Note 9 of our consolidated financial statements. Subsequent to our initial public offering, fair value is determined on the date of grant based on quoted market prices. We recognize compensation expense on nonvested shares over the vesting period of the award.

Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast changes in the mortgage market, as well as the related impact on mortgage insurance, and the competitive and general economic environment in future periods. Changes in the estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated statements of comprehensive income.

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

As described in Note 11, we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department. These assets are carried at cost and are reported as prepaid federal income tax on the consolidated balance sheets.

It is our policy to classify interest and penalties related to unrecognized tax benefits as income tax expense.

Earnings per Share

Basic earnings (loss) per common share amounts are calculated based on income available to common stockholders and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share amounts are calculated based on income available to common stockholders and the weighted average number of common

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

and potential common shares outstanding during the reporting period. Potential common shares, composed of the incremental common shares issuable upon vesting of unvested common shares, are included in the earnings per share calculation to the extent that they are dilutive. Prior to the completion of our initial public offering as more fully discussed in Note 8, basic and diluted earnings (loss) per common share were calculated using the "two-class" method since the cash dividends on our Class B-2 common shares could differ from the dividends on the Class A common shares. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common shares according to dividends declared and participation rights in undistributed earnings or losses.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB delayed the effective date for this update to interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (Topic 944). The amendments in this update require insurance entities to disclose certain information about the liability for unpaid claims and claim adjustment expenses. The additional information required is focused on improvements in disclosures regarding insurance liabilities, including the nature, amount, timing, and uncertainty of cash flows related to those liabilities and the effect of those cash flows on the statement of comprehensive income. The disclosures required by this update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, and is to be applied retrospectively. The Company is currently evaluating the impact, if any, of the new disclosures required by this ASU.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

December 31, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$178,460	$235	$(1,088)	$177,607
U.S. agency securities	13,955	5	(178)	13,782
U.S. agency mortgage-backed securities	160,181	474	(1,053)	159,602
Municipal debt securities(1)	272,733	7,357	(262)	279,828
Corporate debt securities(2)	399,246	1,338	(3,852)	396,732
Mortgage-backed securities	56,380	97	(1,121)	55,356
Asset-backed securities	127,919	29	(1,319)	126,629
Money market funds	67,098	—	—	67,098
Total investments available for sale	$1,275,972	$9,535	$(8,873)	$1,276,634

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$73,432	$927	$(143)	$74,216
U.S. agency securities	4,491	29	—	4,520
U.S. agency mortgage-backed securities	82,190	1,564	(214)	83,540
Municipal debt securities(1)	191,723	4,147	(324)	195,546
Corporate debt securities(2)	295,507	2,123	(801)	296,829
Mortgage-backed securities	66,396	574	(884)	66,086
Asset-backed securities	126,474	136	(422)	126,188
Money market funds	210,688	—	—	210,688
Total investments available for sale	$1,050,901	$9,500	$(2,788)	$1,057,613
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2015	2014
Special revenue bonds	70.4%	59.7%
General obligation bonds	24.5	37.5
Certificate of participation bonds	4.0	0.8
Tax allocation bonds	1.1	1.5
Special assessment bonds	—	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2015	2014
Financial	44.9%	31.3%
Consumer, non-cyclical	14.8	22.1
Energy	9.0	9.5
Communications	7.1	12.3
Consumer, cyclical	6.2	5.5
Industrial	5.2	5.5
Utilities	5.0	3.3
Basic materials	4.0	6.8
Technology	3.8	3.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments available for sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$33,062	$33,050
Due after 1 but within 5 years	45,040	44,852
Due after 5 but within 10 years	94,397	93,762
Due after 10 years	5,961	5,943
Subtotal	178,460	177,607
U.S. agency securities:
Due in 1 year	2,415	2,420
Due after 1 but within 5 years	11,540	11,362
Subtotal	13,955	13,782
Municipal debt securities:
Due in 1 year	1,036	1,040
Due after 1 but within 5 years	83,915	84,497
Due after 5 but within 10 years	97,983	101,496
Due after 10 years	89,799	92,795
Subtotal	272,733	279,828
Corporate debt securities:
Due in 1 year	7,617	7,616
Due after 1 but within 5 years	276,448	274,633
Due after 5 but within 10 years	112,905	112,194
Due after 10 years	2,276	2,289
Subtotal	399,246	396,732
U.S. agency mortgage-backed securities	160,181	159,602
Mortgage-backed securities	56,380	55,356
Asset-backed securities	127,919	126,629
Money market funds	67,098	67,098
Total investments available for sale	$1,275,972	$1,276,634

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Realized gross gains	$3,908	$1,368	$116
Realized gross losses	1,073	443	—

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2015 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$110,699	$(1,088)	$—	$—	$110,699	$(1,088)
U.S. agency securities	11,362	(178)	—	—	11,362	(178)
U.S. agency mortgage-backed securities	101,465	(915)	3,683	(138)	105,148	(1,053)
Municipal debt securities	47,850	(255)	1,254	(7)	49,104	(262)
Corporate debt securities	252,792	(3,447)	9,404	(405)	262,196	(3,852)
Mortgage-backed securities	23,360	(458)	26,075	(663)	49,435	(1,121)
Asset-backed securities	86,431	(871)	26,364	(448)	112,795	(1,319)
Total	$633,959	$(7,212)	$66,780	$(1,661)	$700,739	$(8,873)

	Less than 12 months		12 months or more		Total
December 31, 2014 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$16,543	$(34)	$5,155	$(109)	$21,698	$(143)
U.S. agency mortgage-backed securities	2,334	—	8,566	(214)	10,900	(214)
Municipal debt securities	39,902	(229)	8,684	(95)	48,586	(324)
Corporate debt securities	113,717	(701)	12,659	(100)	126,376	(801)
Mortgage-backed securities	28,091	(264)	16,092	(620)	44,183	(884)
Asset-backed securities	100,248	(405)	2,201	(17)	102,449	(422)
Total	$300,835	$(1,633)	$53,357	$(1,155)	$354,192	$(2,788)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded an other-than-temporary impairment of $0.3 million in the year ended December 31, 2015 for two securities in an unrealized loss position that we intend to sell. We recognized no other-than-temporary impairments of investments in the years ended December 31, 2014 and 2013.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million at December 31, 2015 and $8.5 million at December 31, 2014. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties.  The fair value of the required investments on deposit in these trusts was $171.5 million at December 31, 2015 and $66.7 million at December 31, 2014.

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Fixed maturities	$21,693	$13,356	$4,671
Short-term investments	63	56	26
Gross investment income	21,756	13,412	4,697
Investment expenses	(1,871)	(1,127)	(587)
Net investment income	$19,885	$12,285	$4,110

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2015	2014
Premiums receivable	$16,034	$13,210
Other receivables	603	2,600
Total accounts receivable	16,637	15,810
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$16,637	$15,810
Premiums receivable consists of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for doubtful accounts was required.
Note 5. Triad Transaction

On December 1, 2009, under the terms of an asset purchase agreement dated October 7, 2009 between Essent Guaranty and Triad (the "Asset Purchase Agreement"), we acquired all of Triad's proprietary mortgage insurance information technology and operating platform, certain software and substantially all of the supporting hardware, as well as furniture and fixtures, in exchange for fixed payments of $15 million, contingent payments of $15 million, and the assumption of certain contractual obligations. Contingent payments totaling $5 million were made in each of the years ended December 31, 2014, 2013 and 2012 and no further amounts are due to Triad under the Asset Purchase Agreement.

Effective with the completion of the transaction, Essent Guaranty began providing information systems maintenance and development services, customer service and policy administration support to Triad under the terms of a services agreement dated December 1, 2009. Triad retains the obligation for all risks insured under its existing insurance contracts and will continue to directly manage loss mitigation and claim activity on its insured business. Under the terms of the services agreement, we provide the following services to Triad in exchange for fees: (i) maintain and support the licensed technology and equipment and provide to Triad certain information and technology services; (ii) access to the Triad technology platform in order to support Triad's business pursuant to the license grant outlined in the services agreement; (iii) customer support-related services; and (iv) technology development services. Effective December 1, 2010, the fee is based principally on the number of Triad's insurance policies in force on a monthly basis. Accordingly, this fee is reduced as Triad's policies in force decline. We earned fees under the services agreement of $1.8 million, $2.3 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in other income in the accompanying consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

($ in thousands)	2015	2014
Reserve for losses and LAE at beginning of year	$8,427	$3,070
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of year	8,427	3,070
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	14,956	6,877
Prior years	(3,051)	(569)
Net incurred losses during the current year	11,905	6,308
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	544	138
Prior years	2,028	813
Net loss and LAE payments during the current year	2,572	951
Net reserve for losses and LAE at end of year	17,760	8,427
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of year	$17,760	$8,427

Loans in default at end of year	1,028	457

For the year ended December 31, 2015, $2.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $3.1 million favorable prior year development during the year ended December 31, 2015. Reserves remaining as of December 31, 2015 for prior years are $3.3 million as a result of re- estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2014, $0.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $0.6 million favorable prior-year development during the year ended December 31, 2014. Reserves remaining as of December 31, 2014 for prior years were $1.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify the lender against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For the years ended December 31, 2015 and 2014, we paid $25,829 and $12,420, respectively, related to remedies. As of December 31, 2015, management believes any potential claims for indemnifications related to contract underwriting services through December 31, 2015 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2015, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. In May 2014, we amended our existing lease agreement for our office space in North Carolina and extended the lease term to 2025. Total rent expense was $1.9 million, $1.6 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2015:

Year Ended December 31, (In thousands)
2016	$2,153
2017	2,028
2018	1,940
2019	1,984
2020	2,029
2021 and thereafter	8,329
Total minimum payments required	$18,463

Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2016 under the non-cancelable sublease.

Note 8. Capital Stock

Effective upon the closing of our initial public offering ("IPO") in November 2013, our authorized share capital consists of 233.3 million shares of a single class of common shares (the "Common Shares"). The Common Shares have no pre-emptive rights or other rights to subscribe for additional shares, and no rights of redemption, conversion or exchange. Under certain circumstances and subject to the provisions of Bermuda law and our bye-laws, we may be required to make an offer to repurchase shares held by members. The Common Shares rank pari passu with one another in all respects as to rights of payment and distribution. In general, holders of Common Shares will have one vote for each Common Share held by them and will be entitled to vote, on a non-cumulative basis, at all meetings of shareholders. In the event that a shareholder is considered a 9.5% Shareholder under our bye-laws, such shareholder's votes will be reduced by whatever amount is necessary so that after any such reduction the votes of such shareholder will not result in any other person being treated as a 9.5% Shareholder with respect to the vote on such matter. Under these provisions certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share.

Prior to the IPO, our authorized share capital consisted of Class A common shares, Class B-1 common shares and Class B-2 common shares. The Class A common shares ranked senior to the Class B-1 common shares and the Class B-2 common shares in all respects as to rights of payment and distribution. The Class B-1 common shares and the Class B-2 common shares ranked junior to the Class A common shares and pari passu with one another in all respects as to rights of payment and distribution. The holders of Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on any other class of shares in the capital of Essent Group, at the rate of 10% of the Original Class A Issue Price per annum, compounded annually, on each outstanding Class A common share. Any dividend or other distribution declared or paid on any Class B common shares shall have been ratably declared and paid on all

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

of the outstanding Class A common shares (based on "as-if-converted" to Class B-1 common share amounts) at the same time as such dividend is paid on such Class B common shares.

Upon the closing of our IPO, all outstanding Class A common shares and Class B-2 common shares that were eligible for vesting under the 2009 Restricted Share Plan were converted into 64.7 million Common Shares after giving effect to a 2 for 3 share split. All of the remaining Class B-2 common shares that were not eligible for vesting under the 2009 Restricted Share Plan were forfeited. In our IPO, we issued and sold approximately 20.0 million Common Shares at a public offering price of $17.00 per share and certain selling shareholders sold approximately 2.7 million Common Shares. We did not receive any proceeds from the sale of shares by the selling shareholders. The total net proceeds from the IPO were $313.7 million after deducting underwriting discounts commissions and other offering expenses.

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

Note 9. Stock-Based Compensation

On February 6, 2009, Essent Group adopted the 2009 Restricted Share Plan. In connection with the IPO in 2013, Essent Group's Board of Directors amended and restated the 2009 Restricted Share Plan, effective immediately prior to the initial public offering. In addition, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. The 2013 Plan authorized a total of 14.7 million Common Shares, which will be increased on the first day of each of the Company's fiscal years beginning with fiscal year 2014, in an amount equal to the lesser of (i) 1.5 million Common Shares, (ii) 2% of the Company's outstanding Common Shares on the last day of the immediately preceding fiscal year, or (iii) such number of Common Shares as determined by the Company's Board of Directors. The maximum number of common shares that may be issued in respect of incentive share options is 14.7 million. As of December 31, 2015, there were 14.5 million Common Shares available for future grant under the 2013 Plan.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In May 2014, time-based share units were issued to non-employee directors that vest one year from the date of grant. The portion of the grant that relates to director compensation for the period from our initial public offering through April 2014 vested on November 1, 2014 and the portion of the grant that relates to director compensation from May 2014 through April 2015 vested on May 6, 2015. In May 2015, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The following tables summarize nonvested Common Share and nonvested Common Share unit activity for the year ended December 31:

	2015
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,290	$14.83	1,472	$9.04	664	$18.32
Granted	50	24.58	109	24.51	129	24.47
Vested	—	N/A	(644)	6.67	(239)	18.18
Forfeited	(46)	16.40	(47)	15.50	(10)	17.89
Outstanding at end of year	1,294	$15.15	890	$12.31	544	$19.84

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2014
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,238	$14.50	2,839	$4.82	528	$17.03
Granted	52	22.68	82	23.47	188	21.95
Vested	—	N/A	(1,434)	1.57	(26)	19.00
Forfeited	—	N/A	(15)	2.70	(26)	17.83
Outstanding at end of year	1,290	$14.83	1,472	$9.04	664	$18.32

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

The following table summarizes nonvested Class B-2 common share activity for the year ended December 31:

	2013
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	5,461	$0.11
Granted	96	1.80
Vested	(1,209)	0.10
Forfeited	(2,614)	0.13
Converted to Common Shares	(1,734)	0.17
Outstanding at end of year	—	N/A

Under the terms of certain employment contracts and other agreements, a portion of certain employees' annual incentive bonus were paid in Class A common shares which vest over periods of up to 3 years.

The following table summarizes nonvested Class A common share activity for the year ended December 31:

	2013
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	199	$10.08
Granted	239	10.92
Vested	—	N/A
Forfeited	(9)	10.59
Converted to Common Shares	(429)	8.01
Outstanding at end of year	—	N/A

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In addition to the nonvested share activity above, 17,158 Common Shares were issued in 2014 under the 2013 Plan that vested upon issuance with a weighted average fair market value at date of grant of $24.71 per share. In 2013, 57,349 Class A common shares were issued that vested upon issuance with an estimated fair market value of $10.92 per share.

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

The total fair value of nonvested shares or share units that vested was $22.4 million, $32.7 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, there was $21.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2015 and we expect to recognize the expense over a weighted average period of 1.9 years.

In connection with our incentive program covering bonus awards for performance year 2015, in February 2016, 181,159 nonvested Common Shares and 153,658 nonvested Common Share units were issued to certain employees and are subject to time-based vesting. In February 2016, 209,076 nonvested Common Shares were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common Shares tendered by employees to pay employee withholding taxes totaled 201,553 and 105,317 in 2015 and 2014, respectively. Class A common shares tendered by employees to pay employee withholding taxes totaled 17,644 in 2013. Class B-2 shares tendered by employees to pay employee withholding taxes totaled 1,714 in 2013. The tendered shares were recorded at cost and included in treasury stock.

In 2013, Essent Group exercised its right to purchase 1,135 vested Class A common shares at fair value of $10.92 per share and 4,990 vested Class B-2 common shares at fair value of $1.80 per share from former employees. The repurchased shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2015 and 2014.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Compensation expense	$13,633	$12,520	$3,597
Income tax benefit	4,378	4,382	1,259

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2015, Essent Guaranty had negative unassigned surplus of approximately $43.1 million, and and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2016. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2015, 2014 or 2013. Essent PA had unassigned surplus of approximately $8.1 million as of December 31, 2015. In the years ended December 31, 2015, 2014 and 2013, Essent PA paid to its parent company, Essent US Holdings, Inc. ("Essent Holdings") a dividend of $0, $200,000 and $5,000, respectively. Essent PA paid a $3.75 million dividend to Essent Holdings in January 2016.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re had agreed to maintain a minimum total equity of $100 million. As of December 31, 2015, Essent Re had total equity of $220.2 million.

At December 31, 2015, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Income Taxes

As of December 31, 2015, the statutory income tax rates of the countries where the Company does business are 35% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense (benefit).

Income tax expense (benefit) consists of the following components for the years ended December 31:

(In thousands)	2015	2014	2013
Current	$18,910	$2,816	$881
Deferred	52,157	44,614	(8,267)
Total income tax expense (benefit)	$71,067	$47,430	$(7,386)

For the year ended December 31, 2015 pre-tax income attributable to Bermuda, and U.S. operations was $21.4 million and $207.0 million, respectively. For each of the years ended December 31, 2014 and 2013 pre-tax income (loss) attributable to Bermuda operations was not significant in comparison to total pre-tax income.

Income tax expense (benefit) is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35%; Bermuda 0.0%). The reconciliation of the difference between income tax expense (benefit) and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

($ in thousands)	2015	% of pretax income	2014	% of pretax income	2013	% of pretax income
Tax provision (benefit) at weighted average statutory rates	$72,461	31.7%	$47,930	35.3%	$21,405	36.9%
Non-deductible expenses	381	0.2	398	0.3	276	0.5
Tax exempt interest, net of proration	(1,741)	(0.8)	(961)	(0.7)	(159)	(0.3)
Change in valuation allowance	—	—	—	—	(28,886)	(49.8)
Other	(34)	0.0	63	0.0	(22)	0.0
Total income tax provision (benefit)	$71,067	31.1%	$47,430	34.9%	$(7,386)	(12.7)%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2015	2014
Deferred tax assets	$36,908	$31,729
Deferred tax liabilities	(124,872)	(68,821)
Net deferred tax liability	$(87,964)	$(37,092)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2015	2014
Contingency reserves	$(119,896)	$(63,103)
Unearned premium reserve	17,801	16,099
Fixed assets	5,879	6,274
Nonvested shares	5,842	4,140
Start-up expenditures, net	4,158	4,611
Deferred policy acquisition costs	(4,035)	(3,359)
Unearned ceding commissions	2,557	—
Unrealized (gain) loss on investments	(760)	(2,045)
Accrued expenses	519	(155)
Prepaid expenses	(181)	(159)
Loss reserves	126	86
Organizational expenditures	26	29
Alternative minimum tax credit carryforward	—	490
Net deferred tax liability	$(87,964)	$(37,092)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the years ended December 31, 2015 and 2014, we had net purchases of T&L Bonds in the amount of $59.7 million and $51.7 million, respectively, and held $119.4 million of T&L Bonds as of December 31, 2015.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. As of December 31, 2012, Essent had generated a cumulative net operating loss from inception through each annual reporting period. ASC No. 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Accordingly, we concluded that a valuation allowance was required in each reporting period from inception through December 31, 2012. As of December 31, 2012, the valuation allowance was $28.9 million. In the second quarter of 2013, based on actual results through June 30, 2013 as well as forecasted full year 2013 results, management anticipated that Essent would be in a cumulative GAAP net income position for the most recent three year period and expected that Essent would utilize our net operating loss carryforwards and would be in a cumulative net taxable income position since inception. In 2013, we released the valuation allowance on our deferred tax assets, and recognized a net deferred tax benefit of $8.3 million in the year ended December 31, 2013. At December 31, 2015 and December 31, 2014, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Each subsidiary has executed a tax sharing agreement with its parent company, which provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the un-remitted earnings of the Company's U.S. subsidiaries

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $298 million. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $15 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

At December 31, 2015 and 2014, the Company had no unrecognized tax benefits. As of December 31, 2015, the U.S. federal income tax returns for the tax years 2009 through 2014 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2015 or December 31, 2014.

Note 12. Related Party Transactions

The Company is a party to an investment advisory agreement with Goldman Sachs Asset Management, L.P., a subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs"), one of Essent Group's investors. Through the date of our IPO, Goldman Sachs beneficially owned 11.35% of our outstanding shares. Subsequent to the IPO, Goldman Sachs directly held less than 10% of our outstanding shares. Investment expense incurred under the investment advisory agreement totaled $0.7 million, $0.5 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company was also a party to underwriting agreements with Goldman Sachs in connection with the IPO and secondary offering of Common Shares. Amounts paid to Goldman Sachs in connection with the underwriting agreements totaled $3.5 million in 2014 and $6.9 million in 2013.

Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2015	2014	2013
Net income	$157,331	$88,497	$65,413
Less: Common Shares dividends declared	—	—	—
Less: Class A dividends declared	—	—	—
Less: Class B-2 dividends declared	—	—	—
Undistributed net income	$157,331	$88,497	$65,413
Net income allocable to Common	$157,331	$88,497	$12,706
Net income allocable to Class A	N/A	N/A	52,707
Net income allocable to Class B-2	N/A	N/A	N/A

Basic earnings per share	$1.74	$1.05	$0.90
Diluted earnings per share	$1.72	$1.03	$0.70
Basic weighted average Common Shares outstanding	90,351	83,986	14,044
Dilutive effect of nonvested shares	1,387	1,616	4,059
Diluted weighted average Common Shares outstanding	91,738	85,602	18,103
There were 78,198 and 141,503 antidilutive shares for the years ended December 31, 2015 and 2014, respectively. Prior to the conversion to Common Shares upon completion of the IPO, all of the Class A shares were contingently issuable potential Common Shares, but they were antidilutive to the diluted earnings per Common Share calculation in 2013. There were no other antidilutive shares for 2013.
The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of December 31, 2015, 100% of the performance-based share awards would be issuable under the terms of the arrangements if December 31, 2015 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As indicated in Note 8, Class A common shares were entitled to receive cumulative compounding dividends prior and in preference to any declaration or payment of any dividend on the Class B-2 common shares. In periods of income, the undistributed net income was allocated to the Class A common shares to satisfy this requirement. In periods of loss, the undistributed net loss had been allocated pro rata to the Class A and Class B-2 shares in proportion to their percentage of vested equity capital.
Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$6,712	$(2,045)	$4,667
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(3,216)	664	(2,552)
Less: Reclassification adjustment for gains included in net income(1)	(2,835)	621	(2,214)
Net unrealized losses on investments	(6,051)	1,285	(4,766)
Other comprehensive loss	(6,051)	1,285	(4,766)
Balance at end of period	$661	$(760)	$(99)

	2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(2,227)	$780	$(1,447)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	9,864	(3,073)	6,791
Less: Reclassification adjustment for gains included in net income(1)	(925)	248	(677)
Net unrealized gains on investments	8,939	(2,825)	6,114
Other comprehensive income	8,939	(2,825)	6,114
Balance at end of period	$6,712	$(2,045)	$4,667
_______________________________________________________________________________

(1)	Included in net realized investments gains on our consolidated statement of operations.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

December 31, 2015 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$177,607	$177,607
U.S. agency securities	13,782	13,782
U.S. agency mortgage-backed securities	159,602	159,602
Municipal debt securities	279,828	279,828
Corporate debt securities	396,732	396,732
Mortgage-backed securities	55,356	55,356
Asset-backed securities	126,629	126,629
Money market funds	67,098	67,098
Total investments	$1,276,634	$1,276,634
Financial Liabilities:
Derivative liabilities	$1,232	$1,232

December 31, 2014 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$74,216	$74,216
U.S. agency securities	4,520	4,520
U.S. agency mortgage-backed securities	83,540	83,540
Municipal debt securities	195,546	195,546
Corporate debt securities	296,829	296,829
Mortgage-backed securities	66,086	66,086
Asset-backed securities	126,188	126,188
Money market funds	210,688	210,688
Total investments	$1,057,613	$1,057,613
Financial Liabilities:
Derivative liabilities	$661	$661

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

We used the following methods and assumptions in estimating fair values of financial instruments:

•
Investments available for sale—Investments available for sale are valued using quoted market prices in active markets, when available, and those investments are classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. U.S. agency securities, U.S. agency mortgage-backed securities, municipal securities, corporate debt securities, mortgage-backed securities and asset-backed securities are classified as Level 2 investments.

We use independent pricing sources to determine the fair value of securities available for sale in Level 1 and Level 2 of the fair value hierarchy. We use one primary pricing service to provide individual security pricing based on observable market data and receive one quote per security. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing service and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. , U.S. agency securities, U.S. agency mortgage-backed securities, municipal and corporate debt securities are valued by our primary vendor using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Mortgage-backed and asset-backed securities are valued by our primary vendor using proprietary models based on observable inputs, such as interest rate spreads, prepayment speeds and credit risk. As part of our evaluation of investment prices provided by our primary pricing service, we obtained and reviewed their pricing methodologies which include a description of how each security type is evaluated and priced. We review the reasonableness of prices received from our primary pricing service by comparison to prices obtained from additional pricing sources. We have not made any adjustments to the prices obtained from our primary pricing service.

•
Derivative liabilities—We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In determining an exit market, we consider the fact that there is not a principal market for these contracts. In the absence of a principal market, we value certain of our ACIS contracts in a hypothetical market where market participants, and potential counterparties, include other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.

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

December 31, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$177,607	$—	$—	$177,607
U.S. agency securities	—	13,782	—	13,782
U.S. agency mortgage-backed securities	—	159,602	—	159,602
Municipal debt securities	—	279,828	—	279,828
Corporate debt securities	—	396,732	—	396,732
Mortgage-backed securities	—	55,356	—	55,356
Asset-backed securities	—	126,629	—	126,629
Money market funds	67,098	—	—	67,098
Total assets at fair value	$244,705	$1,031,929	$—	$1,276,634
Financial Liabilities:
Derivative liabilities	$—	$—	$1,232	$1,232
Total liabilities at fair value	$—	$—	$1,232	$1,232

December 31, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$74,216	$—	$—	$74,216
U.S. agency securities	—	4,520	—	4,520
U.S. agency mortgage-backed securities	—	83,540	—	83,540
Municipal debt securities	—	195,546	—	195,546
Corporate debt securities	—	296,829	—	296,829
Mortgage-backed securities	—	66,086	—	66,086
Asset-backed securities	—	126,188	—	126,188
Money market funds	210,688	—	—	210,688
Total assets at fair value	$284,904	$772,709	$—	$1,057,613
Financial Liabilities:
Derivative liabilities	$—	$—	$661	$661
Total liabilities at fair value	$—	$—	$661	$661

During the fourth quarter of 2015, we changed the classification of our U.S. agency securities and U.S. agency mortgage-backed securities from Level 1 to Level 2 within the fair value hierarchy. The fair value of our U.S. agency securities and U.S. agency mortgage-backed securities, in current market conditions, is determined from quoted prices of similar securities or recently executed transactions for the securities, which is in accordance with our policy for determining fair value for Level 2 securities. The classification within the fair value table as of December 31, 2014 has been revised to conform to the 2015 presentation, as we believe the most appropriate classification for these securities was Level 2 as of that date.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the year ended December 31, 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 liabilities in the Consolidated Balance Sheets at December 31, 2015. During the year ended December 31, 2015, and in the year ended December 31, 2014, we had no Level 3 assets.

Year Ended December 31, 2015 (In thousands)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$661	$1,092	$—	$1,663	$—	$—	$1,232	$1,092

Total Level 3 Liabilities	$661	$1,092	$—	$1,663	$—	$—	$1,232	$1,092

Year Ended December 31, 2014 (In thousands)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$—	$78	$—	$739	$—	$—	$661	$78

Total Level 3 Liabilities	$—	$78	$—	$739	$—	$—	$661	$78

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of December 31, 2015 and December 31, 2014:

December 31, 2015
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$1,232	Discounted cash flows	Constant prepayment rate	10.60%
			Default rate	0.50%
			Reference STACR credit spread	3.93%

December 31, 2014
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$661	Discounted cash flows	Constant prepayment rate	5.40%
			Default rate	1.85%
			Reference STACR credit spread	3.72%

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following table presents Essent Guaranty’s and Essent PA’s statutory net income, statutory surplus and contingency reserve liability as of and for the years ended December 31:

(In thousands)	2015	2014	2013
Essent Guaranty
Statutory net income	$172,688	$118,204	$49,838
Statutory surplus	522,172	465,226	346,406
Contingency reserve liability	315,058	179,221	79,921

Essent PA
Statutory net income	$15,200	$13,299	$5,926
Statutory surplus	47,139	42,672	34,528
Contingency reserve liability	27,502	16,909	6,857

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2015, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. As discussed in Note 11, we are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase T&L Bonds. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At December 31, 2015 and 2014, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was well in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2015, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2015, Essent Guaranty increased its contingency reserve by $135.8 million and Essent PA increased its contingency reserve by $10.6 million.  This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2015, 2014 or 2013.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2015 and 2014, all such requirements were met.

The statutory capital and surplus and statutory income for Essent Re at December 31, 2015 and 2014 was as follows:

	December 31, 2015		December 31, 2014
(In thousands)	Actual	Required	Actual	Required
Statutory capital and surplus:	$213,036	$1,000	$152,601	$1,000

Statutory net income:	$26,679		$2,420

Statutory capital and surplus and net income determined in accordance with statutory accounting practices differs from GAAP. In 2015, the more significant differences from GAAP for Essent Re relate to policy acquisition costs and accounting for insurance and certain reinsurance policies issued in connection with the ACIS program. Under statutory accounting practices, deferred policy acquisition costs are designated as nonadmitted and are excluded from the balance sheet and charged directly to surplus. Under GAAP, such deferred costs are amortized to expense over the life of the policy. Under statutory accounting practices, the insurance and reinsurance policies issued in connection with the ACIS program are accounted for as insurance with premium received recorded as premiums earned. Under GAAP, the insurance and certain reinsurance policies for the ACIS program are accounted for as derivatives with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income.

Note 17. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2015, Essent PA's risk-to-capital ratio was 9.7:1 and there were no amounts outstanding related to this agreement.

Note 18. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited results of operations for each quarter of 2015 and 2014. We have prepared the consolidated quarterly information on a basis consistent with the audited consolidated financial statements. In the opinion of management, the financial information reflects all adjustments (which include normal recurring adjustments) required for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with our audited financial statements and the related notes. The results of interim periods are not necessarily indicative of the results for the full year.

	2015
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$89,378	$83,694	$78,361	$75,038
Other revenues	8,098	8,042	5,706	4,973
Provision for losses and LAE	4,199	3,393	2,314	1,999
Other underwriting and operating expenses	29,627	28,714	27,148	27,498
Income before income taxes	63,650	59,629	54,605	50,514
Net income	44,479	40,821	37,193	34,838
Basic earnings per Common Share	$0.49	$0.45	$0.41	$0.39
Diluted earnings per Common Share	$0.48	$0.44	$0.41	$0.38
Basic weighted average Common Shares outstanding	90,454	90,418	90,344	90,185
Diluted weighted average Common Shares outstanding	91,918	91,841	91,674	91,514

	2014
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$67,814	$60,323	$50,342	$44,750
Other revenues	4,928	4,298	3,941	3,071
Provision for losses and LAE	3,049	1,391	966	902
Other underwriting and operating expenses	25,656	24,469	23,648	23,459
Income before income taxes	44,037	38,761	29,669	23,460
Net income	28,866	25,070	19,555	15,006
Basic earnings per Common Share	$0.34	$0.30	$0.23	$0.18
Diluted earnings per Common Share	$0.33	$0.29	$0.23	$0.18
Basic weighted average Common Shares outstanding	86,134	83,640	83,276	82,864
Diluted weighted average Common Shares outstanding	87,950	85,028	84,706	84,696

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2015

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$333,700	$332,093	$332,093
States, municipalities and political subdivisions	272,733	279,828	279,828
Mortgage-backed securities	56,380	55,356	55,356
Asset-backed securities	127,919	126,629	126,629
All other corporate bonds	399,246	396,732	396,732
Total fixed maturities	1,189,978	1,190,638	1,190,638
Short-term investments	85,994	85,996	85,996
Total investments	$1,275,972	$1,276,634	$1,276,634

Essent Group Ltd. and Subsidiaries

Schedule II—Financial Information of Registrant

Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2015	2014
Assets
Investments
Fixed maturities	$36,549	$1,197
Short-term investments	25,511	116,630
Total Investments	62,060	117,827
Cash	8,541	8,500
Due from affiliates	1,021	1,179
Investment in consolidated subsidiaries	1,047,114	828,482
Other assets	866	668
Total Assets	$1,119,602	$956,656
Liabilities and stockholders' equity
Liabilities
Other accrued liabilities	$361	$918
Total liabilities	361	918
Commitments and contingencies
Stockholders' Equity
Common shares	1,390	1,388
Additional paid-in capital	904,221	893,285
Accumulated other comprehensive income (loss)	(99)	4,667
Retained earnings	213,729	56,398
Total stockholders' equity	1,119,241	955,738
Total liabilities and stockholders' equity	$1,119,602	$956,656

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenues:
Investment income	$421	$1,019	$4
Realized gains (losses), net	(181)	218	—
Administrative service fees from subsidiaries	437	1,020	—
Total revenues	677	2,257	4
Expenses:
Administrative service fees to subsidiaries	1,762	826	90
Other operating expenses	3,554	4,085	1,567
Total expenses	5,316	4,911	1,657
Loss before income taxes and equity in undistributed net income in subsidiaries	(4,639)	(2,654)	(1,653)
Loss before equity in undistributed net income of subsidiaries	(4,639)	(2,654)	(1,653)
Equity in undistributed net income of subsidiaries	161,970	91,151	67,066
Net income	$157,331	$88,497	$65,413
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($1,285) in 2015, $2,825 in 2014 and ($2,080) in 2013	(4,766)	6,114	(3,861)
Total other comprehensive income (loss)	(4,766)	6,114	(3,861)
Comprehensive income	$152,565	$94,611	$61,552

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating Activities
Net income	$157,331	$88,497	$65,413
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(161,970)	(91,151)	(67,066)
Gain on the sale of investments, net	181	(218)	—
Stock-based compensation expense	880	1,076	—
Amortization of premium on investment securities	399	502	—
Excess tax benefits from stock-based compensation	(2,420)	(1,809)	—
Changes in assets and liabilities:
Other assets	(40)	(358)	(1,450)
Other accrued liabilities	15,153	13,252	4,196
Net cash provided by operating activities	9,514	9,791	1,093
Investing Activities
Net change in short-term investments	91,119	(114,628)	999
Investments in subsidiaries	(61,328)	(255,155)	(197,000)
Purchase of investments available for sale	(130,461)	(95,128)	—
Proceeds from sales of investments available for sale	94,429	93,650	—
Net cash used in investing activities	(6,241)	(371,261)	(196,001)
Financing Activities
Issuance of common shares net of costs	(537)	126,441	438,403
Treasury stock acquired	(5,168)	(2,498)	(311)
Excess tax benefits from stock-based compensation	2,420	1,809	—
Other financing activities	53	—	—
Net cash (used in) provided by financing activities	(3,232)	125,752	438,092
Net increase (decrease) in cash	41	(235,718)	243,184
Cash at beginning of year	8,500	244,218	1,034
Cash at end of year	$8,541	$8,500	$244,218

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. Essent Guaranty currently has negative unassigned surplus and therefore, would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2016. Essent PA had unassigned surplus of approximately $8.1 million as of December 31, 2015. Essent PA paid a $3.75 million dividend to Essent Holdings in January 2016.

During the three years ending December 31, 2015, the Parent Company did not receive any dividends from its subsidiaries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2016 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2016 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2016 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2016 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2016 Annual General Meeting of Shareholders.

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

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 26th day of February, 2016.

ESSENT GROUP LTD.
By:	/s/ MARK A. CASALE
	Name:	Mark A. Casale
	Title:	Chairman of the Board of Directors, Chief Executive Officer and President
________________________________________________________________________________________________________________________
Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 26, 2016
Mark A. Casale

/s/ LAWRENCE E. MCALEE	Senior Vice President, Chief Financial Officer	February 26, 2016
Lawrence E. McAlee

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer	February 26, 2016
David B. Weinstock

/s/ ADITYA DUTT	Director	February 26, 2016
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 26, 2016
Robert Glanville

/s/ ROY J. KASMAR	Director	February 26, 2016
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 26, 2016
Allan Levine

Signature	Title	Date

/s/ DOUGLAS J. PAULS	Director	February 26, 2016
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 26, 2016
William Spiegel

/s/ VIPUL TANDON	Director	February 26, 2016
Vipul Tandon

/s/ ANDREW TURNBULL	Director	February 26, 2016
Andrew Turnbull

EXHIBIT INDEX

Exhibit No.		Description
3.1		Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
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

10.7	†	2015 Annual Leadership Bonus Program (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on August 10, 2015)
10.8	†	Leadership Bonus Program (filed herewith)
10.9	†
Form of Class A Restricted Share Bonus Award Agreement (incorporated herein by reference to Exhibit 10.9 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.10	†	2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

Exhibit No.		Description
10.11	†
Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.12	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.13	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.14	†
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
Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Lawrence E. McAlee (incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)

10.17	†
Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)

10.18	†	Employment Agreement, dated as of March 13, 2015, by and between Essent Reinsurance Ltd. and Joseph Hissong (filed herewith)
10.19	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.20	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.21
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

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	*
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

_______________________________________________________________________________

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Essent Group Ltd. and Subsidiaries Consolidated Balance Sheets
Essent Group Ltd. and Subsidiaries Consolidated Statements of Comprehensive Income
Essent Group Ltd. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity
Essent Group Ltd. and Subsidiaries Consolidated Statements of Cash Flows
Essent Group Ltd. and Subsidiaries Notes to Consolidated Financial Statements
Essent Group Ltd. and Subsidiaries Schedule I—Summary of Investments—Other Than Investments in Related Parties December 31, 2014
Essent Group Ltd. and Subsidiaries Schedule II—Financial Information of Registrant Balance Sheets Parent Company Only
Essent Group Ltd. and Subsidiaries Schedule II—Condensed Financial Information of Registrant Condensed Statements of Comprehensive Income Parent Company Only
Essent Group Ltd. and Subsidiaries Schedule II—Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only

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