Form 10-Q
period 2016-03-31
Essent Group Ltd.
filed 2016-05-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
 The number of the registrant’s common shares outstanding as of May 2, 2016 was 93,071,500.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, factors described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.  These factors include, without limitation, the following:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2016	2015
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2016 — $1,265,279; 2015 — $1,189,978)	$1,285,014	$1,190,638
Short-term investments (amortized cost: 2016 — $83,488; 2015 — $85,994)	83,488	85,996
Total investments	1,368,502	1,276,634
Cash	28,206	24,606
Accrued investment income	8,431	7,768
Accounts receivable	17,200	16,637
Deferred policy acquisition costs	11,686	11,529
Property and equipment (at cost, less accumulated depreciation of $43,479 in 2016 and $42,479 in 2015)	9,232	9,021
Prepaid federal income tax	119,522	119,412
Other assets	2,953	3,492
Total assets	$1,565,732	$1,469,099

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$20,470	$17,760
Unearned premium reserve	207,108	201,045
Accrued payroll and bonuses	6,629	15,955
Net deferred tax liability	108,923	87,964
Securities purchases payable	30,157	14,996
Other accrued liabilities	10,950	12,138
Total liabilities	384,237	349,858
Commitments and contingencies
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued - 93,070 shares in 2016 and 92,650 shares in 2015	1,396	1,390
Additional paid-in capital	905,159	904,221
Accumulated other comprehensive income (loss)	13,260	(99)
Retained earnings	261,680	213,729
Total stockholders’ equity	1,181,495	1,119,241
Total liabilities and stockholders’ equity	$1,565,732	$1,469,099

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenues:
Net premiums written	$100,466	$82,257
Increase in unearned premiums	(6,063)	(7,219)
Net premiums earned	94,403	75,038
Net investment income	6,183	4,280
Realized investment gains, net	471	649
Other income	1,409	44
Total revenues	102,466	80,011

Losses and expenses:
Provision for losses and LAE	3,731	1,999
Other underwriting and operating expenses	31,388	27,498
Total losses and expenses	35,119	29,497

Income before income taxes	67,347	50,514
Income tax expense	19,396	15,676
Net income	$47,951	$34,838

Earnings per share:
Basic	$0.53	$0.39
Diluted	0.52	0.38

Weighted average shares outstanding:
Basic	90,785	90,185
Diluted	91,859	91,514

Net income	$47,951	$34,838

Other comprehensive income:
Change in unrealized appreciation of investments, net of tax expense of $5,714 in 2016 and $2,110 in 2015	13,359	4,889
Total other comprehensive income	13,359	4,889
Comprehensive income	$61,310	$39,727

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2015	$1,388	$893,285	$4,667	$56,398	$—	$955,738

Net income				157,331		157,331
Other comprehensive loss			(4,766)			(4,766)
Issuance of management incentive shares	6	(6)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		13,633				13,633
Excess tax benefits from stock-based compensation expense		2,420				2,420
Treasury stock acquired					(5,168)	(5,168)
Cancellation of treasury stock	(3)	(5,165)			5,168	—
Other equity transactions		53				53
Balance at December 31, 2015	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				47,951		47,951
Other comprehensive income			13,359			13,359
Issuance of management incentive shares	9	(9)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		3,782				3,782
Excess tax benefits from stock-based compensation expense		1,005				1,005
Treasury stock acquired					(3,843)	(3,843)
Cancellation of treasury stock	(3)	(3,840)			3,843	—
Balance at March 31, 2016	$1,396	$905,159	$13,260	$261,680	$—	$1,181,495

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating Activities
Net income	$47,951	$34,838
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(471)	(649)
Depreciation and amortization	1,000	734
Stock-based compensation expense	3,782	3,261
Amortization of premium on investment securities	2,680	2,360
Deferred income tax provision	15,245	14,280
Excess tax benefits from stock-based compensation	(1,005)	(2,280)
Change in:
Accrued investment income	(663)	(492)
Accounts receivable	(563)	(1,151)
Deferred policy acquisition costs	(157)	(255)
Prepaid federal income tax	(110)	(4,000)
Other assets	539	(1,584)
Reserve for losses and LAE	2,710	1,638
Unearned premium reserve	6,063	7,219
Accrued liabilities	(9,509)	(6,739)
Net cash provided by operating activities	67,492	47,180

Investing Activities
Net change in short-term investments	2,508	98,766
Purchase of investments available for sale	(146,316)	(220,284)
Proceeds from maturity of investments available for sale	1,798	5,525
Proceeds from sales of investments available for sale	82,167	71,077
Purchase of property and equipment, net	(1,211)	(1,527)
Net cash used in investing activities	(61,054)	(46,443)

Financing Activities
Treasury stock acquired	(3,843)	(5,023)
Excess tax benefits from stock-based compensation	1,005	2,280
Payment of offering costs	—	(537)
Other financing activities	—	34
Net cash used in financing activities	(2,838)	(3,246)

Net increase (decrease) in cash	3,600	(2,509)
Cash at beginning of year	24,606	24,411
Cash at end of period	$28,206	$21,902

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(1,800)	$—

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), a wholly-owned subsidiary approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. Essent Guaranty reinsures 25% of GSE-eligible new insurance written to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate.

In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis through CUW Solutions, LLC ("CUW Solutions"), a Delaware limited liability company, that provides, among other things, mortgage contract underwriting services to lenders and mortgage insurance underwriting services to affiliates.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2015, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2016 prior to the issuance of these condensed consolidated financial statements.

Note 2. Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period.  In addition, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity.  Further, the new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company is evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

March 31, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$208,462	$3,329	$(11)	$211,780
U.S. agency securities	14,548	109	—	14,657
U.S. agency mortgage-backed securities	176,000	2,085	(82)	178,003
Municipal debt securities(1)	293,448	10,853	(190)	304,111
Corporate debt securities(2)	411,527	6,276	(1,115)	416,688
Mortgage-backed securities	53,171	633	(758)	53,046
Asset-backed securities	123,123	203	(1,597)	121,729
Money market funds	68,488	—	—	68,488
Total investments available for sale	$1,348,767	$23,488	$(3,753)	$1,368,502

December 31, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$178,460	$235	$(1,088)	$177,607
U.S. agency securities	13,955	5	(178)	13,782
U.S. agency mortgage-backed securities	160,181	474	(1,053)	159,602
Municipal debt securities(1)	272,733	7,357	(262)	279,828
Corporate debt securities(2)	399,246	1,338	(3,852)	396,732
Mortgage-backed securities	56,380	97	(1,121)	55,356
Asset-backed securities	127,919	29	(1,319)	126,629
Money market funds	67,098	—	—	67,098
Total investments available for sale	$1,275,972	$9,535	$(8,873)	$1,276,634

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	67.8%	70.4%
General obligation bonds	27.5	24.5
Certificate of participation bonds	3.7	4.0
Tax allocation bonds	1.0	1.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	42.2%	44.9%
Consumer, non-cyclical	17.4	14.8
Energy	7.9	9.0
Communications	6.9	7.1
Industrial	6.4	5.2
Consumer, cyclical	6.0	6.2
Utilities	6.0	5.0
Basic materials	3.8	4.0
Technology	3.4	3.8
Total	100.0%	100.0%

The amortized cost and fair value of investments available for sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$38,647	$38,656
Due after 1 but within 5 years	66,474	67,147
Due after 5 but within 10 years	88,230	90,652
Due after 10 years	15,111	15,325
Subtotal	208,462	211,780
U.S. agency securities:
Due in 1 year	2,408	2,413
Due after 1 but within 5 years	12,140	12,244
Subtotal	14,548	14,657
Municipal debt securities:
Due in 1 year	2,043	2,044
Due after 1 but within 5 years	86,093	87,061
Due after 5 but within 10 years	106,907	112,055
Due after 10 years	98,405	102,951
Subtotal	293,448	304,111
Corporate debt securities:
Due in 1 year	20,135	20,124
Due after 1 but within 5 years	265,999	267,539
Due after 5 but within 10 years	124,875	128,491
Due after 10 years	518	534
Subtotal	411,527	416,688
U.S. agency mortgage-backed securities	176,000	178,003
Mortgage-backed securities	53,171	53,046
Asset-backed securities	123,123	121,729
Money market funds	68,488	68,488
Total investments available for sale	$1,348,767	$1,368,502

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Realized gross gains	$1,148	$788
Realized gross losses	670	139

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$3,819	$(11)	$—	$—	$3,819	$(11)
U.S. agency mortgage-backed securities	17,479	(27)	5,046	(55)	22,525	(82)
Municipal debt securities	21,414	(140)	4,616	(50)	26,030	(190)
Corporate debt securities	68,697	(930)	20,307	(185)	89,004	(1,115)
Mortgage-backed securities	9,984	(282)	23,319	(476)	33,303	(758)
Asset-backed securities	67,435	(1,059)	24,703	(538)	92,138	(1,597)
Total	$188,828	$(2,449)	$77,991	$(1,304)	$266,819	$(3,753)

	Less than 12 months		12 months or more		Total
December 31, 2015 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$110,699	$(1,088)	$—	$—	$110,699	$(1,088)
U.S. agency securities	11,362	(178)	—	—	11,362	(178)
U.S. agency mortgage-backed securities	101,465	(915)	3,683	(138)	105,148	(1,053)
Municipal debt securities	47,850	(255)	1,254	(7)	49,104	(262)
Corporate debt securities	252,792	(3,447)	9,404	(405)	262,196	(3,852)
Mortgage-backed securities	23,360	(458)	26,075	(663)	49,435	(1,121)
Asset-backed securities	86,431	(871)	26,364	(448)	112,795	(1,319)
Total	$633,959	$(7,212)	$66,780	$(1,661)	$700,739	$(8,873)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded an other-than-temporary impairment of $7 thousand in the three months ended March 31, 2016 for one security in an unrealized loss position that we intend to sell. There were no other-than-temporary impairments of investments in the three months ended March 31, 2015.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million as of March 31, 2016 and $8.5 million as of December 31, 2015.  In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties.  The fair value of the investments required to be on deposit in these trusts was $203.8 million at March 31, 2016 and $171.5 million at December 31, 2015.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2016	2015
Fixed maturities	$6,655	$4,653
Short-term investments	33	12
Gross investment income	6,688	4,665
Investment expenses	(505)	(385)
Net investment income	$6,183	$4,280

Note 4. Accounts Receivable

Accounts receivable consists of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Premiums receivable	$16,784	$16,034
Other receivables	416	603
Total accounts receivable	17,200	16,637
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$17,200	$16,637

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

($ in thousands)	2016	2015
Reserve for losses and LAE at beginning of period	$17,760	$8,427
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	17,760	8,427
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	5,080	2,705
Prior years	(1,349)	(706)
Net incurred losses during the current period	3,731	1,999
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	1	—
Prior years	1,020	361
Net loss and LAE payments during the current period	1,021	361
Net reserve for losses and LAE at end of period	20,470	10,065
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$20,470	$10,065

Loans in default at end of period	1,060	505

For the three months ended March 31, 2016, $1.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $1.3 million favorable prior year development during the three months ended March 31, 2016. Reserves remaining as of March 31, 2016 for prior years are $15.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2015, $0.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There had been a $0.7 million favorable prior year development during the three months ended March 31, 2015. Reserves remaining as of March 31, 2015 for prior years were $7.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 6. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We have not paid any amounts related to remedies for the three months ended March 31, 2016 and 2015. As of March 31, 2016, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2016 are not material to our financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2016, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 7. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the three months ended March 31, 2016:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,294	$15.15	890	$12.31	544	$19.84
Granted	209	17.01	181	17.01	154	17.01
Vested	—	N/A	(344)	11.66	(210)	18.71
Forfeited	—	N/A	(3)	0.27	(4)	17.61
Outstanding at March 31, 2016	1,503	$15.41	724	$13.85	484	$19.45

In February 2016, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan that were subject to time-based and performance-based vesting.  The time-based share awards granted in February 2016 vest in three equal installments on March 1, 2017, 2018 and 2019.  The performance-based share awards granted in February 2016 vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2016 and vest on March 1, 2019. The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<13%	0%
Threshold	13%	25%
	14%	50%
	15%	75%
Maximum	≥16%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2015, in February 2016, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2017, 2018 and 2019. In May 2016, 44,360 time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares or share units that vested was $11.9 million and $16.4 million for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, there was $26.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2016 and we expect to recognize the expense over a weighted average period of 2.1 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 177,112 in the three months ended March 31, 2016. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of March 31, 2016.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Compensation expense	$3,782	$3,261
Income tax benefit	1,212	1,141

Note 8. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Net income	$47,951	$34,838
Less: dividends declared	—	—
Net income available to common shareholders	$47,951	$34,838
Basic earnings per share	$0.53	$0.39
Diluted earnings per share	$0.52	$0.38
Basic weighted average shares outstanding	90,785	90,185
Dilutive effect of nonvested shares	1,074	1,329
Diluted weighted average shares outstanding	91,859	91,514

There were 347,611 and 252,180 antidilutive shares for the three months ended March 31, 2016 and 2015, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation.  Based on the compounded annual book value per share growth as of March 31, 2016, 100% of the performance-based share awards would be issuable under the terms of the arrangements if March 31, 2016 was the end of the performance period.  Based on the compounded annual book value per share growth as of March 31, 2015, 100% of the performance-based share awards would have been issuable under the terms of the arrangements if March 31, 2015 was the end of the performance period.

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	19,551	(5,845)	13,706
Less: Reclassification adjustment for gains included in net income (1)	(478)	131	(347)
Net unrealized gains on investments	19,073	(5,714)	13,359
Other comprehensive income	19,073	(5,714)	13,359
Balance at end of period	$19,734	$(6,474)	$13,260

	Three Months Ended March 31, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$6,712	$(2,045)	$4,667
Other comprehensive income (loss):
Unrealized holding gains arising during the period	7,648	(2,337)	5,311
Less: Reclassification adjustment for gains included in net income (1)	(649)	227	(422)
Net unrealized gains on investments	6,999	(2,110)	4,889
Other comprehensive income	6,999	(2,110)	4,889
Balance at end of period	$13,711	$(4,155)	$9,556

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Note 10. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

March 31, 2016 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$211,780	$211,780
U.S. agency securities	14,657	14,657
U.S. agency mortgage-backed securities	178,003	178,003
Municipal debt securities	304,111	304,111
Corporate debt securities	416,688	416,688
Mortgage-backed securities	53,046	53,046
Asset-backed securities	121,729	121,729
Money market funds	68,488	68,488
Total investments	$1,368,502	$1,368,502
Financial Liabilities:
Derivative liabilities	$898	$898

December 31, 2015 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$177,607	$177,607
U.S. agency securities	13,782	13,782
U.S. agency mortgage-backed securities	159,602	159,602
Municipal debt securities	279,828	279,828
Corporate debt securities	396,732	396,732
Mortgage-backed securities	55,356	55,356
Asset-backed securities	126,629	126,629
Money market funds	67,098	67,098
Total investments	$1,276,634	$1,276,634
Financial Liabilities:
Derivative liabilities	$1,232	$1,232

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We used the following methods and assumptions in estimating fair values of financial instruments:

•
Investments available for sale — Investments available for sale are valued using quoted market prices in active markets, when available, and those investments are classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. U.S. agency securities, U.S. agency mortgage-backed securities, municipal debt securities, corporate debt securities, mortgage-backed securities and asset-backed securities are classified as Level 2 investments.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as the performance of the underlying pool of mortgages, mortgage prepayment speeds and pricing spreads on the reference STACR notes issued by Freddie Mac, whenever they are available. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange or negotiated termination. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

Assets and Liabilities Measured at Fair Value

All assets measured at fair value are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis.

March 31, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$211,780	$—	$—	$211,780
U.S. agency securities	—	14,657	—	14,657
U.S. agency mortgage-backed securities	—	178,003	—	178,003
Municipal debt securities	—	304,111	—	304,111
Corporate debt securities	—	416,688	—	416,688
Mortgage-backed securities	—	53,046	—	53,046
Asset-backed securities	—	121,729	—	121,729
Money market funds	68,488	—	—	68,488
Total assets at fair value	$280,268	$1,088,234	$—	$1,368,502
Financial Liabilities:
Derivative liabilities	$—	$—	$898	$898
Total liabilities at fair value	$—	$—	$898	$898

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$177,607	$—	$—	$177,607
U.S. agency securities	—	13,782	—	13,782
U.S. agency mortgage-backed securities	—	159,602	—	159,602
Municipal debt securities	—	279,828	—	279,828
Corporate debt securities	—	396,732	—	396,732
Mortgage-backed securities	—	55,356	—	55,356
Asset-backed securities	—	126,629	—	126,629
Money market funds	67,098	—	—	67,098
Total assets at fair value	$244,705	$1,031,929	$—	$1,276,634
Financial Liabilities:
Derivative liabilities	$—	$—	$1,232	$1,232
Total liabilities at fair value	$—	$—	$1,232	$1,232

Changes in Level 3 Recurring Fair Value Measurements

The following tables presents changes during the three months ended March 31, 2016 and 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 liabilities in the condensed consolidated balance sheets at March 31, 2016 and 2015. During the three months ended March 31, 2016, and in the year ended December 31, 2015, we had no Level 3 assets.

Three Months Ended March 31, 2016 (In thousands)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$1,232	$677	$—	$343	$—	$—	$898	$677

Total Level 3 Liabilities	$1,232	$677	$—	$343	$—	$—	$898	$677

Three Months Ended March 31, 2015 (In thousands)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period
Derivative Liabilities	$661	$(749)	$—	$549	$—	$—	$1,959	$(749)

Total Level 3 Liabilities	$661	$(749)	$—	$549	$—	$—	$1,959	$(749)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of March 31, 2016 and December 31, 2015:

March 31, 2016
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$898	Discounted cash flows	Constant prepayment rate	9.17%
			Default rate	0.37%
			Reference STACR credit spread	4.16%

December 31, 2015
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$1,232	Discounted cash flows	Constant prepayment rate	10.60%
			Default rate	0.50%
			Reference STACR credit spread	3.93%

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

(In thousands)	2016	2015
Essent Guaranty
Statutory net income	$48,486	$40,174
Statutory surplus	532,199	471,240
Contingency reserve liability	353,063	211,296

Essent PA
Statutory net income	$3,516	$4,148
Statutory surplus	44,469	43,928
Contingency reserve liability	29,898	19,744

Net income determined in accordance with statutory accounting practices differs from GAAP.  In 2016 and 2015, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes.  Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP.  We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department.  Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2016 and 2015, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2016 and December 31, 2015, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2016, Essent Guaranty increased its contingency reserve by $38.0 million and Essent PA increased its contingency reserve by $2.4 million.  This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2016 or 2015.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2015, all such requirements were met.

The statutory capital and surplus and statutory income for Essent Re at March 31, 2016 was as follows:

(In thousands)	Actual	Required
Statutory capital and surplus:	$225,949	$1,000

Statutory net income:	$9,437

Statutory capital and surplus and net income determined in accordance with statutory accounting practices differs from GAAP. In the three months ended March 31, 2016, the more significant differences from GAAP for Essent Re relate to policy acquisition costs and accounting for insurance and certain reinsurance policies issued in connection with the ACIS program. Under statutory accounting practices, policy acquisition costs are charged to expense when the related premiums are written while such costs are capitalized and amortized to expense over the life of the policy under GAAP. Under statutory accounting practices, the insurance and reinsurance policies issued in connection with the ACIS program are accounted for as insurance with premium received recorded as premiums earned. Under GAAP, the insurance and certain reinsurance policies for the ACIS program are accounted for as derivatives with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2016 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report.  We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 11.9% Market Share for the three months ended March 31, 2016. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013.  The financial strength of Essent Guaranty, Inc. ("Essent Guaranty"), our wholly-owned insurance subsidiary, is rated Baa2 with a stable outlook by Moody’s Investor Services (“Moody's”) and is rated BBB+ with a stable outlook by Standard & Poor’s Rating Services (“S&P”).

We had master policy relationships with approximately 1,320 customers as of March 31, 2016.  Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 357 employees as of March 31, 2016. We generated new insurance written of approximately $5.5 billion and $5.3 billion for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had approximately $67.7 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance, Ltd., which we refer to as "Essent Re." As of March 31, 2016, Essent Re provides insurance or reinsurance in connection with GSE risk-share transactions covering approximately $188.8 million of risk on mortgage loans in reference pools associated with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

Factors Affecting Our Results of Operations

Net Premiums Written and Earned

Premiums associated with our U.S. mortgage insurance business are based on insurance in force ("IIF") during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average premium rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus NIW less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2016 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2016, monthly and single premium policies comprised 74.1% and 25.9% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 81.0% at March 31, 2016. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2016. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. The insurance and certain of the reinsurance policies issued by Essent Re in connection with the ACIS program are accounted for as derivatives under U.S. generally accepted accounting principles ("GAAP") with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies are impacted by changes in market observable factors.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 72% of our IIF as of March 31, 2016 having been originated since January 1, 2014. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2016, 72% of our IIF relates to business written since January 1, 2014 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 65% of other underwriting and operating expenses for the three months ended March 31, 2016, compared to 66% of other underwriting and operating expenses for the three months ended March 31, 2015.  Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.  Compensation and benefits expense has steadily increased as we have increased our staffing from 332 employees at January 1, 2015 to 357 at March 31, 2016, primarily in our business development and operations functions to support the growth of our business.  The growth in our sales organization contributed to the growth of our active customers and NIW.  We also expanded our underwriting and customer service teams to support this new business.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses resulting in a decline in our expense ratio for the full year 2016 as compared to 2015.

Income Taxes

Income taxes are incurred based on the amount of earnings or losses generated in the jurisdictions in which we operate and the applicable tax rates and regulations in those jurisdictions. Our U.S. insurance subsidiaries are generally not subject to income taxes in the states in which we operate; however, our non-insurance subsidiaries are subject to state income taxes. In lieu of state income taxes, our insurance subsidiaries pay premium taxes that are recorded in other underwriting and operating expenses. Essent Group Ltd. and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Effective July 2014, Essent Re began to reinsure 25% of GSE-eligible new insurance written of Essent Guaranty, an affiliate. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. The amount of income tax expense or benefit recorded in future periods will be dependent on the jurisdictions in which we operate and the tax laws and regulations in effect.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2016 and 2015 for our U.S. mortgage insurance portfolio.  In addition, this table includes our risk in force ("RIF") at the end of each period.

	Three Months Ended March 31,
(In thousands)	2016	2015
IIF, beginning of period	$65,242,453	$50,762,594
NIW - Flow	5,366,675	5,346,820
NIW - Bulk	93,054	—
Cancellations	(2,985,441)	(2,855,782)
IIF, end of period	$67,716,741	$53,253,632
Average IIF during the period	$66,437,045	$51,975,527
RIF, end of period	$16,745,819	$12,891,462

Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. The following is a summary of our IIF at March 31, 2016 by vintage:

($ in thousands)	$	%
2016 (through March 31)	$5,429,882	8.0%
2015	24,711,026	36.5
2014	18,901,253	27.9
2013	12,649,996	18.7
2012	5,164,434	7.6
2011	815,747	1.2
2010	44,403	0.1
	$67,716,741	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the three months ended March 31, 2016 and 2015, our average premium rate was 0.56% and 0.58%, respectively.

Persistency Rate

The measure for assessing the impact of policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in “— Factors Affecting Our Results of Operations — Persistency and Business Mix.”

Risk-to-Capital

The risk-to-capital ratio has historically been used as a measure of capital adequacy in the U.S. mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital for our U.S. insurance companies is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in “— Liquidity and Capital Resources — Insurance Company Capital.”

As of March 31, 2016, our combined net risk in force for our U.S. insurance companies was $14.3 billion and our combined statutory capital was $960.8 million, resulting in a risk-to-capital ratio of 14.8 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the three months ended March 31, 2016 and 2015, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2016	2015
Revenues:
Net premiums written	$100,466	$82,257
Increase in unearned premiums	(6,063)	(7,219)
Net premiums earned	94,403	75,038
Net investment income	6,183	4,280
Realized investment gains, net	471	649
Other income	1,409	44
Total revenues	102,466	80,011

Losses and expenses:
Provision for losses and LAE	3,731	1,999
Other underwriting and operating expenses	31,388	27,498
Total losses and expenses	35,119	29,497
Income before income taxes	67,347	50,514
Income tax expense	19,396	15,676
Net income	$47,951	$34,838

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

For the three months ended March 31, 2016, we reported net income of $48.0 million, compared to net income of $34.8 million for the three months ended March 31, 2015. The increase in our operating results in 2016 over the same period in 2015 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2016 by 26% compared to the three months ended March 31, 2015 primarily due to the increase in our average IIF from $52.0 billion at March 31, 2015 to $66.4 billion at March 31, 2016, partially offset by a decrease in the average premium rate from 0.58% in the three months ended March 31, 2015 to 0.56% in the three months ended March 31, 2016. The decrease in the average premium rate is due primarily to a decrease in premium earned on the cancellation of non-refundable single premium policies relative to average IIF in the respective periods.

The increase in net premiums written was due primarily to the increase in average IIF of 28% for the three months ended March 31, 2016 versus the comparable period in 2015.  Net premiums written increased in the three months ended March 31, 2016 by 22% over the three months ended March 31, 2015.

In the three months ended March 31, 2016, unearned premiums increased by $6.1 million as a result of net premiums written on single premium policies of $23.2 million, which was partially offset by $17.1 million of unearned premium that was recognized in earnings during the period.  In the three months ended March 31, 2015, unearned premiums increased by $7.2 million as a result of net premiums written on single premium policies of $21.2 million, which was partially offset by $14.0 million of unearned premium that was recognized in earnings during the period.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended March 31,
(In thousands)	2016	2015
Fixed maturities	$6,655	$4,653
Short-term investments	33	12
Gross investment income	6,688	4,665
Investment expenses	(505)	(385)
Net investment income	$6,183	$4,280

The increase in net investment income for the three months ended March 31, 2016 as compared to the same period in 2015 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance was $1.3 billion for the three months ended March 31, 2016 compared to $1.1 billion for the three months ended March 31, 2015 as a result of investing cash flows generated from operations.  The pre-tax investment income yield increased from 1.7% in the three months ended March 31, 2015 to 2.0% in the three months ended March 31, 2016 as a result of increasing our longer duration investment positions. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The increase in other income for the three months ended March 31, 2016 was primarily due to a $0.7 million increase in the estimated fair value of our ACIS contracts resulting from the decrease in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes issued by Freddie Mac. For the same period in 2015, the decrease in other income was primarily due to a $0.7 million decrease in the estimated fair value of our

ACIS contracts resulting from the increase in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the increase in the number of insured loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Beginning default inventory	1,028	457
Plus: new defaults	769	381
Less: cures	(706)	(320)
Less: claims paid	(30)	(13)
Less: rescissions and denials	(1)	—
Ending default inventory	1,060	505

The increase in the number of defaults at March 31, 2016 compared to March 31, 2015 was primarily due to the increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of March 31,
	2016	2015
Case reserves (in thousands)	$18,795	$9,210
Ending default inventory	1,060	505
Average case reserve per default (in thousands)	$17.7	$18.2
Default rate	0.34%	0.21%
Claims received included in ending default inventory	24	7

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

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended March 31,
(In thousands)	2016	2015
Reserve for losses and LAE at beginning of period	$17,760	$8,427
Add provision for losses and LAE occurring in:
Current period	5,080	2,705
Prior years	(1,349)	(706)
Incurred losses during the current period	3,731	1,999
Deduct payments for losses and LAE occurring in:
Current period	1	—
Prior years	1,020	361
Loss and LAE payments during the current period	1,021	361
Reserve for losses and LAE at end of period	$20,470	$10,065

	As of March 31, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	505	48%	$4,639	25%	$28,519	16%
Four to eleven payments	426	40	9,689	52	23,147	42
Twelve or more payments	105	10	3,438	18	5,217	66
Pending claims	24	2	1,029	5	1,202	86
Total case reserves	1,060	100%	18,795	100%	$58,085	32
IBNR			1,410
LAE and other			265
Total reserves for losses and LAE			$20,470

	As of March 31, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	230	46%	$2,246	24%	$12,782	18%
Four to eleven payments	216	43	5,045	55	11,195	45
Twelve or more payments	52	10	1,658	18	2,241	74
Pending claims	7	1	261	3	257	102
Total case reserves	505	100%	9,210	100%	$26,475	35
IBNR			691
LAE and other			164
Total reserves for losses and LAE			$10,065

During the three months ended March 31, 2016, the provision for losses and LAE was $3.7 million, comprised of $5.1 million of current year losses partially offset by $1.3 million of favorable prior years’ loss development.  During the three months ended March 31, 2015, the provision for losses and LAE was $2.0 million, comprised of $2.7 million of current year losses partially offset by $0.7 million of favorable prior years’ loss development.  In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended March 31,
($ in thousands)	2016	2015
Number of claims paid	30	13
Amount of claims paid	$998	$349
Claim severity	93%	72%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2016		2015
($ in thousands)	$	%	$	%
Compensation and benefits	$20,306	65%	$18,186	66%
Other	11,082	35	9,312	34
	$31,388	100%	$27,498	100%

Number of employees at end of period		357		339

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in our workforce to 357 at March 31, 2016 from 332 at January 1, 2015. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $19.4 million and $15.7 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 28.8% and 31.0% for the three months ended March 31, 2016 and 2015, respectively.  For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision.  For 2016, we expect the proportion of our consolidated earnings generated in Bermuda to increase as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty and Essent Re.  Bermuda does not have a corporate income tax.

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

As of March 31, 2016, we had substantial liquidity with cash of $28.2 million, short-term investments of $83.5 million and fixed maturity investments of $1.3 billion, and had no debt outstanding.  At March 31, 2016, net cash and investments at the holding company was $70.7 million.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

On April 19, 2016, Essent Group Ltd., and its subsidiaries Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. entered into a three-year, secured revolving credit facility with a committed capacity of $200 million (the “Facility”). Borrowings under the Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the company’s option, plus an applicable margin. The applicable margin is based on the senior unsecured debt rating or long-term issuer rating of Essent Group Ltd. to the extent available, or the insurer financial strength rating of Essent Guaranty. A fee is due quarterly on the average daily amount of the undrawn revolving commitment. The obligations under the Facility are secured by certain assets of Essent Group Ltd., excluding the stock and assets of its insurance and reinsurance subsidiaries. As of the date of this Quarterly Report, no amounts have been borrowed under the Facility.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs.  Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income.  The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval.  At March 31, 2016, Essent Guaranty had negative unassigned surplus of approximately $33.1 million and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2016. Essent Guaranty has paid no dividends since its inception. Essent PA had unassigned surplus of approximately $5.5 million as of March 31, 2016. During the three months ended March 31, 2016, Essent PA paid to its parent company, Essent US Holdings, Inc., a $3.75 million dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties.  In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million.  As of March 31, 2016, Essent Re had total equity of $233.3 million. At March 31, 2016, our insurance subsidiaries were in compliance with these rules, regulations and agreements. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$67,492	$47,180
Net cash used in investing activities	(61,054)	(46,443)
Net cash used in financing activities	(2,838)	(3,246)
Net increase (decrease) in cash	$3,600	$(2,509)

Operating Activities

Cash flow provided by operating activities totaled $67.5 million for the three months ended March 31, 2016 as compared to $47.2 million for the three months ended March 31, 2015. The increase in cash flow from operating activities of $20.3 million in 2016 was primarily a result of increases in premiums collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $61.1 million for the three months ended March 31, 2016 as compared to $46.4 million for the three months ended March 31, 2015. The increase in cash flow used in investing activities primarily related to investing cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $2.8 million for the three months ended March 31, 2016, as compared to $3.2 million for the three months ended March 31, 2015. The decrease in cash flow used in financing activities was primarily related to the payment of offering costs in 2015.

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

During the three months ended March 31, 2016 and 2015, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2016 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$577,845
Contingency reserves	382,961
Combined statutory capital	$960,806
Combined net risk in force	$14,254,342
Combined risk-to-capital ratio	14.8:1

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

Beginning in 2014, Essent Re entered into risk-share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. In 2014, Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  As of March 31, 2016, Essent Re had total stockholders’ equity of $233.3 million and net risk in force of $2.7 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is Baa2 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Financial Condition

Stockholders’ Equity

As of March 31, 2016, stockholders’ equity was $1.2 billion compared to $1.1 billion as of December 31, 2015. This increase was primarily due to net income generated in 2016.

Investments

The total fair value of our investment portfolio was $1.4 billion as of March 31, 2016 and $1.3 billion as of December 31, 2015. In addition, our total cash was $28.2 million as of March 31, 2016, compared to $24.6 million as of December 31, 2015.

Investment Portfolio by Asset Class

Asset Class	March 31, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$211,780	15.5%	$177,607	13.9%
U.S. agency securities	14,657	1.1	13,782	1.1
U.S. agency mortgage-backed securities	178,003	13.0	159,602	12.5
Municipal debt securities(1)	304,111	22.2	279,828	21.9
Corporate debt securities(2)	416,688	30.4	396,732	31.1
Mortgage-backed securities	53,046	3.9	55,356	4.3
Asset-backed securities	121,729	8.9	126,629	9.9
Money market funds	68,488	5.0	67,098	5.3
Total Investments	$1,368,502	100.0%	$1,276,634	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	67.8%	70.4%
General obligation bonds	27.5	24.5
Certificate of participation bonds	3.7	4.0
Tax allocation bonds	1.0	1.1
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	42.2%	44.9%
Consumer, non-cyclical	17.4	14.8
Energy	7.9	9.0
Communications	6.9	7.1
Industrial	6.4	5.2
Consumer, cyclical	6.0	6.2
Utilities	6.0	5.0
Basic materials	3.8	4.0
Technology	3.4	3.8
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	March 31, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$615,547	45.0%	$554,789	43.5%
Aa1	78,904	5.8	74,322	5.8
Aa2	89,150	6.4	89,533	7.0
Aa3	78,764	5.8	68,587	5.4
A1	128,057	9.4	126,920	9.9
A2	119,931	8.8	122,745	9.6
A3	91,674	6.7	87,781	6.9
Baa1	89,159	6.5	80,137	6.3
Baa2	59,140	4.3	51,528	4.0
Baa3	15,112	1.1	19,662	1.5
Below Baa3	3,064	0.2	630	0.1
Total Investments	$1,368,502	100.0%	$1,276,634	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	March 31, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$263,443	19.3%	$235,001	18.4%
1 to < 2 Years	186,162	13.6	141,995	11.1
2 to < 3 Years	188,098	13.7	214,274	16.8
3 to < 4 Years	125,607	9.2	104,772	8.2
4 to < 5 Years	138,185	10.1	141,428	11.1
5 or more Years	467,007	34.1	439,164	34.4
Total Investments	$1,368,502	100.0%	$1,276,634	100.0%

Top Ten Portfolio Holdings

	March 31, 2016
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 1.625% 7/31/2020	$26,114	$25,776	$338	Aaa
2	Ginnie Mae 4.000% 8/20/2045	20,749	20,554	195	Aaa
3	U.S. Treasury 2.125% 5/15/2025	20,730	19,719	1,011	Aaa
4	U.S. Treasury 2.250% 11/15/2024	17,212	16,871	341	Aaa
5	Freddie Mac 2.500% 10/1/2030	15,542	15,465	77	Aaa
6	U.S. Treasury 5.250% 11/15/2028	15,325	15,111	214	Aaa
7	U.S. Treasury 0.000% 4/7/2016	15,000	15,000	—	Aaa
8	U.S. Treasury 1.625% 2/15/2026	12,942	12,836	106	Aaa
9	Fannie Mae 1.500% 6/22/2020	12,244	12,140	104	Aaa
10	U.S. Treasury 1.500% 2/28/2023	10,075	9,911	164	Aaa
Total		$165,933	$163,383	$2,550
Percent of Investment Portfolio		12.1%

(1)
As of March 31, 2016, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

(2)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Rank	December 31, 2015
($ in thousands)	Security	Fair Value
1	U.S. Treasury 2.125% 5/15/2025	$24,974
2	Ginnie Mae 4.000% 8/20/2045	21,711
3	U.S. Treasury 2.250% 11/15/2024	16,495
4	Freddie Mac 2.500% 10/1/2030	15,697
5	U.S. Treasury 2.125% 6/30/2022	15,080
6	U.S. Treasury 0.000% 3/3/2016	14,997
7	Fannie Mae 1.500% 6/22/2020	11,362
8	U.S. Treasury 2.250% 11/15/2025	10,329
9	U.S. Treasury 1.000% 9/30/2016	10,020
10	U.S. Treasury 0.750% 3/15/2017	9,987
Total		$150,652
Percent of Investment Portfolio		11.8%

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2016:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,705	$8,525	Baa1
City of Houston	5,808	5,651	Aa3
University of Houston System	3,403	3,392	Aa2
Dallas/Fort Worth International Airport	3,045	2,770	A1
City of Austin	2,384	2,240	A1
Harris County Cultural Education	1,979	2,000	A1
City of Dallas	1,865	1,769	Aa1
Alamo Community College District	1,736	1,703	Aaa
Tarrant Regional Water District	1,621	1,563	Aaa
City of San Antonio	1,328	1,241	A1
Alvin Independent School District	1,250	1,254	Aaa
City of Corpus Christi	1,189	1,131	A1
Pharr-San Juan-Alamo Independent School District	1,126	1,139	Aaa
Pasadena Independent School District	1,061	1,052	Aaa
Tarrant County Cultural Education	1,039	1,032	Aa2
San Jacinto Community College District	915	871	Aa3
Harlandale Independent School District	888	883	Aaa
City of El Paso	622	565	Aa1
	$39,964	$38,781

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

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

At March 31, 2016, the effective duration of our investment portfolio, including cash, was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this Quarterly Report.

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

Item 1A.                Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2016. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	87,353	$21.96	—	—
February 1 - February 29, 2016	—	N/A	—	—
March 1 - March 31, 2016	11,986	$19.95	—	—
Total	99,339		—	—

Item 5.                                                         Other Information

On May 3, 2016, we held our 2016 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 93,069,934 of our common shares were entitled to vote as of March 18, 2016, the record date for the Annual Meeting, of which 72,521,909 were present in person or by proxy at the Annual Meeting. The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of Class II members of our board of directors to serve through the 2019 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
Robert Glanville	70,538,630	148,210	1,835,069
Allan Levine	69,599,268	1,087,572	1,835,069
Adolfo Marzol	70,538,804	148,036	1,835,069

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2016 and until the 2017 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	72,217,571
Votes Against	169,874
Abstentions	134,464

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	69,701,317
Votes Against	704,810
Abstentions	280,713
Broker Non-Votes	1,835,069

Proposal 4 - Provide a non-binding, advisory vote on the frequency of advisory votes on our executive compensation:

1 Year	55,878,533
2 Years	754,697
3 Years	13,636,332
Abstentions	417,276
Broker Non-Votes	1,835,071

Recognizing the result of the non-binding, advisory vote of shareholders on the frequency of advisory votes on our executive compensation at the Annual Meeting, our board of directors has determined that the Company will hold a non-binding, advisory vote on our executive compensation on an annual basis until the next required vote on the frequency of such votes on our executive compensation.

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1
Credit Agreement, dated as of April 19, 2016, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36157) filed on April 21, 2016)

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date:	May 6, 2016	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 6, 2016	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2016	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Credit Agreement, dated as of April 19, 2016, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36157) filed on April 21, 2016)

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.