Form 10-Q
period 2016-06-30
Essent Group Ltd.
filed 2016-08-05
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
 The number of the registrant’s common shares outstanding as of August 1, 2016 was 93,104,004.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2016	2015
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2016 — $1,270,454; 2015 — $1,189,978)	$1,305,939	$1,190,638
Short-term investments (amortized cost: 2016 — $129,235; 2015 — $85,994)	129,235	85,996
Total investments	1,435,174	1,276,634
Cash	16,172	24,606
Accrued investment income	8,480	7,768
Accounts receivable	21,125	16,637
Deferred policy acquisition costs	12,239	11,529
Property and equipment (at cost, less accumulated depreciation of $44,519 in 2016 and $42,479 in 2015)	9,030	9,021
Prepaid federal income tax	149,772	119,412
Other assets	6,215	3,492
Total assets	$1,658,207	$1,469,099

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$22,474	$17,760
Unearned premium reserve	214,910	201,045
Accrued payroll and bonuses	11,146	15,955
Net deferred tax liability	126,991	87,964
Securities purchases payable	21,385	14,996
Other accrued liabilities	12,694	12,138
Total liabilities	409,600	349,858
Commitments and contingencies
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued - 93,106 shares in 2016 and 92,650 shares in 2015	1,397	1,390
Additional paid-in capital	909,310	904,221
Accumulated other comprehensive income (loss)	23,962	(99)
Retained earnings	313,938	213,729
Total stockholders’ equity	1,248,607	1,119,241
Total liabilities and stockholders’ equity	$1,658,207	$1,469,099

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Net premiums written	$108,513	$92,399	$208,979	$174,656
Increase in unearned premiums	(7,802)	(14,038)	(13,865)	(21,257)
Net premiums earned	100,711	78,361	195,114	153,399
Net investment income	6,701	4,720	12,884	9,000
Realized investment gains, net	583	568	1,054	1,217
Other income	170	418	1,579	462
Total revenues	108,165	84,067	210,631	164,078

Losses and expenses:
Provision for losses and LAE	2,964	2,314	6,695	4,313
Other underwriting and operating expenses	31,409	27,148	62,797	54,646
Total losses and expenses	34,373	29,462	69,492	58,959

Income before income taxes	73,792	54,605	141,139	105,119
Income tax expense	21,534	17,412	40,930	33,088
Net income	$52,258	$37,193	$100,209	$72,031

Earnings per share:
Basic	$0.57	$0.41	$1.10	$0.80
Diluted	0.57	0.41	1.09	0.79

Weighted average shares outstanding:
Basic	90,912	90,344	90,848	90,265
Diluted	92,138	91,674	91,999	91,594

Net income	$52,258	$37,193	$100,209	$72,031

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $5,049 and ($4,002) in the three months ended June 30, 2016 and 2015 and $10,763 and ($1,892) in the six months ended June 30, 2016 and 2015	10,702	(8,769)	24,061	(3,880)
Total other comprehensive income (loss)	10,702	(8,769)	24,061	(3,880)
Comprehensive income	$62,960	$28,424	$124,270	$68,151

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2015	$1,388	$893,285	$4,667	$56,398	$—	$955,738

Net income				157,331		157,331
Other comprehensive loss			(4,766)			(4,766)
Issuance of management incentive shares	6	(6)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		13,633				13,633
Excess tax benefits from stock-based compensation expense		2,420				2,420
Treasury stock acquired					(5,168)	(5,168)
Cancellation of treasury stock	(3)	(5,165)			5,168	—
Other equity transactions		53				53
Balance at December 31, 2015	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				100,209		100,209
Other comprehensive income			24,061			24,061
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		7,949				7,949
Excess tax benefits from stock-based compensation expense		1,023				1,023
Treasury stock acquired					(3,876)	(3,876)
Cancellation of treasury stock	(3)	(3,873)			3,876	—
Balance at June 30, 2016	$1,397	$909,310	$23,962	$313,938	$—	$1,248,607

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Operating Activities
Net income	$100,209	$72,031
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,054)	(1,217)
Depreciation and amortization	2,040	1,581
Stock-based compensation expense	7,949	6,596
Amortization of premium on investment securities	5,218	4,835
Deferred income tax provision	28,264	28,961
Excess tax benefits from stock-based compensation	(1,023)	(2,332)
Change in:
Accrued investment income	(712)	(1,195)
Accounts receivable	(2,478)	(1,162)
Deferred policy acquisition costs	(710)	(949)
Prepaid federal income tax	(30,360)	(35,500)
Other assets	(375)	(3,486)
Reserve for losses and LAE	4,714	3,504
Unearned premium reserve	13,865	21,257
Accrued liabilities	(3,480)	(3,078)
Net cash provided by operating activities	122,067	89,846

Investing Activities
Net change in short-term investments	(43,239)	115,322
Purchase of investments available for sale	(268,024)	(417,541)
Proceeds from maturity of investments available for sale	9,043	7,525
Proceeds from sales of investments available for sale	178,719	212,208
Purchase of property and equipment, net	(2,049)	(2,932)
Net cash used in investing activities	(125,550)	(85,418)

Financing Activities
Payment of issuance costs for revolving line of credit	(2,098)	—
Treasury stock acquired	(3,876)	(5,078)
Excess tax benefits from stock-based compensation	1,023	2,332
Payment of offering costs	—	(537)
Other financing activities	—	34
Net cash used in financing activities	(4,951)	(3,249)

Net (decrease) increase in cash	(8,434)	1,179
Cash at beginning of year	24,606	24,411
Cash at end of period	$16,172	$25,590

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(10,800)	$(5,000)

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2015, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2016 prior to the issuance of these condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This update is intended to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The provisions of this update are effective for annual and interim periods beginning after December 15, 2019. The Company is evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

June 30, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$195,757	$6,046	$(1)	$201,802
U.S. agency securities	14,140	199	—	14,339
U.S. agency mortgage-backed securities	200,828	3,452	(26)	204,254
Municipal debt securities(1)	313,847	16,405	(49)	330,203
Corporate debt securities(2)	380,882	9,828	(285)	390,425
Mortgage-backed securities	50,005	1,078	(479)	50,604
Asset-backed securities	129,995	400	(1,083)	129,312
Money market funds	114,235	—	—	114,235
Total investments available for sale	$1,399,689	$37,408	$(1,923)	$1,435,174

December 31, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$178,460	$235	$(1,088)	$177,607
U.S. agency securities	13,955	5	(178)	13,782
U.S. agency mortgage-backed securities	160,181	474	(1,053)	159,602
Municipal debt securities(1)	272,733	7,357	(262)	279,828
Corporate debt securities(2)	399,246	1,338	(3,852)	396,732
Mortgage-backed securities	56,380	97	(1,121)	55,356
Asset-backed securities	127,919	29	(1,319)	126,629
Money market funds	67,098	—	—	67,098
Total investments available for sale	$1,275,972	$9,535	$(8,873)	$1,276,634

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	65.4%	70.4%
General obligation bonds	30.2	24.5
Certificate of participation bonds	3.5	4.0
Tax allocation bonds	0.9	1.1
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	42.1%	44.9%
Consumer, non-cyclical	19.3	14.8
Energy	6.6	9.0
Utilities	6.5	5.0
Communications	6.2	7.1
Consumer, cyclical	6.2	6.2
Industrial	5.3	5.2
Technology	4.8	3.8
Basic materials	3.0	4.0
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$36,949	$36,972
Due after 1 but within 5 years	53,037	53,937
Due after 5 but within 10 years	90,728	95,127
Due after 10 years	15,043	15,766
Subtotal	195,757	201,802
U.S. agency securities:
Due in 1 year	2,003	2,004
Due after 1 but within 5 years	12,137	12,335
Subtotal	14,140	14,339
Municipal debt securities:
Due in 1 year	2,255	2,259
Due after 1 but within 5 years	98,424	99,833
Due after 5 but within 10 years	122,002	129,935
Due after 10 years	91,166	98,176
Subtotal	313,847	330,203
Corporate debt securities:
Due in 1 year	22,643	22,692
Due after 1 but within 5 years	220,016	222,916
Due after 5 but within 10 years	135,044	141,568
Due after 10 years	3,179	3,249
Subtotal	380,882	390,425
U.S. agency mortgage-backed securities	200,828	204,254
Mortgage-backed securities	50,005	50,604
Asset-backed securities	129,995	129,312
Money market funds	114,235	114,235
Total investments available for sale	$1,399,689	$1,435,174

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Realized gross gains	$624	$1,339	$1,772	$2,127
Realized gross losses	41	771	711	910

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,726	$(1)	$—	$—	$1,726	$(1)
U.S. agency mortgage-backed securities	997	(6)	5,477	(20)	6,474	(26)
Municipal debt securities	6,409	(20)	6,512	(29)	12,921	(49)
Corporate debt securities	16,708	(88)	21,960	(197)	38,668	(285)
Mortgage-backed securities	6,178	(71)	20,642	(408)	26,820	(479)
Asset-backed securities	50,049	(379)	38,612	(704)	88,661	(1,083)
Total	$82,067	$(565)	$93,203	$(1,358)	$175,270	$(1,923)

	Less than 12 months		12 months or more		Total
December 31, 2015 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$110,699	$(1,088)	$—	$—	$110,699	$(1,088)
U.S. agency securities	11,362	(178)	—	—	11,362	(178)
U.S. agency mortgage-backed securities	101,465	(915)	3,683	(138)	105,148	(1,053)
Municipal debt securities	47,850	(255)	1,254	(7)	49,104	(262)
Corporate debt securities	252,792	(3,447)	9,404	(405)	262,196	(3,852)
Mortgage-backed securities	23,360	(458)	26,075	(663)	49,435	(1,121)
Asset-backed securities	86,431	(871)	26,364	(448)	112,795	(1,319)
Total	$633,959	$(7,212)	$66,780	$(1,661)	$700,739	$(8,873)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded an other-than-temporary impairment of $7 thousand in the six months ended June 30, 2016 for one security in an unrealized loss position that we sold in the three months ended June 30, 2016. There were no other-than-temporary impairments of investments in the six months ended June 30, 2015.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million as of June 30, 2016 and $8.5 million as of December 31, 2015. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments required to be on deposit in these trusts was $272.9 million at June 30, 2016 and $171.5 million at December 31, 2015.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Fixed maturities	$7,197	$5,115	$13,852	$9,768
Short-term investments	30	17	63	29
Gross investment income	7,227	5,132	13,915	9,797
Investment expenses	(526)	(412)	(1,031)	(797)
Net investment income	$6,701	$4,720	$12,884	$9,000

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Accounts Receivable

Accounts receivable consists of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Premiums receivable	$18,441	$16,034
Other receivables	2,684	603
Total accounts receivable	21,125	16,637
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$21,125	$16,637

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

($ in thousands)	2016	2015
Reserve for losses and LAE at beginning of period	$17,760	$8,427
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	17,760	8,427
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	9,568	6,079
Prior years	(2,873)	(1,766)
Net incurred losses during the current period	6,695	4,313
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	112	140
Prior years	1,869	669
Net loss and LAE payments during the current period	1,981	809
Net reserve for losses and LAE at end of period	22,474	11,931
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$22,474	$11,931

Loans in default at end of period	1,174	605

For the six months ended June 30, 2016, $1.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $2.9 million favorable prior year development during the six months ended June 30, 2016. Reserves remaining as of June 30, 2016 for prior years are $13.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2015, $0.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There had been a $1.8 million favorable prior year development during the six months ended June 30, 2015. Reserves remaining as of June 30, 2015 for prior years were $6.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Debt Obligations

Revolving Credit Facility

On April 19, 2016, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc., entered into a three-year, secured revolving credit facility with a committed capacity of $200 million (the “Facility”). Borrowings under the Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Facility are secured by certain assets of Essent Group, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERS compliance. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Facility, including its covenants. As of the date of this Quarterly Report, the Company was in compliance with the covenants and no amounts had been borrowed under the Facility.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $42,173 and $13,403 related to remedies for the six months ended June 30, 2016 and 2015. As of June 30, 2016, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2016 are not material to our financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2016, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the six months ended June 30, 2016:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,294	$15.15	890	$12.31	544	$19.84
Granted	209	17.01	181	17.01	203	17.73
Vested	—	N/A	(414)	9.72	(249)	19.61
Forfeited	—	N/A	(5)	0.23	(8)	18.36
Outstanding at June 30, 2016	1,503	$15.41	652	$15.36	490	$19.11

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

In connection with our incentive program covering bonus awards for performance year 2015, in February 2016, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2017, 2018 and 2019. In May 2016, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares or share units that vested was $14.2 million and $20.6 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $23.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2016 and we expect to recognize the expense over a weighted average period of 1.8 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 178,739 in the six months ended June 30, 2016. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of June 30, 2016.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Compensation expense	$4,167	$3,335	$7,949	$6,596
Income tax benefit	1,346	984	2,558	2,125

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income	$52,258	$37,193	$100,209	$72,031
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$52,258	$37,193	$100,209	$72,031
Basic earnings per share	$0.57	$0.41	$1.10	$0.80
Diluted earnings per share	$0.57	$0.41	$1.09	$0.79
Basic weighted average shares outstanding	90,912	90,344	90,848	90,265
Dilutive effect of nonvested shares	1,226	1,330	1,151	1,329
Diluted weighted average shares outstanding	92,138	91,674	91,999	91,594

There were 37,918 and 50,372 antidilutive shares for the three months ended June 30, 2016 and 2015, respectively and 192,765 and 150,718 antidilutive shares for the six months ended June 30, 2016 and 2015, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of June 30, 2016, 100% of the performance-based share awards would be issuable under the terms of the arrangements if June 30, 2016 was the end of the performance period. Based on the compounded annual book value per share growth as of June 30, 2015, 100% of the performance-based share awards would have been issuable under the terms of the arrangements if June 30, 2015 was the end of the performance period.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$19,734	$(6,474)	$13,260
Other comprehensive income (loss):
Unrealized holding gains arising during the period	16,334	(5,185)	11,149
Less: Reclassification adjustment for gains included in net income (1)	(583)	136	(447)
Net unrealized gains on investments	15,751	(5,049)	10,702
Other comprehensive income	15,751	(5,049)	10,702
Balance at end of period	$35,485	$(11,523)	$23,962

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	35,885	(11,030)	24,855
Less: Reclassification adjustment for gains included in net income (1)	(1,061)	267	(794)
Net unrealized gains on investments	34,824	(10,763)	24,061
Other comprehensive income	34,824	(10,763)	24,061
Balance at end of period	$35,485	$(11,523)	$23,962

	Three Months Ended June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$13,711	$(4,155)	$9,556
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(12,203)	3,888	(8,315)
Less: Reclassification adjustment for gains included in net income (1)	(568)	114	(454)
Net unrealized losses on investments	(12,771)	4,002	(8,769)
Other comprehensive loss	(12,771)	4,002	(8,769)
Balance at end of period	$940	$(153)	$787

	Six Months Ended June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$6,712	$(2,045)	$4,667
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(4,555)	1,551	(3,004)
Less: Reclassification adjustment for gains included in net income (1)	(1,217)	341	(876)
Net unrealized losses on investments	(5,772)	1,892	(3,880)
Other comprehensive loss	(5,772)	1,892	(3,880)
Balance at end of period	$940	$(153)	$787

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

June 30, 2016 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$201,802	$201,802
U.S. agency securities	14,339	14,339
U.S. agency mortgage-backed securities	204,254	204,254
Municipal debt securities	330,203	330,203
Corporate debt securities	390,425	390,425
Mortgage-backed securities	50,604	50,604
Asset-backed securities	129,312	129,312
Money market funds	114,235	114,235
Total investments	$1,435,174	$1,435,174
Financial Liabilities:
Derivative liabilities	$2,012	$2,012

December 31, 2015 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$177,607	$177,607
U.S. agency securities	13,782	13,782
U.S. agency mortgage-backed securities	159,602	159,602
Municipal debt securities	279,828	279,828
Corporate debt securities	396,732	396,732
Mortgage-backed securities	55,356	55,356
Asset-backed securities	126,629	126,629
Money market funds	67,098	67,098
Total investments	$1,276,634	$1,276,634
Financial Liabilities:
Derivative liabilities	$1,232	$1,232

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

June 30, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$201,802	$—	$—	$201,802
U.S. agency securities	—	14,339	—	14,339
U.S. agency mortgage-backed securities	—	204,254	—	204,254
Municipal debt securities	—	330,203	—	330,203
Corporate debt securities	—	390,425	—	390,425
Mortgage-backed securities	—	50,604	—	50,604
Asset-backed securities	—	129,312	—	129,312
Money market funds	114,235	—	—	114,235
Total assets at fair value	$316,037	$1,119,137	$—	$1,435,174
Financial Liabilities:
Derivative liabilities	$—	$—	$2,012	$2,012
Total liabilities at fair value	$—	$—	$2,012	$2,012

December 31, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$177,607	$—	$—	$177,607
U.S. agency securities	—	13,782	—	13,782
U.S. agency mortgage-backed securities	—	159,602	—	159,602
Municipal debt securities	—	279,828	—	279,828
Corporate debt securities	—	396,732	—	396,732
Mortgage-backed securities	—	55,356	—	55,356
Asset-backed securities	—	126,629	—	126,629
Money market funds	67,098	—	—	67,098
Total assets at fair value	$244,705	$1,031,929	$—	$1,276,634
Financial Liabilities:
Derivative liabilities	$—	$—	$1,232	$1,232
Total liabilities at fair value	$—	$—	$1,232	$1,232

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the three and six months ended June 30, 2016 and 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the net realized and unrealized losses related to the Level 3 liabilities in the condensed consolidated balance sheets at June 30, 2016 and 2015. During the six months ended June 30, 2016, and in the year ended December 31, 2015, we had no Level 3 assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Level 3 Liabilities
Fair value of derivative liabilities at beginning of period	$898	$1,959	$1,232	$661
Net realized and unrealized losses included in income	755	391	78	1,140
Other comprehensive income (loss)	—	—	—	—
Purchases, sales, issues and settlements, net	359	370	702	919
Gross transfers in	—	—	—	—
Gross transfers out	—	—	—	—
Fair value of derivative liabilities at end of period	$2,012	$2,720	$2,012	$2,720

Changes in net unrealized losses included in income on instruments held at end of period	$755	$391	$78	$1,140

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of June 30, 2016 and December 31, 2015:

June 30, 2016
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$2,012	Discounted cash flows	Constant prepayment rate	14.81%
			Default rate	0.30%
			Reference STACR credit spread	3.69%

December 31, 2015
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$1,232	Discounted cash flows	Constant prepayment rate	10.60%
			Default rate	0.50%
			Reference STACR credit spread	3.93%

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

(In thousands)	2016	2015
Essent Guaranty
Statutory net income	$100,026	$84,386
Statutory surplus	545,665	502,997
Contingency reserve liability	392,928	244,320

Essent PA
Statutory net income	$6,980	$8,090
Statutory surplus	45,516	45,087
Contingency reserve liability	32,198	22,469

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

At June 30, 2016 and 2015, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2016 and December 31, 2015, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2016, Essent Guaranty increased its contingency reserve by $77.9 million and Essent PA increased its contingency reserve by $4.7 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2016 or 2015.

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

The statutory capital and surplus and statutory income for Essent Re at June 30, 2016 was as follows:

(In thousands)	Actual	Required
Statutory capital and surplus:	$269,358	$1,000

Statutory net income:	$21,396

Statutory capital and surplus and net income determined in accordance with statutory accounting practices differs from GAAP. In the six months ended June 30, 2016, the more significant differences from GAAP for Essent Re relate to policy acquisition costs and accounting for insurance and certain reinsurance policies issued in connection with the ACIS program. Under statutory accounting practices, policy acquisition costs are charged to expense when the related premiums are written while such costs are capitalized and amortized to expense over the life of the policy under GAAP. Under statutory accounting practices, the insurance and reinsurance policies issued in connection with the ACIS program are accounted for as insurance with premium received recorded as premiums earned. Under GAAP, the insurance and certain reinsurance policies for the ACIS program are accounted for as derivatives with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2016 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 12.1% Market Share for the six months ended June 30, 2016. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

We had master policy relationships with approximately 1,340 customers as of June 30, 2016. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 362 employees as of June 30, 2016. We generated new insurance written of approximately $8.7 billion and $14.2 billion for the three and six months ended June 30, 2016, respectively, compared to approximately $7.3 billion and $12.6 billion for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had approximately $72.3 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance, Ltd., which we refer to as "Essent Re." As of June 30, 2016, Essent Re provides insurance or reinsurance in connection with GSE risk-share transactions covering approximately $305.4 million of risk on mortgage loans in reference pools associated with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2016 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2016, monthly and single premium policies comprised 78.7% and 21.3% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 81.0% at June 30, 2016. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2016. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Provision for Losses and Loss Adjustment Expenses

The provision for losses and loss adjustment expenses reflects the current expense that is recorded within a particular period to reflect actual and estimated loss payments that we believe will ultimately be made as a result of insured loans that are in default.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 77% of our IIF as of June 30, 2016 having been originated since January 1, 2014. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2016, 77% of our IIF relates to business written since January 1, 2014 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 65% of other underwriting and operating expenses for each of the three and six months ended June 30, 2016, compared to 64% and 65% of other underwriting and operating expenses for the three and six months ended June 30, 2015, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased as we have increased our staffing from 332 employees at January 1, 2015 to 362 at June 30, 2016, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2016 and 2015 for our U.S. mortgage insurance portfolio. In addition, this table includes our risk in force ("RIF") at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
IIF, beginning of period	$67,716,741	$53,253,632	$65,242,453	$50,762,594
NIW - Flow	8,715,171	7,225,401	14,081,846	12,572,221
NIW - Bulk	—	61,258	93,054	61,258
Cancellations	(4,164,813)	(3,104,432)	(7,150,254)	(5,960,214)
IIF, end of period	$72,267,099	$57,435,859	$72,267,099	$57,435,859
Average IIF during the period	$69,746,972	$55,224,827	$68,145,618	$53,649,683
RIF, end of period	$17,937,364	$13,992,701	$17,937,364	$13,992,701

Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. The following is a summary of our IIF at June 30, 2016 by vintage:

($ in thousands)	$	%
2016 (through June 30)	$13,972,443	19.3%
2015	23,791,225	32.9
2014	17,543,691	24.3
2013	11,480,248	15.9
2012	4,711,211	6.5
2011	727,498	1.0
2010	40,783	0.1
	$72,267,099	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the three and six months ended June 30, 2016, our average premium rate was 0.57% and 0.56%, respectively, as compared to 0.57% for each of the three and six months ended June 30, 2015.

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

As of June 30, 2016, our combined net risk in force for our U.S. insurance companies was $15.0 billion and our combined statutory capital was $1.0 billion, resulting in a risk-to-capital ratio of 14.8 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the six months ended June 30, 2016, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries. During the six months ended June 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Net premiums written	$108,513	$92,399	$208,979	$174,656
Increase in unearned premiums	(7,802)	(14,038)	(13,865)	(21,257)
Net premiums earned	100,711	78,361	195,114	153,399
Net investment income	6,701	4,720	12,884	9,000
Realized investment gains, net	583	568	1,054	1,217
Other income	170	418	1,579	462
Total revenues	108,165	84,067	210,631	164,078

Losses and expenses:
Provision for losses and LAE	2,964	2,314	6,695	4,313
Other underwriting and operating expenses	31,409	27,148	62,797	54,646
Total losses and expenses	34,373	29,462	69,492	58,959
Income before income taxes	73,792	54,605	141,139	105,119
Income tax expense	21,534	17,412	40,930	33,088
Net income	$52,258	$37,193	$100,209	$72,031

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

For the three months ended June 30, 2016, we reported net income of $52.3 million, compared to net income of $37.2 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, we reported net income of $100.2 million, compared to net income of $72.0 million for the six months ended June 30, 2015. The increase in our operating results in 2016 over the same periods in 2015 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2016 by 29% compared to the three months ended June 30, 2015 primarily due to the increase in our average IIF from $55.2 billion at June 30, 2015 to $69.7 billion at June 30, 2016. The average premium rate was 0.57% for the three months ended June 30, 2016 and 2015. Net premiums earned increased in the six months ended June 30, 2016 by 27% compared to the six months ended June 30, 2015 due to the increase in our average IIF from $53.6 billion at June 30, 2015 to $68.1 billion at June 30, 2016, partially offset by a decrease in the average premium rate from 0.57% in the six months ended June 30, 2015 to 0.56% in the six months ended June 30, 2016. The decrease in the average premium rate is due primarily to a decrease in premium earned on the cancellation of non-refundable single premium policies relative to average IIF in the respective periods.

The increase in net premiums written was due primarily to the increase in average IIF of 26% for the three months ended June 30, 2016 and 27% for the six months ended June 30, 2016 as compared to the same periods in 2015. Net premiums written increased in the three and six months ended June 30, 2016 by 17% and 20%, respectively, over the three and six months ended June 30, 2015.

In the three months ended June 30, 2016 and 2015, unearned premiums increased by $7.8 million and $14.0 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $27.0 million and $28.2 million, respectively, which was partially offset by $19.2 million and $14.2 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2016 and 2015, unearned premiums increased by $13.9 million and $21.3 million, respectively. This was a result of net premiums written on single premium policies of $50.2 million and $49.4 million, respectively, which was partially offset by $36.3 million and $28.1 million, respectively, of unearned premium that was recognized in earnings during the period.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Fixed maturities	$7,197	$5,115	$13,852	$9,768
Short-term investments	30	17	63	29
Gross investment income	7,227	5,132	13,915	9,797
Investment expenses	(526)	(412)	(1,031)	(797)
Net investment income	$6,701	$4,720	$12,884	$9,000

The increase in net investment income for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance was $1.4 billion for the three months ended June 30, 2016 compared to $1.1 billion for the three months ended June 30, 2015. The average cash and investment portfolio balance was $1.3 billion for the six months ended June 30, 2016 compared to $1.1 billion for the six months ended June 30, 2015. The pre-tax investment income yield increased from 1.8% in each of the three and six months ended June 30, 2015 to 2.1% in each of the three and six months ended June 30, 2016 primarily due to an increase in our longer duration investment positions. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The decrease in other income for the three months ended June 30, 2016 was primarily due to a $0.8 million decrease in the estimated fair value of our ACIS contracts resulting from the increase in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes issued by Freddie Mac, partially offset by an increase in contract underwriting revenue. For the same period in 2015, other income includes a $0.4 million decrease in the estimated fair value of our ACIS contracts resulting from the increase in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes. The increase in other income for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $1.1 million decrease in the estimated fair value of our ACIS contracts recorded in 2015 resulting from the increase in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes issued by Freddie Mac.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily due to increases in the number of insured loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning default inventory	1,060	505	1,028	457
Plus: new defaults	754	385	1,523	766
Less: cures	(608)	(270)	(1,314)	(590)
Less: claims paid	(31)	(15)	(61)	(28)
Less: rescissions and denials	(1)	—	(2)	—
Ending default inventory	1,174	605	1,174	605

The increase in the number of defaults at June 30, 2016 compared to June 30, 2015 was primarily due to the increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of June 30,
	2016	2015
Case reserves (in thousands)	$20,625	$10,958
Ending default inventory	1,174	605
Average case reserve per default (in thousands)	$17.6	$18.1
Default rate	0.36%	0.23%
Claims received included in ending default inventory	37	15

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

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Reserve for losses and LAE at beginning of period	$20,470	$10,065	$17,760	$8,427
Add provision for losses and LAE occurring in:
Current period	4,488	3,374	9,568	6,079
Prior years	(1,524)	(1,060)	(2,873)	(1,766)
Incurred losses during the current period	2,964	2,314	6,695	4,313
Deduct payments for losses and LAE occurring in:
Current period	111	140	112	140
Prior years	849	308	1,869	669
Loss and LAE payments during the current period	960	448	1,981	809
Reserve for losses and LAE at end of period	$22,474	$11,931	$22,474	$11,931

	As of June 30, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	565	48%	$4,494	22%	$30,478	15%
Four to eleven payments	446	38	10,196	49	24,520	42
Twelve or more payments	126	11	4,431	22	6,703	66
Pending claims	37	3	1,504	7	1,693	89
Total case reserves	1,174	100%	20,625	100%	$63,394	33
IBNR			1,547
LAE and other			302
Total reserves for losses and LAE			$22,474

	As of June 30, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	289	48%	$2,797	26%	$16,188	17%
Four to eleven payments	243	40	5,680	52	12,715	45
Twelve or more payments	58	10	2,003	18	2,500	80
Pending claims	15	2	478	4	540	89
Total case reserves	605	100%	10,958	100%	$31,943	34
IBNR			822
LAE and other			151
Total reserves for losses and LAE			$11,931

During the three months ended June 30, 2016, the provision for losses and LAE was $3.0 million, comprised of $4.5 million of current year losses partially offset by $1.5 million of favorable prior years’ loss development. During the three months ended June 30, 2015, the provision for losses and LAE was $2.3 million, comprised of $3.4 million of current year losses partially offset by $1.1 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2016, the provision for losses and LAE was $6.7 million, comprised of $9.6 million of current year losses partially offset by $2.9 million of favorable prior years’ loss development. During the six months ended June 30, 2015, the provision for losses and LAE was $4.3 million, comprised of $6.1 million of current year losses partially offset by $1.8 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Number of claims paid	31	15	61	28
Amount of claims paid	$924	$431	$1,922	$780
Claim severity	71%	88%	81%	81%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$20,396	65%	$17,477	64%	$40,702	65%	$35,663	65%
Other	11,013	35	9,671	36	22,095	35	18,983	35
	$31,409	100%	$27,148	100%	$62,797	100%	$54,646	100%

Number of employees at end of period						362		355

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in our workforce to 362 at June 30, 2016 from 332 at January 1, 2015. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $21.5 million and $17.4 million for the three months ended June 30, 2016 and 2015, respectively. Our income tax expense was $40.9 million and $33.1 million for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 29.2% and 31.9% for the three months ended June 30, 2016 and 2015, respectively, and 29.0% and 31.5% for the six months ended June 30, 2016 and 2015, respectively. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision. In the three months ended June 30, 2016 and 2015, our effective tax rate reflects the impact of the change in our expectations for the proportion of consolidated earnings to be generated in the United States compared to Bermuda in each year. We expect the proportion of our consolidated earnings generated in Bermuda to be higher in 2016 than in 2015 as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty and Essent Re. Bermuda does not have a corporate income tax.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio and interest income on the portfolio;

•	net premiums that we will receive from our existing IIF as well as policies that we write in the future;

•	borrowings under our revolving credit facility; and

•	issuance of capital shares.

Our obligations consist primarily of:

•	claim payments under our policies; and

•	the other costs and operating expenses of our business.

As of June 30, 2016, we had substantial liquidity with cash of $16.2 million, short-term investments of $129.2 million and fixed maturity investments of $1.3 billion. We also had $200 million available under our revolving credit facility and had no debt outstanding. At June 30, 2016, net cash and investments at the holding company was $42.3 million.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2016, Essent Guaranty had negative unassigned surplus of approximately $19.6 million and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2016. Essent Guaranty has paid no dividends since its inception. Essent PA had unassigned surplus of approximately $6.5 million as of June 30, 2016. During the six months ended June 30, 2016, Essent PA paid to its parent company, Essent US Holdings, Inc., a $3.75 million dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2016, Essent Re had total equity of $276.5 million. At June 30, 2016, our insurance subsidiaries were in compliance with these rules, regulations and agreements. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$122,067	$89,846
Net cash used in investing activities	(125,550)	(85,418)
Net cash used in financing activities	(4,951)	(3,249)
Net (decrease) increase in cash	$(8,434)	$1,179

Operating Activities

Cash flow provided by operating activities totaled $122.1 million for the six months ended June 30, 2016 as compared to $89.8 million for the six months ended June 30, 2015. The increase in cash flow from operating activities of $32.2 million in 2016 was primarily a result of increases in premiums collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $125.6 million for the six months ended June 30, 2016 as compared to $85.4 million for the six months ended June 30, 2015. The increase in cash flow used in investing activities primarily related to investing cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $5.0 million for the six months ended June 30, 2016, as compared to $3.2 million for the six months ended June 30, 2015. The increase in cash flow used in financing activities was primarily related to the payment of issuance costs for the revolving line of credit.

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

During the six months ended June 30, 2016, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries. During the six months ended June 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2016 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$592,221
Contingency reserves	425,126
Combined statutory capital	$1,017,347
Combined net risk in force	$15,023,472
Combined risk-to-capital ratio	14.8:1

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

Essent Re has entered into risk-share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  During the six months ended June 30, 2016, Essent Group Ltd. made capital contributions to Essent Re of $30.0 million to support new business. As of June 30, 2016, Essent Re had total stockholders’ equity of $276.5 million and net risk in force of $3.2 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is Baa2 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of June 30, 2016, Essent Guaranty's Available Assets were $1.06 billion and its Minimum Required Assets were $993 million based on our interpretation of the PMIERs.

Financial Condition

Stockholders’ Equity

As of June 30, 2016, stockholders’ equity was $1.2 billion compared to $1.1 billion as of December 31, 2015. This increase was primarily due to net income generated in 2016, as well as an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

The total fair value of our investment portfolio was $1.4 billion as of June 30, 2016 and $1.3 billion as of December 31, 2015. In addition, our total cash was $16.2 million as of June 30, 2016, compared to $24.6 million as of December 31, 2015.

Investment Portfolio by Asset Class

Asset Class	June 30, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$201,802	14.1%	$177,607	13.9%
U.S. agency securities	14,339	1.0	13,782	1.1
U.S. agency mortgage-backed securities	204,254	14.2	159,602	12.5
Municipal debt securities(1)	330,203	23.0	279,828	21.9
Corporate debt securities(2)	390,425	27.2	396,732	31.1
Mortgage-backed securities	50,604	3.5	55,356	4.3
Asset-backed securities	129,312	9.0	126,629	9.9
Money market funds	114,235	8.0	67,098	5.3
Total Investments	$1,435,174	100.0%	$1,276,634	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	65.4%	70.4%
General obligation bonds	30.2	24.5
Certificate of participation bonds	3.5	4.0
Tax allocation bonds	0.9	1.1
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	42.1%	44.9%
Consumer, non-cyclical	19.3	14.8
Energy	6.6	9.0
Utilities	6.5	5.0
Communications	6.2	7.1
Consumer, cyclical	6.2	6.2
Industrial	5.3	5.2
Technology	4.8	3.8
Basic materials	3.0	4.0
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	June 30, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$680,656	47.4%	$554,789	43.5%
Aa1	89,465	6.2	74,322	5.8
Aa2	94,692	6.6	89,533	7.0
Aa3	78,288	5.5	68,587	5.4
A1	128,307	8.9	126,920	9.9
A2	103,730	7.2	122,745	9.6
A3	85,951	6.0	87,781	6.9
Baa1	77,687	5.4	80,137	6.3
Baa2	74,956	5.2	51,528	4.0
Baa3	16,414	1.2	19,662	1.5
Below Baa3 / Unrated	5,028	0.4	630	0.1
Total Investments	$1,435,174	100.0%	$1,276,634	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	June 30, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$326,315	22.8%	$235,001	18.4%
1 to < 2 Years	193,781	13.5	141,995	11.1
2 to < 3 Years	164,836	11.5	214,274	16.8
3 to < 4 Years	137,933	9.6	104,772	8.2
4 to < 5 Years	138,221	9.6	141,428	11.1
5 or more Years	474,088	33.0	439,164	34.4
Total Investments	$1,435,174	100.0%	$1,276,634	100.0%

Top Ten Portfolio Holdings

	June 30, 2016
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.125% 5/15/2025	$21,238	$19,728	$1,510	Aaa
2	Ginnie Mae 4.000% 8/20/2045	18,321	18,192	129	Aaa
3	U.S. Treasury 2.250% 11/15/2024	17,606	16,861	745	Aaa
4	U.S. Treasury 5.250% 11/15/2028	15,766	15,044	722	Aaa
5	U.S. Treasury 0.000% 7/7/2016	15,000	15,000	—	Aaa
6	Freddie Mac 2.500% 10/1/2030	14,759	14,583	176	Aaa
7	U.S. Treasury 1.625% 2/15/2026	13,280	12,843	437	Aaa
8	Fannie Mae 1.500% 6/22/2020	12,335	12,137	198	Aaa
9	Fannie Mae 3.000% 7/25/2045	12,173	11,950	223	Aaa
10	U.S. Treasury 1.625% 7/31/2020	11,478	11,232	246	Aaa
Total		$151,956	$147,570	$4,386
Percent of Investment Portfolio		10.6%

(1)
As of June 30, 2016, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2016:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,891	$8,488	Baa1
City of Houston	5,895	5,621	Aa3
University of Houston System	3,493	3,382	Aa2
Dallas/Fort Worth International Airport	3,135	2,764	A1
City of El Paso	2,623	2,548	Aa2
City of Austin	2,474	2,234	A1
Harris County Cultural Education	1,987	2,000	A1
City of Dallas	1,918	1,763	Aa1
Alamo Community College District	1,729	1,690	Aaa
Tarrant Regional Water District	1,657	1,557	Aaa
City of College Station	1,518	1,512	Aa2
Bryan Independent School District	1,389	1,368	Aaa
City of San Antonio	1,370	1,239	A1
Spring Independent School District	1,315	1,283	Aaa
Alvin Independent School District	1,245	1,247	Aaa
City of Corpus Christi	1,234	1,128	A1
Pharr-San Juan-Alamo Independent School District	1,131	1,132	Aaa
Pasadena Independent School District	1,054	1,046	Aaa
Tarrant County Cultural Education	1,028	1,023	Aa2
San Jacinto Community College District	933	868	Aa3
Harlandale Independent School District	889	882	Aaa
	$46,908	$44,775

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2015 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards under evaluation.

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

At June 30, 2016, the effective duration of our investment portfolio, including cash, was 3.6 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.6% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this Quarterly Report.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2016. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	—	N/A	—	—
May 1 - May 31, 2016	1,260	$20.55	—	—
June 1 - June 30, 2016	—	N/A	—	—
Total	1,260		—	—

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1*	Agreement dated August 4, 2016 between Essent Guaranty, Inc. and Adolfo Marzol (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
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

ESSENT GROUP LTD.

Date:	August 5, 2016	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	August 5, 2016	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2016	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Agreement dated August 4, 2016 between Essent Guaranty, Inc. and Adolfo Marzol (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.