Form 10-Q
period 2016-09-30
Essent Group Ltd.
filed 2016-11-04
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
 The number of the registrant’s common shares outstanding as of November 1, 2016 was 93,105,055.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2016	2015
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2016 — $1,399,093; 2015 — $1,189,978)	$1,431,673	$1,190,638
Short-term investments (amortized cost: 2016 — $150,483; 2015 — $85,994)	150,483	85,996
Total investments	1,582,156	1,276,634
Cash	16,336	24,606
Accrued investment income	8,858	7,768
Accounts receivable	20,253	16,637
Deferred policy acquisition costs	13,013	11,529
Property and equipment (at cost, less accumulated depreciation of $45,567 in 2016 and $42,479 in 2015)	8,291	9,021
Prepaid federal income tax	163,022	119,412
Other assets	5,799	3,492
Total assets	$1,817,728	$1,469,099

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$25,731	$17,760
Unearned premium reserve	219,996	201,045
Net deferred tax liability	140,641	87,964
Revolving credit facility borrowings	50,000	—
Securities purchases payable	45,770	14,996
Other accrued liabilities	25,375	28,093
Total liabilities	507,513	349,858
Commitments and contingencies
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued - 93,102 shares in 2016 and 92,650 shares in 2015	1,397	1,390
Additional paid-in capital	913,215	904,221
Accumulated other comprehensive income (loss)	21,954	(99)
Retained earnings	373,649	213,729
Total stockholders’ equity	1,310,215	1,119,241
Total liabilities and stockholders’ equity	$1,817,728	$1,469,099

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Net premiums written	$115,887	$97,478	$324,866	$272,134
Increase in unearned premiums	(5,086)	(13,784)	(18,951)	(35,041)
Net premiums earned	110,801	83,694	305,915	237,093
Net investment income	6,781	5,322	19,665	14,322
Realized investment gains, net	435	548	1,489	1,765
Other income	3,237	2,172	4,816	2,634
Total revenues	121,254	91,736	331,885	255,814

Losses and expenses:
Provision for losses and LAE	4,965	3,393	11,660	7,706
Other underwriting and operating expenses	32,848	28,714	95,645	83,360
Total losses and expenses	37,813	32,107	107,305	91,066

Income before income taxes	83,441	59,629	224,580	164,748
Income tax expense	23,730	18,808	64,660	51,896
Net income	$59,711	$40,821	$159,920	$112,852

Earnings per share:
Basic	$0.66	$0.45	$1.76	$1.25
Diluted	0.65	0.44	1.74	1.23

Weighted average shares outstanding:
Basic	90,961	90,418	90,886	90,317
Diluted	92,399	91,841	92,133	91,678

Net income	$59,711	$40,821	$159,920	$112,852

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($897) and $2,013 in the three months ended September 30, 2016 and 2015 and $9,866 and $121 in the nine months ended September 30, 2016 and 2015	(2,008)	4,260	22,053	380
Total other comprehensive (loss) income	(2,008)	4,260	22,053	380
Comprehensive income	$57,703	$45,081	$181,973	$113,232

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2015	$1,388	$893,285	$4,667	$56,398	$—	$955,738

Net income				157,331		157,331
Other comprehensive loss			(4,766)			(4,766)
Issuance of management incentive shares	6	(6)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		13,633				13,633
Excess tax benefits from stock-based compensation expense		2,420				2,420
Treasury stock acquired					(5,168)	(5,168)
Cancellation of treasury stock	(3)	(5,165)			5,168	—
Other equity transactions		53				53
Balance at December 31, 2015	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				159,920		159,920
Other comprehensive income			22,053			22,053
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		11,902				11,902
Excess tax benefits from stock-based compensation expense		1,062				1,062
Treasury stock acquired					(3,963)	(3,963)
Cancellation of treasury stock	(3)	(3,960)			3,963	—
Balance at September 30, 2016	$1,397	$913,215	$21,954	$373,649	$—	$1,310,215

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Operating Activities
Net income	$159,920	$112,852
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,489)	(1,765)
Depreciation and amortization	3,088	2,386
Stock-based compensation expense	11,902	9,959
Amortization of premium on investment securities	8,073	7,244
Deferred income tax provision	42,811	40,077
Excess tax benefits from stock-based compensation	(1,062)	(2,390)
Change in:
Accrued investment income	(1,090)	(1,624)
Accounts receivable	(3,616)	(2,821)
Deferred policy acquisition costs	(1,484)	(1,632)
Prepaid federal income tax	(43,610)	(47,739)
Other assets	118	1,263
Reserve for losses and LAE	7,971	6,121
Unearned premium reserve	18,951	35,041
Accrued liabilities	(1,656)	2,214
Net cash provided by operating activities	198,827	159,186

Investing Activities
Net change in short-term investments	(64,487)	89,088
Purchase of investments available for sale	(451,223)	(587,878)
Proceeds from maturity of investments available for sale	21,868	7,525
Proceeds from sales of investments available for sale	244,429	332,853
Purchase of property and equipment, net	(2,358)	(3,232)
Net cash used in investing activities	(251,771)	(161,644)

Financing Activities
Revolving credit facility borrowings	50,000	—
Treasury stock acquired	(3,963)	(5,135)
Payment of issuance costs for revolving credit facility	(2,425)	—
Excess tax benefits from stock-based compensation	1,062	2,390
Payment of offering costs	—	(537)
Other financing activities	—	52
Net cash provided by (used in) financing activities	44,674	(3,230)

Net decrease in cash	(8,270)	(5,688)
Cash at beginning of year	24,606	24,411
Cash at end of period	$16,336	$18,723

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(22,800)	$(8,500)

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2015, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2016 prior to the issuance of these condensed consolidated financial statements.

Note 2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB delayed the effective date for this update to interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements; however, this update is not expected to impact the recognition of revenue related to insurance premiums or investments, which represent a significant portion of our total revenues.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (Topic 944). The amendments in this update require insurance entities to disclose certain information about the liability for unpaid claims and claim adjustment expenses. The additional information required is focused on improvements in disclosures regarding insurance liabilities, including the nature, amount, timing, and uncertainty of cash flows related to those liabilities and the effect of those cash flows on the statement of comprehensive income. The disclosures required by this update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, and is to be applied retrospectively. The Company is currently evaluating the new disclosures required by this ASU.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period. In addition, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity. Further, the new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company expects to elect to recognize forfeitures as they occur and estimates that the initial adoption of this update will not have a material impact on stockholders' equity as of January 1, 2017. The classification of excess tax benefits and tax deficiencies as income tax benefit or expense may result in net income volatility in reporting periods subsequent to 2016. To date, realized excess tax benefits have been recognized in additional paid-in-capital. The amount of excess tax benefits or tax deficiencies in future periods will vary based on the market value of the Company’s common stock at the vesting dates of nonvested common share and nonvested common share units.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This update is intended to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of an allowance for credit losses. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance rather than as a write-down of the amortized cost of the securities. The provisions of this update are effective for annual and interim periods beginning after December 15, 2019. While the Company is still evaluating this ASU, we do not expect it to impact our accounting for insurance losses and loss adjustment expenses ("LAE") as these items are not within the scope of this ASU.

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

September 30, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$188,547	$4,335	$(113)	$192,769
U.S. agency securities	17,319	78	(12)	17,385
U.S. agency mortgage-backed securities	280,878	3,814	(82)	284,610
Municipal debt securities(1)	318,264	13,908	(109)	332,063
Corporate debt securities(2)	433,824	10,237	(179)	443,882
Mortgage-backed securities	47,569	1,209	(313)	48,465
Asset-backed securities	127,691	447	(640)	127,498
Money market funds	135,484	—	—	135,484
Total investments available for sale	$1,549,576	$34,028	$(1,448)	$1,582,156

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$178,460	$235	$(1,088)	$177,607
U.S. agency securities	13,955	5	(178)	13,782
U.S. agency mortgage-backed securities	160,181	474	(1,053)	159,602
Municipal debt securities(1)	272,733	7,357	(262)	279,828
Corporate debt securities(2)	399,246	1,338	(3,852)	396,732
Mortgage-backed securities	56,380	97	(1,121)	55,356
Asset-backed securities	127,919	29	(1,319)	126,629
Money market funds	67,098	—	—	67,098
Total investments available for sale	$1,275,972	$9,535	$(8,873)	$1,276,634

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	65.3%	70.4%
General obligation bonds	29.6	24.5
Certificate of participation bonds	3.4	4.0
Tax allocation bonds	0.9	1.1
Special tax bonds	0.8	—
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	39.8%	44.9%
Consumer, non-cyclical	20.3	14.8
Energy	8.4	9.0
Consumer, cyclical	6.4	6.2
Communications	6.3	7.1
Utilities	6.0	5.0
Industrial	4.7	5.2
Technology	4.5	3.8
Basic materials	3.6	4.0
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$29,202	$29,222
Due after 1 but within 5 years	32,161	32,490
Due after 5 but within 10 years	112,209	115,538
Due after 10 years	14,975	15,519
Subtotal	188,547	192,769
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	17,319	17,385
Subtotal	17,319	17,385
Municipal debt securities:
Due in 1 year	5,497	5,531
Due after 1 but within 5 years	102,729	103,752
Due after 5 but within 10 years	121,513	128,980
Due after 10 years	88,525	93,800
Subtotal	318,264	332,063
Corporate debt securities:
Due in 1 year	31,708	31,743
Due after 1 but within 5 years	251,267	254,381
Due after 5 but within 10 years	148,348	155,187
Due after 10 years	2,501	2,571
Subtotal	433,824	443,882
U.S. agency mortgage-backed securities	280,878	284,610
Mortgage-backed securities	47,569	48,465
Asset-backed securities	127,691	127,498
Money market funds	135,484	135,484
Total investments available for sale	$1,549,576	$1,582,156

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Realized gross gains	$520	$663	$2,292	$2,790
Realized gross losses	12	115	723	1,025

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$42,619	$(113)	$—	$—	$42,619	$(113)
U.S. agency securities	6,305	(12)	—	—	6,305	(12)
U.S. agency mortgage-backed securities	39,206	(76)	1,681	(6)	40,887	(82)
Municipal debt securities	20,642	(85)	6,515	(24)	27,157	(109)
Corporate debt securities	44,565	(130)	9,560	(49)	54,125	(179)
Mortgage-backed securities	7,173	(41)	18,208	(272)	25,381	(313)
Asset-backed securities	22,759	(44)	57,934	(596)	80,693	(640)
Total	$183,269	$(501)	$93,898	$(947)	$277,167	$(1,448)

	Less than 12 months		12 months or more		Total
December 31, 2015 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$110,699	$(1,088)	$—	$—	$110,699	$(1,088)
U.S. agency securities	11,362	(178)	—	—	11,362	(178)
U.S. agency mortgage-backed securities	101,465	(915)	3,683	(138)	105,148	(1,053)
Municipal debt securities	47,850	(255)	1,254	(7)	49,104	(262)
Corporate debt securities	252,792	(3,447)	9,404	(405)	262,196	(3,852)
Mortgage-backed securities	23,360	(458)	26,075	(663)	49,435	(1,121)
Asset-backed securities	86,431	(871)	26,364	(448)	112,795	(1,319)
Total	$633,959	$(7,212)	$66,780	$(1,661)	$700,739	$(8,873)

The gross unrealized losses on these investment securities are principally associated with the changes in the interest rate environment subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded other-than-temporary impairments of $73 thousand and $80 thousand in the three and nine months ended September 30, 2016, respectively, on securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date. There were no other-than-temporary impairments of investments in the nine months ended September 30, 2015.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million as of September 30, 2016 and $8.5 million as of December 31, 2015. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments required to be on deposit in these trusts was $304.0 million at September 30, 2016 and $171.5 million at December 31, 2015.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Fixed maturities	$7,296	$5,774	$21,148	$15,542
Short-term investments	39	19	102	48
Gross investment income	7,335	5,793	21,250	15,590
Investment expenses	(554)	(471)	(1,585)	(1,268)
Net investment income	$6,781	$5,322	$19,665	$14,322

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Accounts Receivable

Accounts receivable consists of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Premiums receivable	$19,634	$16,034
Other receivables	619	603
Total accounts receivable	20,253	16,637
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$20,253	$16,637

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

($ in thousands)	2016	2015
Reserve for losses and LAE at beginning of period	$17,760	$8,427
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	17,760	8,427
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	16,387	10,356
Prior years	(4,727)	(2,650)
Net incurred losses during the current period	11,660	7,706
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	467	262
Prior years	3,222	1,323
Net loss and LAE payments during the current period	3,689	1,585
Net reserve for losses and LAE at end of period	25,731	14,548
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$25,731	$14,548

Loans in default at end of period	1,453	814

For the nine months ended September 30, 2016, $3.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $4.7 million favorable prior year development during the nine months ended September 30, 2016. Reserves remaining as of September 30, 2016 for prior years are $9.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2015, $1.3 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There had been a $2.7 million favorable prior year development during the nine months ended September 30, 2015. Reserves remaining as of September 30, 2015 for prior years were $4.5 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Debt Obligations

Revolving Credit Facility

On April 19, 2016, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into a three-year, secured revolving credit facility with a committed capacity of $200 million (the “Facility”). Borrowings under the Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERS. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Facility, including its covenants. As of September 30, 2016, the Company was in compliance with the covenants and $50 million had been borrowed under the Facility with an interest rate of 2.52%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $93,008 and $16,903 related to remedies for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2016 are not material to our financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2016, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the nine months ended September 30, 2016:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,294	$15.15	890	$12.31	544	$19.84
Granted	209	17.01	181	17.01	205	17.78
Vested	—	N/A	(441)	9.46	(250)	19.62
Forfeited	—	N/A	(5)	0.23	(11)	18.12
Outstanding at September 30, 2016	1,503	$15.41	625	$15.79	488	$19.13

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

The total fair value on the vesting date of nonvested shares or share units that vested was $14.8 million and $21.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $19.3 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2016 and we expect to recognize the expense over a weighted average period of 1.7 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 182,286 in the nine months ended September 30, 2016. The tendered shares were recorded at cost, included in treasury stock and have been cancelled as of September 30, 2016.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Compensation expense	$3,953	$3,363	$11,902	$9,959
Income tax benefit	1,270	1,072	3,828	3,197

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income	$59,711	$40,821	$159,920	$112,852
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$59,711	$40,821	$159,920	$112,852
Basic earnings per share	$0.66	$0.45	$1.76	$1.25
Diluted earnings per share	$0.65	$0.44	$1.74	$1.23
Basic weighted average shares outstanding	90,961	90,418	90,886	90,317
Dilutive effect of nonvested shares	1,438	1,423	1,247	1,361
Diluted weighted average shares outstanding	92,399	91,841	92,133	91,678

There were 1,574 and 905 antidilutive shares for the three months ended September 30, 2016 and 2015, respectively and 128,569 and 100,232 antidilutive shares for the nine months ended September 30, 2016 and 2015, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of September 30, 2016, 100% of the performance-based share awards would be issuable under the terms of the arrangements if September 30, 2016 was the end of the performance period. Based on the compounded annual book value per share growth as of September 30, 2015, 100% of the performance-based share awards would have been issuable under the terms of the arrangements if September 30, 2015 was the end of the performance period.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$35,485	$(11,523)	$23,962
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(2,470)	752	(1,718)
Less: Reclassification adjustment for gains included in net income (1)	(435)	145	(290)
Net unrealized losses on investments	(2,905)	897	(2,008)
Other comprehensive loss	(2,905)	897	(2,008)
Balance at end of period	$32,580	$(10,626)	$21,954

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	33,415	(10,278)	23,137
Less: Reclassification adjustment for gains included in net income (1)	(1,496)	412	(1,084)
Net unrealized gains on investments	31,919	(9,866)	22,053
Other comprehensive income	31,919	(9,866)	22,053
Balance at end of period	$32,580	$(10,626)	$21,954

	Three Months Ended September 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$940	$(153)	$787
Other comprehensive income (loss):
Unrealized holding gains arising during the period	6,821	(2,144)	4,677
Less: Reclassification adjustment for gains included in net income (1)	(548)	131	(417)
Net unrealized gains on investments	6,273	(2,013)	4,260
Other comprehensive income	6,273	(2,013)	4,260
Balance at end of period	$7,213	$(2,166)	$5,047

	Nine Months Ended September 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$6,712	$(2,045)	$4,667
Other comprehensive income (loss):
Unrealized holding gains arising during the period	2,266	(593)	1,673
Less: Reclassification adjustment for gains included in net income (1)	(1,765)	472	(1,293)
Net unrealized gains on investments	501	(121)	380
Other comprehensive income	501	(121)	380
Balance at end of period	$7,213	$(2,166)	$5,047

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows:

September 30, 2016 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$192,769	$192,769
U.S. agency securities	17,385	17,385
U.S. agency mortgage-backed securities	284,610	284,610
Municipal debt securities	332,063	332,063
Corporate debt securities	443,882	443,882
Mortgage-backed securities	48,465	48,465
Asset-backed securities	127,498	127,498
Money market funds	135,484	135,484
Total investments	$1,582,156	$1,582,156
Financial Liabilities:
Derivative liabilities	$—	$—

December 31, 2015 (In thousands)	Carrying Amount	Fair Value
Financial Assets:
U.S. Treasury securities	$177,607	$177,607
U.S. agency securities	13,782	13,782
U.S. agency mortgage-backed securities	159,602	159,602
Municipal debt securities	279,828	279,828
Corporate debt securities	396,732	396,732
Mortgage-backed securities	55,356	55,356
Asset-backed securities	126,629	126,629
Money market funds	67,098	67,098
Total investments	$1,276,634	$1,276,634
Financial Liabilities:
Derivative liabilities	$1,232	$1,232

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

•
Derivative liabilities — We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. Through June 30, 2016, certain of our Freddie Mac Agency Credit Insurance Structure ("ACIS") contracts were accounted for as derivatives. In determining an exit market, we considered the fact that there is not a principal market for these contracts. In the absence of a principal market, we valued these ACIS contracts in a hypothetical market where market participants, and potential counterparties, included other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believed that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates. These ACIS contracts were classified as Level 3 of the fair value hierarchy. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than derivatives.

Through June 30, 2016, we determined the fair value of our derivative instruments primarily using internally-generated models. We utilized market observable inputs, such as the performance of the underlying pool of mortgages, mortgage prepayment speeds and pricing spreads on the reference STACR notes issued by Freddie Mac, whenever they were available. There was a high degree of uncertainty about our fair value estimates since our contracts were not traded or exchanged, which made external validation and corroboration of our estimates difficult. Considerable judgment was required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not have been indicative of amounts we could have realized in a market exchange or negotiated termination. The use of different market assumptions or estimation methodologies may have had a material effect on the estimated fair value amounts.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value

All assets measured at fair value are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis.

September 30, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$192,769	$—	$—	$192,769
U.S. agency securities	—	17,385	—	17,385
U.S. agency mortgage-backed securities	—	284,610	—	284,610
Municipal debt securities	—	332,063	—	332,063
Corporate debt securities	—	443,882	—	443,882
Mortgage-backed securities	—	48,465	—	48,465
Asset-backed securities	—	127,498	—	127,498
Money market funds	135,484	—	—	135,484
Total assets at fair value	$328,253	$1,253,903	$—	$1,582,156
Financial Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$177,607	$—	$—	$177,607
U.S. agency securities	—	13,782	—	13,782
U.S. agency mortgage-backed securities	—	159,602	—	159,602
Municipal debt securities	—	279,828	—	279,828
Corporate debt securities	—	396,732	—	396,732
Mortgage-backed securities	—	55,356	—	55,356
Asset-backed securities	—	126,629	—	126,629
Money market funds	67,098	—	—	67,098
Total assets at fair value	$244,705	$1,031,929	$—	$1,276,634
Financial Liabilities:
Derivative liabilities	$—	$—	$1,232	$1,232
Total liabilities at fair value	$—	$—	$1,232	$1,232

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the three and nine months ended September 30, 2016 and 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the net realized and unrealized losses related to the Level 3 liabilities in the condensed consolidated balance sheets at September 30, 2016 and 2015. During the nine months ended September 30, 2016, and in the year ended December 31, 2015, we had no Level 3 assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Level 3 Liabilities
Fair value of derivative liabilities at beginning of period	$2,012	$2,720	$1,232	$661
Net realized and unrealized losses (gains) included in income	(2,012)	(1,258)	(1,934)	(118)
Other comprehensive (income) loss	—	—	—	—
Purchases, sales, issues and settlements, net	—	371	702	1,290
Gross transfers in	—	—	—	—
Gross transfers out	—	—	—	—
Fair value of derivative liabilities at end of period	$—	$1,833	$—	$1,833

Changes in net unrealized losses (gains) included in income on instruments held at end of period	$(2,012)	$(1,258)	$(1,934)	$(118)

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of December 31, 2015:

December 31, 2015
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$1,232	Discounted cash flows	Constant prepayment rate	10.60%
			Default rate	0.50%
			Reference STACR credit spread	3.93%

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

(In thousands)	2016	2015
Essent Guaranty
Statutory net income	$156,138	$128,048
Statutory surplus	560,746	513,402
Contingency reserve liability	436,082	278,820

Essent PA
Statutory net income	$10,038	$11,711
Statutory surplus	46,378	46,093
Contingency reserve liability	34,387	25,038

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

At September 30, 2016 and 2015, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2016 and December 31, 2015, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2016, Essent Guaranty increased its contingency reserve by $121.0 million and Essent PA increased its contingency reserve by $6.9 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the nine months ended September 30, 2016 or 2015.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2015, all such requirements were met.

Essent Re's statutory capital and surplus was $333.5 million as of September 30, 2016, and statutory net income for the nine months ended September 30, 2016 was $35.8 million.

Statutory capital and surplus and net income determined in accordance with statutory accounting practices differs from GAAP. In the nine months ended September 30, 2016, the more significant differences from GAAP for Essent Re relate to policy acquisition costs and accounting for insurance and certain reinsurance policies issued in connection with the ACIS program. Under statutory accounting practices, policy acquisition costs are charged to expense when the related premiums are written while such costs are capitalized and amortized to expense over the life of the policy under GAAP. Under statutory accounting practices, the insurance and reinsurance policies issued in connection with the ACIS program are accounted for as insurance with premium received recorded as premiums earned. Through June 30, 2016, the insurance and certain reinsurance policies for the ACIS program were accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than derivatives. See Note 11.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2016 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 12.4% Market Share for the nine months ended September 30, 2016. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

We had master policy relationships with approximately 1,340 customers as of September 30, 2016. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 372 employees as of September 30, 2016. We generated new insurance written of approximately $10.3 billion and $24.5 billion for the three and nine months ended September 30, 2016, respectively, compared to approximately $7.6 billion and $20.2 billion for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had approximately $77.6 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance, Ltd., which we refer to as "Essent Re." As of September 30, 2016, Essent Re provides insurance or reinsurance in connection with GSE risk share transactions covering approximately $302.2 million of risk on mortgage loans in reference pools associated with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. On November 3, 2016, S&P Global Ratings assigned its BBB+ long-term counterparty and financial strength ratings to Essent Re with a stable outlook.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2016 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2016, monthly and single premium policies comprised 80.9% and 19.1% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 79.4% at September 30, 2016. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2016. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad,” to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. This fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement was automatically extended until November 30, 2017 and provides for two subsequent one-year renewals at Triad’s option.

Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. Through June 30, 2016, the insurance and certain of the reinsurance policies issued by Essent Re in connection with the ACIS program were accounted for as derivatives under U.S. generally accepted accounting principles ("GAAP") with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies were impacted by changes in market observable factors. These policies were amended in the three months ended September 30, 2016 and are now accounted for as insurance rather than as derivatives.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 80% of our IIF as of September 30, 2016 having been originated since January 1, 2014. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2016, 80% of our IIF relates to business written since January 1, 2014 and substantially all of our policies in force are less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 64% and 65% of other underwriting and operating expenses for the three and nine months ended September 30, 2016, respectively, compared to 62% and 64% of other underwriting and operating expenses for the three and nine months ended September 30, 2015, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased as we have increased our staffing from 332 employees at January 1, 2015 to 372 at September 30, 2016, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses resulting in a decline in our expense ratio for the full year 2016 as compared to 2015 and for the full year 2017 as compared to 2016.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2016 and 2015 for our U.S. mortgage insurance portfolio. In addition, this table includes our risk in force ("RIF") at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
IIF, beginning of period	$72,267,099	$57,435,859	$65,242,453	$50,762,594
NIW - Flow	10,299,161	7,384,654	24,381,007	19,956,875
NIW - Bulk	—	204,867	93,054	266,125
Cancellations	(4,951,887)	(2,883,974)	(12,102,141)	(8,844,188)
IIF, end of period	$77,614,373	$62,141,406	$77,614,373	$62,141,406
Average IIF during the period	$74,996,355	$59,947,730	$70,473,765	$55,790,285
RIF, end of period	$19,289,387	$15,229,575	$19,289,387	$15,229,575

Our cancellation activity has been relatively low to date because the average age of our insurance portfolio is young. The following is a summary of our IIF at September 30, 2016 by vintage:

($ in thousands)	$	%
2016 (through September 30)	$23,799,414	30.7%
2015	22,509,458	29.0
2014	16,001,540	20.6
2013	10,373,377	13.4
2012	4,247,993	5.5
2011	647,804	0.8
2010	34,787	0.0
	$77,614,373	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the three and nine months ended September 30, 2016, our average premium rate was 0.58% and 0.57%, respectively, as compared to 0.55% and 0.57% for the three and nine months ended September 30, 2015, respectively.

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

As of September 30, 2016, our combined net risk in force for our U.S. insurance companies was $15.9 billion and our combined statutory capital was $1.1 billion, resulting in a risk-to-capital ratio of 14.8 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

During the nine months ended September 30, 2016, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries. During the nine months ended September 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Net premiums written	$115,887	$97,478	$324,866	$272,134
Increase in unearned premiums	(5,086)	(13,784)	(18,951)	(35,041)
Net premiums earned	110,801	83,694	305,915	237,093
Net investment income	6,781	5,322	19,665	14,322
Realized investment gains, net	435	548	1,489	1,765
Other income	3,237	2,172	4,816	2,634
Total revenues	121,254	91,736	331,885	255,814

Losses and expenses:
Provision for losses and LAE	4,965	3,393	11,660	7,706
Other underwriting and operating expenses	32,848	28,714	95,645	83,360
Total losses and expenses	37,813	32,107	107,305	91,066
Income before income taxes	83,441	59,629	224,580	164,748
Income tax expense	23,730	18,808	64,660	51,896
Net income	$59,711	$40,821	$159,920	$112,852

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

For the three months ended September 30, 2016, we reported net income of $59.7 million, compared to net income of $40.8 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we reported net income of $159.9 million, compared to net income of $112.9 million for the nine months ended September 30, 2015. The increase in our operating results in 2016 over the same periods in 2015 was primarily due to the increase in net premiums earned associated with the growth of our IIF, the increase in net investment income and favorable valuation adjustments associated with the ACIS contracts formerly accounted for as derivatives, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended September 30, 2016 by 32% compared to the three months ended September 30, 2015 primarily due to the increase in our average IIF from $59.9 billion at September 30, 2015 to $75.0 billion at September 30, 2016, as well as an increase in average premium rate from 0.55% for the three months ended September 30, 2015 to 0.58% for the three months ended September 30, 2016. The increase in the average premium rate during the three months ended September 30, 2016 is due primarily to an increase in premium earned on the cancellation of non-refundable single premium policies. Net premiums earned increased in the nine months ended September 30, 2016 by 29% compared to the nine months ended September 30, 2015 due to the increase in our average IIF from $55.8 billion at September 30, 2015 to $70.5 billion at September 30, 2016. The average premium rate was 0.57% in the nine months ended September 30, 2016 and 2015.

The increase in net premiums written was due primarily to the increase in average IIF of 25% for the three months ended September 30, 2016 and 26% for the nine months ended September 30, 2016 as compared to the same periods in 2015. Net premiums written increased in each of the three and nine months ended September 30, 2016 by 19%, over the three and nine months ended September 30, 2015.

In the three months ended September 30, 2016 and 2015, unearned premiums increased by $5.1 million and $13.8 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $27.7 million and $27.6 million, respectively, which was partially offset by $22.6 million and $13.8 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2016 and 2015, unearned premiums increased by $19.0 million and $35.0 million, respectively. This was a result of net premiums written on single premium policies of $77.9 million and $77.0 million, respectively, which was partially offset by $58.9 million and $42.0 million, respectively, of unearned premium that was recognized in earnings during the period.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Fixed maturities	$7,296	$5,774	$21,148	$15,542
Short-term investments	39	19	102	48
Gross investment income	7,335	5,793	21,250	15,590
Investment expenses	(554)	(471)	(1,585)	(1,268)
Net investment income	$6,781	$5,322	$19,665	$14,322

The increase in net investment income for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance was $1.5 billion for the three months ended September 30, 2016 compared to $1.2 billion for the three months ended September 30, 2015. The average cash and investment portfolio balance was $1.4 billion for the nine months ended September 30, 2016 compared to $1.1 billion for the nine months ended September 30, 2015. The pre-tax investment income yield increased from 1.9% and 1.8% in the three and nine months ended September 30, 2015, respectively, to 2.0% and 2.1% in the three and nine months ended September 30, 2016, respectively, primarily due to an increase in the portion of our investment portfolio invested in spread assets. The pre-tax investment income yields are calculated based on amortized cost. See “— Liquidity and Capital Resources” below for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The increase in other income for the three months ended September 30, 2016 was primarily due to a $2.0 million favorable valuation adjustment associated with an amendment to the ACIS contracts during the quarter. As a result of the amendment, these contracts are now accounted for as insurance rather than as derivatives. The increase in other income for the three months ended September 30, 2016 was also due to an increase in contract underwriting revenue. For the same period in 2015, other income includes a $1.3 million increase in the estimated fair value of our ACIS contracts resulting from the decrease in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes. The increase in other income for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to $1.9 million of favorable net valuation adjustments associated with the ACIS contracts formerly accounted for as derivatives, as well as an increase in contract underwriting revenue, partially offset by a decrease in Triad service fees associated with a reduction in the number of Triad's mortgage insurance policies in force.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily due to increases in the number of insured loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning default inventory	1,174	605	1,028	457
Plus: new defaults	1,015	562	2,538	1,328
Less: cures	(682)	(327)	(1,996)	(917)
Less: claims paid	(54)	(26)	(115)	(54)
Less: rescissions and denials	—	—	(2)	—
Ending default inventory	1,453	814	1,453	814

The increase in the number of defaults at September 30, 2016 compared to September 30, 2015 was primarily due to the increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of September 30,
	2016	2015
Case reserves (in thousands)	$23,572	$13,343
Ending default inventory	1,453	814
Average case reserve per default (in thousands)	$16.2	$16.4
Default rate	0.41%	0.29%
Claims received included in ending default inventory	32	14

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

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Reserve for losses and LAE at beginning of period	$22,474	$11,931	$17,760	$8,427
Add provision for losses and LAE occurring in:
Current period	6,819	4,277	16,387	10,356
Prior years	(1,854)	(884)	(4,727)	(2,650)
Incurred losses during the current period	4,965	3,393	11,660	7,706
Deduct payments for losses and LAE occurring in:
Current period	355	122	467	262
Prior years	1,353	654	3,222	1,323
Loss and LAE payments during the current period	1,708	776	3,689	1,585
Reserve for losses and LAE at end of period	$25,731	$14,548	$25,731	$14,548

	As of September 30, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	779	54%	$6,245	26%	$43,000	15%
Four to eleven payments	484	33	10,207	43	25,814	40
Twelve or more payments	158	11	5,351	23	8,387	64
Pending claims	32	2	1,769	8	1,878	94
Total case reserves	1,453	100%	23,572	100%	$79,079	30
IBNR			1,768
LAE and other			391
Total reserves for losses and LAE			$25,731

	As of September 30, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	434	53%	$3,700	28%	$23,220	16%
Four to eleven payments	287	35	6,570	49	15,771	42
Twelve or more payments	79	10	2,484	19	3,414	73
Pending claims	14	2	589	4	590	100
Total case reserves	814	100%	13,343	100%	$42,995	31
IBNR			1,001
LAE and other			204
Total reserves for losses and LAE			$14,548

During the three months ended September 30, 2016, the provision for losses and LAE was $5.0 million, comprised of $6.8 million of current year losses partially offset by $1.9 million of favorable prior years’ loss development. During the three months ended September 30, 2015, the provision for losses and LAE was $3.4 million, comprised of $4.3 million of current year losses partially offset by $0.9 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2016, the provision for losses and LAE was $11.7 million, comprised of $16.4 million of current year losses partially offset by $4.7 million of favorable prior years’ loss development. During the nine months ended September 30, 2015, the provision for losses and LAE was $7.7 million, comprised of $10.4 million of current year losses partially offset by $2.7 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Number of claims paid	54	26	115	54
Amount of claims paid	$1,668	$750	$3,590	$1,530
Claim severity	68%	92%	75%	86%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$21,041	64%	$17,796	62%	$61,743	65%	$53,459	64%
Other	11,807	36	10,918	38	33,902	35	29,901	36
	$32,848	100%	$28,714	100%	$95,645	100%	$83,360	100%

Number of employees at end of period						372		364

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in our workforce to 372 at September 30, 2016 from 332 at January 1, 2015. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $23.7 million and $18.8 million for the three months ended September 30, 2016 and 2015, respectively. Our income tax expense was $64.7 million and $51.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 28.4% and 31.5% for the three months ended September 30, 2016 and 2015, respectively, and 28.8% and 31.5% for the nine months ended September 30, 2016 and 2015, respectively. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision. In the three and nine months ended September 30, 2016 and 2015, our effective tax rate reflects the impact of the change in our expectations for the proportion of consolidated earnings to be generated in the United States compared to Bermuda in each year. We expect the proportion of our consolidated earnings generated in Bermuda to be higher in 2016 than in 2015 as a result of an increase in the amount of risk in force associated with insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty and Essent Re. Bermuda does not have a corporate income tax.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio and interest income on the portfolio;

•	net premiums that we will receive from our existing IIF as well as policies that we write in the future;

•	borrowings under our revolving credit facility; and

•	issuance of capital shares.

Our obligations consist primarily of:

•	claim payments under our policies;

•	repayment of borrowings under our revolving credit facility; and

•	the other costs and operating expenses of our business.

As of September 30, 2016, we had substantial liquidity with cash of $16.3 million, short-term investments of $150.5 million and fixed maturity investments of $1.4 billion. We also had $150 million available under our revolving credit facility, with $50 million of borrowings outstanding under this facility. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. As of September 30, 2016, the interest rate on the borrowings was 2.52%. At September 30, 2016, net cash and investments at the holding company was $44.6 million.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2016, Essent Guaranty had negative unassigned surplus of approximately $4.6 million and therefore would require prior approval by the Pennsylvania Insurance Commissioner to make any dividend payment or other distributions in 2016. Essent Guaranty has paid no dividends since its inception. Essent PA had unassigned surplus of approximately $7.4 million as of September 30, 2016. During the nine months ended September 30, 2016, Essent PA paid to its parent company, Essent US Holdings, Inc., a $3.75 million dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2016, Essent Re had total equity of $343.4 million. At September 30, 2016, our insurance subsidiaries were in compliance with these rules, regulations and agreements. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$198,827	$159,186
Net cash used in investing activities	(251,771)	(161,644)
Net cash provided by (used in) financing activities	44,674	(3,230)
Net decrease in cash	$(8,270)	$(5,688)

Operating Activities

Cash flow provided by operating activities totaled $198.8 million for the nine months ended September 30, 2016, as compared to $159.2 million for the nine months ended September 30, 2015. The increase in cash flow provided by operating activities of $39.6 million in 2016 was primarily a result of increases in premiums collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $251.8 million for the nine months ended September 30, 2016, as compared to $161.6 million for the nine months ended September 30, 2015. The increase in cash flow used in investing activities primarily related to investing cash flows from the business and investing the $50 million borrowed under the revolving credit facility.

Financing Activities

Cash flow provided by financing activities totaled $44.7 million for the nine months ended September 30, 2016, as compared to cash flow used of $3.2 million for the nine months ended September 30, 2015. The increase in cash flow provided by financing activities was primarily related to the $50 million borrowing under the revolving credit facility. The proceeds of this borrowing were contributed to Essent Re to support new business.

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

During the nine months ended September 30, 2016, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries. During the nine months ended September 30, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of September 30, 2016 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$608,022
Contingency reserves	470,469
Combined statutory capital	$1,078,491
Combined net risk in force	$15,912,766
Combined risk-to-capital ratio	14.8:1

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

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014.  During the nine months ended September 30, 2016, Essent Group Ltd. made capital contributions to Essent Re of $80.0 million to support new business. As of September 30, 2016, Essent Re had total stockholders’ equity of $343.4 million and net risk in force of $3.7 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is Baa2 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. On November 3, 2016, S&P Global Ratings assigned its BBB+ long-term counterparty and financial strength ratings to Essent Re with a stable outlook.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of September 30, 2016, Essent Guaranty's Available Assets were $1.12 billion and its Minimum Required Assets were $1.06 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders’ Equity

As of September 30, 2016, stockholders’ equity was $1.3 billion compared to $1.1 billion as of December 31, 2015. This increase was primarily due to net income generated in 2016, as well as an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

The total fair value of our investment portfolio was $1.6 billion as of September 30, 2016 and $1.3 billion as of December 31, 2015. In addition, our total cash was $16.3 million as of September 30, 2016, compared to $24.6 million as of December 31, 2015.

Investment Portfolio by Asset Class

Asset Class	September 30, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$192,769	12.2%	$177,607	13.9%
U.S. agency securities	17,385	1.1	13,782	1.1
U.S. agency mortgage-backed securities	284,610	18.0	159,602	12.5
Municipal debt securities(1)	332,063	21.0	279,828	21.9
Corporate debt securities(2)	443,882	28.0	396,732	31.1
Mortgage-backed securities	48,465	3.1	55,356	4.3
Asset-backed securities	127,498	8.0	126,629	9.9
Money market funds	135,484	8.6	67,098	5.3
Total Investments	$1,582,156	100.0%	$1,276,634	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	65.3%	70.4%
General obligation bonds	29.6	24.5
Certificate of participation bonds	3.4	4.0
Tax allocation bonds	0.9	1.1
Special tax bonds	0.8	—
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	39.8%	44.9%
Consumer, non-cyclical	20.3	14.8
Energy	8.4	9.0
Consumer, cyclical	6.4	6.2
Communications	6.3	7.1
Utilities	6.0	5.0
Industrial	4.7	5.2
Technology	4.5	3.8
Basic materials	3.6	4.0
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	September 30, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$766,996	48.5%	$554,789	43.5%
Aa1	86,306	5.5	74,322	5.8
Aa2	104,229	6.6	89,533	7.0
Aa3	78,244	4.9	68,587	5.4
A1	149,804	9.5	126,920	9.9
A2	122,374	7.7	122,745	9.6
A3	86,904	5.5	87,781	6.9
Baa1	83,698	5.3	80,137	6.3
Baa2	79,609	5.0	51,528	4.0
Baa3	21,222	1.3	19,662	1.5
Below Baa3	2,770	0.2	630	0.1
Total Investments	$1,582,156	100.0%	$1,276,634	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	September 30, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$368,735	23.3%	$235,001	18.4%
1 to < 2 Years	226,659	14.3	141,995	11.1
2 to < 3 Years	161,027	10.2	214,274	16.8
3 to < 4 Years	206,732	13.1	104,772	8.2
4 to < 5 Years	104,669	6.6	141,428	11.1
5 or more Years	514,334	32.5	439,164	34.4
Total Investments	$1,582,156	100.0%	$1,276,634	100.0%

Top Ten Portfolio Holdings

	September 30, 2016
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.125% 5/15/2025	$21,026	$19,737	$1,289	Aaa
2	U.S. Treasury 1.500% 8/15/2026	20,314	20,389	(75)	Aaa
3	U.S. Treasury 2.250% 11/15/2024	17,424	16,851	573	Aaa
4	Ginnie Mae 4.000% 8/20/2045	16,449	16,332	117	Aaa
5	U.S. Treasury 5.250% 11/15/2028	15,519	14,975	544	Aaa
6	U.S. Treasury 0.000% 10/20/2016	15,000	15,000	—	Aaa
7	Freddie Mac 2.500% 10/1/2030	14,026	13,826	200	Aaa
8	Fannie Mae 3.000% 7/25/2045	11,735	11,579	156	Aaa
9	Freddie Mac 3.000% 8/1/2046	11,553	11,522	31	Aaa
10	Freddie Mac 3.000% 7/1/2046	10,985	10,981	4	Aaa
Total		$154,031	$151,192	$2,839
Percent of Investment Portfolio		9.7%

(1)
As of September 30, 2016, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase and there are no other-than-temporary impairments. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2016:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,806	$8,451	Baa1
City of Houston	5,803	5,590	Aa3
University of Houston System	3,454	3,372	Aa2
Dallas/Fort Worth International Airport	3,089	2,758	A1
City of El Paso	2,588	2,530	Aa2
City of Austin	2,418	2,229	A1
Harris County Cultural Education	1,995	2,000	A1
City of Dallas	1,872	1,757	Aa1
Alamo Community College District	1,706	1,678	Aaa
Tarrant Regional Water District	1,636	1,550	Aaa
City of College Station	1,504	1,502	Aa2
Bryan Independent School District	1,371	1,362	Aaa
City of San Antonio	1,348	1,236	A1
Spring Independent School District	1,293	1,277	Aaa
Alvin Independent School District	1,236	1,240	Aaa
City of Corpus Christi	1,207	1,125	A1
Pharr-San Juan-Alamo Independent School District	1,121	1,125	Aaa
Pasadena Independent School District	1,042	1,039	Aaa
Tarrant County Cultural Education	1,016	1,013	Aa2
San Jacinto Community College District	923	865	Aa3
Harlandale Independent School District	884	880	Aaa
	$46,312	$44,579

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P rating utilized if Moody’s not available.

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

At September 30, 2016, the effective duration of our investment portfolio, including cash, was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this Quarterly Report.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2016. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	1,868	$22.08	—	—
August 1 - August 31, 2016	—	N/A	—	—
September 1 - September 30, 2016	1,513	$27.81	—	—
Total	3,381		—	—

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date:	November 4, 2016	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	November 4, 2016	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2016	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.