Form 10-K
period 2016-12-31
Essent Group Ltd.
filed 2017-02-16
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $1,605,101,519 (based upon the last reported sales price on The New York Stock Exchange).
The number of the registrant's common shares outstanding as of February 10, 2017 was 93,390,034.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2017 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

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

iii

Unless the context otherwise indicates or requires, the terms "we," "our," "us," "Essent," and the "Company," as used in this Annual Report, refer to Essent Group Ltd. and its directly and indirectly owned subsidiaries, including our primary operating subsidiaries, Essent Guaranty, Inc. and Essent Reinsurance Ltd., as a combined entity, except where otherwise stated or where it is clear that the terms mean only Essent Group Ltd. exclusive of its subsidiaries. Except as otherwise indicated, "Market Share" as used in this Annual Report means our market share as measured by our share of total new insurance written ("NIW") on a flow basis (in which loans are insured in individual, loan-by-loan transactions) in the U.S. private mortgage insurance industry, and excludes NIW under the Home Affordable Refinance Program ("HARP" and such NIW, the "HARP NIW") and bulk insurance that we write (in which each loan in a portfolio of loans is insured in a single transaction).

PART I

ITEM 1.    BUSINESS

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 12.9% Market Share for the year ended December 31, 2016. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

We had master policy relationships with approximately 1,360 customers as of December 31, 2016. Our top ten customers represented approximately 35.1%, 36.6% and 42.6% of our NIW on a flow basis for the years ended December 31, 2016, 2015 and 2014, respectively. We have a highly experienced, talented team of 376 employees as of December 31, 2016. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California.

For the years ended December 31, 2016, 2015 and 2014, we generated NIW of approximately $34.9 billion (including approximately $0.1 billion in NIW written on a bulk basis), $26.2 billion (including approximately $0.3 billion in NIW written on a bulk basis) and $24.8 billion (including approximately $1.8 billion in NIW written on a bulk basis), respectively. As of December 31, 2016, we had approximately $83.3 billion of insurance in force. The financial strength rating of Essent Guaranty, Inc. is Baa2 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by S&P Global Ratings.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2016, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $384.1 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure (ACIS) and Fannie Mae's Credit Insurance Risk Transfer (CIRT) programs. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. In 2016, S&P Global Ratings assigned a financial strength rating of BBB+ with a stable outlook to Essent Re.

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $10.2 trillion of debt outstanding as of September 30, 2016, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $4.5 trillion, or 44.3%, of total U.S. residential mortgage debt as of September 30, 2016. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 1997 through 2016, an average of 23.0% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2016, total U.S. residential mortgage origination volume was estimated at $1.89 trillion, comprised of $990 billion of purchase originations and $901 billion of refinancing originations. In recent years, historically low interest rates and special refinance programs, such as HARP, have caused refinancing volume to significantly outpace purchase originations. Purchase originations are expected to account for an increasing percentage of the overall mortgage market as the economic recovery and favorable housing market fundamentals stimulate growth in home buying activity, and a rising interest rate environment slows refinancing volume.

The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.

Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
_______________________________________________________________________________
Source:    Mortgage Bankers Association

Financial Crisis and Recovery
The severe economic and housing market dislocation experienced during the recent financial crisis had a profound impact on our industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. Three private mortgage insurers who wrote more than $125 billion of NIW in 2007, accounting for approximately 36% of total private mortgage insurance market NIW that year, have since exited the market, and several other insurers were forced to raise capital to repair their balance sheets and remain in operation. Although certain remaining incumbent insurers continue to deal with legacy challenges, the ongoing improvement of housing market fundamentals and the high credit quality of post-crisis new business are expected to support improved growth and profitability in the private mortgage insurance sector post-crisis.
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
The private mortgage insurance industry, however, continues to recover, more than doubling its share of the total insured market since 2009 and thereby leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2016, private mortgage insurance increased to an estimated 36% of the total insured market and covered 14% of the total mortgage origination volume. These gains have been driven in part by the improved financial position of incumbent insurers, the influx of private capital into the sector to support post-crisis entrants such as Essent, and aggregate increase since 2010 in the mortgage insurance premium rates and upfront fees charged for FHA insurance.
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
_______________________________________________________________________________
Source:    Inside Mortgage Finance
Private mortgage insurance NIW ($ in billions)
_______________________________________________________________________________
Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011 through 2016, private mortgage insurance penetration includes private mortgage insurance HARP NIW.
We view HARP as a modification of the coverage on existing insurance in force, and therefore when estimating our Market Share based on NIW, we exclude HARP NIW from total industry NIW. However, HARP is included as part of total industry NIW when showing private mortgage insurance penetration for the industry.
Competition
The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, reputation, customer relationships, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of six active private mortgage insurers, including Essent and each of Arch Mortgage Insurance Company (which also completed its acquisition of United Guaranty Corporation in late 2016), Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation and Radian Guaranty Inc.

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
As of December 31, 2016, substantially all of our policies are monthly or single premium policies.
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
Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. Pursuant to minimum standards for mortgage insurer master policies instituted by the GSEs and the Federal Housing Finance Agency, or FHFA, for mortgage insurance applications received after October 10, 2014, master policies provide rescission relief for loans that remain current up to 36 months after origination and that have not experienced more than two late payments of 30 days or more and have never been 60 days late, and are permitted to provide rescission relief after 12 payments provided the mortgage insurer can independently validate the representations for which it intends to give rescission relief. The standards require that the master policies reserve rescission rights with respect to fraud committed by the insured or those under its control and certain patterns of fraud. Our master policy forms satisfy these standards. The FHFA and GSEs have initiated a process to revise the minimum standards for mortgage insurer master policies, including with respect to rescission relief, which we have been told will be finalized in early 2017. See "Risk Factors—Risks Relating to Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
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
Bermuda-Based Insurance and Reinsurance
We offer mortgage-related insurance and reinsurance through Essent Re, a Class 3A insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. Essent Re provides insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae, including in connection with ACIS and CIRT programs. Essent Re also reinsures 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement.

Our Mortgage Insurance Portfolio
All of our policies in force were written since May 2010. The following data presents information on our primary mortgage insurance portfolio for policies written by Essent Guaranty, Inc.
Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2016, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2016	$33,609,553	40.4%
2015	21,226,878	25.5
2014	14,543,735	17.5
2013	9,440,086	11.3
2012	3,843,570	4.6
2011	571,364	0.7
2010	30,336	0.0
	$83,265,522	100.0%
Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2016 and 2015. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
Total IIF by FICO score ($ in thousands)	2016		2015
>=760	$37,858,422	45.5%	$30,174,460	46.2%
740-759	13,760,610	16.5	11,019,729	16.9
720-739	11,855,648	14.2	9,398,659	14.4
700-719	8,712,971	10.5	6,507,454	10.0
680-699	6,611,166	7.9	5,030,169	7.7
<=679	4,466,705	5.4	3,111,982	4.8
Total	$83,265,522	100.0%	$65,242,453	100.0%

	December 31,
Total RIF by FICO score ($ in thousands)	2016		2015
>=760	$9,319,522	45.2%	$7,379,053	45.9%
740-759	3,434,392	16.7	2,735,754	17.0
720-739	2,970,941	14.4	2,346,971	14.6
700-719	2,151,657	10.4	1,592,463	9.9
680-699	1,656,791	8.0	1,255,734	7.8
<=679	1,094,014	5.3	763,199	4.8
Total	$20,627,317	100.0%	$16,073,174	100.0%

Portfolio by LTV

	December 31,
Total IIF by LTV ($ in thousands)	2016		2015
85.00% and below	$9,756,578	11.7%	$7,341,316	11.3%
85.01% to 90.00%	27,409,202	32.9	22,337,975	34.2
90.01% to 95.00%	42,854,633	51.5	34,035,682	52.2
95.01% and above	3,245,109	3.9	1,527,480	2.3
Total	$83,265,522	100.0%	$65,242,453	100.0%

	December 31,
Total RIF by LTV ($ in thousands)	2016		2015
85.00% and below	$1,101,947	5.3%	$826,531	5.2%
85.01% to 90.00%	6,512,613	31.6	5,310,050	33.0
90.01% to 95.00%	12,234,306	59.3	9,646,406	60.0
95.01% and above	778,451	3.8	290,187	1.8
Total	$20,627,317	100.0%	$16,073,174	100.0%

Portfolio by Loan Amortization Period

	December 31,
Total IIF by Loan Amortization Period ($ in thousands)	2016		2015
FRM 30 years and higher	$75,428,964	90.6%	$58,344,666	89.4%
FRM 20-25 years	2,113,529	2.5	1,515,756	2.3
FRM 15 years	3,066,893	3.7	2,702,723	4.2
ARM 5 years and higher	2,656,136	3.2	2,679,308	4.1
Total	$83,265,522	100.0%	$65,242,453	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2016, only three states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by either IIF or RIF. The following tables provide detail of the IIF and RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2016 and 2015.

Top Ten States

	December 31,
	2016	2015
IIF by State
CA	9.4%	9.6%
TX	8.2	8.3
FL	6.6	6.2
WA	4.8	4.6
IL	4.0	4.1
NC	3.7	3.9
NJ	3.5	3.4
GA	3.4	3.3
MN	3.2	2.9
AZ	3.2	3.2
All Others	50.0	50.5
Total	100.0%	100.0%

	December 31,
	2016	2015
RIF by State
CA	9.0%	9.2%
TX	8.5	8.6
FL	6.9	6.4
WA	4.8	4.8
IL	4.0	4.1
NC	3.7	4.0
GA	3.5	3.5
NJ	3.5	3.3
MN	3.3	3.0
OH	3.1	2.9
All Others	49.7	50.2
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2016	2015
IIF by Metropolitan Statistical Area
Chicago-Naperville-Arlington Heights, IL	2.8%	2.9%
New York-Jersey City-White Plains, NY-NJ	2.8	2.7
Minneapolis-St. Paul-Bloomington, MN-WI	2.8	2.5
Phoenix-Mesa-Scottsdale, AZ	2.6	2.5
Houston-The Woodlands-Sugar Land, TX	2.5	2.7
Atlanta-Sandy Springs-Roswell, GA	2.5	2.5
Seattle-Bellevue-Everett, WA	2.3	2.3
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.1	2.0
Los Angeles-Long Beach-Glendale, CA	1.9	2.1
Dallas-Plano-Irving, TX	1.9	2.0
All Others	75.8	75.8
Total	100.0%	100.0%

	December 31,
	2016	2015
RIF by Metropolitan Statistical Area
Minneapolis-St. Paul-Bloomington, MN-WI	2.8%	2.6%
Chicago-Naperville-Arlington Heights, IL	2.8	2.9
New York-Jersey City-White Plains, NY-NJ	2.7	2.7
Houston-The Woodlands-Sugar Land, TX	2.6	2.7
Atlanta-Sandy Springs-Roswell, GA	2.6	2.6
Phoenix-Mesa-Scottsdale, AZ	2.5	2.5
Seattle-Bellevue-Everett, WA	2.3	2.3
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.1	1.9
Dallas-Plano-Irving, TX	1.9	2.0
Los Angeles-Long Beach-Glendale, CA	1.8	2.0
All Others	75.9	75.8
Total	100.0%	100.0%

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

The following table provides detail on the percentage of our total NIW generated by centralized and decentralized customers, respectively, during the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Centralized	34.5%	38.3%	48.2%
Decentralized	65.5	61.7	51.8
Total	100.0%	100.0%	100.0%

We had master policy relationships with approximately 1,360 customers as of December 31, 2016.

As we have grown, we have successfully diversified our customer base. Our top ten customers generated 35.1% of our NIW on a flow basis during the year ended December 31, 2016, compared to 36.6% and 42.6% for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2016, one customer, Wells Fargo, exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

We also have regional account managers and dedicated support staff operating in defined geographic regions. Our regional account managers play a similar role to our national account managers with respect to customer relationship management, education and customer training, serving as our primary point of contact for small and mid-sized regional lenders operating in a given territory. Regional account managers also support our national account team by assisting with our efforts to directly market and service the branch locations of certain national lenders.

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

Our primary mortgage insurance policies are issued through one of two programs:

•
Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2016, approximately 59% of our insurance in force had been originated on a delegated basis, compared to 62% as of December 31, 2015. See "Risk Factors—Risks Relating to Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•
Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2016, approximately 41% of our insurance in force had been originated on a non-delegated basis, compared to 38% as of December 31, 2015.

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

We expect servicers to make timely collection efforts on borrowers who have defaulted, and to attempt to restore the defaulted mortgage, and our mortgage insurance coverage, to current status. If the servicer cannot restore a borrower to current status, the servicer may be able to offer the borrower a forbearance or loan modification alternatives. Where these alternatives cannot cure the default, the servicer is responsible for pursuing remedies for the default, including foreclosure or acceptable foreclosure alternatives, certain of which, such as short sales and deeds in lieu of foreclosure, require our prior approval under the terms of our master policy. We have delegated limited authority to the GSEs and their servicers to exercise some of these alternatives. Among other requirements, servicers operate under protocols established by the GSEs. See "Risk Factors—Risks

Relating to Our Business—If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase."

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2016 and 2015:

Number of Loans in Default and Default Rate

	December 31,
	2016	2015
Number of policies in force	375,898	297,437
Loans in default	1,757	1,028
Percentage of loans in default	0.47%	0.35%

Loan Defaults by Originating Year

	December 31, 2016			December 31, 2015
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010	1	0.1%	$23	4	0.3%	$186
2011	44	0.3	1,954	45	0.3	1,886
2012	156	0.3	7,700	154	0.3	7,639
2013	362	0.4	18,734	303	0.3	15,209
2014	677	0.6	37,740	421	0.4	24,525
2015	394	0.4	22,101	101	0.1	5,526
2016	123	0.1	7,165	N/A	N/A	N/A
Total	1,757		$95,417	1,028		$54,971

We have experienced a low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 18.8 months as of December 31, 2016, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses experienced by the mortgage insurers that wrote business in 2006 through 2009.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 87.2% of our total assets at December 31, 2016. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2016, predominantly all of our investment securities were rated investment-grade.

We have adopted and our board of directors has approved an investment policy that defines specific limits for asset sectors, single issuer, credit rating, asset duration, industry and geographic concentration and eligible and ineligible investments. Our senior management is responsible for the execution of our investment strategy and compliance with the adopted investment policy, and review of investment performance and strategy with the investment committee of the board of directors on a quarterly basis.

Our current strategy for the investment portfolio is focused primarily on the following: selecting fixed income securities; maintaining sufficient liquidity to meet expected and unexpected financial obligations; mitigating interest rate risk through management of asset durations; continuously monitoring investment quality; and limiting investments in assets that are highly correlated to the residential mortgage market.

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 91.1% of our investment assets, excluding cash, were managed by external managers as of December 31, 2016. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2016, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

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

During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The MGIWG is continuing its work into 2017.

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

Dodd-Frank Act

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, which we refer to as the Dodd-Frank Act, amended certain provisions of TILA and RESPA that may have a significant impact on our business prospects. The Consumer Financial Protection Bureau, or CFPB, a Federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions. On January 10, 2014, the CFPB implemented a final rule regarding ability-to-repay, or ATR, and Qualified Mortgage, or QM, standards. The Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development subsequently adopted a joint final rule implementing the Qualified Residential Mortgage, or QRM, regulations effective December 24, 2015 as required by the Dodd-Frank Act. The CFPB has also published final residential mortgage servicing rules providing for amendments to Regulation Z (promulgated pursuant to TILA) and RESPA.

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

The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans) and certain other government agency insurance programs to develop their own definitions of a qualified mortgage in consultation with the CFPB. In 2013, HUD adopted a separate definition of a qualified mortgage for loans insured by the FHA. The VA developed its QM definition in 2014. Under both the FHA's and the VA's QM standards, certain loans which would not qualify as QM loans in the conventional market would still be deemed to be QM loans if insured or guaranteed by FHA or VA. As a result, lenders may favor the use of FHA or VA insurance to achieve the legal protections of making a QM loan through these agencies, even if the same loan could be made at the same or lower cost to the borrower using private mortgage insurance, which could adversely impact our business. To the extent that the other government agencies adopt their own definitions of a QM which are more favorable to lenders and mortgage holders than those applicable to the market in which we operate, our business may be adversely affected.

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

We expect that most lenders will continue to be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. See "Risk Factors—Risks Relating to Our Business—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

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

Real Estate Settlement Procedures Act of 1974

Mortgage insurance generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB, the U.S. Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received "Civil Investigative Demands" from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. Our primary insurance subsidiary received such an inquiry from the CFPB in January 2012; however, we do not currently have nor have we ever had any such captive reinsurance arrangements. In April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance, and a settlement with a fifth private mortgage insurer was announced in November 2013. Under the settlements as approved, the mortgage insurers agreed to end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and are required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders. Although we did not participate in the practices that were the subject of the CFPB investigation, the private mortgage industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 15, 2016 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.32%, above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015.

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

Basel III

In 1988, the Basel Committee on Banking Supervision, which we refer to as the "Basel Committee," developed the Basel Capital Accord, which we refer to as "Basel I," which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued Basel II, which, among other things, governs the capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved publication of the Basel III Rules, which govern almost all U.S. banking organizations regardless of size or business model. The Basel III Rules revise and enhance the Federal banking agencies' general risk-based capital, advanced approaches and leverage rules. The Basel III Rules became effective on January 1, 2014, with a mandatory compliance date of January 1, 2015 for banking organizations other than advanced approaches banking organizations that are not savings and loan holding companies. On January 1, 2014, most banking organizations became required to begin a multi-year transition period to the full implementation of the new capital framework. The effective date and compliance period, and the beginning of the transitional period, was January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies.

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

Banking Regulation

The Goldman Sachs Group, Inc. is a bank holding company and regulated as a financial holding company under the Bank Holding Company Act, or the BHC Act. Due to the size of its voting and economic interests in us, we are deemed to be controlled by The Goldman Sachs Group, Inc., and are therefore considered to be a non-bank subsidiary of The Goldman Sachs Group, Inc., under the BHC Act. As a result, although we do not engage in banking operations, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and to certain banking laws, regulations and orders that apply to The Goldman Sachs Group, Inc. In addition, we are subject to the examination authority of, and may be required to submit reports to, the CFPB because we are an affiliate of Goldman Sachs Bank USA, which is an insured depository institution with more than $10 billion in assets. The bank regulatory framework is intended primarily to protect depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, the safety and soundness of depository institutions and the financial system as a whole, rather than our shareholders. Because of The Goldman Sachs Group, Inc.'s status as a bank holding company, we have agreed to certain restrictions on our activities imposed by The Goldman Sachs Group, Inc. that are intended to facilitate its compliance with the BHC Act. For a discussion of these restrictions, see "Certain Relationships and Related Transactions, and Director Independence" elsewhere in this Annual Report.

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

Cancellation of Insurer's Registration

An insurer's registration may be cancelled by the BMA on certain grounds specified in the Insurance Act. Failure of the insurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be such grounds.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Essent Reinsurance Ltd.'s principal representative is Artex Risk Solutions and its principal office for these purposes is the offices of Artex. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative to forthwith notify the BMA where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio. Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.

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

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) not to enter into any specified transaction with any specified persons or persons of a specified class, (9) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (10) to obtain the opinion of a loss reserve specialist and to submit it to the BMA and (11) to remove a controller or officer.

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

Employees

As of December 31, 2016, we had 376 employees, including 371 employees based in the United States and 5 employees in Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

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

Since 2008, the Federal government has assumed an expanded role in many key aspects of the U.S. housing finance system. In particular, the Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over eight years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or announced, differing widely with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. As a result of the uncertainty regarding resolution of the conservatorship of the GSEs and the proper structure of any new secondary mortgage market, as well as the Federal government's increased role within the housing market since the start of the recent financial crisis, we cannot predict how or when the role of the GSEs may change. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the nation's economy make the transition to any new housing finance system difficult and present risks to market participants, including to us.

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

Effective for insurance applications received after October 1, 2014, the GSEs, in coordination with the FHFA, instituted minimum standards for mortgage insurer master policies, including standards relating to rescission rights. The FHFA and GSEs have initiated a process to revise the minimum standards for mortgage insurer master policies, including with respect to rescission relief, which we have been told will be finalized in early 2017. As a result of these standards, we, along with the other private mortgage insurers, were required to make changes to our master policy, some of which may not be favorable to us and which could result in us paying more claims than required under our prior master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms. See "Business—Our Products and Services—Mortgage Insurance—Master Policy" above.

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

The private mortgage insurance industry is intensely competitive, with six private mortgage insurers currently approved and eligible to write business for the GSEs. We compete with other private mortgage insurers on the basis of pricing, terms and conditions, underwriting guidelines, loss mitigation practices, financial strength, reputation, customer relationships, service and other factors. One or more private mortgage insurers may seek increased market share from government-supported insurance programs, such as those sponsored by the FHA, or from other private mortgage insurers by reducing pricing, loosening their underwriting guidelines or relaxing their risk management practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of NIW. A decline in industry NIW might result in increased competition as certain private mortgage insurance companies may seek to maintain their NIW levels within a smaller market. In addition, the perceived increase in the credit quality of loans that currently are being insured, the relative financial strength of the existing mortgage insurance companies and the possibility of the private mortgage insurance market acquiring a greater share of the overall mortgage insurance market may encourage new entrants into the private mortgage insurance industry, which could further increase competition in our business.

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

Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our top ten customers generated 35.1% of our new insurance written, or NIW, during year ended December 31, 2016, compared to 36.6% and 42.6% for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2016, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of QRM. As required by the Dodd-Frank Act, effective December 24, 2015, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted a joint final rule implementing the Qualified Residential Mortgage, or QRM, which aligns the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or if the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance.

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

Our investment portfolio consists predominantly of investment-grade debt obligations. Our investments are subject to fluctuations in value as a result of broad changes in market conditions as well as risks inherent in particular securities. Changing market conditions could materially impact the future valuation of securities in our investment portfolio, which may cause us to impair, in the future, some portion of the value of those securities and which could have a significant adverse effect on our liquidity, financial condition and operating results.

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

We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. Although our portfolio consists predominantly of investment-grade fixed income securities and complies with applicable regulatory requirements, the success of our investment activity and the value of our portfolio is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets and the level and volatility of interest rates.

If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and cause a decline in our revenue.

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 77.7%, 80.2% and 86.4% at December 31, 2016, 2015 and 2014, respectively. The factors affecting the persistency of our insurance portfolio include:

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

We provide contract underwriting services for certain of our customers, including on loans for which we are not providing mortgage insurance. For substantially all of the existing loans that were originated through our contract underwriting services, we have agreed that if we make a material error in providing these services and the error leads to a loss for the customer, the customer may, subject to certain conditions and limitations, claim a remedy. Accordingly, we have assumed some risk in connection with providing these services. We also face regulatory and litigation risk in providing these services.

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

Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $13.6 million as of December 31, 2016. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $8.4 million as of December 31, 2016, and paid to its parent company, Essent US Holdings, Inc., a $5.0 million dividend in February 2017. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report. As a result of these dividend limitations, we likely will not receive dividend income from our subsidiaries for several years and, consequently, Essent Group Ltd. may have limited liquidity and may be required to raise additional capital.

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

The mortgage insurance industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by Federal and state agencies. Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the recent financial crisis. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers have been involved in class action litigation alleging violations of Section 8 of the Real Estate Settlement Procedures Act of 1974, or RESPA, and the Fair Credit Reporting Act, or FCRA. Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business services. Violations of the referral fee limitations of RESPA may be enforced by the CFPB, HUD, the Department of Justice, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received civil investigative demands from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. We received such an inquiry from the CFPB in January 2012; however, we do not currently have nor have we ever had any such captive reinsurance arrangements. In April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance, and a settlement with a fifth private mortgage insurer was announced in November 2013. Under the settlements as approved, the mortgage insurers agreed to end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and are required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders. Although we did not participate in the practices that were the subject of the CFPB investigation, the private mortgage insurance industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

Our operating insurance and reinsurance subsidiaries are subject to regulation in various jurisdictions, and material changes in the regulation of their operations could adversely affect us.

Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:

•	establish solvency requirements, including minimum reserves and capital and surplus requirements;

•	limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; and

•	impose restrictions on the amount and type of investments we may hold.

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The MGIWG is continuing its work into 2017.

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

These statutes and regulations may restrict Essent Reinsurance Ltd.'s ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. In addition, Essent Reinsurance Ltd. is exposed to any changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. As a result of the delay in implementation of Solvency II Directive 2009/138/EC ("Solvency II"), it is unclear when the European Commission will make a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

We are subject to banking regulations that may limit our business activities.

The Goldman Sachs Group, Inc. is a bank holding company and regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group, Inc. and on any company that is deemed to be controlled by The Goldman Sachs Group, Inc. under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interests in us, we are deemed to be controlled by The Goldman Sachs Group, Inc., and are therefore considered to be a non-bank subsidiary of The Goldman Sachs Group, Inc. under the BHC Act and so we are subject to the supervision and regulation of the Federal Reserve and to certain banking laws, regulations and orders that apply to The Goldman Sachs Group, Inc. We will remain subject to this regulatory regime until The Goldman Sachs Group, Inc. is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group, Inc. has significantly reduced its voting and economic interests in us.

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

U.S. Persons holding our common shares should consider their possible obligation to file a FinCEN Form 114, Report of Foreign Bank and Financial Accounts with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. Federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our common shares.

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

It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us or holders of our common shares. Recent legislative proposals would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the United States. There can be no assurance that any such proposal would not apply to Essent Group Ltd. Congress also has considered legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Legislative proposals introduced in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. In addition, legislation based on the Tax Reform Task Force Blueprint dated June 24, 2016, which recommends moving to a consumption or destination-based tax system and provides for border adjustments taxing imports, may be introduced and enacted and its impact on the insurance industry may adversely impact our results. Any such legislation could have a retroactive effect. Additionally, the U.S. Federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States or is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" or the RPII of a CFC, are subject to change, possibly on a retroactive basis. There are currently no final regulations regarding the application of the PFIC rules to insurance companies, as both the PFIC and RPII regulations are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect, and/or a negative impact upon an investor subject to U.S. taxation.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 10, 2017, we had 93,390,034 outstanding common shares. Holders of more than approximately 20 million shares have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future. Once we register the shares for the holders of registration rights, they can be freely sold in the public market upon issuance.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." The following table sets forth, for the periods indicated, the high and low intra-day sales prices of our common shares as reported by the NYSE for the years ended December 31, 2016 and 2015:

2016	High	Low
First Quarter	$21.66	$16.48
Second Quarter	$22.33	$19.30
Third Quarter	$28.62	$20.96
Fourth Quarter	$33.94	$25.84

2015	High	Low
First Quarter	$25.94	$22.06
Second Quarter	$28.06	$23.48
Third Quarter	$29.67	$24.49
Fourth Quarter	$26.80	$21.87

As of February 10, 2017, we had approximately 14 holders of record of our common shares.

Performance Graph

The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2016, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
S&P 500	$100.00	$105.23	$117.21	$116.36	$127.46
Peer Index	$100.00	$100.90	$101.24	$133.32	$166.77
ESNT	$100.00	$114.57	$122.43	$104.24	$154.14

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2016

The following table sets forth, as of December 31, 2016, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	493,161	(1)	(2)	14,106,355	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	493,161		—	14,106,355
_______________________________________________________________________________

(1)
All of these shares are subject to outstanding restricted common share unit awards. This number does not include 2,107,876 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under Column (c).

(2)	Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)
All of the shares that remained available for future issuance as of December 31, 2016, were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 14,700,000 common shares were originally reserved and available for delivery under the 2013 Plan. The total number of common shares reserved and available for delivery under the 2013 Plan is increased on the first day of each of our fiscal years beginning with 2014 in an amount equal to the lesser of (i) 1,500,000 common shares, (ii) 2% of our outstanding common shares on the last day of the immediately preceding fiscal year, or (iii) such number of common shares as determined by our board of directors. The number of common shares reserved and available for delivery under the 2013 Plan is subject to adjustment, as described below. The maximum number of common shares that may be issued in respect of incentive share options under the 2013 Plan is 14,700,000. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

Issuer Purchase of Equity Securities

The table below sets forth information regarding repurchases of our common shares during the fourth quarter of 2016. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2016	555	$26.61	—	—
November 1 - November 30, 2016	—	N/A	—	—
December 1 - December 31, 2016	—	N/A	—	—
Total	555		—	—

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations (In thousands, except per share amounts)	2016	2015	2014	2013	2012
Revenues:
Net premiums written	$441,278	$370,568	$276,778	$186,200	$72,668
Increase in unearned premiums	(18,571)	(44,097)	(53,549)	(62,829)	(30,875)
Net premiums earned	422,707	326,471	223,229	123,371	41,793
Net investment income	27,890	19,885	12,285	4,110	2,269
Realized investment gains, net	1,934	2,554	925	116	143
Other income	5,727	4,380	3,028	3,806	4,511
Total revenues	458,258	353,290	239,467	131,403	48,716
Losses and expenses:
Provision for losses and LAE	15,525	11,905	6,308	2,321	1,466
Other underwriting and operating expenses	130,851	112,987	97,232	71,055	61,126
Total losses and expenses	146,376	124,892	103,540	73,376	62,592
Income (loss) before income taxes	311,882	228,398	135,927	58,027	(13,876)
Income tax expense (benefit)	89,276	71,067	47,430	(7,386)	(333)
Net income (loss)	$222,606	$157,331	$88,497	$65,413	$(13,543)
Earnings (loss) per share (EPS)(1):
Basic:
Common Shares(2)	$2.45	$1.74	$1.05	$0.90	N/A
Class A common shares	N/A	N/A	N/A	N/A	$(0.49)
Class B-2 common shares	N/A	N/A	N/A	N/A	(0.01)
Diluted:
Common Shares(2)	$2.41	$1.72	$1.03	$0.70	N/A
Class A common shares	N/A	N/A	N/A	N/A	$(0.49)
Class B-2 common shares	N/A	N/A	N/A	N/A	(0.01)
Weighted average common shares outstanding:
Basic:
Common Shares(2)	90,913	90,351	83,986	14,044	N/A
Class A common shares	N/A	N/A	N/A	N/A	27,445
Class B-2 common shares	N/A	N/A	N/A	N/A	393
Diluted:
Common Shares(2)	92,245	91,738	85,602	18,103	N/A
Class A common shares	N/A	N/A	N/A	N/A	27,445
Class B-2 common shares	N/A	N/A	N/A	N/A	393

	December 31,
Balance sheet data ($ in thousands)	2016	2015	2014	2013	2012
Total investments	$1,615,102	$1,276,634	$1,057,613	$332,555	$247,414
Cash	27,531	24,606	24,411	477,655	22,315
Total assets	1,882,998	1,469,099	1,181,461	853,970	283,332
Reserve for losses and LAE	28,142	17,760	8,427	3,070	1,499
Unearned premium reserve	219,616	201,045	156,948	103,399	40,570
Revolving credit facility borrowings	100,000	N/A	N/A	N/A	N/A
Amounts due under Asset Purchase Agreement	—	—	—	4,949	9,841
Total stockholders' equity	$1,343,773	$1,119,241	$955,738	$722,141	$219,123

	December 31,
Selected additional data ($ in thousands)	2016	2015	2014	2013	2012
New insurance written(3)	$34,949,319	$26,193,656	$24,799,434	$21,152,638	$11,241,161
Loss ratio(4)	3.7%	3.6%	2.8%	1.9%	3.5%
Expense ratio(5)	30.9%	34.6%	43.6%	57.6%	146.3%
Combined ratio	34.5%	38.3%	46.4%	59.5%	149.8%

	December 31,
Insurance portfolio ($ in thousands)	2016	2015	2014	2013	2012
Insurance in force	$83,265,522	$65,242,453	$50,762,594	$32,028,196	$13,628,980
Risk in force	$20,627,317	$16,073,174	$12,227,270	$7,768,605	$3,221,631
Policies in force	375,898	297,437	229,721	141,417	59,764
Loans in default	1,757	1,028	457	159	56
Percentage of loans in default	0.47%	0.35%	0.20%	0.11%	0.09%

Insurance company capital ($ in thousands)
U.S. Mortgage Insurance
Subsidiaries
Combined statutory capital(6)	$1,144,279	$913,182	$705,890	$469,424	$203,611
Risk-to-capital ratios:
Essent Guaranty, Inc.	15.3:1	15.7:1	16.4:1	16.6:1	15.8:1
Essent Guaranty of PA, Inc.	6.8:1	9.7:1	14.6:1	17.1:1	16.2:1
Combined(7)	14.7:1	15.2:1	16.2:1	16.5:1	15.8:1

Essent Reinsurance Ltd.
Stockholder's equity (GAAP basis)	$401,273	$220,178	$155,123	$389	$366
Net risk in force(8)	$4,181,737	$2,364,692	$835,976	N/A	N/A
_______________________________________________________________________________

(1)
Prior to the initial public offering ("IPO") which was completed on November 5, 2013, the Company had two classes of common shares outstanding: Class A common shares and Class B-2 common shares. The Class A common shares accrued a 10% cumulative dividend and the Class B-2 common shares had no stated dividend rate with any dividends being declared at the discretion of the Company's Board of Directors. Accordingly, earnings (loss) per common share was calculated using the "two-class" method which provides that earnings and losses be allocated to each class of common shares according to dividends declared and their respective participation rights. Substantially all of the net income (loss) for the periods prior to the IPO was allocated to the Class A common shares for purposes of determining earnings per share. Upon the completion of the IPO, all of the Class A common shares and the Class B-2 common shares converted into a single class of common shares (the "Common Shares").

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

(4)	Loss ratio is calculated by dividing the provision for losses and loss adjustment expenses ("LAE") by net premiums earned.

(5)	Expense ratio is calculated by dividing other underwriting and operating expenses, excluding interest expense, by net premiums earned.

(6)	Combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions.

(7)	Combined risk-to-capital ratio equals the sum of net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital.

(8)	Net risk in force represents total risk in force, net of reinsurance ceded and net of exposures on policies for which loss reserves have been established.

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

        Except as otherwise indicated, “Market Share” means our market share as measured by our share of total new insurance written (“NIW”) on a flow basis (in which loans are insured in individual, loan-by-loan transactions) in the U.S. private mortgage insurance industry, and excludes both NIW under the Home Affordable Refinance Program (“HARP” and such NIW, the “HARP NIW”) and bulk insurance (in which each loan in a portfolio of loans is insured in a single transaction).

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 12.9% Market Share for the year ended December 31, 2016. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering ("IPO") in November 2013. The financial strength of Essent Guaranty, Inc., our wholly-owned insurance subsidiary, is rated Baa2 with a stable outlook by Moody's Investors Service ("Moody's") and BBB+ with a stable outlook by S&P Global Ratings ("S&P").

We had master policy relationships with approximately 1,360 customers as of December 31, 2016. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 376 employees as of December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, we generated NIW of approximately $34.9 billion (including approximately $0.1 billion in NIW written on a bulk basis), $26.2 billion (including approximately $0.3 billion in NIW written on a bulk basis) and $24.8 billion (including approximately $1.8 billion in NIW written on a bulk basis), respectively. As of December 31, 2016, we had approximately $83.3 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2016, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $384.1 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. In 2016, S&P assigned a financial strength rating of BBB+ with a stable outlook to Essent Re.

Legislative and Regulatory Developments

Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. Key regulatory and legislative developments that may affect us include:

Housing Finance, GSE Reform and GSE Qualified Mortgage Insurer Requirements

Because an overwhelming majority of our current and expected future business is the provision of mortgage insurance on loans sold to the GSEs, changes to the business practices of the GSEs or any regulation relating to the GSEs may impact our business and our results of operations. The Federal Housing Finance Agency ("FHFA") is the regulator and conservator of the

GSEs with authority to control and direct their operations. The FHFA has directed, and is likely to continue to direct, changes to the business operations of the GSEs in ways that affect the mortgage insurance industry.

It is likely that Federal legislation will be necessary to resolve the conservatorship of the GSEs, and such legislation could materially affect the role and charter of the GSEs and the operation of the housing finance system. In 2011, the U.S. Department of the Treasury recommended options for winding down the GSEs and using a combination of Federal housing policy changes to contract the government's footprint in housing finance and restore a larger role for private capital. Since 2011, members of Congress have introduced several bills intended to reform the secondary market and the role of the GSEs, although no comprehensive housing finance or GSE reform legislation has been enacted to date. See "Business—Regulation—Federal Mortgage-Related Laws and Regulations—Housing Finance Reform," "Risk Factors—Risks Relating to Our Business—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns," and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2016, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Dodd-Frank Act

Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Act that are expected to have a significant impact on the housing finance industry, including the Qualified Mortgage, or QM, definition and the risk retention requirement and related Qualified Residential Mortgage, or QRM, definition.

QM Definition

Under the Dodd-Frank Act, the Consumer Financial Protection Bureau ("CFPB") is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. On January 10, 2014, the CFPB implemented a final rule regarding QMs, which we refer to as the "QM Rule." Under the QM Rule, a loan is deemed to be a QM if it has certain loan features, satisfies extensive documentation requirements and meets limitations on fees and points and APRs. The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold.

We expect that most lenders will be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. To the extent the use of private mortgage insurance causes a loan not to meet the definition of a QM, the volume of loans originated with mortgage insurance may decline. In addition, the impact of the mortgage insurance premiums on the calculation of points and fees for purposes of QM may influence the use of mortgage insurance, as well as our mix of premium plans and therefore our profitability. See "—Factors Affecting Our Results of Operations—Persistency and Business Mix" and "Risk Factors—Risks Relating to Our Business—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

Risk Retention Requirements and QRM Definition

The Dodd-Frank Act provides for an originator or issuer risk retention requirement on securitized mortgage loans that do not meet the definition of a QRM. The QRM regulations, which became effective on December 24, 2015, align the definition of a QRM loan with that of a QM loan. Given the alignment of the QRM definition to QM, unless the QRM or QM definitions are revised we expect little or no adverse impact to our current business from the final QRM standards. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Business—Regulation—Federal Mortgage-Related Laws and Regulation—Dodd-Frank Act—Qualified Residential Mortgage Regulations—Risk Retention Requirements" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of the Department of Housing and Urban Development. The most recent FHA report to Congress dated November 15, 2016 on the financial status of the FHA's Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.32%, above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

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

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2016 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage.

For the year ended December 31, 2016, monthly and single premium policies comprised 82.8% and 17.2% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 77.7% at December 31, 2016. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2016. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any "other-than-temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. Through June 30, 2016, the insurance and certain of the reinsurance policies issued by Essent Re in connection with the ACIS program were previously accounted for as derivatives under U.S. generally accepted accounting principles ("GAAP") with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies were impacted by changes in market observable factors. In the quarter ended September 30, 2016, these policies were amended and are now accounted for as insurance rather than as derivatives. See Note 16 to our consolidated financial statements.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 83% of our IIF as of December 31, 2016 having been originated since January 1, 2014. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2016, 83% of our IIF relates to business written since January 1, 2014 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 64%, 64% and 66% of other underwriting and operating expenses for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased as we have increased our staffing from 289 employees at January 1, 2014 to 376 at December 31, 2016, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses resulting in a decline in our expense ratio for the full year 2017 as compared to 2016.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. From 2010, when we first began writing policies, through December 31, 2016, we have increased our NIW annually. We have also grown the number of customers who have approved us to provide mortgage insurance over this period, as well as increased our NIW from certain customers. The following table includes a summary of the change in our IIF for the years ended December 31, 2016, 2015 and 2014 for our U.S. mortgage insurance portfolio. In addition, this table includes our risk in force ("RIF") at the end of each period.

	Year Ended December 31,
($ in thousands)	2016	2015	2014
IIF, beginning of period	$65,242,453	$50,762,594	$32,028,196
NIW	34,949,319	26,193,656	24,799,434
Cancellations	(16,926,250)	(11,713,797)	(6,065,036)
IIF, end of period	$83,265,522	$65,242,453	$50,762,594
Average IIF during the period	$72,970,600	$57,754,846	$40,577,996
RIF, end of period	$20,627,317	$16,073,174	$12,227,270

The following is a summary of our IIF at December 31, 2016 by vintage:

($ in thousands)	$	%
2016	$33,609,553	40.4%
2015	21,226,878	25.5
2014	14,543,735	17.5
2013	9,440,086	11.3
2012	3,843,570	4.6
2011	571,364	0.7
2010	30,336	0.0
	$83,265,522	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the years ended December 31, 2016, 2015 and 2014, our average premium rate was 0.57%, 0.56% and 0.55%, respectively.

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

As of December 31, 2016, our combined net risk in force for our U.S. insurance companies was $16.8 billion and our combined statutory capital was $1.1 billion, resulting in a risk-to-capital ratio of 14.7:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2016	2015	2014
Revenues:
Net premiums written	$441,278	$370,568	$276,778
Increase in unearned premiums	(18,571)	(44,097)	(53,549)
Net premiums earned	422,707	326,471	223,229
Net investment income	27,890	19,885	12,285
Realized investment gains, net	1,934	2,554	925
Other income	5,727	4,380	3,028
Total revenues	458,258	353,290	239,467

Losses and expenses:
Provision for losses and LAE	15,525	11,905	6,308
Other underwriting and operating expenses	130,851	112,987	97,232
Total losses and expenses	146,376	124,892	103,540
Income before income taxes	311,882	228,398	135,927
Income tax expense	89,276	71,067	47,430
Net income	$222,606	$157,331	$88,497

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

For the year ended December 31, 2016, we reported net income of $222.6 million, compared to net income of $157.3 million for the year ended December 31, 2015. The increase in our operating results in 2016 over 2015 was primarily due to an increase in net premiums earned associated with the growth of our IIF and an increase in net investment income, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the year ended December 31, 2016 by 29% compared to the year ended December 31, 2015 primarily due to the increase in our average IIF from $57.8 billion in 2015 to $73.0 billion in 2016, as well as an increase in average premium rate from 0.56% for the year ended December 31, 2015 to 0.57% for the year ended December 31, 2016. The increase in the average premium rate during the year ended December 31, 2016 is due primarily to an increase in premium earned on the cancellation of non-refundable single premium policies.

Net premiums written increased in the year ended December 31, 2016 by 19% over the prior year. The increase was due primarily to the increase in average IIF of 26% for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

In the year ended December 31, 2016, unearned premiums increased by $18.6 million as a result of net premiums written on single premium policies of $99.4 million which was partially offset by $80.8 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2015, unearned premiums increased by $44.1 million as a result of net premiums written on single premium policies of $101.1 million which was partially offset by $57.0 million of unearned premium that was recognized in earnings during the year. Included in unearned premium recognized was $36.9 million and $21.8 million related to policy cancellations for the year ended December 31, 2016 and 2015, respectively.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Year Ended December 31,
(In thousands)	2016	2015
Fixed maturities	$29,865	$21,693
Short-term investments	142	63
Gross investment income	30,007	21,756
Investment expenses	(2,117)	(1,871)
Net investment income	$27,890	$19,885

The increase in net investment income to $27.9 million for the year ended December 31, 2016 as compared to $19.9 million for the year ended December 31, 2015, was due to an increase in the weighted average balance of our investment portfolio and an increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $1.4 billion during the year ended December 31, 2016 from $1.2 billion during the year ended December 31, 2015 primarily as a result of investing cash flows generated from operations. The pre-tax investment income yield increased from 1.9% in the year ended December 31, 2015 to 2.1% in the year ended December 31, 2016 primarily due to the increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The increase in other income for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to an increase in favorable net valuation adjustments associated with ACIS contracts formerly accounted for as insurance rather than as derivatives, and an increase in contract underwriting revenue, partially offset by a decrease in Triad service fees associated with a reduction in the number of Triad's mortgage insurance policies in force. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in 2016 as compared to 2015 was primarily due to an increase in the number of insured loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2016	2015
Beginning default inventory	1,028	457
Plus: new defaults	3,746	2,034
Less: cures	(2,857)	(1,384)
Less: claims paid	(154)	(79)
Less: rescissions and denials	(6)	—
Ending default inventory	1,757	1,028

The increase in the number of defaults at December 31, 2016 compared to December 31, 2015 was primarily due to an increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2016	2015
Case reserves (in thousands)	$25,758	$16,272
Ending default inventory	1,757	1,028
Average case reserve per default (in thousands)	$14.7	$15.8
Default rate	0.47%	0.35%
Claims received included in ending default inventory	44	21

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

	Year Ended December 31,
(In thousands)	2016	2015
Reserve for losses and LAE at beginning of year	$17,760	$8,427
Add provision for losses and LAE occurring in:
Current year	21,889	14,956
Prior years	(6,364)	(3,051)
Incurred losses during the current year	15,525	11,905
Deduct payments for losses and LAE occurring in:
Current year	927	544
Prior years	4,216	2,028
Loss and LAE payments during the current year	5,143	2,572
Reserve for losses and LAE at end of year	$28,142	$17,760

	As of December 31, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	914	52%	$6,615	26%	$50,737	13%
Four to eleven payments	620	35	11,505	45	32,833	35
Twelve or more payments	179	10	5,678	22	9,575	59
Pending claims	44	3	1,960	7	2,272	86
Total case reserves	1,757	100%	25,758	100%	$95,417	27
IBNR			1,932
LAE and other			452
Total reserves for losses and LAE			$28,142

	As of December 31, 2015
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	535	52%	$4,492	28%	$29,003	15%
Four to eleven payments	383	37	8,283	51	20,825	40
Twelve or more payments	89	9	2,688	16	4,299	63
Pending claims	21	2	809	5	844	96
Total case reserves	1,028	100%	16,272	100%	$54,971	30
IBNR			1,220
LAE and other			268
Total reserves for losses and LAE			$17,760

During the year ended December 31, 2016, the provision for losses and LAE was $15.5 million, comprised of $21.9 million of current year losses partially offset by $6.4 million of favorable prior years' loss development. During the year ended December 31, 2015, the provision for losses and LAE was $11.9 million, comprised of $15.0 million of current year losses partially offset by $3.1 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2016	2015
Number of claims paid	154	79
Amount of claims paid	$5,028	$2,498
Claim severity	73%	92%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2016		2015
($ in thousands)	$	%	$	%
Compensation and benefits	$84,044	64%	$72,229	64%
Other	46,807	36	40,758	36
	$130,851	100%	$112,987	100%

Number of employees at end of period		376		366

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to increases in incentive compensation, stock compensation and the size of our workforce, which increased to 376 at December 31, 2016 from 332 at January 1, 2015, as additional employees were hired to support the growth in our business, including in our sales organization. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $89.3 million for the year ended December 31, 2016 compared to $71.1 million for the year ended December 31, 2015. Our effective tax rate was 28.6% and 31.1% for the years ended December 31, 2016 and 2015, respectively. During 2016, the proportion of our consolidated earnings generated in Bermuda increased as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty, Inc. and Essent Re. Bermuda does not have a corporate income tax.

At December 31, 2016 and 2015, we concluded that it was more likely than not that our deferred tax assets would be realized. In 2017, we expect an increasing portion of our consolidated earnings will be generated in Bermuda and accordingly expect that our effective tax rate will decline below our effective tax rate for the year ended December 31, 2016.

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

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was$71.1 million for the year ended December 31, 2015 compared to $47.4 million for the year ended December 31, 2014. Our effective tax rate was 31.1% for the year ended December 31, 2015. During 2015, the proportion of our consolidated earnings generated in Bermuda increased as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement entered in to by Essent Guaranty, Inc. and Essent Re effective July 1, 2014. Bermuda does not have a corporate income tax.

Our effective tax rate was 34.9% for the year ended December 31, 2014, which approximated the U.S. federal statutory tax rate as substantially all of our earnings in 2014 were generated in the United States.

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

As of December 31, 2016, we had substantial liquidity with cash of $27.5 million, short-term investments of $132.3 million and fixed maturity investments of $1.5 billion. We also had $100 million available under our revolving credit facility, with $100 million of borrowings outstanding under the facility. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin and are paid monthly. At December 31, 2016, net cash and investments at the holding company were $46.6 million.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2016, Essent Guaranty, Inc., had unassigned surplus of approximately $13.6 million and has paid no dividends since its inception. Essent Guaranty of PA, Inc. had unassigned surplus of approximately $8.4 million as of December 31, 2016, and paid to its parent company, Essent US Holdings, Inc., a $5.0 million dividend in February 2017. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Inc., Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2016, Essent Re had total equity of $401.3 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $349.6 million at December 31, 2016. At December 31, 2016, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net cash provided by operating activities	$273,476	$224,139	$153,704
Net cash used in investing activities	(365,316)	(220,712)	(727,700)
Net cash provided by (used in) financing activities	94,765	(3,232)	120,752
Net increase (decrease) in cash	$2,925	$195	$(453,244)

Operating Activities

Cash flow provided by operating activities totaled $273.5 million for the year ended December 31, 2016 as compared to $224.1 million for the year ended December 31, 2015 and $153.7 million for the year ended December 31, 2014. The increase in cash flow from operations of $49.3 million in 2016 and $70.4 million in 2015 was primarily a result of increases in premium collected and net investment income partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $365.3 million for the year ended December 31, 2016 as compared to cash used in investing activities of $220.7 million for the year ended December 31, 2015 and $727.7 million for the year ended December 31, 2014. The increase in cash flow used in investing activities primarily related to investing cash flows from the business and investing the $100 million borrowed under the revolving credit facility. The decrease in cash flow used in investing activities in the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily related to investing proceeds from our IPO, secondary offering, and capital contributions from our initial investors during 2014.

Financing Activities

Cash flow provided by financing activities totaled $94.8 million for the year ended December 31, 2016 as compared to cash flow used in financing activities of $3.2 million for the year ended December 31, 2015. The increase in cash flow provided by financing activities of $98.0 million was primarily related to the $100 million borrowing under the revolving credit facility. The proceeds of this borrowing were contributed to Essent Re to support new business.

Cash flow used in financing activities totaled $3.2 million for the year ended December 31, 2015 as compared to cash provided by financing activities of $120.8 million for the year ended December 31, 2014. The decrease in cash flow provided by financing activities of $124.0 million was primarily due to a decrease in the issuance of common shares in 2015 as compared to 2014. In 2014, the Company completed a secondary offering of Common Shares for $126.7 million in net proceeds, net of offering costs.

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

During the year ended December 31, 2016, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries. During the year ended December 31, 2015, capital contributions of $20.0 million were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2016 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$627,049
Contingency reserves	517,230
Combined statutory capital	$1,144,279
Combined net risk in force	$16,801,992
Combined risk-to-capital ratio	14.7:1

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

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty, Inc. to reinsure 25% of Essent Guaranty, Inc.’s GSE-eligible NIW effective July 1, 2014. Essent Group Ltd. made capital contributions to Essent Re of $130.0 million and $41.2 million during the years ended December 31, 2016 and 2015, respectively, to support new business. As of December 31, 2016, Essent Re had total stockholders’ equity of $401.3 million and net risk in force of $4.2 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, Inc., our principal mortgage insurance subsidiary, is Baa2 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2016, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of December 31, 2016, Essent Guaranty, Inc.'s Available Assets were $1.18 billion and its
Minimum Required Assets were $1.13 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders' Equity

As of December 31, 2016, stockholders’ equity was $1.3 billion compared to $1.1 billion as of December 31, 2015. This increase was primarily due to net income generated in 2016.

Investments

The total fair value of our investment portfolio was $1.6 billion as of December 31, 2016 and $1.3 billion as of December 31, 2015. In addition, our total cash was $27.5 million as of December 31, 2016, compared to $24.6 million as of December 31, 2015. The increase in investments and cash was primarily due to investing net cash flows from operations and the $100 million borrowed under the revolving credit facility.

Investment Portfolio by Asset Class

Asset Class	December 31, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$191,548	11.9%	$177,607	13.9%
U.S. agency securities	18,441	1.1	13,782	1.1
U.S. agency mortgage-backed securities	316,494	19.6	159,602	12.5
Municipal debt securities(1)	334,324	20.7	279,828	21.9
Corporate debt securities(2)	456,357	28.3	396,732	31.1
Residential and commercial mortgage securities	68,336	4.2	55,356	4.3
Asset-backed securities	127,172	7.9	126,629	9.9
Money market funds	102,430	6.3	67,098	5.3
Total Investments	$1,615,102	100.0%	$1,276,634	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	63.6%	70.4%
General obligation bonds	29.7	24.5
Certificate of participation bonds	4.9	4.0
Tax allocation bonds	1.1	1.1
Special tax bonds	0.7	—
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	40.6%	44.9%
Consumer, non-cyclical	18.6	14.8
Energy	9.3	9.0
Consumer, cyclical	6.3	6.2
Utilities	6.0	5.0
Communications	6.0	7.1
Industrial	5.6	5.2
Technology	4.3	3.8
Basic materials	3.3	4.0
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	December 31, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$780,513	48.3%	$554,789	43.5%
Aa1	88,977	5.5	74,322	5.8
Aa2	101,772	6.3	89,533	7.0
Aa3	89,421	5.5	68,587	5.4
A1	143,938	8.9	126,920	9.9
A2	126,113	7.8	122,745	9.6
A3	95,926	6.0	87,781	6.9
Baa1	85,864	5.3	80,137	6.3
Baa2	71,950	4.5	51,528	4.0
Baa3	24,544	1.5	19,662	1.5
Below Baa3	6,084	0.4	630	0.1
Total Investments	$1,615,102	100.0%	$1,276,634	100.0%
_______________________________________________________________________________

(1)	Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.

Investment Portfolio by Effective Duration

Effective Duration	December 31, 2016		December 31, 2015
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$329,901	20.4%	$235,001	18.4%
1 to < 2 Years	153,184	9.5	141,995	11.1
2 to < 3 Years	156,620	9.7	214,274	16.8
3 to < 4 Years	176,896	11.0	104,772	8.2
4 to < 5 Years	139,115	8.6	141,428	11.1
5 or more Years	659,386	40.8	439,164	34.4
Total Investments	$1,615,102	100.0%	$1,276,634	100.0%

Top Ten Portfolio Holdings

	December 31, 2016
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.125% 5/15/2025	$19,687	$19,747	$(60)	Aaa
2	U.S. Treasury 1.500% 8/15/2026	18,833	20,392	(1,559)	Aaa
3	U.S. Treasury 2.250% 11/15/2024	16,385	16,841	(456)	Aaa
4	U.S. Treasury 0.000% 1/12/2017	14,998	14,999	(1)	Aaa
5	Ginnie Mae 4.000% 7/20/2045	14,504	14,776	(272)	Aaa
6	Ginnie Mae 4.000% 8/20/2045	14,374	14,607	(233)	Aaa
7	U.S. Treasury 5.250% 11/15/2028	13,119	13,727	(608)	Aaa
8	Freddie Mac 2.500% 10/1/2030	12,780	13,006	(226)	Aaa
9	Fannie Mae 3.000% 7/25/2045	10,953	11,230	(277)	Aaa
10	Freddie Mac 3.000% 8/1/2046	10,810	11,358	(548)	Aaa
Total		$146,443	$150,683	$(4,240)
Percent of Investment Portfolio		9.1%
_______________________________________________________________________________

(1)
As of December 31, 2016, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for more than 12 months and less than 12 months.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2015
($ in thousands)	Security	Fair Value
1	U.S. Treasury 2.125% 5/15/2025	$24,974
2	Ginnie Mae 4.000% 8/20/2045	21,711
3	U.S. Treasury 2.250% 11/15/2024	16,495
4	Freddie Mac 2.500% 10/1/2030	15,697
5	U.S. Treasury 2.125% 6/30/2022	15,080
6	U.S. Treasury 0.000% 3/3/2016	14,997
7	Fannie Mae 1.500% 6/22/2020	11,362
8	U.S. Treasury 2.250% 11/15/2025	10,329
9	U.S. Treasury 1.000% 9/30/2016	10,020
10	U.S. Treasury 0.750% 3/15/2017	9,987
Total		$150,652
Percent of Investment Portfolio		11.8%

The following table includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2016:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$7,319	$7,414	Baa1
City of Houston	3,355	3,353	Aa3
University of Houston System	3,245	3,362	Aa2
Dallas/Fort Worth International Airport	2,903	2,752	A1
City of El Paso	2,498	2,512	Aa2
City of Austin	2,276	2,224	A1
Harris County Cultural Education	1,996	2,000	A1
Carrollton-Farmers Branch Independent School District	1,970	2,011	Aaa
City of Dallas	1,762	1,751	Aa1
Alamo Community College District	1,665	1,665	Aaa
Tarrant Regional Water District	1,542	1,543	Aaa
City of College Station	1,441	1,491	Aa2
Bryan Independent School District	1,292	1,356	Aaa
City of San Antonio	1,254	1,233	A1
Alvin Independent School District	1,228	1,233	Aaa
Spring Independent School District	1,213	1,270	Aaa
City of Corpus Christi	1,134	1,122	A1
Pharr-San Juan-Alamo Independent School District	1,086	1,118	Aaa
Port Arthur Independent School District	1,013	1,034	Aaa
Harlandale Independent School District	878	879	Aaa
San Jacinto Community College District	871	862	Aa3
	$41,941	$42,185
_______________________________________________________________________________

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Contractual Obligations

As of December 31, 2016, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving credit facility borrowings	$100,000	$—	$100,000	$—	$—
Estimated loss and LAE payments(1)	28,142	16,189	11,953	—	—
Operating lease obligations	19,029	2,356	4,882	4,910	6,881
Total	$147,171	$18,545	$116,835	$4,910	$6,881
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

We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2017 under the non-cancelable sublease.

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

Under the current guidance a debt security impairment is deemed other-than-temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2016, 2015 and 2014, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer is current on its scheduled interest and principal payments. We recorded other-than-temporary impairments of $0.1 million and $0.3 million in the years ended December 31, 2016 and 2015, respectively, for securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date. We recognized no other-than-temporary impairment losses in earnings associated with our investment portfolio in the year ended December 31, 2014.

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

At December 31, 2016, the effective duration of our investment portfolio, including cash, was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.4% in fair value of our investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Essent Group Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Essent Group Ltd. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 15, 2017

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2016	2015
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2016 — $1,497,186; 2015 — $1,189,978)	$1,482,754	$1,190,638
Short-term investments (amortized cost: 2016 — $132,352; 2015 — $85,994)	132,348	85,996
Total investments	1,615,102	1,276,634
Cash	27,531	24,606
Accrued investment income	9,488	7,768
Accounts receivable	21,632	16,637
Deferred policy acquisition costs	13,400	11,529
Property and equipment (at cost, less accumulated depreciation of $46,543 in 2016 and $42,479 in 2015)	8,119	9,021
Prepaid federal income tax	181,272	119,412
Other assets	6,454	3,492
Total assets	$1,882,998	$1,469,099

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$28,142	$17,760
Unearned premium reserve	219,616	201,045
Net deferred tax liability	142,587	87,964
Revolving credit facility borrowings	100,000	—
Securities purchases payable	14,999	14,996
Other accrued liabilities	33,881	28,093
Total liabilities	539,225	349,858
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common Shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 93,105 shares in 2016 and 92,650 shares in 2015	1,397	1,390
Additional paid-in capital	918,296	904,221
Accumulated other comprehensive loss	(12,255)	(99)
Retained earnings	436,335	213,729
Total stockholders' equity	1,343,773	1,119,241
Total liabilities and stockholders' equity	$1,882,998	$1,469,099

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Revenues:
Net premiums written	$441,278	$370,568	$276,778
Increase in unearned premiums	(18,571)	(44,097)	(53,549)
Net premiums earned	422,707	326,471	223,229
Net investment income	27,890	19,885	12,285
Realized investment gains, net	1,934	2,554	925
Other income	5,727	4,380	3,028
Total revenues	458,258	353,290	239,467

Losses and expenses:
Provision for losses and LAE	15,525	11,905	6,308
Other underwriting and operating expenses	130,851	112,987	97,232
Total losses and expenses	146,376	124,892	103,540

Income before income taxes	311,882	228,398	135,927
Income tax expense	89,276	71,067	47,430
Net income	$222,606	$157,331	$88,497

Earnings per share:
Basic	$2.45	$1.74	$1.05
Diluted	2.41	1.72	1.03

Weighted average common shares outstanding:
Basic	90,913	90,351	83,986
Diluted	92,245	91,738	85,602

Net income	$222,606	$157,331	$88,497

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($2,941) in 2016, ($1,285) in 2015 and $2,825 in 2014	(12,156)	(4,766)	6,114
Total other comprehensive (loss) income	(12,156)	(4,766)	6,114
Comprehensive income	$210,450	$152,565	$94,611

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2014	$1,297	$754,390	$(1,447)	$(32,099)	$—	$722,141
Net income				88,497		88,497
Other comprehensive income			6,114			6,114
Issuance of Common Shares net of issuance cost of $6,761	90	126,649				126,739
Issuance of management incentive shares	2	414				416
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		12,520				12,520
Excess tax benefits from stock-based compensation expense		1,809				1,809
Treasury stock acquired					(2,498)	(2,498)
Cancellation of treasury stock	(1)	(2,497)			2,498	—
Balance at December 31, 2014	$1,388	$893,285	$4,667	$56,398	$—	$955,738

Net income				157,331		157,331
Other comprehensive loss			(4,766)			(4,766)
Issuance of management incentive shares	6	(6)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		13,633				13,633
Excess tax benefits from stock-based compensation expense		2,420				2,420
Treasury stock acquired					(5,168)	(5,168)
Cancellation of treasury stock	(3)	(5,165)			5,168	—
Other equity transactions		53				53
Balance at December 31, 2015	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				222,606		222,606
Other comprehensive loss			(12,156)			(12,156)
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		16,881				16,881
Excess tax benefits from stock-based compensation expense		1,083				1,083
Treasury stock acquired					(4,024)	(4,024)
Cancellation of treasury stock	(3)	(4,021)			4,024	—
Other equity transactions		142				142
Balance at December 31, 2016	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating Activities
Net income	$222,606	$157,331	$88,497
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,934)	(2,554)	(925)
Depreciation and amortization	4,064	3,219	2,464
Amortization of discount on payments due under Asset Purchase Agreement	—	—	51
Stock-based compensation expense	16,881	13,633	12,520
Amortization of premium on investment securities	10,486	10,004	6,840
Deferred income tax provision	57,564	52,157	44,614
Excess tax benefits from stock-based compensation	(1,083)	(2,420)	(1,809)
Change in:
Accrued investment income	(1,720)	(2,020)	(3,770)
Accounts receivable	(4,955)	(2,828)	(3,803)
Deferred policy acquisition costs	(1,871)	(1,932)	(3,424)
Prepaid federal income tax	(61,860)	(59,739)	(51,673)
Other assets	(526)	(724)	78
Reserve for losses and LAE	10,382	9,333	5,357
Unearned premium reserve	18,571	44,097	53,549
Other accrued liabilities	6,871	6,582	5,138
Net cash provided by operating activities	273,476	224,139	153,704

Investing Activities
Net change in short-term investments	(46,352)	124,692	(196,609)
Purchase of investments available for sale	(656,768)	(798,891)	(699,324)
Proceeds from maturity of investments available for sale	27,186	8,613	27,382
Proceeds from sales of investments available for sale	313,780	449,834	144,744
Purchase of property and equipment	(3,162)	(4,960)	(3,893)
Net cash used in investing activities	(365,316)	(220,712)	(727,700)

Financing Activities
Revolving credit facility borrowings	100,000	—	—
Treasury stock acquired	(4,024)	(5,168)	(2,498)
Payment of issuance costs for revolving credit facility	(2,436)	—	—
Excess tax benefits from stock-based compensation	1,083	2,420	1,809
Issuance of common shares net of costs	—	(537)	126,441
Payments under Asset Purchase Agreement	—	—	(5,000)
Other financing activities	142	53	—
Net cash provided by (used in) financing activities	94,765	(3,232)	120,752

Net increase (decrease) in cash	2,925	195	(453,244)
Cash at beginning of year	24,606	24,411	477,655
Cash at end of year	$27,531	$24,606	$24,411

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(30,800)	$(15,500)	$(1,000)
Interest payments	(324)	—	—

Noncash Transactions
Issuance of management incentive shares (see Note 10)	$—	$—	$416

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. ("Essent Guaranty"), which is domiciled in the state of Pennsylvania. Essent Guaranty is headquartered in Radnor, Pennsylvania and maintains operations centers in Winston-Salem, North Carolina and Irvine, California. Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. Effective July 2014, Essent Guaranty began to reinsure 25% of GSE-eligible new insurance written to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting services to third-party reinsurers. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate domiciled in the state of Pennsylvania.

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

	2016		2015
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$2,042	$(1,298)	$1,904	$(1,005)
Office equipment	625	(513)	600	(345)
Computer hardware	5,700	(4,260)	4,526	(3,254)
Purchased software	35,148	(33,304)	34,155	(31,825)
Costs of internal-use software	7,140	(6,075)	6,479	(5,298)
Leasehold improvements	4,007	(1,093)	3,836	(752)
Total	$54,662	$(46,543)	$51,500	$(42,479)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $7.7 million, $6.6 million and $6.6

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of deferred policy acquisition costs totaled $5.8 million, $4.7 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 81% of earned premium in 2016. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $36.9 million and $21.8 million of earned premium related to policy cancellations for the years ended December 31, 2016 and 2015, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2016 one lender represented 12% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

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

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2016 and 2015, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Derivative Instruments

Through June 30, 2016, insurance and certain reinsurance policies issued by Essent Re in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") program were accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than as derivatives. As of December 31, 2016, the Company had no derivative instruments.

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

Earnings per Share

Basic earnings per common share amounts are calculated based on income available to common stockholders and the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share amounts are calculated based on income available to common stockholders and the weighted average number of common and potential common shares outstanding during the reporting period. Potential common shares, composed of the incremental common shares issuable upon vesting of unvested common shares, are included in the earnings per share calculation to the extent that they are dilutive.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB delayed the effective date for this update to interim and annual periods beginning after December 15, 2017. In December 2016, the FASB clarified that all contracts that are within the scope of Topic 944, Financial Services-Insurance, are excluded from the scope of ASU 2014-09. Accordingly, this update will not impact the recognition of revenue related to insurance premiums or investments, which represent a significant portion of our total revenues. The adoption of this ASU is not expected to have a material effect on the Company's consolidated operating results or financial position.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (Topic 944). The amendments in this update require insurance entities to disclose certain information about the liability for unpaid claims and claim adjustment expenses. The additional information required is focused on improvements in disclosures regarding insurance liabilities, including the nature, amount, timing, and uncertainty of cash flows related to those liabilities and the effect of those cash flows on the statement of comprehensive income. The disclosures required by this update are included in Note 6.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company expects a gross-up of its consolidated balance sheets as a result of recognizing lease liabilities and right of use assets. The Company is still evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period. In addition, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity. Further, the new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this ASU on January 1, 2017 and recorded a charge of $0.1 million to retained earnings as of that date representing a cumulative-effect adjustment associated with our election to recognize forfeitures as they occur. The classification of excess tax benefits and tax deficiencies as income tax benefit or expense may result in net income volatility in reporting periods subsequent to 2016. Through December 31, 2016, excess tax benefits have been recognized in additional paid-in-capital. The amount of excess tax benefits or tax deficiencies in future periods will vary based on the market value of the Company’s common stock at the vesting dates of nonvested common share and nonvested common share units.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

December 31, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$195,990	$55	$(4,497)	$191,548
U.S. agency securities	18,785	—	(344)	18,441
U.S. agency mortgage-backed securities	324,654	335	(8,495)	316,494
Municipal debt securities(1)	334,048	3,649	(3,373)	334,324
Corporate debt securities(2)	457,842	2,343	(3,828)	456,357
Residential and commercial mortgage securities	68,430	488	(582)	68,336
Asset-backed securities	127,359	260	(447)	127,172
Money market funds	102,430	—	—	102,430
Total investments available for sale	$1,629,538	$7,130	$(21,566)	$1,615,102

December 31, 2015 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$178,460	$235	$(1,088)	$177,607
U.S. agency securities	13,955	5	(178)	13,782
U.S. agency mortgage-backed securities	160,181	474	(1,053)	159,602
Municipal debt securities(1)	272,733	7,357	(262)	279,828
Corporate debt securities(2)	399,246	1,338	(3,852)	396,732
Residential and commercial mortgage securities	56,380	97	(1,121)	55,356
Asset-backed securities	127,919	29	(1,319)	126,629
Money market funds	67,098	—	—	67,098
Total investments available for sale	$1,275,972	$9,535	$(8,873)	$1,276,634
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2016	2015
Special revenue bonds	63.6%	70.4%
General obligation bonds	29.7	24.5
Certificate of participation bonds	4.9	4.0
Tax allocation bonds	1.1	1.1
Special tax bonds	0.7	—
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2016	2015
Financial	40.6%	44.9%
Consumer, non-cyclical	18.6	14.8
Energy	9.3	9.0
Consumer, cyclical	6.3	6.2
Utilities	6.0	5.0
Communications	6.0	7.1
Industrial	5.6	5.2
Technology	4.3	3.8
Basic materials	3.3	4.0
Total	100.0%	100.0%

The amortized cost and fair value of investments available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$44,516	$44,519
Due after 1 but within 5 years	31,380	31,075
Due after 5 but within 10 years	106,366	102,835
Due after 10 years	13,728	13,119
Subtotal	195,990	191,548
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	18,785	18,441
Subtotal	18,785	18,441
Municipal debt securities:
Due in 1 year	4,475	4,478
Due after 1 but within 5 years	110,649	109,988
Due after 5 but within 10 years	130,963	132,079
Due after 10 years	87,961	87,779
Subtotal	334,048	334,324
Corporate debt securities:
Due in 1 year	42,229	42,209
Due after 1 but within 5 years	252,946	252,684
Due after 5 but within 10 years	157,582	156,512
Due after 10 years	5,085	4,952
Subtotal	457,842	456,357
U.S. agency mortgage-backed securities	324,654	316,494
Residential and commercial mortgage securities	68,430	68,336
Asset-backed securities	127,359	127,172
Money market funds	102,430	102,430
Total investments available for sale	$1,629,538	$1,615,102

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Realized gross gains	$2,822	$3,908	$1,368
Realized gross losses	788	1,073	443

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$160,018	$(4,497)	$—	$—	$160,018	$(4,497)
U.S. agency securities	18,441	(344)	—	—	18,441	(344)
U.S. agency mortgage-backed securities	289,282	(8,402)	1,812	(93)	291,094	(8,495)
Municipal debt securities	149,368	(3,351)	6,015	(22)	155,383	(3,373)
Corporate debt securities	213,965	(3,704)	8,344	(124)	222,309	(3,828)
Residential and commercial mortgage securities	18,026	(434)	14,014	(148)	32,040	(582)
Asset-backed securities	28,294	(57)	47,597	(390)	75,891	(447)
Total	$877,394	$(20,789)	$77,782	$(777)	$955,176	$(21,566)

	Less than 12 months		12 months or more		Total
December 31, 2015 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$110,699	$(1,088)	$—	$—	$110,699	$(1,088)
U.S. agency securities	11,362	(178)	—	—	11,362	(178)
U.S. agency mortgage-backed securities	101,465	(915)	3,683	(138)	105,148	(1,053)
Municipal debt securities	47,850	(255)	1,254	(7)	49,104	(262)
Corporate debt securities	252,792	(3,447)	9,404	(405)	262,196	(3,852)
Residential and commercial mortgage securities	23,360	(458)	26,075	(663)	49,435	(1,121)
Asset-backed securities	86,431	(871)	26,364	(448)	112,795	(1,319)
Total	$633,959	$(7,212)	$66,780	$(1,661)	$700,739	$(8,873)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded other-than-temporary impairments of $0.1 million and $0.3 million in the years ended December 31, 2016 and 2015, respectively, on securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date. There were no other-than-temporary impairments of investments in the year ended December 31, 2014.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million at December 31, 2016 and $8.5 million at December 31, 2015. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $349.6 million at December 31, 2016 and $194.5 million at December 31, 2015.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Fixed maturities	$29,865	$21,693	$13,356
Short-term investments	142	63	56
Gross investment income	30,007	21,756	13,412
Investment expenses	(2,117)	(1,871)	(1,127)
Net investment income	$27,890	$19,885	$12,285

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2016	2015
Premiums receivable	$21,265	$16,034
Other receivables	367	603
Total accounts receivable	21,632	16,637
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$21,632	$16,637
Premiums receivable consists of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for doubtful accounts was required.
Note 5. Triad Transaction

On December 1, 2009, under the terms of an asset purchase agreement (the "Asset Purchase Agreement") dated October 7, 2009 between Essent Guaranty and Triad Guaranty, Inc. and Triad Guaranty Insurance Corporation (collectively referred to as "Triad"), we acquired all of Triad's proprietary mortgage insurance information technology and operating platform, certain software and substantially all of the supporting hardware, as well as furniture and fixtures, in exchange for fixed payments of $15 million, contingent payments of $15 million, and the assumption of certain contractual obligations. The final contingent payment of $5 million was made in the year ended December 31, 2014 and no further amounts are due to Triad under the Asset Purchase Agreement.

Effective with the completion of the transaction, Essent Guaranty began providing information systems maintenance and development services, customer service and policy administration support to Triad under the terms of a services agreement dated December 1, 2009. Triad retains the obligation for all risks insured under its existing insurance contracts and will continue to directly manage loss mitigation and claim activity on its insured business. Under the terms of the services agreement, we provide the following services to Triad in exchange for fees: (i) maintain and support the licensed technology and equipment and provide to Triad certain information and technology services; (ii) access to the Triad technology platform in order to support Triad's business pursuant to the license grant outlined in the services agreement; (iii) customer support-related services; and (iv) technology development services. Effective December 1, 2010, the fee is based principally on the number of Triad's insurance policies in force on a monthly basis. Accordingly, this fee is reduced as Triad's policies in force decline. We earned fees under the services agreement of $1.4 million, $1.8 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in other income in the accompanying consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

($ in thousands)	2016	2015
Reserve for losses and LAE at beginning of year	$17,760	$8,427
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of year	17,760	8,427
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	21,889	14,956
Prior years	(6,364)	(3,051)
Net incurred losses during the current year	15,525	11,905
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	927	544
Prior years	4,216	2,028
Net loss and LAE payments during the current year	5,143	2,572
Net reserve for losses and LAE at end of year	28,142	17,760
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of year	$28,142	$17,760

Loans in default at end of year	1,757	1,028

For the year ended December 31, 2016, $4.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $6.4 million favorable prior year development during the year ended December 31, 2016. Reserves remaining as of December 31, 2016 for prior years are $7.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2015, $2.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $3.1 million favorable prior-year development during the year ended December 31, 2015. Reserves remaining as of December 31, 2015 for prior years were $3.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

The following table summarizes incurred loss and allocated loss adjustment expense development, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2010 to 2015 is presented as supplementary information.

($ in thousands)	Incurred Loss and Allocated LAE, For the Years Ended December 31,							As of December 31, 2016
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
2010	$—	$—	$—	$—	$—	$—	$—	$—	—
2011		57	—	—	—	—	—	—	1
2012			1,523	858	814	781	748	6	19
2013				2,986	2,461	2,008	1,997	16	52
2014					6,877	4,312	3,323	60	104
2015						14,956	9,625	416	300
2016							21,889	1,434	1,559
Total							$37,582

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2016.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2010 through 2015 is presented as supplementary information.

($ in thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2010	$—	$—	$—	$—	$—	$—	$—
2011		—	—	—	—	—	—
2012			24	535	659	665	665
2013				239	928	1,501	1,775
2014					138	1,587	2,463
2015						544	3,610
2016							927
Total							$9,440
All outstanding liabilities before 2010, net of reinsurance							—
Reserve for losses and LAE, net of reinsurance							$28,142

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2016 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5

Average Payout	6%	45%	24%	7%	0%

Note 7. Debt Obligations

Revolving Credit Facility

On April 19, 2016, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into a three-year, secured revolving credit facility with a committed capacity of $200 million (the “Facility”). Borrowings under the Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 17). This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Facility, including its covenants. As of December 31, 2016, the Company was in compliance with the covenants and $100 million had been borrowed under the Facility with a weighted average interest rate of 2.73%.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For the years ended December 31, 2016 and 2015, we paid $129,669 and $25,829, respectively, related to remedies. As of December 31, 2016, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2016 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2016, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. Total rent expense was $1.9 million, $1.9 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2016:

Year Ended December 31 (In thousands)
2017	$2,356
2018	2,414
2019	2,468
2020	2,427
2021	2,483
2022 and thereafter	6,881
Total minimum payments required	$19,029

Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2017 under the non-cancelable sublease.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Capital Stock

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

Note 10. Stock-Based Compensation

On February 6, 2009, Essent Group adopted the 2009 Restricted Share Plan. In connection with the IPO in 2013, Essent Group's Board of Directors amended and restated the 2009 Restricted Share Plan, effective immediately prior to the initial public offering. In addition, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. The 2013 Plan authorized a total of 14.7 million Common Shares, which will be increased on the first day of each of the Company's fiscal years beginning with fiscal year 2014, in an amount equal to the lesser of (i) 1.5 million Common Shares, (ii) 2% of the Company's outstanding Common Shares on the last day of the immediately preceding fiscal year, or (iii) such number of Common Shares as determined by the Company's Board of Directors. The maximum number of common shares that may be issued in respect of incentive share options is 14.7 million. As of December 31, 2016, there were 14.1 million Common Shares available for future grant under the 2013 Plan.

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

In February 2016, certain members of senior management were granted nonvested common shares under the 2013 Plan that are subject to time-based and performance-based vesting. The time-based share awards granted in February 2016 vest in three equal installments on March 1, 2017, 2018 and 2019. The performance-based share awards granted in February 2016 vest

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2016 and vest on March 1, 2019.

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2016 Performance-Based Grants		2013, 2014 and 2015 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<13%	0%	<11%	0%
Threshold	13%	25%	11%	10%
	14%	50%	12%	36%
	15%	75%	13%	61%
			14%	87%
Maximum	≥16%	100%	≥15%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested Common Shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2013, in February 2014, time-based share awards and share units were issued to certain employees that vest in three equal installments on January 1, 2015, 2016 and 2017. In connection with our incentive program covering bonus awards for performance year 2014, in February 2015, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2016, 2017 and 2018. In connection with our incentive program covering bonus awards for performance year 2015, in February 2016, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2017, 2018 and 2019.

In May 2014, time-based share units were issued to non-employee directors that vest one year from the date of grant. The portion of the grant that related to director compensation for the period from our initial public offering through April 2014 vested on November 1, 2014 and the portion of the grant that related to director compensation from May 2014 through April 2015 vested on May 6, 2015. In May 2015, time-based share units were granted to non-employee directors that vested one year from the date of grant. In May 2016, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The following tables summarize nonvested Common Share and nonvested Common Share unit activity for the year ended December 31:

	2016
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,294	$15.15	890	$12.31	544	$19.84
Granted	209	17.01	181	17.01	215	18.21
Vested	—	N/A	(461)	9.04	(254)	19.71
Forfeited	—	N/A	(5)	0.23	(12)	18.12
Outstanding at end of year	1,503	$15.41	605	$16.32	493	$19.24

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2015
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,290	$14.83	1,472	$9.04	664	$18.32
Granted	50	24.58	109	24.51	129	24.47
Vested	—	N/A	(644)	6.67	(239)	18.18
Forfeited	(46)	16.40	(47)	15.50	(10)	17.89
Outstanding at end of year	1,294	$15.15	890	$12.31	544	$19.84

	2014
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,238	$14.50	2,839	$4.82	528	$17.03
Granted	52	22.68	82	23.47	188	21.95
Vested	—	N/A	(1,434)	1.57	(26)	19.00
Forfeited	—	N/A	(15)	2.70	(26)	17.83
Outstanding at end of year	1,290	$14.83	1,472	$9.04	664	$18.32

Quoted market prices are used for the valuation of Common Shares granted subsequent to our initial public offering. For nonvested Common Share units granted in October 2013, the initial public offering price of Common Shares was used. For nonvested Common Shares granted in September 2013, prior to our IPO, the valuation estimate was based on analysis provided by the underwriters regarding the estimated fair value of Essent and the estimated IPO price range. Factors considered in determining the IPO price range and Common Share valuation included prevailing market conditions, estimates of the Company's business potential and earnings prospects, the Company's historical operating results, market valuations of companies deemed comparable to the Company and an assessment of risks and opportunities.

The total fair value of nonvested shares or share units that vested was $15.6 million, $22.4 million and $32.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $16.0 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2016 and we expect to recognize the expense over a weighted average period of 1.6 years.

In January 2017, 290,965 nonvested Common Share units were issued to all vice president and staff level employees and are subject to time-based vesting. In connection with our incentive program covering bonus awards for performance year 2016, in February 2017, 90,508 nonvested Common Shares and 70,862 nonvested Common Share units were issued to certain employees and are subject to time-based vesting. In February 2017, 140,108 nonvested Common Shares were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common Shares tendered by employees to pay employee withholding taxes totaled 184,583, 201,553 and 105,317 in 2016, 2015 and 2014, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2016 and 2015.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Compensation expense	$16,881	$13,633	$12,520
Income tax benefit	5,455	4,378	4,382

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2016, Essent Guaranty had unassigned surplus of approximately $13.6 million. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2016, 2015 or 2014. Essent PA had unassigned surplus of approximately $8.4 million as of December 31, 2016. In the years ended December 31, 2016 and 2014, Essent PA paid to its parent company, Essent US Holdings, Inc. ("Essent Holdings") a dividend of $3.75 million and $200,000, respectively. Essent PA did not pay a dividend in 2015. Essent PA paid a $5.0 million dividend to Essent Holdings in February 2017.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2016, Essent Re had total equity of $401.3 million.

At December 31, 2016, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

As of December 31, 2016, the statutory income tax rates of the countries where the Company does business are 35% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Income tax expense consists of the following components for the years ended December 31:

(In thousands)	2016	2015	2014
Current	$31,712	$18,910	$2,816
Deferred	57,564	52,157	44,614
Total income tax expense	$89,276	$71,067	$47,430

For the year ended December 31, 2016 pre-tax income attributable to Bermuda and U.S. operations was $51.6 million and $260.3 million, respectively, as compared to $21.4 million and $207.0 million, respectively, for the year ended December 31, 2015. For the year ended December 31, 2014 pre-tax income attributable to Bermuda operations was not significant in comparison to total pre-tax income.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

($ in thousands)	2016	% of pretax income	2015	% of pretax income	2014	% of pretax income
Tax provision at weighted average statutory rates	$91,092	29.2%	$72,461	31.7%	$47,930	35.3%
Non-deductible expenses	378	0.1	381	0.2	398	0.3
Tax exempt interest, net of proration	(2,181)	(0.7)	(1,741)	(0.8)	(961)	(0.7)
Other	(13)	0.0	(34)	0.0	63	0.0
Total income tax provision	$89,276	28.6%	$71,067	31.1%	$47,430	34.9%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2016	2015
Deferred tax assets	$43,291	$36,908
Deferred tax liabilities	(185,878)	(124,872)
Net deferred tax liability	$(142,587)	$(87,964)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2016	2015
Contingency reserves	$(181,031)	$(119,896)
Unearned premium reserve	19,722	17,801
Nonvested shares	8,445	5,842
Fixed assets	4,702	5,879
Deferred policy acquisition costs	(4,690)	(4,035)
Start-up expenditures, net	3,705	4,158
Unearned ceding commissions	3,568	2,557
Unrealized (gain) loss on investments	2,181	(760)
Accrued expenses	775	519
Prepaid expenses	(157)	(181)
Loss reserves	170	126
Organizational expenditures	23	26
Net deferred tax liability	$(142,587)	$(87,964)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the years ended December 31, 2016 and 2015, we had net purchases of T&L Bonds in the amount of $61.9 million and $59.7 million, respectively, and held $181.3 million and $119.4 million of T&L Bonds as of December 31, 2016 and 2015, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At December 31,

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2016 and 2015, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Each subsidiary has executed a tax sharing agreement with its parent company, which provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the un-remitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $550 million. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $28 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

At December 31, 2016 and 2015, the Company had no unrecognized tax benefits. As of December 31, 2016, the U.S. federal income tax returns for the tax years 2009 through 2015 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2016 or December 31, 2015.

Note 13. Related Party Transactions

The Company is a party to an investment advisory agreement with Goldman Sachs Asset Management, L.P., a subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs"), one of Essent Group's investors. Through the date of our IPO, Goldman Sachs beneficially owned 11.35% of our outstanding shares. Subsequent to the IPO, Goldman Sachs directly held less than 10% of our outstanding shares. Investment expense incurred under the investment advisory agreement totaled $0.8 million, $0.7 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Goldman Sachs is also one of several lenders under our revolving credit facility discussed in Note 7 and was paid an upfront fee of $0.1 million in 2016. Commitment fees and interest expense incurred under the revolving credit facility allocable to Goldman Sachs totaled $0.1 million in 2016. The Company was also a party to underwriting agreements with Goldman Sachs in connection with the IPO and secondary offering of Common Shares. Amounts paid to Goldman Sachs in connection with the underwriting agreements totaled $3.5 million in 2014.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2016	2015	2014
Net income	$222,606	$157,331	$88,497
Less: Common Shares dividends declared	—	—	—
Undistributed net income	$222,606	$157,331	$88,497
Net income allocable to Common	$222,606	$157,331	$88,497

Basic earnings per share	$2.45	$1.74	$1.05
Diluted earnings per share	$2.41	$1.72	$1.03
Basic weighted average Common Shares outstanding	90,913	90,351	83,986
Dilutive effect of nonvested shares	1,332	1,387	1,616
Diluted weighted average Common Shares outstanding	92,245	91,738	85,602
There were 96,251, 78,198 and 141,503 antidilutive shares for the years ended December 31, 2016, 2015 and 2014, respectively.
The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of December 31, 2016, 2015 and 2014, 100% of the performance-based share awards would be issuable under the terms of the arrangements at each date if December 31 was the end of the contingency period.

Note 15. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(13,156)	2,376	(10,780)
Less: Reclassification adjustment for gains included in net income (1)	(1,941)	565	(1,376)
Net unrealized losses on investments	(15,097)	2,941	(12,156)
Other comprehensive loss	(15,097)	2,941	(12,156)
Balance at end of year	$(14,436)	$2,181	$(12,255)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$6,712	$(2,045)	$4,667
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(3,216)	664	(2,552)
Less: Reclassification adjustment for gains included in net income (1)	(2,835)	621	(2,214)
Net unrealized losses on investments	(6,051)	1,285	(4,766)
Other comprehensive loss	(6,051)	1,285	(4,766)
Balance at end of year	$661	$(760)	$(99)
_______________________________________________________________________________

(1)	Included in net realized investments gains on our consolidated statements of comprehensive income.

Note 16. Fair Value of Financial Instruments

We carry certain of our financial instruments at fair value. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation.

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

We used the following methods and assumptions in estimating fair values of financial instruments:

•
Investments available for sale—Investments available for sale are valued using quoted market prices in active markets, when available, and those investments are classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. U.S. agency securities, U.S. agency mortgage-backed securities, municipal debt securities, corporate debt securities, residential and commercial mortgage securities and asset-backed securities are classified as Level 2 investments.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We use independent pricing sources to determine the fair value of securities available for sale in Level 1 and Level 2 of the fair value hierarchy. We use one primary pricing service to provide individual security pricing based on observable market data and receive one quote per security. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing service and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. U.S. agency securities, U.S. agency mortgage-backed securities, municipal and corporate debt securities are valued by our primary vendor using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Residential and commercial mortgage securities and asset-backed securities are valued by our primary vendor using proprietary models based on observable inputs, such as interest rate spreads, prepayment speeds and credit risk. As part of our evaluation of investment prices provided by our primary pricing service, we obtained and reviewed their pricing methodologies which include a description of how each security type is evaluated and priced. We review the reasonableness of prices received from our primary pricing service by comparison to prices obtained from additional pricing sources. We have not made any adjustments to the prices obtained from our primary pricing service.

•
Derivative liabilities—Through June 30, 2016, certain of our Freddie Mac ACIS contracts were accounted for as derivatives. In determining an exit market, we considered the fact that there is not a principal market for these contracts. In the absence of a principal market, we valued these ACIS contracts in a hypothetical market where market participants, and potential counterparties, included other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believed that in the absence of a principal market, this hypothetical market provided the most relevant information with respect to fair value estimates. These ACIS contracts were classified as Level 3 of the fair value hierarchy. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than as derivatives. As of December 31, 2016, the Company had no derivative instruments.

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

December 31, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$191,548	$—	$—	$191,548
U.S. agency securities	—	18,441	—	18,441
U.S. agency mortgage-backed securities	—	316,494	—	316,494
Municipal debt securities	—	334,324	—	334,324
Corporate debt securities	—	456,357	—	456,357
Residential and commercial mortgage securities	—	68,336	—	68,336
Asset-backed securities	—	127,172	—	127,172
Money market funds	102,430	—	—	102,430
Total assets at fair value	$293,978	$1,321,124	$—	$1,615,102
Financial Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$177,607	$—	$—	$177,607
U.S. agency securities	—	13,782	—	13,782
U.S. agency mortgage-backed securities	—	159,602	—	159,602
Municipal debt securities	—	279,828	—	279,828
Corporate debt securities	—	396,732	—	396,732
Residential and commercial mortgage securities	—	55,356	—	55,356
Asset-backed securities	—	126,629	—	126,629
Money market funds	67,098	—	—	67,098
Total assets at fair value	$244,705	$1,031,929	$—	$1,276,634
Financial Liabilities:
Derivative liabilities	$—	$—	$1,232	$1,232
Total liabilities at fair value	$—	$—	$1,232	$1,232

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the years ended December 31, 2016 and 2015 in Level 3 liabilities measured at fair value on a recurring basis, and the net realized and unrealized losses (gains) related to the Level 3 liabilities in the consolidated balance sheets at December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, we had no Level 3 assets.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(In thousands)	2016	2015
Level 3 Liabilities
Fair value of derivative liabilities at beginning of period	$1,232	$661
Net realized and unrealized losses (gains) included in income	(1,934)	(1,092)
Other comprehensive (income) loss	—	—
Purchases, sales, issues and settlements, net	702	1,663
Gross transfers in	—	—
Gross transfers out	—	—
Fair value of derivative liabilities at end of period	$—	$1,232

Changes in net unrealized losses (gains) included in income on instruments held at end of period	$(1,934)	$(1,092)

The following table summarizes the significant unobservable inputs used in our recurring Level 3 fair value measurements as of December 31, 2015:

December 31, 2015
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Derivative Liabilities	$1,232	Discounted cash flows	Constant prepayment rate	10.60%
			Default rate	0.50%
			Reference STACR credit spread	3.93%

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

(In thousands)	2016	2015	2014
Essent Guaranty
Statutory net income	$215,951	$172,688	$118,204
Statutory surplus	578,887	522,172	465,226
Contingency reserve liability	480,829	315,058	179,221

Essent PA
Statutory net income	$12,978	$15,200	$13,299
Statutory surplus	47,387	47,139	42,672
Contingency reserve liability	36,401	27,502	16,909

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2016 and 2015, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2016, Essent Guaranty increased its contingency reserve by $165.8 million and Essent PA increased its contingency reserve by $8.9 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2016, 2015 or 2014.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2016 and 2015, all such requirements were met.

Essent Re's statutory capital and surplus was $390.9 million and $213.0 million as of December 31, 2016 and 2015, respectively, and statutory net income was $53.8 million and $26.7 million, respectively.

Statutory capital and surplus and net income determined in accordance with statutory accounting practices differs from GAAP. The more significant differences from GAAP for Essent Re relate to policy acquisition costs and accounting for insurance and certain reinsurance policies issued in connection with the ACIS program. Under statutory accounting practices, policy acquisition costs are charged to expense when the related premiums are written while such costs are capitalized and amortized to expense over the life of the policy under GAAP. Under statutory accounting practices, the insurance and reinsurance policies issued in connection with the ACIS program are accounted for as insurance with premium received recorded as premiums earned. Through June 30, 2016, the insurance and certain reinsurance policies for the ACIS program were accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than derivatives. See Note 16.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2016, Essent PA's risk-to-capital ratio was 6.8:1 and there were no amounts outstanding related to this agreement.

Note 19. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited results of operations for each quarter of 2016 and 2015. We have prepared the consolidated quarterly information on a basis consistent with the audited consolidated financial statements. In the opinion of management, the financial information reflects all adjustments (which include normal recurring adjustments) required for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with our audited financial statements and the related notes. The results of interim periods are not necessarily indicative of the results for the full year.

	2016
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$116,792	$110,801	$100,711	$94,403
Other revenues	9,581	10,453	7,454	8,063
Provision for losses and LAE	3,865	4,965	2,964	3,731
Other underwriting and operating expenses	35,206	32,848	31,409	31,388
Income before income taxes	87,302	83,441	73,792	67,347
Net income	62,686	59,711	52,258	47,951
Basic earnings per Common Share	$0.69	$0.66	$0.57	$0.53
Diluted earnings per Common Share	$0.68	$0.65	$0.57	$0.52
Basic weighted average Common Shares outstanding	90,991	90,961	90,912	90,785
Diluted weighted average Common Shares outstanding	92,577	92,399	92,138	91,859

	2015
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$89,378	$83,694	$78,361	$75,038
Other revenues	8,098	8,042	5,706	4,973
Provision for losses and LAE	4,199	3,393	2,314	1,999
Other underwriting and operating expenses	29,627	28,714	27,148	27,498
Income before income taxes	63,650	59,629	54,605	50,514
Net income	44,479	40,821	37,193	34,838
Basic earnings per Common Share	$0.49	$0.45	$0.41	$0.39
Diluted earnings per Common Share	$0.48	$0.44	$0.41	$0.38
Basic weighted average Common Shares outstanding	90,454	90,418	90,344	90,185
Diluted weighted average Common Shares outstanding	91,918	91,841	91,674	91,514

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2016

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$509,507	$496,565	$496,565
States, municipalities and political subdivisions	334,048	334,324	334,324
Residential and commercial mortgage securities	68,430	68,336	68,336
Asset-backed securities	127,359	127,172	127,172
All other corporate bonds	457,842	456,357	456,357
Total fixed maturities	1,497,186	1,482,754	1,482,754
Short-term investments	132,352	132,348	132,348
Total investments	$1,629,538	$1,615,102	$1,615,102

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2016	2015
Assets
Investments
Fixed maturities	$10,004	$36,549
Short-term investments	32,036	25,511
Total investments	42,040	62,060
Cash	4,521	8,541
Due from affiliates	1,750	1,021
Investment in consolidated subsidiaries	1,393,720	1,047,114
Other assets	2,452	866
Total Assets	$1,444,483	$1,119,602

Liabilities and stockholders' equity
Liabilities
Revolving credit facility borrowings	$100,000	$—
Other accrued liabilities	710	361
Total liabilities	100,710	361
Commitments and contingencies
Stockholders' Equity
Common shares	1,397	1,390
Additional paid-in capital	918,296	904,221
Accumulated other comprehensive loss	(12,255)	(99)
Retained earnings	436,335	213,729
Total stockholders' equity	1,343,773	1,119,241
Total liabilities and stockholders' equity	$1,444,483	$1,119,602

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenues:
Net investment income	$284	$421	$1,019
Realized investment gains (losses), net	111	(181)	218
Administrative service fees from subsidiaries	473	437	1,020
Total revenues	868	677	2,257
Expenses:
Administrative service fees to subsidiaries	1,760	1,762	826
Other operating expenses	5,258	3,554	4,085
Total expenses	7,018	5,316	4,911
Loss before income taxes and equity in undistributed net income in subsidiaries	(6,150)	(4,639)	(2,654)
Loss before equity in undistributed net income of subsidiaries	(6,150)	(4,639)	(2,654)
Equity in undistributed net income of subsidiaries	228,756	161,970	91,151
Net income	$222,606	$157,331	$88,497
Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($2,941) in 2016, ($1,285) in 2015 and $2,825 in 2014	(12,156)	(4,766)	6,114
Total other comprehensive (loss) income	(12,156)	(4,766)	6,114
Comprehensive income	$210,450	$152,565	$94,611

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating Activities
Net income	$222,606	$157,331	$88,497
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(228,756)	(161,970)	(91,151)
(Gain) loss on the sale of investments, net	(111)	181	(218)
Stock-based compensation expense	880	880	1,076
Amortization of premium on investment securities	169	399	502
Excess tax benefits from stock-based compensation	(1,083)	(2,420)	(1,809)
Changes in assets and liabilities:
Other assets	121	(40)	(358)
Other accrued liabilities	17,433	15,153	13,252
Net cash provided by operating activities	11,259	9,514	9,791
Investing Activities
Net change in short-term investments	(6,525)	91,119	(114,628)
Investments in subsidiaries	(130,101)	(61,328)	(255,155)
Purchase of investments available for sale	—	(130,461)	(95,128)
Proceeds from maturity of investments available for sale	10,000	—	—
Proceeds from sales of investments available for sale	16,582	94,429	93,650
Net cash used in investing activities	(110,044)	(6,241)	(371,261)
Financing Activities
Revolving credit facility borrowings	100,000	—	—
Treasury stock acquired	(4,024)	(5,168)	(2,498)
Payment of issuance costs for revolving credit facility	(2,436)	—	—
Excess tax benefits from stock-based compensation	1,083	2,420	1,809
Issuance of common shares net of costs	—	(537)	126,441
Other financing activities	142	53	—
Net cash provided by (used in) financing activities	94,765	(3,232)	125,752
Net (decrease) increase in cash	(4,020)	41	(235,718)
Cash at beginning of year	8,541	8,500	244,218
Cash at end of year	$4,521	$8,541	$8,500

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2016, Essent Guaranty had unassigned surplus of approximately $13.6 million. Essent PA had unassigned surplus of approximately $8.4 million as of December 31, 2016. Essent PA paid a $5.0 million dividend to Essent Holdings in February 2017.

During the three years ending December 31, 2016, the Parent Company did not receive any dividends from its subsidiaries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2017 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2017 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2017 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2017 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2017 Annual General Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.
Financial Statements.    See the "Index to Financial Statements—Consolidated Financial Statements" included in Item 8 of Part II of this Annual Report for a list of the financial statements filed as a part of this Annual Report.

2.
Financial Statements Schedules.    See the "Index to Financial Statements—Financial Statement Schedules" included in Item 8 of Part II of this Annual Report for a list of the financial statements filed as a part of this Annual Report.

3.	Exhibits. See the "Exhibit Index" immediately following the signature page to this Annual Report.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 15th day of February, 2017.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 15, 2017
Mark A. Casale

/s/ LAWRENCE E. MCALEE	Senior Vice President, Chief Financial Officer	February 15, 2017
Lawrence E. McAlee

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer	February 15, 2017
David B. Weinstock

/s/ ADITYA DUTT	Director	February 15, 2017
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 15, 2017
Robert Glanville

/s/ ROY J. KASMAR	Director	February 15, 2017
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 15, 2017
Allan Levine

/s/ ADOLFO MARZOL	Director	February 15, 2017
Adolfo Marzol

Signature	Title	Date

/s/ DOUGLAS J. PAULS	Director	February 15, 2017
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 15, 2017
William Spiegel

/s/ ANDREW TURNBULL	Director	February 15, 2017
Andrew Turnbull

EXHIBIT INDEX

Exhibit No.		Description
3.1		Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
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

10.7	†	2015 Annual Leadership Bonus Program (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on August 10, 2015)
10.8	†	Leadership Bonus Program (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.9	†
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
Employment Agreement, dated as of March 13, 2015, by and between Essent Reinsurance Ltd. and Joseph Hissong (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)

10.19	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Jeff Cashmer (filed herewith)
10.20	†
Letter Agreement, dated as of August 4, 2016, between Essent Guaranty, Inc. and Adolfo Marzol (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on August 5, 2016)

10.21	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.22	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.23
Letter Agreement, dated as of October 2, 2013, by and between Essent Group Ltd. and The Goldman Sachs Group, Inc. (incorporated herein by reference to Exhibit 10.19 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.24
Credit Agreement, dated as of April 19, 2016, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on April 21, 2016)

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
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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