Form 10-Q
period 2017-03-31
Essent Group Ltd.
filed 2017-05-09
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36157

ESSENT GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Clarendon House 2 Church Street Hamilton HM11, Bermuda (Address of principal executive offices and zip code) (441) 297-9901 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	☒	Accelerated filer	☐
Non-accelerated filer ☐	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 1, 2017 was 93,379,636.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2017	2016
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2017 — $1,619,677; 2016 — $1,497,186)	$1,612,153	$1,482,754
Short-term investments (amortized cost: 2017 — $112,381; 2016 — $132,352)	112,380	132,348
Total investments	1,724,533	1,615,102
Cash	19,713	27,531
Accrued investment income	10,191	9,488
Accounts receivable	23,479	21,632
Deferred policy acquisition costs	13,493	13,400
Property and equipment (at cost, less accumulated depreciation of $47,544 in 2017 and $46,543 in 2016)	8,205	8,119
Prepaid federal income tax	180,657	181,272
Other assets	7,429	6,454
Total assets	$1,987,700	$1,882,998

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$29,468	$28,142
Unearned premium reserve	221,262	219,616
Net deferred tax liability	162,651	142,587
Revolving credit facility borrowings	125,000	100,000
Securities purchases payable	17,315	14,999
Other accrued liabilities	19,252	33,881
Total liabilities	574,948	539,225
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 93,377 shares in 2017 and 93,105 shares in 2016	1,401	1,397
Additional paid-in capital	915,895	918,296
Accumulated other comprehensive loss	(7,405)	(12,255)
Retained earnings	502,861	436,335
Total stockholders’ equity	1,412,752	1,343,773
Total liabilities and stockholders’ equity	$1,987,700	$1,882,998

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Revenues:
Net premiums written	$119,297	$100,466
Increase in unearned premiums	(1,646)	(6,063)
Net premiums earned	117,651	94,403
Net investment income	8,435	6,183
Realized investment gains, net	655	471
Other income	851	1,409
Total revenues	127,592	102,466

Losses and expenses:
Provision for losses and LAE	3,693	3,731
Other underwriting and operating expenses	36,332	31,388
Interest expense	716	—
Total losses and expenses	40,741	35,119

Income before income taxes	86,851	67,347
Income tax expense	20,253	19,396
Net income	$66,598	$47,951

Earnings per share:
Basic	$0.73	$0.53
Diluted	0.72	0.52

Weighted average shares outstanding:
Basic	91,258	90,785
Diluted	93,023	91,859

Net income	$66,598	$47,951

Other comprehensive income (loss):
Change in unrealized appreciation of investments, net of tax expense of $2,061 in 2017 and $5,714 in 2016	4,850	13,359
Total other comprehensive income	4,850	13,359
Comprehensive income	$71,448	$61,310

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2016	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				222,606		222,606
Other comprehensive loss			(12,156)			(12,156)
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		16,881				16,881
Excess tax benefits from stock-based compensation expense		1,083				1,083
Treasury stock acquired					(4,024)	(4,024)
Cancellation of treasury stock	(3)	(4,021)			4,024	—
Other equity transactions		142				142
Balance at December 31, 2016	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				66,598		66,598
Other comprehensive income			4,850			4,850
Issuance of management incentive shares	7	(7)				—
Stock-based compensation expense		4,619				4,619
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,127)	(7,127)
Cancellation of treasury stock	(3)	(7,124)			7,127	—
Balance at March 31, 2017	$1,401	$915,895	$(7,405)	$502,861	$—	$1,412,752

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating Activities
Net income	$66,598	$47,951
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(655)	(471)
Depreciation and amortization	1,001	1,000
Stock-based compensation expense	4,619	3,782
Amortization of premium on investment securities	2,983	2,680
Deferred income tax provision	18,042	15,245
Change in:
Accrued investment income	(703)	(663)
Accounts receivable	(1,887)	(563)
Deferred policy acquisition costs	(93)	(157)
Prepaid federal income tax	615	(110)
Other assets	(975)	539
Reserve for losses and LAE	1,326	2,710
Unearned premium reserve	1,646	6,063
Other accrued liabilities	(14,629)	(9,509)
Net cash provided by operating activities	77,888	68,497

Investing Activities
Net change in short-term investments	19,968	2,508
Purchase of investments available for sale	(200,795)	(146,316)
Proceeds from maturity of investments available for sale	18,206	1,798
Proceeds from sales of investments available for sale	60,129	82,167
Purchase of property and equipment	(1,087)	(1,211)
Net cash used in investing activities	(103,579)	(61,054)

Financing Activities
Revolving credit facility borrowings	25,000	—
Treasury stock acquired	(7,127)	(3,843)
Net cash provided by (used in) financing activities	17,873	(3,843)

Net (decrease) increase in cash	(7,818)	3,600
Cash at beginning of year	27,531	24,606
Cash at end of period	$19,713	$28,206

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(1,200)	$(1,800)
Interest payments	(701)	—

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2016, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2017 prior to the issuance of these condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period. In addition, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity. Further, the new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this ASU on January 1, 2017 and recorded a charge of $0.1 million to retained earnings as of that date representing a cumulative-effect adjustment associated with our election to recognize forfeitures as they occur. The classification of excess tax benefits and tax deficiencies as income tax benefit or expense may result in net income volatility in reporting periods subsequent to 2016. Through December 31, 2016, excess tax benefits were recognized in additional paid-in-capital. In the three months ended March 31, 2017, the Company recorded excess tax benefits of $3.0 million as a reduction of income tax expense. The amount of excess tax benefits or tax deficiencies in future periods will vary based on the market value of the Company’s common stock at the vesting dates of nonvested common share and nonvested common share units.

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

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

March 31, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$182,445	$141	$(3,843)	$178,743
U.S. agency securities	26,607	—	(323)	26,284
U.S. agency mortgage-backed securities	362,585	442	(7,788)	355,239
Municipal debt securities(1)	358,581	4,967	(2,156)	361,392
Corporate debt securities(2)	504,700	3,558	(2,970)	505,288
Residential and commercial mortgage securities	64,768	941	(421)	65,288
Asset-backed securities	134,984	345	(418)	134,911
Money market funds	97,388	—	—	97,388
Total investments available for sale	$1,732,058	$10,394	$(17,919)	$1,724,533

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$195,990	$55	$(4,497)	$191,548
U.S. agency securities	18,785	—	(344)	18,441
U.S. agency mortgage-backed securities	324,654	335	(8,495)	316,494
Municipal debt securities(1)	334,048	3,649	(3,373)	334,324
Corporate debt securities(2)	457,842	2,343	(3,828)	456,357
Residential and commercial mortgage securities	68,430	488	(582)	68,336
Asset-backed securities	127,359	260	(447)	127,172
Money market funds	102,430	—	—	102,430
Total investments available for sale	$1,629,538	$7,130	$(21,566)	$1,615,102

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	62.4%	63.6%
General obligation bonds	31.8	29.7
Certificate of participation bonds	4.5	4.9
Tax allocation bonds	0.7	1.1
Special tax bonds	0.6	0.7
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	42.5%	40.6%
Consumer, non-cyclical	16.4	18.6
Energy	10.6	9.3
Communications	6.7	6.0
Consumer, cyclical	5.8	6.3
Utilities	5.7	6.0
Technology	5.2	4.3
Industrial	4.7	5.6
Basic materials	2.4	3.3
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$24,778	$24,767
Due after 1 but within 5 years	37,896	37,684
Due after 5 but within 10 years	106,106	103,113
Due after 10 years	13,665	13,179
Subtotal	182,445	178,743
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	26,607	26,284
Subtotal	26,607	26,284
Municipal debt securities:
Due in 1 year	6,280	6,290
Due after 1 but within 5 years	110,543	110,750
Due after 5 but within 10 years	137,654	139,776
Due after 10 years	104,104	104,576
Subtotal	358,581	361,392
Corporate debt securities:
Due in 1 year	54,233	54,253
Due after 1 but within 5 years	269,360	269,941
Due after 5 but within 10 years	176,638	176,686
Due after 10 years	4,469	4,408
Subtotal	504,700	505,288
U.S. agency mortgage-backed securities	362,585	355,239
Residential and commercial mortgage securities	64,768	65,288
Asset-backed securities	134,984	134,911
Money market funds	97,388	97,388
Total investments available for sale	$1,732,058	$1,724,533

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Realized gross gains	$681	$1,148
Realized gross losses	26	670

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$141,980	$(3,843)	$—	$—	$141,980	$(3,843)
U.S. agency securities	26,284	(323)	—	—	26,284	(323)
U.S. agency mortgage-backed securities	306,786	(7,704)	1,780	(84)	308,566	(7,788)
Municipal debt securities	116,284	(2,124)	6,651	(32)	122,935	(2,156)
Corporate debt securities	187,801	(2,924)	6,098	(46)	193,899	(2,970)
Residential and commercial mortgage securities	13,822	(391)	5,930	(30)	19,752	(421)
Asset-backed securities	41,891	(286)	28,855	(132)	70,746	(418)
Total	$834,848	$(17,595)	$49,314	$(324)	$884,162	$(17,919)

	Less than 12 months		12 months or more		Total
December 31, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$160,018	$(4,497)	$—	$—	$160,018	$(4,497)
U.S. agency securities	18,441	(344)	—	—	18,441	(344)
U.S. agency mortgage-backed securities	289,282	(8,402)	1,812	(93)	291,094	(8,495)
Municipal debt securities	149,368	(3,351)	6,015	(22)	155,383	(3,373)
Corporate debt securities	213,965	(3,704)	8,344	(124)	222,309	(3,828)
Residential and commercial mortgage securities	18,026	(434)	14,014	(148)	32,040	(582)
Asset-backed securities	28,294	(57)	47,597	(390)	75,891	(447)
Total	$877,394	$(20,789)	$77,782	$(777)	$955,176	$(21,566)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in the three months ended March 31, 2017. We recorded an other-than-temporary impairment of $7 thousand in the three months ended March 31, 2016 on a security in an unrealized loss position. The impairment resulted from our intent to sell the security subsequent to the reporting date.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million as of March 31, 2017 and December 31, 2016. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $406.9 million at March 31, 2017 and $349.6 million at December 31, 2016.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2017	2016
Fixed maturities	$9,019	$6,655
Short-term investments	59	33
Gross investment income	9,078	6,688
Investment expenses	(643)	(505)
Net investment income	$8,435	$6,183

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

($ in thousands)	2017	2016
Reserve for losses and LAE at beginning of period	$28,142	$17,760
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	28,142	17,760
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	7,090	5,080
Prior years	(3,397)	(1,349)
Net incurred losses during the current period	3,693	3,731
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	1	1
Prior years	2,366	1,020
Net loss and LAE payments during the current period	2,367	1,021
Net reserve for losses and LAE at end of period	29,468	20,470
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$29,468	$20,470

Loans in default at end of period	1,777	1,060

For the three months ended March 31, 2017, $2.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $3.4 million favorable prior year development during the three months ended March 31, 2017. Reserves remaining as of March 31, 2017 for prior years are $22.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2016, $1.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $1.3 million favorable prior year development during the three months ended March 31, 2016. Reserves remaining as of March 31, 2016 for prior years were $15.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 5. Debt Obligations

Revolving Credit Facility

On April 19, 2016, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into a three-year, secured revolving credit facility with a committed capacity of $200 million (the “Facility”). Borrowings under the Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERS (see Note 11). This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Facility, including its covenants. As of March 31, 2017, the Company was in compliance with the covenants and $125 million had been borrowed under the Facility with a weighted average interest rate of 2.96%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $4,775 and $0 related to remedies for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2017 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2017, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 7. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the three months ended March 31, 2017:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,503	$15.41	605	$16.32	493	$19.24
Granted	140	36.29	91	36.29	366	33.21
Vested	(48)	22.48	(264)	16.56	(253)	18.40
Forfeited	—	N/A	—	N/A	(8)	28.53
Outstanding at March 31, 2017	1,595	$17.03	432	$20.35	598	$28.02

In February 2017, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2017 vest in three equal installments on March 1, 2018, 2019 and 2020. The performance-based share awards granted in February 2017 vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2017 and vest on March 1, 2020. The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<16%	0%
Threshold	16%	25%
	17%	50%
	18%	75%
Maximum	≥19%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In January 2017, time-based share units were issued to all vice president and staff level employees and vest in three equal installments on January 2018, 2019, and 2020. In connection with our incentive program covering bonus awards for performance year 2016, in February 2017, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2018, 2019 and 2020. In May 2017, 21,021 time-based share units were granted to non-employee directors that vest one year from the date of grant.

Amendments to our 2013 Plan were approved by shareholders and effective as of May 3, 2017. These amendments included a reduction in the maximum number of shares and share units available for issuance to 7.5 million under the Amended and Restated 2013 Plan (inclusive of approximately 2.6 million nonvested shares and share units outstanding as of May 3, 2017), down from the approximately 14.7 million maximum number of shares and share units available for issuance under the 2013 Plan.

The total fair value on the vesting date of nonvested shares or share units that vested was $19.0 million and $11.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $32.0 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2017 and we expect to recognize the expense over a weighted average period of 2.2 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 211,412 in the three months ended March 31, 2017. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2017.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Compensation expense	$4,619	$3,782
Income tax benefit	1,483	1,212

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Net income	$66,598	$47,951
Less: dividends declared	—	—
Net income available to common shareholders	$66,598	$47,951
Basic earnings per share	$0.73	$0.53
Diluted earnings per share	$0.72	$0.52
Basic weighted average shares outstanding	91,258	90,785
Dilutive effect of nonvested shares	1,765	1,074
Diluted weighted average shares outstanding	93,023	91,859

There were 162,930 and 347,611 antidilutive shares for the three months ended March 31, 2017 and 2016, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of March 31, 2017 and 2016, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if March 31 was the end of the contingency period.

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	7,566	(2,289)	5,277
Less: Reclassification adjustment for gains included in net income (1)	(655)	228	(427)
Net unrealized gains on investments	6,911	(2,061)	4,850
Other comprehensive income	6,911	(2,061)	4,850
Balance at end of period	$(7,525)	$120	$(7,405)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	19,551	(5,845)	13,706
Less: Reclassification adjustment for gains included in net income (1)	(478)	131	(347)
Net unrealized gains on investments	19,073	(5,714)	13,359
Other comprehensive income	19,073	(5,714)	13,359
Balance at end of period	$19,734	$(6,474)	$13,260

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

debt securities, residential and commercial mortgage securities and asset-backed securities are classified as Level 2 investments.

We use independent pricing sources to determine the fair value of securities available for sale in Level 1 and Level 2 of the fair value hierarchy. We use one primary pricing service to provide individual security pricing based on observable market data and receive one quote per security. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing service and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. U.S. agency securities, U.S. agency residential and commercial mortgage securities, municipal and corporate debt securities are valued by our primary vendor using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Residential and commercial mortgage securities and asset-backed securities are valued by our primary vendor using proprietary models based on observable inputs, such as interest rate spreads, prepayment speeds and credit risk. As part of our evaluation of investment prices provided by our primary pricing service, we obtained and reviewed their pricing methodologies which include a description of how each security type is evaluated and priced. We review the reasonableness of prices received from our primary pricing service by comparison to prices obtained from additional pricing sources. We have not made any adjustments to the prices obtained from our primary pricing service.

•
Derivative liabilities — Through June 30, 2016, certain of our Freddie Mac Agency Credit Insurance Structure ("ACIS") contracts were accounted for as derivatives. In determining an exit market, we considered the fact that there is not a principal market for these contracts. In the absence of a principal market, we valued these ACIS contracts in a hypothetical market where market participants, and potential counterparties, included other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believed that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates. These ACIS contracts were classified as Level 3 of the fair value hierarchy. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than derivatives.

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

March 31, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$178,743	$—	$—	$178,743
U.S. agency securities	—	26,284	—	26,284
U.S. agency mortgage-backed securities	—	355,239	—	355,239
Municipal debt securities	—	361,392	—	361,392
Corporate debt securities	—	505,288	—	505,288
Residential and commercial mortgage securities	—	65,288	—	65,288
Asset-backed securities	—	134,911	—	134,911
Money market funds	97,388	—	—	97,388
Total assets at fair value	$276,131	$1,448,402	$—	$1,724,533

December 31, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$191,548	$—	$—	$191,548
U.S. agency securities	—	18,441	—	18,441
U.S. agency mortgage-backed securities	—	316,494	—	316,494
Municipal debt securities	—	334,324	—	334,324
Corporate debt securities	—	456,357	—	456,357
Residential and commercial mortgage securities	—	68,336	—	68,336
Asset-backed securities	—	127,172	—	127,172
Money market funds	102,430	—	—	102,430
Total assets at fair value	$293,978	$1,321,124	$—	$1,615,102

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the three months ended March 31, 2016 in Level 3 liabilities measured at fair value on a recurring basis, and the net realized and unrealized losses (gains) related to the Level 3 liabilities in the condensed consolidated balance sheets at March 31, 2016. During the three months ended March 31, 2017, and in the year ended December 31, 2016, we had no Level 3 assets.

Three Months Ended March 31,
(In thousands)	2016
Level 3 Liabilities
Fair value of derivative liabilities at beginning of period	$1,232
Net realized and unrealized losses (gains) included in income	(677)
Other comprehensive (income) loss	—
Purchases, sales, issues and settlements, net	343
Gross transfers in	—
Gross transfers out	—
Fair value of derivative liabilities at end of period	$898

Changes in net unrealized losses (gains) included in income on instruments held at end of period	$(677)

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

(In thousands)	2017	2016
Essent Guaranty
Statutory net income	$60,806	$48,486
Statutory surplus	595,102	532,199
Contingency reserve liability	525,256	353,063

Essent PA
Statutory net income	$2,805	$3,516
Statutory surplus	43,299	44,469
Contingency reserve liability	38,219	29,898

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2017 and 2016, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2017 and 2016, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2017 and December 31, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2017, Essent Guaranty increased its contingency reserve by $44.4 million and Essent PA increased its contingency reserve by $1.8 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2017 or 2016.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2016, all such requirements were met.

Essent Re's statutory capital and surplus was $452.4 million as of March 31, 2017 and $401.1 million as of December 31, 2016. Essent Re's statutory net income was $20.2 million and $9.4 million for the three months ended March 31, 2017 and 2016, respectively. Statutory capital and surplus as of March 31, 2017 and statutory net income in the three months ended March 31, 2017 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 15.7% Market Share for the three months ended March 31, 2017. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013. The financial strength of Essent Guaranty, Inc. ("Essent Guaranty"), our wholly-owned insurance subsidiary, is rated Baa2 with a stable outlook by Moody’s Investor Services (“Moody's”) and BBB+ with a stable outlook by S&P Global Ratings (“S&P”).

We had master policy relationships with approximately 1,370 customers as of March 31, 2017. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 393 employees as of March 31, 2017. We generated NIW of approximately $8.0 billion and $5.5 billion for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had approximately $88.0 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance, Ltd., which we refer to as "Essent Re." As of March 31, 2017, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $437.0 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2017 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2017, monthly and single premium policies comprised 85.8% and 14.2% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 78.2% at March 31, 2017. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2017. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. Through June 30, 2016, the insurance and certain of the reinsurance policies issued by Essent Re in connection with the ACIS program were previously accounted for as derivatives under U.S. generally accepted accounting principles ("GAAP") with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies were impacted by changes in market observable factors. These policies were amended in the three months ended September 30, 2016 and are now accounted for as insurance rather than as derivatives. See Note 10 to our condensed consolidated financial statements.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 70% of our IIF as of March 31, 2017 having been originated since January 1, 2015. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2017, 70% of our IIF relates to business written since January 1, 2015 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 64% of other underwriting and operating expenses for the three months ended March 31, 2017, compared to 65% of other underwriting and operating expenses for the three months ended March 31, 2016. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased as we have increased our staffing from 366 employees at January 1, 2016 to 393 at March 31, 2017, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

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

Interest Expense

Interest expense is incurred as a result of borrowings under our three-year, secured revolving credit facility with a committed capacity of $200 million (the “Facility”). Borrowings under the Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2017 and 2016 for our U.S. mortgage insurance portfolio. In addition, this table includes our risk in force ("RIF") at the end of each period.

	Three Months Ended March 31,
(In thousands)	2017	2016
IIF, beginning of period	$83,265,522	$65,242,453
NIW - Flow	8,034,153	5,366,675
NIW - Bulk	—	93,054
Cancellations	(3,306,448)	(2,985,441)
IIF, end of period	$87,993,227	$67,716,741
Average IIF during the period	$85,488,081	$66,437,045
RIF, end of period	$21,801,667	$16,745,819

The following is a summary of our IIF at March 31, 2017 by vintage:

($ in thousands)	$	%
2017 (through March 31)	$7,985,761	9.1%
2016	33,018,253	37.5
2015	20,458,227	23.2
2014	13,669,734	15.5
2013	8,758,749	10.0
2012 and prior	4,102,503	4.7
	$87,993,227	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the three months ended March 31, 2017 and 2016, our average premium rate was 0.53% and 0.56%, respectively.

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

As of March 31, 2017, our combined net risk in force for our U.S. insurance companies was $17.6 billion and our combined statutory capital was $1.2 billion, resulting in a risk-to-capital ratio of 14.6 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2017	2016
Revenues:
Net premiums written	$119,297	$100,466
Increase in unearned premiums	(1,646)	(6,063)
Net premiums earned	117,651	94,403
Net investment income	8,435	6,183
Realized investment gains, net	655	471
Other income	851	1,409
Total revenues	127,592	102,466

Losses and expenses:
Provision for losses and LAE	3,693	3,731
Other underwriting and operating expenses	36,332	31,388
Interest expense	716	—
Total losses and expenses	40,741	35,119
Income before income taxes	86,851	67,347
Income tax expense	20,253	19,396
Net income	$66,598	$47,951

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017, we reported net income of $66.6 million, compared to net income of $48.0 million for the three months ended March 31, 2016. The increase in our operating results in 2017 over the same period in 2016 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in other underwriting and operating expenses, interest expense and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2017 by 25% compared to the three months ended March 31, 2016 primarily due to the increase in our average IIF from $66.4 billion at March 31, 2016 to $85.5 billion at March 31, 2017, partially offset by a decrease in average premium rate from 0.56% for the three months ended March 31, 2016 to 0.53% for the three months ended March 31, 2017. The decrease in the average premium rate during the three months ended March 31, 2017 is due primarily to a decrease in premium earned on the cancellation of non-refundable single premium policies.

The increase in net premiums written was due primarily to the increase in average IIF of 29% for the three months ended March 31, 2017 as compared to the same period in 2016. Net premiums written increased in the three months ended March 31, 2017 by 19% over the three months ended March 31, 2016.

In the three months ended March 31, 2017 and 2016, unearned premiums increased by $1.6 million and $6.1 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $18.2 million and $23.2 million, respectively, which was partially offset by $16.6 million and $17.1 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the period indicated:

	Three Months Ended March 31,
(In thousands)	2017	2016
Fixed maturities	$9,019	$6,655
Short-term investments	59	33
Gross investment income	9,078	6,688
Investment expenses	(643)	(505)
Net investment income	$8,435	$6,183

The increase in net investment income for the three months ended March 31, 2017 as compared to the same period in 2016 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $1.7 billion for the three months ended March 31, 2017 from $1.3 billion for the three months ended March 31, 2016 primarily as a result of investing cash flows from operations and investing borrowings under our revolving credit facility. The pre-tax investment income yield increased from 2.0% in the three months ended March 31, 2016 to 2.2% in the three months ended March 31, 2017 primarily due to an increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. In 2016, other income also included changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. These policies were amended in the three months ended September 30, 2016 and are now accounted for as insurance rather than as derivatives. The decrease in other income for the three months ended March 31, 2017 as compared to the same period in 2016, was primarily due to the $0.7 million increase in the estimated fair value of our ACIS contracts in 2016, resulting from the decrease in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes issued by Freddie Mac, as well as a decrease in Triad service fees associated with a reduction in the number of Triad's mortgage insurance policies in force, partially offset by an increase in contract underwriting revenue.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $3.7 million in the three months ended March 31, 2017 and 2016. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Beginning default inventory	1,757	1,028
Plus: new defaults	1,200	769
Less: cures	(1,114)	(706)
Less: claims paid	(65)	(30)
Less: rescissions and denials, net	(1)	(1)
Ending default inventory	1,777	1,060

The increase in the number of defaults at March 31, 2017 compared to March 31, 2016 was primarily due to the increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of March 31,
	2017	2016
Case reserves (in thousands)	$26,964	$18,795
Ending default inventory	1,777	1,060
Average case reserve per default (in thousands)	$15.2	$17.7
Default rate	0.45%	0.34%
Claims received included in ending default inventory	34	24

The decrease in the average case reserve per default was primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended March 31,
(In thousands)	2017	2016
Reserve for losses and LAE at beginning of period	$28,142	$17,760
Add provision for losses and LAE occurring in:
Current period	7,090	5,080
Prior years	(3,397)	(1,349)
Incurred losses during the current period	3,693	3,731
Deduct payments for losses and LAE occurring in:
Current period	1	1
Prior years	2,366	1,020
Loss and LAE payments during the current period	2,367	1,021
Reserve for losses and LAE at end of period	$29,468	$20,470

	As of March 31, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	869	49%	$6,426	24%	$50,004	13%
Four to eleven payments	690	39	13,428	50	38,252	35
Twelve or more payments	184	10	5,673	21	9,403	60
Pending claims	34	2	1,437	5	1,748	82
Total case reserves	1,777	100%	26,964	100%	$99,407	27
IBNR			2,022
LAE and other			482
Total reserves for losses and LAE			$29,468

	As of March 31, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	505	48%	$4,639	25%	$28,519	16%
Four to eleven payments	426	40	9,689	52	23,147	42
Twelve or more payments	105	10	3,438	18	5,217	66
Pending claims	24	2	1,029	5	1,202	86
Total case reserves	1,060	100%	18,795	100%	$58,085	32
IBNR			1,410
LAE and other			265
Total reserves for losses and LAE			$20,470

During the three months ended March 31, 2017, the provision for losses and LAE was $3.7 million, comprised of $7.1 million of current year losses partially offset by $3.4 million of favorable prior years’ loss development. During the three months ended March 31, 2016, the provision for losses and LAE was $3.7 million, comprised of $5.1 million of current year losses partially offset by $1.3 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Number of claims paid	65	30
Amount of claims paid	$2,307	$998
Claim severity	87%	93%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2017		2016
($ in thousands)	$	%	$	%
Compensation and benefits	$23,179	64%	$20,306	65%
Other	13,153	36	11,082	35
	$36,332	100%	$31,388	100%

Number of employees at end of period		393		357

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in the size of our workforce, to 393 at March 31, 2017 from 366 at January 1, 2016 and an increase in stock compensation expense. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three months ended March 31, 2017, we incurred interest expense of $0.7 million associated with amounts outstanding under our revolving credit facility. At March 31, 2017, $125 million was outstanding under this facility. For the three months ended March 31, 2016, we had not yet entered into our revolving credit facility.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $20.3 million and $19.4 million for the three months ended March 31, 2017 and 2016, respectively. Income tax expense for the three months ended March 31, 2017 was calculated using an annualized effective tax rate of 26.8% and was reduced by $3.0 million of excess tax benefits associated with the vesting of common shares and common share units during the quarter as required by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), adopted on January 1, 2017. Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid-in-capital. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annualized effective tax rate. Our effective tax rate was 28.8% for the three months ended March 31, 2016. In 2017, we expect the proportion of our consolidated earnings generated in Bermuda to be higher than in 2016 as a result of an increase in the amount of risk in force associated with insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty and Essent Re. Bermuda does not have a corporate income tax.

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

As of March 31, 2017, we had substantial liquidity with cash of $19.7 million, short-term investments of $112.4 million and fixed maturity investments of $1.6 billion. We also had $75 million available under our revolving credit facility, with $125 million of borrowings outstanding under this facility. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin and are paid monthly. At March 31, 2017, net cash and investments at the holding company were $41.1 million.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2017, Essent Guaranty had unassigned surplus of approximately $29.8 million and has paid no dividends since its inception. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $4.3 million as of March 31, 2017. During the three months ended March 31, 2017, Essent PA paid to its parent company, Essent US Holdings, Inc., a $5.0 million dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2017, Essent Re had total equity of $452.5 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2017, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$77,888	$68,497
Net cash used in investing activities	(103,579)	(61,054)
Net cash provided by (used in) financing activities	17,873	(3,843)
Net (decrease) increase in cash	$(7,818)	$3,600

Operating Activities

Cash flow provided by operating activities totaled $77.9 million for the three months ended March 31, 2017, as compared to $68.5 million for the three months ended March 31, 2016. The increase in cash flow provided by operating activities of $9.4 million in 2017 was primarily a result of increases in premiums collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $103.6 million for the three months ended March 31, 2017, as compared to $61.1 million for the three months ended March 31, 2016. The increase in cash flow used in investing activities primarily related to investing cash flows from the business and investing the $25 million borrowed under the revolving credit facility in 2017.

Financing Activities

Cash flow provided by financing activities totaled $17.9 million for the three months ended March 31, 2017, as compared to cash flow used in financing activities of $3.8 million for the three months ended March 31, 2016. The increase in cash flow provided by financing activities was primarily related to the $25 million borrowing under the revolving credit facility, which was contributed to Essent Re to support new business, partially offset by an increase in treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2017 and 2016, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2017 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$639,094
Contingency reserves	563,475
Combined statutory capital	$1,202,569
Combined net risk in force	$17,611,301
Combined risk-to-capital ratio	14.6:1

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

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. During the three months ended March 31, 2017, Essent Group Ltd. made capital contributions to Essent Re of $30.0 million to support new business. As of March 31, 2017, Essent Re had total stockholders’ equity of $452.5 million and net risk in force of $4.6 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is Baa2 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of March 31, 2017, Essent Guaranty's Available Assets were $1.24 billion and its Minimum Required Assets were $1.19 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders’ Equity

As of March 31, 2017, stockholders’ equity was $1.4 billion compared to $1.3 billion as of December 31, 2016. This increase was primarily due to net income generated in 2017.

Investments

The total fair value of our investment portfolio was $1.7 billion as of March 31, 2017 and $1.6 billion as of December 31, 2016. In addition, our total cash was $19.7 million as of March 31, 2017, compared to $27.5 million as of December 31, 2016. The increase in investments was primarily due to investing net cash flows from operations and the $25 million borrowed under the revolving credit facility during the three months ended March 31, 2017.

Investment Portfolio by Asset Class

Asset Class	March 31, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$178,743	10.4%	$191,548	11.9%
U.S. agency securities	26,284	1.5	18,441	1.1
U.S. agency mortgage-backed securities	355,239	20.6	316,494	19.6
Municipal debt securities(1)	361,392	21.0	334,324	20.7
Corporate debt securities(2)	505,288	29.3	456,357	28.3
Residential and commercial mortgage securities	65,288	3.8	68,336	4.2
Asset-backed securities	134,911	7.8	127,172	7.9
Money market funds	97,388	5.6	102,430	6.3
Total Investments	$1,724,533	100.0%	$1,615,102	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	62.4%	63.6%
General obligation bonds	31.8	29.7
Certificate of participation bonds	4.5	4.9
Tax allocation bonds	0.7	1.1
Special tax bonds	0.6	0.7
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	42.5%	40.6%
Consumer, non-cyclical	16.4	18.6
Energy	10.6	9.3
Communications	6.7	6.0
Consumer, cyclical	5.8	6.3
Utilities	5.7	6.0
Technology	5.2	4.3
Industrial	4.7	5.6
Basic materials	2.4	3.3
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	March 31, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$809,229	46.9%	$780,513	48.3%
Aa1	96,852	5.6	88,977	5.5
Aa2	102,056	5.9	101,772	6.3
Aa3	98,218	5.7	89,421	5.5
A1	156,350	9.1	143,938	8.9
A2	134,741	7.8	126,113	7.8
A3	99,307	5.8	95,926	6.0
Baa1	98,948	5.7	85,864	5.3
Baa2	82,677	4.8	71,950	4.5
Baa3	28,819	1.7	24,544	1.5
Below Baa3 / Unrated	17,336	1.0	6,084	0.4
Total Investments	$1,724,533	100.0%	$1,615,102	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	March 31, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$329,046	19.1%	$329,901	20.4%
1 to < 2 Years	156,647	9.1	153,184	9.5
2 to < 3 Years	134,555	7.8	156,620	9.7
3 to < 4 Years	219,776	12.7	176,896	11.0
4 to < 5 Years	166,485	9.7	139,115	8.6
5 or more Years	718,024	41.6	659,386	40.8
Total Investments	$1,724,533	100.0%	$1,615,102	100.0%

Top Ten Portfolio Holdings

	March 31, 2017
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.125% 5/15/2025	$19,787	$19,756	$31	Aaa
2	U.S. Treasury 1.500% 8/15/2026	18,959	20,394	(1,435)	Aaa
3	U.S. Treasury 2.250% 11/15/2024	16,452	16,831	(379)	Aaa
4	Ginnie Mae 4.000% 7/20/2045	13,510	13,791	(281)	Aaa
5	Ginnie Mae 4.000% 8/20/2045	13,271	13,523	(252)	Aaa
6	U.S. Treasury 5.250% 11/15/2028	13,179	13,665	(486)	Aaa
7	Freddie Mac 2.500% 10/1/2030	12,334	12,570	(236)	Aaa
8	Freddie Mac 3.000% 8/1/2046	10,716	11,204	(488)	Aaa
9	Fannie Mae 3.000% 7/25/2045	10,627	10,841	(214)	Aaa
10	Freddie Mac 3.000% 7/1/2046	10,158	10,643	(485)	Aaa
Total		$138,993	$143,218	$(4,225)
Percent of Investment Portfolio		8.1%

(1)
As of March 31, 2017, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2016
($ in thousands)	Security	Fair Value
1	U.S. Treasury 2.125% 5/15/2025	$19,687
2	U.S. Treasury 1.500% 8/15/2026	18,833
3	U.S. Treasury 2.250% 11/15/2024	16,385
4	U.S. Treasury 0.000% 1/12/2017	14,998
5	Ginnie Mae 4.000% 7/20/2045	14,504
6	Ginnie Mae 4.000% 8/20/2045	14,374
7	U.S. Treasury 5.250% 11/15/2028	13,119
8	Freddie Mac 2.500% 10/1/2030	12,780
9	Fannie Mae 3.000% 7/25/2045	10,953
10	Freddie Mac 3.000% 8/1/2046	10,810
Total		$146,443
Percent of Investment Portfolio		9.1%

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2017:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$7,380	$7,385	Baa1
City of Houston	3,350	3,341	Aa3
University of Houston System	3,268	3,352	Aa2
Dallas/Fort Worth International Airport	2,900	2,746	A1
City of El Paso	2,509	2,495	Aa2
City of Austin	2,295	2,218	Aa3
Irving Independent School District	2,052	2,042	Aaa
Harris County Cultural Education	1,998	2,000	A1
Carrollton-Farmers Branch Independent School District	1,985	1,995	Aaa
City of Dallas	1,752	1,744	Aa1
Alamo Community College District	1,667	1,653	Aaa
Tarrant Regional Water District	1,544	1,537	Aaa
City of College Station	1,453	1,480	Aa2
Bryan Independent School District	1,293	1,351	Aaa
City of San Antonio	1,262	1,230	A1
Alvin Independent School District	1,223	1,226	Aaa
Spring Independent School District	1,220	1,264	Aaa
City of Corpus Christi	1,131	1,119	A1
Pharr-San Juan-Alamo Independent School District	1,094	1,111	Aaa
Port Arthur Independent School District	1,021	1,026	Aaa
Harlandale Independent School District	879	877	Aaa
San Jacinto Community College District	877	859	Aa3
	$44,153	$44,051

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2016 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards under evaluation.

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

At March 31, 2017, the effective duration of our investment portfolio, including cash, was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.4% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this Quarterly Report.

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

Item 1A.                Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2017. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	56,715	$32.37	—	—
February 1 - February 28, 2017	—	N/A	—	—
March 1 - March 31, 2017	64,212	$35.54	—	—
Total	120,927		—	—

Item 5.                                                         Other Information

2017 Annual General Meeting of Shareholders

On May 3, 2017, we held our 2017 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 93,376,963 shares of our common shares were entitled to vote as of March 17, 2017, the record date for the Annual Meeting, of which 79,676,952 shares were present in person or by proxy at the Annual Meeting.

At the Annual Meeting, our shareholders approved the amendment and restatement of our 2013 Long-Term Incentive Plan (the “Plan”) to, among other things:

•	reduce the number of common shares that may be issued or the subject of awards under the Plan to 7.5 million (down from the approximately 14.7 million shares available for issuance previously);

•
re-approve the material terms of the performance goals set forth in the Plan for purposes of Section 162(m) of the Code, including the performance objectives set forth in the Plan and the per participant limit on the number of shares that may be made subject to awards granted under the Plan per fiscal year, so that certain awards granted under the Plan may continue to qualify as performance-based compensation under Section 162(m) of the Code;

•	revisions to the maximum dollar value of certain awards that may be granted to participants in a calendar year for purposes of Section 162(m) of the Code;

•	inclusion of performance cash awards to provide the Company with additional flexibility to comply with Section 162(m) of the Code;

•	an amendment to remove the “evergreen” feature included in the Plan pursuant to which the number of shares available for grant under the Plan would automatically increase each year;

•	an amendment to provide that awards granted under the Plan generally must vest over a period of not less than one year from the date of grant;

•
an amendment to clarify that for purposes of the share reserve under the Plan, shares will not be deemed to be issued on account of (i) any portion of an award that is settled in cash, and (ii) awards assumed or substituted by us or our affiliates as part of a corporate transaction (including from an entity that we merge with or into, acquire, or engage with in a similar corporate transaction);

•
an amendment to provide that participants may satisfy any withholding payment of any kind at either the minimum statutory required withholding rates or other applicable withholding rates, as may be utilized without creating adverse accounting treatment under applicable accounting standards;

•
an amendment to clarify that dividend and dividend equivalents may be payable with respect to restricted common share units and performance awards; provided that, such dividend and dividend equivalents will not be paid with respect to awards of restricted stock units and performance awards, as applicable, until the underlying award is earned and vests; and

•
a clarification that no recovery of compensation under a clawback policy will be an event giving rise to a right to resign for “good reason” or “constructive termination” (or similar term) under any agreement with us or any of our affiliates.

Our directors, officers and employees are eligible to participate in the Plan. A copy of the Plan, as amended and restated, is included as Appendix B to our proxy statement filed with the Securities and Exchange Commission on April 3, 2017.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of Class III members of our board of directors to serve through the 2020 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
Mark A. Casale	74,479,406	657,408	4,540,138
Douglas J. Pauls	74,715,404	421,410	4,540,138
William Spiegel	71,943,812	3,193,002	4,540,138

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2017 and until the 2018 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	79,275,710
Votes Against	278,392
Abstentions	122,850

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	73,710,610
Votes Against	1,302,658
Abstentions	123,546
Broker Non-Votes	4,540,138

Proposal 4 - Approve the Essent Group Ltd. Annual Incentive Plan:

Votes For	74,464,507
Votes Against	642,324
Abstentions	29,983
Broker Non-Votes	4,540,138

Proposal 5 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	71,027,185
Votes Against	4,078,421
Abstentions	31,208
Broker Non-Votes	4,540,138

Termination of Letter Agreement with Goldman Sachs Group, Inc.

On May 5, 2017, the Company’s obligations under that certain letter agreement dated October 2, 2013 (the "Agreement") between The Goldman Sachs Group, Inc. ("GS") and Essent Group Ltd. terminated pursuant to a termination agreement entered into between those parties. The parties terminated the Agreement in recognition of the fact that the Company is no longer considered to be a non-bank subsidiary of GS under the Bank Holding Company Act of 1956, as amended.

Resignation of Director

Adolfo Marzol resigned from his positions with the Company as a member of the board of directors and Senior Policy Advisor on Housing Finance effective May 6, 2017 in light of Mr. Marzol’s appointment as Senior Advisor to Dr. Ben Carson, United States Secretary of Housing and Urban Development.

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1
Essent Group Ltd. 2013 Long-Term Inventive Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-36157) filed on April 3, 2017)

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date:	May 9, 2017	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 9, 2017	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2017	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Essent Group Ltd. 2013 Long-Term Inventive Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-36157) filed on April 3, 2017)

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.