Form 10-Q
period 2017-06-30
Essent Group Ltd.
filed 2017-08-07
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 1, 2017 was 93,423,101.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2017	2016
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2017 — $1,705,463; 2016 — $1,497,186)	$1,710,057	$1,482,754
Short-term investments (amortized cost: 2017 — $130,984; 2016 — $132,352)	130,984	132,348
Total investments	1,841,041	1,615,102
Cash	27,670	27,531
Accrued investment income	10,776	9,488
Accounts receivable	26,648	21,632
Deferred policy acquisition costs	14,037	13,400
Property and equipment (at cost, less accumulated depreciation of $48,513 in 2017 and $46,543 in 2016)	7,955	8,119
Prepaid federal income tax	215,357	181,272
Other assets	9,409	6,454
Total assets	$2,152,893	$1,882,998

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$29,798	$28,142
Unearned premium reserve	228,762	219,616
Net deferred tax liability	181,206	142,587
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,808 in 2017 and $0 in 2016)	173,192	100,000
Securities purchases payable	19,770	14,999
Other accrued liabilities	22,268	33,881
Total liabilities	654,996	539,225
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 93,424 shares in 2017 and 93,105 shares in 2016	1,401	1,397
Additional paid-in capital	920,452	918,296
Accumulated other comprehensive income (loss)	1,065	(12,255)
Retained earnings	574,979	436,335
Total stockholders’ equity	1,497,897	1,343,773
Total liabilities and stockholders’ equity	$2,152,893	$1,882,998

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Net premiums written	$134,063	$108,513	$253,360	$208,979
Increase in unearned premiums	(7,500)	(7,802)	(9,146)	(13,865)
Net premiums earned	126,563	100,711	244,214	195,114
Net investment income	9,400	6,701	17,835	12,884
Realized investment gains, net	544	583	1,199	1,054
Other income	1,099	170	1,950	1,579
Total revenues	137,606	108,165	265,198	210,631

Losses and expenses:
Provision for losses and LAE	1,770	2,964	5,463	6,695
Other underwriting and operating expenses	35,686	31,409	72,018	62,797
Interest expense	1,189	—	1,905	—
Total losses and expenses	38,645	34,373	79,386	69,492

Income before income taxes	98,961	73,792	185,812	141,139
Income tax expense	26,843	21,534	47,096	40,930
Net income	$72,118	$52,258	$138,716	$100,209

Earnings per share:
Basic	$0.79	$0.57	$1.52	$1.10
Diluted	0.77	0.57	1.49	1.09

Weighted average shares outstanding:
Basic	91,381	90,912	91,320	90,848
Diluted	93,162	92,138	93,093	91,999

Net income	$72,118	$52,258	$138,716	$100,209

Other comprehensive income (loss):
Change in unrealized appreciation of investments, net of tax expense of $3,649 and $5,049 in the three months ended June 30, 2017 and 2016 and $5,710 and $10,763 in the six months ended June 30, 2017 and 2016	8,470	10,702	13,320	24,061
Total other comprehensive income	8,470	10,702	13,320	24,061
Comprehensive income	$80,588	$62,960	$152,036	$124,270

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2016	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				222,606		222,606
Other comprehensive loss			(12,156)			(12,156)
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		16,881				16,881
Excess tax benefits from stock-based compensation expense		1,083				1,083
Treasury stock acquired					(4,024)	(4,024)
Cancellation of treasury stock	(3)	(4,021)			4,024	—
Other equity transactions		142				142
Balance at December 31, 2016	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				138,716		138,716
Other comprehensive income			13,320			13,320
Issuance of management incentive shares	8	(8)				—
Stock-based compensation expense		9,288				9,288
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,239)	(7,239)
Cancellation of treasury stock	(4)	(7,235)			7,239	—
Balance at June 30, 2017	$1,401	$920,452	$1,065	$574,979	$—	$1,497,897

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Operating Activities
Net income	$138,716	$100,209
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,199)	(1,054)
Depreciation and amortization	1,970	2,040
Stock-based compensation expense	9,288	7,949
Amortization of premium on investment securities	5,833	5,218
Deferred income tax provision	32,948	28,264
Change in:
Accrued investment income	(1,288)	(712)
Accounts receivable	(4,134)	(2,478)
Deferred policy acquisition costs	(637)	(710)
Prepaid federal income tax	(34,085)	(30,360)
Other assets	(1,877)	(375)
Reserve for losses and LAE	1,656	4,714
Unearned premium reserve	9,146	13,865
Other accrued liabilities	(11,934)	(3,480)
Net cash provided by operating activities	144,403	123,090

Investing Activities
Net change in short-term investments	1,364	(43,239)
Purchase of investments available for sale	(396,919)	(268,024)
Proceeds from maturity of investments available for sale	36,318	9,043
Proceeds from sales of investments available for sale	151,583	178,719
Purchase of property and equipment	(1,806)	(2,049)
Net cash used in investing activities	(209,460)	(125,550)

Financing Activities
Credit facility borrowings	200,000	—
Credit facility repayments	(125,000)	—
Treasury stock acquired	(7,239)	(3,876)
Payment of issuance costs for credit facility	(2,565)	(2,098)
Net cash provided by (used in) financing activities	65,196	(5,974)

Net increase (decrease) in cash	139	(8,434)
Cash at beginning of year	27,531	24,606
Cash at end of period	$27,670	$16,172

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(16,700)	$(10,800)
Interest payments	(1,772)	—

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2016, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2017 prior to the issuance of these condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires certain equity investments (except those

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. This update also requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. In addition, an entity is required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets. The provisions of this update are effective for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period. In addition, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity. Further, the new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this ASU on January 1, 2017 and recorded a charge of $0.1 million to retained earnings as of that date representing a cumulative-effect adjustment associated with our election to recognize forfeitures as they occur. The classification of excess tax benefits and tax deficiencies as income tax benefit or expense may result in net income volatility in reporting periods subsequent to 2016. Through December 31, 2016, excess tax benefits were recognized in additional paid-in-capital. In the three and six months ended June 30, 2017, the Company recorded excess tax benefits of $0.1 million and $3.1 million, respectively, as a reduction of income tax expense. The amount of excess tax benefits or tax deficiencies in future periods will vary based on the market value of the Company’s common stock at the vesting dates of nonvested common share and nonvested common share units.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

June 30, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$205,023	$87	$(2,746)	$202,364
U.S. agency securities	26,599	8	(250)	26,357
U.S. agency mortgage-backed securities	402,961	778	(6,137)	397,602
Municipal debt securities(1)	362,363	8,551	(846)	370,068
Corporate debt securities(2)	552,306	5,628	(1,969)	555,965
Residential and commercial mortgage securities	68,421	1,524	(273)	69,672
Asset-backed securities	135,266	451	(212)	135,505
Money market funds	83,508	—	—	83,508
Total investments available for sale	$1,836,447	$17,027	$(12,433)	$1,841,041

December 31, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$195,990	$55	$(4,497)	$191,548
U.S. agency securities	18,785	—	(344)	18,441
U.S. agency mortgage-backed securities	324,654	335	(8,495)	316,494
Municipal debt securities(1)	334,048	3,649	(3,373)	334,324
Corporate debt securities(2)	457,842	2,343	(3,828)	456,357
Residential and commercial mortgage securities	68,430	488	(582)	68,336
Asset-backed securities	127,359	260	(447)	127,172
Money market funds	102,430	—	—	102,430
Total investments available for sale	$1,629,538	$7,130	$(21,566)	$1,615,102

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	62.0%	63.6%
General obligation bonds	32.2	29.7
Certificate of participation bonds	4.5	4.9
Tax allocation bonds	0.7	1.1
Special tax bonds	0.6	0.7
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	44.3%	40.6%
Consumer, non-cyclical	15.1	18.6
Energy	9.3	9.3
Communications	7.0	6.0
Utilities	6.4	6.0
Industrial	5.8	5.6
Consumer, cyclical	5.2	6.3
Technology	4.4	4.3
Basic materials	2.5	3.3
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$59,647	$59,629
Due after 1 but within 5 years	47,536	47,379
Due after 5 but within 10 years	67,560	65,544
Due after 10 years	30,280	29,812
Subtotal	205,023	202,364
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	26,599	26,357
Subtotal	26,599	26,357
Municipal debt securities:
Due in 1 year	13,933	13,949
Due after 1 but within 5 years	107,518	108,063
Due after 5 but within 10 years	141,366	146,278
Due after 10 years	99,546	101,778
Subtotal	362,363	370,068
Corporate debt securities:
Due in 1 year	62,114	62,132
Due after 1 but within 5 years	300,591	302,093
Due after 5 but within 10 years	186,284	188,435
Due after 10 years	3,317	3,305
Subtotal	552,306	555,965
U.S. agency mortgage-backed securities	402,961	397,602
Residential and commercial mortgage securities	68,421	69,672
Asset-backed securities	135,266	135,505
Money market funds	83,508	83,508
Total investments available for sale	$1,836,447	$1,841,041

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Realized gross gains	$749	$624	$1,430	$1,772
Realized gross losses	205	41	231	711

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$162,420	$(2,746)	$—	$—	$162,420	$(2,746)
U.S. agency securities	20,232	(250)	—	—	20,232	(250)
U.S. agency mortgage-backed securities	310,680	(6,063)	2,208	(74)	312,888	(6,137)
Municipal debt securities	70,885	(816)	4,017	(30)	74,902	(846)
Corporate debt securities	192,204	(1,943)	7,564	(26)	199,768	(1,969)
Residential and commercial mortgage securities	12,218	(264)	1,547	(9)	13,765	(273)
Asset-backed securities	32,371	(108)	19,080	(104)	51,451	(212)
Total	$801,010	$(12,190)	$34,416	$(243)	$835,426	$(12,433)

	Less than 12 months		12 months or more		Total
December 31, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$160,018	$(4,497)	$—	$—	$160,018	$(4,497)
U.S. agency securities	18,441	(344)	—	—	18,441	(344)
U.S. agency mortgage-backed securities	289,282	(8,402)	1,812	(93)	291,094	(8,495)
Municipal debt securities	149,368	(3,351)	6,015	(22)	155,383	(3,373)
Corporate debt securities	213,965	(3,704)	8,344	(124)	222,309	(3,828)
Residential and commercial mortgage securities	18,026	(434)	14,014	(148)	32,040	(582)
Asset-backed securities	28,294	(57)	47,597	(390)	75,891	(447)
Total	$877,394	$(20,789)	$77,782	$(777)	$955,176	$(21,566)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in the three and six months ended June 30, 2017. We recorded an other-than-temporary impairment of $7 thousand in the six months ended June 30, 2016 on a security in an unrealized loss position. The impairment resulted from our intent to sell the security subsequent to the reporting date.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million as of June 30, 2017 and $8.5 million as of December 31, 2016. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $487.4 million at June 30, 2017 and $349.6 million at December 31, 2016.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Fixed maturities	$9,963	$7,197	$18,982	$13,852
Short-term investments	74	30	133	63
Gross investment income	10,037	7,227	19,115	13,915
Investment expenses	(637)	(526)	(1,280)	(1,031)
Net investment income	$9,400	$6,701	$17,835	$12,884

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

($ in thousands)	2017	2016
Reserve for losses and LAE at beginning of period	$28,142	$17,760
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	28,142	17,760
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	12,116	9,568
Prior years	(6,653)	(2,873)
Net incurred losses during the current period	5,463	6,695
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	97	112
Prior years	3,710	1,869
Net loss and LAE payments during the current period	3,807	1,981
Net reserve for losses and LAE at end of period	29,798	22,474
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$29,798	$22,474

Loans in default at end of period	1,776	1,174

For the six months ended June 30, 2017, $3.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $6.7 million favorable prior year development during the six months ended June 30, 2017. Reserves remaining as of June 30, 2017 for prior years are $17.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2016, $1.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $2.9 million favorable prior year development during the six months ended June 30, 2016. Reserves remaining as of June 30, 2016 for prior years were $13.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Debt Obligations

Revolving Credit Facility

On May 17, 2017, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into an amended and restated four-year, secured credit facility with a committed capacity of $375 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on April 19, 2016, and provides for (i) an increase in the revolving credit facility from $200 million to $250 million, (ii) the issuance of term loans of $125 million, the proceeds of which were used at closing to pay down borrowings outstanding under the revolving credit facility, and (iii) a $75 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERS (see Note 11). The $125 million term loans contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants. As of June 30, 2017, the Company was in compliance with the covenants and $175 million had been borrowed under the Credit Facility with a weighted average interest rate of 3.21%.

Note 6. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $68,018 and $42,173 related to remedies for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2017 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2017, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the six months ended June 30, 2017:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,503	$15.41	605	$16.32	493	$19.24
Granted	140	36.29	91	36.29	387	33.40
Vested	(48)	22.48	(272)	16.06	(303)	18.67
Forfeited	—	N/A	—	N/A	(18)	30.24
Outstanding at June 30, 2017	1,595	$17.03	424	$20.75	559	$28.98

In February 2017, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2017 vest in three equal installments on March 1, 2018, 2019 and 2020. The performance-based share awards granted in February 2017 vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2017 and vest on March 1, 2020. The portion of these nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<16%	0%
Threshold	16%	25%
	17%	50%
	18%	75%
Maximum	≥19%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In January 2017, time-based share units were issued to all vice president and staff level employees that vest in three equal installments in January 2018, 2019 and 2020. In connection with our incentive program covering bonus awards for performance year 2016, in February 2017, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2018, 2019 and 2020. In May 2017, time-based share units were granted to non-employee directors that vest one year from the date of grant.

Amendments to our 2013 Plan were approved by shareholders and effective as of May 3, 2017. These amendments included a reduction in the maximum number of shares and share units available for issuance to 7.5 million under the Amended and Restated 2013 Plan (inclusive of approximately 2.6 million nonvested shares and share units outstanding as of May 3, 2017), down from the approximately 14.7 million shares and share units originally available for issuance under the 2013 Plan.

The total fair value on the vesting date of nonvested shares or share units that vested was $21.1 million and $14.2 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $27.8 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2017 and we expect to recognize the expense over a weighted average period of 2.0 years.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 214,474 in the six months ended June 30, 2017. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2017.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Compensation expense	$4,669	$4,167	$9,288	$7,949
Income tax benefit	1,502	1,346	2,985	2,558

Note 8. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income	$72,118	$52,258	$138,716	$100,209
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$72,118	$52,258	$138,716	$100,209
Basic earnings per share	$0.79	$0.57	$1.52	$1.10
Diluted earnings per share	$0.77	$0.57	$1.49	$1.09
Basic weighted average shares outstanding	91,381	90,912	91,320	90,848
Dilutive effect of nonvested shares	1,781	1,226	1,773	1,151
Diluted weighted average shares outstanding	93,162	92,138	93,093	91,999

There were 16,497 and 37,918 antidilutive shares for the three months ended June 30, 2017 and 2016, respectively and 89,309 and 192,765 antidilutive shares for the six months ended June 30, 2017 and 2016, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of June 30, 2017 and 2016, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if June 30 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(7,525)	$120	$(7,405)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	12,663	(3,833)	8,830
Less: Reclassification adjustment for gains included in net income (1)	(544)	184	(360)
Net unrealized gains on investments	12,119	(3,649)	8,470
Other comprehensive income	12,119	(3,649)	8,470
Balance at end of period	$4,594	$(3,529)	$1,065

	Six Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	20,229	(6,122)	14,107
Less: Reclassification adjustment for gains included in net income (1)	(1,199)	412	(787)
Net unrealized gains on investments	19,030	(5,710)	13,320
Other comprehensive income	19,030	(5,710)	13,320
Balance at end of period	$4,594	$(3,529)	$1,065

	Three Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$19,734	$(6,474)	$13,260
Other comprehensive income (loss):
Unrealized holding gains arising during the period	16,334	(5,185)	11,149
Less: Reclassification adjustment for gains included in net income (1)	(583)	136	(447)
Net unrealized gains on investments	15,751	(5,049)	10,702
Other comprehensive income	15,751	(5,049)	10,702
Balance at end of period	$35,485	$(11,523)	$23,962

	Six Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	35,885	(11,030)	24,855
Less: Reclassification adjustment for gains included in net income (1)	(1,061)	267	(794)
Net unrealized gains on investments	34,824	(10,763)	24,061
Other comprehensive income	34,824	(10,763)	24,061
Balance at end of period	$35,485	$(11,523)	$23,962

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

June 30, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$202,364	$—	$—	$202,364
U.S. agency securities	—	26,357	—	26,357
U.S. agency mortgage-backed securities	—	397,602	—	397,602
Municipal debt securities	—	370,068	—	370,068
Corporate debt securities	—	555,965	—	555,965
Residential and commercial mortgage securities	—	69,672	—	69,672
Asset-backed securities	—	135,505	—	135,505
Money market funds	83,508	—	—	83,508
Total assets at fair value	$285,872	$1,555,169	$—	$1,841,041

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$191,548	$—	$—	$191,548
U.S. agency securities	—	18,441	—	18,441
U.S. agency mortgage-backed securities	—	316,494	—	316,494
Municipal debt securities	—	334,324	—	334,324
Corporate debt securities	—	456,357	—	456,357
Residential and commercial mortgage securities	—	68,336	—	68,336
Asset-backed securities	—	127,172	—	127,172
Money market funds	102,430	—	—	102,430
Total assets at fair value	$293,978	$1,321,124	$—	$1,615,102

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the three and six months ended June 30, 2016 in Level 3 liabilities measured at fair value on a recurring basis, and the net realized and unrealized losses related to the Level 3 liabilities in the condensed consolidated balance sheets at June 30, 2016. During the six months ended June 30, 2017, and in the year ended December 31, 2016, we had no Level 3 assets.

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2016	2016
Level 3 Liabilities
Fair value of derivative liabilities at beginning of period	$898	$1,232
Net realized and unrealized losses included in income	755	78
Other comprehensive (income) loss	—	—
Purchases, sales, issues and settlements, net	359	702
Gross transfers in	—	—
Gross transfers out	—	—
Fair value of derivative liabilities at end of period	$2,012	$2,012

Changes in net unrealized losses included in income on instruments held at end of period	$755	$78

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)	2017	2016
Essent Guaranty
Statutory net income	$124,304	$100,026
Statutory surplus	613,028	545,665
Contingency reserve liability	572,647	392,928

Essent PA
Statutory net income	$5,461	$6,980
Statutory surplus	44,190	45,516
Contingency reserve liability	39,959	32,198

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

At June 30, 2017 and 2016, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2017 and December 31, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2017, Essent Guaranty increased its contingency reserve by $91.8 million and Essent PA increased its contingency reserve by $3.6 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2017 or 2016.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Essent Re's statutory capital and surplus was $537.6 million as of June 30, 2017 and $401.1 million as of December 31, 2016. Essent Re's statutory net income was $43.8 million and $21.4 million for the six months ended June 30, 2017 and 2016, respectively. Statutory capital and surplus as of June 30, 2017 and statutory net income in the six months ended June 30, 2017 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 15.9% Market Share for the six months ended June 30, 2017. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

We had master policy relationships with approximately 1,390 customers as of June 30, 2017. Our top ten customers represented approximately 47.3%, 35.1%, 36.6% and 42.6% of our NIW on a flow basis for the six months ended June 30, 2017 and the years ended December 31, 2016, 2015 and 2014, respectively. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 391 employees as of June 30, 2017. We generated new insurance written of approximately $11.4 billion and $19.4 billion for the three and six months ended June 30, 2017, respectively, compared to approximately $8.7 billion and $14.2 billion for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had approximately $95.5 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance, Ltd., which we refer to as "Essent Re." As of June 30, 2017, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $479.8 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.” The GSEs indicated in the PMIERs that they intend to update the factors used to calculate the risk-based required asset amount under the PMIERs at least every two years. Based on communication from the GSEs, we believe that the updated PMIERs would not be finalized until the second quarter of 2018 and would be effective no sooner than the fourth quarter of 2018, 180 days after their release.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2017 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2017, monthly and single premium policies comprised 85.6% and 14.4% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 80.1% at June 30, 2017. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2017. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 74% of our IIF as of June 30, 2017 having been originated since January 1, 2015. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2017, 74% of our IIF relates to business written since January 1, 2015 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 63% and 64% of other underwriting and operating expenses for the three and six months ended June 30, 2017, respectively, compared to 65% of other underwriting and operating expenses for each of the three and six months ended June 30, 2016. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased as we have increased our staffing from 366 employees at January 1, 2016 to 391 at June 30, 2017, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

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

Interest Expense

Interest expense is incurred as a result of borrowings under our amended and restated four-year, secured credit facility with a committed capacity of $375 million (the “Credit Facility”). Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2017 and 2016 for our U.S. mortgage insurance portfolio. In addition, this table includes our risk in force ("RIF") at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
IIF, beginning of period	$87,993,227	$67,716,741	$83,265,522	$65,242,453
NIW - Flow	11,368,276	8,715,171	19,402,429	14,081,846
NIW - Bulk	—	—	—	93,054
Cancellations	(3,867,113)	(4,164,813)	(7,173,561)	(7,150,254)
IIF, end of period	$95,494,390	$72,267,099	$95,494,390	$72,267,099
Average IIF during the period	$91,477,761	$69,746,972	$88,552,878	$68,145,618
RIF, end of period	$23,665,045	$17,937,364	$23,665,045	$17,937,364

The following is a summary of our IIF at June 30, 2017 by vintage:

($ in thousands)	$	%
2017 (through June 30)	$19,125,698	20.0%
2016	32,242,272	33.8
2015	19,499,925	20.4
2014	12,791,786	13.4
2013	8,067,843	8.4
2012 and prior	3,766,866	4.0
	$95,494,390	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For each of the three and six months ended June 30, 2017, our average premium rate was 0.53%, as compared to 0.57% and 0.56% for the three and six months ended June 30, 2016, respectively.

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

As of June 30, 2017, our combined net risk in force for our U.S. insurance companies was $18.9 billion and our combined statutory capital was $1.3 billion, resulting in a risk-to-capital ratio of 14.9 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Net premiums written	$134,063	$108,513	$253,360	$208,979
Increase in unearned premiums	(7,500)	(7,802)	(9,146)	(13,865)
Net premiums earned	126,563	100,711	244,214	195,114
Net investment income	9,400	6,701	17,835	12,884
Realized investment gains, net	544	583	1,199	1,054
Other income	1,099	170	1,950	1,579
Total revenues	137,606	108,165	265,198	210,631

Losses and expenses:
Provision for losses and LAE	1,770	2,964	5,463	6,695
Other underwriting and operating expenses	35,686	31,409	72,018	62,797
Interest expense	1,189	—	1,905	—
Total losses and expenses	38,645	34,373	79,386	69,492
Income before income taxes	98,961	73,792	185,812	141,139
Income tax expense	26,843	21,534	47,096	40,930
Net income	$72,118	$52,258	$138,716	$100,209

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

For the three months ended June 30, 2017, we reported net income of $72.1 million, compared to net income of $52.3 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, we reported net income of $138.7 million, compared to net income of $100.2 million for the six months ended June 30, 2016. The increase in our operating results in 2017 over the same periods in 2016 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in other underwriting and operating expenses, interest expense and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2017 by 26% compared to the three months ended June 30, 2016 primarily due to the increase in our average IIF from $69.7 billion at June 30, 2016 to $91.5 billion at June 30, 2017, partially offset by a decrease in average premium rate from 0.57% for the three months ended June 30, 2016 to 0.53% for the three months ended June 30, 2017. Net premiums earned increased in the six months ended June 30, 2017 by 25% compared to the six months ended June 30, 2016 due to the increase in our average IIF from $68.1 billion at June 30, 2016 to $88.6 billion at June 30, 2017, partially offset by a decrease in the average premium rate from 0.56% in the six months ended June 30, 2016 to 0.53% in the six months ended June 30, 2017. The decrease in the average premium rate during the three and six months ended June 30, 2017 is due primarily to a decrease in premium earned on the cancellation of non-refundable single premium policies.

The increase in net premiums written was due primarily to the increase in average IIF of 31% and 30% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Net premiums written increased in the three and six months ended June 30, 2017 by 24% and 21%, respectively, over the three and six months ended June 30, 2016.

In the three months ended June 30, 2017 and 2016, unearned premiums increased by $7.5 million and $7.8 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $25.6 million and $27.0 million, respectively, which was partially offset by $18.1 million and $19.2 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2017 and 2016, unearned premiums increased by $9.1 million and $13.9 million, respectively. This was a result of net premiums written on single premium policies of $43.8 million and $50.2 million, respectively, which was partially offset by $34.7 million and $36.3 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Fixed maturities	$9,963	$7,197	$18,982	$13,852
Short-term investments	74	30	133	63
Gross investment income	10,037	7,227	19,115	13,915
Investment expenses	(637)	(526)	(1,280)	(1,031)
Net investment income	$9,400	$6,701	$17,835	$12,884

The increase in net investment income for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $1.8 billion for the three months ended June 30, 2017 from $1.4 billion for the three months ended June 30, 2016, primarily as a result of investing cash flows from operations and investing borrowings under our Credit Facility. The average cash and investment portfolio balance was $1.7 billion for the six months ended June 30, 2017 compared to $1.3 billion for the six months ended June 30, 2016. The pre-tax investment income yield increased from 2.1% in each of the three and six months ended June 30, 2016 to 2.2% in each of the three and six months ended June 30, 2017, primarily due to an increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. In 2016, other income also included changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. These policies were amended in the three months ended September 30, 2016 and are now accounted for as insurance rather than as derivatives. The increase in other income for the three months ended June 30, 2017 as compared to the same period in 2016, was primarily due to the $0.8 million decrease in the estimated fair value of our ACIS contracts in 2016 resulting from the increase in observed prepayment speeds associated with the underlying pool of mortgages on the reference STACR notes issued by Freddie Mac. The increase in other income for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase in contract underwriting revenues, partially offset by a decrease in Triad service fees associated with a reduction in the number of Triad’s mortgage insurance policies in force.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $1.8 million and $3.0 million in the three months ended June 30, 2017 and 2016, respectively, and $5.5 million and $6.7 million in the six months ended June 30, 2017 and 2016, respectively. The decrease in the provision for losses and LAE in the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily due to an increase in previously identified defaults that cured, partially offset by an increase in the number of insured loans in default. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning default inventory	1,777	1,060	1,757	1,028
Plus: new defaults	1,105	754	2,305	1,523
Less: cures	(1,063)	(608)	(2,177)	(1,314)
Less: claims paid	(43)	(31)	(108)	(61)
Less: rescissions and denials, net	—	(1)	(1)	(2)
Ending default inventory	1,776	1,174	1,776	1,174

The increase in the number of defaults at June 30, 2017 compared to June 30, 2016 was primarily due to the increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of June 30,
	2017	2016
Case reserves (in thousands)	$27,268	$20,625
Ending default inventory	1,776	1,174
Average case reserve per default (in thousands)	$15.4	$17.6
Default rate	0.41%	0.36%
Claims received included in ending default inventory	50	37

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

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Reserve for losses and LAE at beginning of period	$29,468	$20,470	$28,142	$17,760
Add provision for losses and LAE occurring in:
Current period	5,026	4,488	12,116	9,568
Prior years	(3,256)	(1,524)	(6,653)	(2,873)
Incurred losses during the current period	1,770	2,964	5,463	6,695
Deduct payments for losses and LAE occurring in:
Current period	96	111	97	112
Prior years	1,344	849	3,710	1,869
Loss and LAE payments during the current period	1,440	960	3,807	1,981
Reserve for losses and LAE at end of period	$29,798	$22,474	$29,798	$22,474

	As of June 30, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	898	50%	$6,101	23%	$49,210	12%
Four to eleven payments	639	36	12,604	46	35,365	36
Twelve or more payments	189	11	6,094	22	10,214	60
Pending claims	50	3	2,469	9	2,842	87
Total case reserves	1,776	100%	27,268	100%	$97,631	28
IBNR			2,045
LAE and other			485
Total reserves for losses and LAE			$29,798

	As of June 30, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	565	48%	$4,494	22%	$30,478	15%
Four to eleven payments	446	38	10,196	49	24,520	42
Twelve or more payments	126	11	4,431	22	6,703	66
Pending claims	37	3	1,504	7	1,693	89
Total case reserves	1,174	100%	20,625	100%	$63,394	33
IBNR			1,547
LAE and other			302
Total reserves for losses and LAE			$22,474

During the three months ended June 30, 2017, the provision for losses and LAE was $1.8 million, comprised of $5.0 million of current year losses partially offset by $3.3 million of favorable prior years’ loss development. During the three months ended June 30, 2016, the provision for losses and LAE was $3.0 million, comprised of $4.5 million of current year losses partially offset by $1.5 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2017, the provision for losses and LAE was $5.5 million, comprised of $12.1 million of current year losses partially offset by $6.7 million of favorable prior years’ loss development. During the six months ended June 30, 2016, the provision for losses and LAE was $6.7 million, comprised of $9.6 million of current year losses partially offset by $2.9 million of favorable prior years’ loss development. In both periods, the prior years’ loss development is the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Number of claims paid	43	31	108	61
Amount of claims paid	$1,380	$924	$3,687	$1,922
Claim severity	81%	71%	85%	81%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$22,652	63%	$20,396	65%	$45,831	64%	$40,702	65%
Other	13,034	37	11,013	35	26,187	36	22,095	35
	$35,686	100%	$31,409	100%	$72,018	100%	$62,797	100%

Number of employees at end of period						391		362

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in the size of our workforce to 391 at June 30, 2017 from 366 at January 1, 2016 and an increase in stock compensation expense. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2017, we incurred interest expense of $1.2 million and $1.9 million, respectively, associated with amounts outstanding under our Credit Facility. At June 30, 2017, $175 million was outstanding under the Credit Facility. For the three and six months ended June 30, 2016, we had not yet incurred interest expense as there were no amounts outstanding under the Credit Facility.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $26.8 million for the three months ended June 30, 2017 and $47.1 million for the six months ended June 30, 2017. Income tax expense for the three and six months ended June 30, 2017 was calculated using an annualized effective tax rate of 27.2% and 27.0%, respectively, and was reduced by $0.1 million and $3.1 million, respectively, of excess tax benefits associated with the vesting of common shares and common share units during the period as required by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), adopted on January 1, 2017. Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid-in-capital. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annualized effective tax rate. For the three and six months ended June 30, 2016, our effective tax rate was 29.2% and 29.0%, respectively. In 2017, we expect the proportion of our consolidated earnings generated in Bermuda to be higher than in 2016 as a result of an increase in the amount of risk in force at Essent Re. In the three and six months ended June 30, 2017 and 2016, our effective tax rate reflects the impact of the change in our expectations for the proportion of consolidated earnings to be generated in the United States compared to Bermuda in each year.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio and interest income on the portfolio;

•	net premiums that we will receive from our existing IIF as well as policies that we write in the future;

•	borrowings under our Credit Facility; and

•	issuance of capital shares.

Our obligations consist primarily of:

•	claim payments under our policies;

•	interest payments and repayment of borrowings under our Credit Facility; and

•	the other costs and operating expenses of our business.

As of June 30, 2017, we had substantial liquidity with cash of $27.7 million, short-term investments of $131.0 million and fixed maturity investments of $1.7 billion. We also had $200 million available under our Credit Facility, with $175 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021 and accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin and are paid monthly. At June 30, 2017, net cash and investments at the holding company were $27.2 million.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2017, Essent Guaranty had unassigned surplus of approximately $47.7 million and has paid no dividends since its inception. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $5.2 million as of June 30, 2017. During the six months ended June 30, 2017, Essent PA paid to its parent company, Essent US Holdings, Inc., a $5.0 million dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2017, Essent Re had total equity of $537.7 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2017, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$144,403	$123,090
Net cash used in investing activities	(209,460)	(125,550)
Net cash provided by (used in) financing activities	65,196	(5,974)
Net increase (decrease) in cash	$139	$(8,434)

Operating Activities

Cash flow provided by operating activities totaled $144.4 million for the six months ended June 30, 2017, as compared to $123.1 million for the six months ended June 30, 2016. The increase in cash flow provided by operating activities of $21.3 million in 2017 was primarily a result of increases in premiums collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $209.5 million for the six months ended June 30, 2017, as compared to $125.6 million for the six months ended June 30, 2016. The increase in cash flow used in investing activities primarily related to investing cash flows from the business and investing $75 million of net increased borrowings under the Credit Facility in 2017.

Financing Activities

Cash flow provided by financing activities totaled $65.2 million for the six months ended June 30, 2017, as compared to cash flow used in financing activities of $6.0 million for the six months ended June 30, 2016. The increase in cash flow provided by financing activities was primarily related to $75 million of net increased borrowings under the Credit Facility, which was contributed to Essent Re to support new business, partially offset by an increase in treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the six months ended June 30, 2017 and 2016, no capital contributions were made by Essent Group Ltd. to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2017 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$657,834
Contingency reserves	612,606
Combined statutory capital	$1,270,440
Combined net risk in force	$18,937,727
Combined risk-to-capital ratio	14.9:1

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

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. During the six months ended June 30, 2017, Essent Group Ltd. made capital contributions to Essent Re of $90.0 million to support new business. As of June 30, 2017, Essent Re had total stockholders’ equity of $537.7 million and net risk in force of $5.2 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is Baa2 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of June 30, 2017, Essent Guaranty's Available Assets were $1.31 billion and its Minimum Required Assets were $1.28 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders’ Equity

As of June 30, 2017, stockholders’ equity was $1.5 billion compared to $1.3 billion as of December 31, 2016. This increase was primarily due to net income generated in 2017, as well as an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

The total fair value of our investment portfolio was $1.8 billion as of June 30, 2017 and $1.6 billion as of December 31, 2016. In addition, our total cash was $27.7 million as of June 30, 2017, compared to $27.5 million as of December 31, 2016. The increase in investments was primarily due to investing net cash flows from operations and $75 million of net increased borrowings under the Credit Facility during the six months ended June 30, 2017.

Investment Portfolio by Asset Class

Asset Class	June 30, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$202,364	11.0%	$191,548	11.9%
U.S. agency securities	26,357	1.4	18,441	1.1
U.S. agency mortgage-backed securities	397,602	21.6	316,494	19.6
Municipal debt securities(1)	370,068	20.1	334,324	20.7
Corporate debt securities(2)	555,965	30.2	456,357	28.3
Residential and commercial mortgage securities	69,672	3.8	68,336	4.2
Asset-backed securities	135,505	7.4	127,172	7.9
Money market funds	83,508	4.5	102,430	6.3
Total Investments	$1,841,041	100.0%	$1,615,102	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	62.0%	63.6%
General obligation bonds	32.2	29.7
Certificate of participation bonds	4.5	4.9
Tax allocation bonds	0.7	1.1
Special tax bonds	0.6	0.7
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	44.3%	40.6%
Consumer, non-cyclical	15.1	18.6
Energy	9.3	9.3
Communications	7.0	6.0
Utilities	6.4	6.0
Industrial	5.8	5.6
Consumer, cyclical	5.2	6.3
Technology	4.4	4.3
Basic materials	2.5	3.3
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	June 30, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$853,219	46.3%	$780,513	48.3%
Aa1	93,554	5.1	88,977	5.5
Aa2	106,282	5.8	101,772	6.3
Aa3	87,084	4.7	89,421	5.5
A1	201,148	10.9	143,938	8.9
A2	136,813	7.4	126,113	7.8
A3	106,566	5.8	95,926	6.0
Baa1	109,780	6.0	85,864	5.3
Baa2	96,096	5.2	71,950	4.5
Baa3	32,658	1.8	24,544	1.5
Below Baa3 / Unrated	17,841	1.0	6,084	0.4
Total Investments	$1,841,041	100.0%	$1,615,102	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	June 30, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$368,433	20.0%	$329,901	20.4%
1 to < 2 Years	155,935	8.5	153,184	9.5
2 to < 3 Years	257,442	14.0	156,620	9.7
3 to < 4 Years	183,786	10.0	176,896	11.0
4 to < 5 Years	205,481	11.1	139,115	8.6
5 or more Years	669,964	36.4	659,386	40.8
Total Investments	$1,841,041	100.0%	$1,615,102	100.0%

Top Ten Portfolio Holdings

	June 30, 2017
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 5.250% 11/15/2028	$29,812	$30,280	$(468)	Aaa
2	U.S. Treasury 1.500% 8/15/2026	19,179	20,397	(1,218)	Aaa
3	U.S. Treasury 0.000% 7/6/2017	17,499	17,499	—	Aaa
4	U.S. Treasury 0.000% 7/20/2017	14,994	14,994	—	Aaa
5	U.S. Treasury 0.000% 8/17/2017	14,983	14,983	—	Aaa
6	Ginnie Mae 4.000% 7/20/2045	12,624	12,930	(306)	Aaa
7	Ginnie Mae 4.000% 8/20/2045	12,429	12,691	(262)	Aaa
8	Freddie Mac 2.500% 10/1/2030	11,906	12,104	(198)	Aaa
9	Freddie Mac 3.000% 9/1/2046	10,603	10,996	(393)	Aaa
10	Fannie Mae 3.000% 7/25/2045	10,410	10,523	(113)	Aaa
Total		$154,439	$157,397	$(2,958)
Percent of Investment Portfolio		8.4%

(1)
As of June 30, 2017, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2017:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$7,501	$7,356	Baa1
City of Houston	3,418	3,329	Aa3
University of Houston System	3,326	3,341	Aa2
Dallas/Fort Worth International Airport	2,945	2,740	A1
City of El Paso	2,510	2,477	Aa2
City of Austin	2,348	2,213	Aa3
Irving Independent School District	2,079	2,032	Aaa
Harris County Cultural Education	2,002	2,000	A1
Carrollton-Farmers Branch Independent School District	1,981	1,980	Aaa
City of Dallas	1,784	1,738	Aa1
Alamo Community College District	1,656	1,640	Aaa
Tarrant Regional Water District	1,568	1,530	Aaa
City of College Station	1,457	1,469	Aa2
City of Garland	1,447	1,445	Aa1
Bryan Independent School District	1,319	1,345	Aaa
City of San Antonio	1,286	1,227	A1
Spring Independent School District	1,243	1,258	Aaa
Alvin Independent School District	1,218	1,219	Aaa
City of Corpus Christi	1,149	1,115	A1
Pharr-San Juan-Alamo Independent School District	1,092	1,103	Aaa
Port Arthur Independent School District	1,018	1,018	Aaa
San Jacinto Community College District	890	855	Aa3
Harlandale Independent School District	878	876	Aaa
	$46,115	$45,306

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Contractual Obligations

As more fully described in Note 5 to our condensed consolidated financial statements, on May 17, 2017, we entered into an amended and restated four-year, secured credit facility with a committed capacity of $375 million that contractually matures on May 17, 2021. The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on April 19, 2016 that contractually matured on April 19, 2019. As of June 30, 2017, $175 million had been borrowed under the Credit Facility. Aside from this credit facility amendment, there were no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At June 30, 2017, the effective duration of our investment portfolio, including cash, was 3.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.8% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this Quarterly Report.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

We did not repurchase any of our common shares during the three months ended June 30, 2017.

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement, dated as of May 17, 2017, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-36157) filed on May 18, 2017)

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date:	August 7, 2017	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	August 7, 2017	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2017	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement, dated as of May 17, 2017, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-36157) filed on May 18, 2017)

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.