Form 10-Q
period 2017-09-30
Essent Group Ltd.
filed 2017-11-09
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of November 1, 2017 was 98,434,106.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2017	2016
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2017 — $1,819,481; 2016 — $1,497,186)	$1,826,801	$1,482,754
Short-term investments (amortized cost: 2017 — $296,509; 2016 — $132,352)	296,513	132,348
Total investments	2,123,314	1,615,102
Cash	57,741	27,531
Accrued investment income	11,839	9,488
Accounts receivable	29,284	21,632
Deferred policy acquisition costs	14,831	13,400
Property and equipment (at cost, less accumulated depreciation of $49,498 in 2017 and $46,543 in 2016)	7,825	8,119
Prepaid federal income tax	233,457	181,272
Other assets	7,300	6,454
Total assets	$2,485,591	$1,882,998

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$31,579	$28,142
Unearned premium reserve	245,877	219,616
Net deferred tax liability	198,042	142,587
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,511 in 2017 and $0 in 2016)	173,489	100,000
Securities purchases payable	25,998	14,999
Other accrued liabilities	30,036	33,881
Total liabilities	705,021	539,225
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,423 shares in 2017 and 93,105 shares in 2016	1,476	1,397
Additional paid-in capital	1,122,679	918,296
Accumulated other comprehensive income (loss)	3,043	(12,255)
Retained earnings	653,372	436,335
Total stockholders’ equity	1,780,570	1,343,773
Total liabilities and stockholders’ equity	$2,485,591	$1,882,998

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Net premiums written	$155,055	$115,887	$408,415	$324,866
Increase in unearned premiums	(17,115)	(5,086)	(26,261)	(18,951)
Net premiums earned	137,940	110,801	382,154	305,915
Net investment income	10,626	6,781	28,461	19,665
Realized investment gains, net	564	435	1,763	1,489
Other income	1,073	3,237	3,023	4,816
Total revenues	150,203	121,254	415,401	331,885

Losses and expenses:
Provision for losses and LAE	4,313	4,965	9,776	11,660
Other underwriting and operating expenses	37,035	32,792	109,053	95,589
Interest expense	1,456	56	3,361	56
Total losses and expenses	42,804	37,813	122,190	107,305

Income before income taxes	107,399	83,441	293,211	224,580
Income tax expense	29,006	23,730	76,102	64,660
Net income	$78,393	$59,711	$217,109	$159,920

Earnings per share:
Basic	$0.83	$0.66	$2.35	$1.76
Diluted	0.82	0.65	2.31	1.74

Weighted average shares outstanding:
Basic	94,185	90,961	92,285	90,886
Diluted	96,094	92,399	94,104	92,133

Net income	$78,393	$59,711	$217,109	$159,920

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $752 and ($897) in the three months ended September 30, 2017 and 2016 and $6,462 and $9,866 in the nine months ended September 30, 2017 and 2016	1,978	(2,008)	15,298	22,053
Total other comprehensive income (loss)	1,978	(2,008)	15,298	22,053
Comprehensive income	$80,371	$57,703	$232,407	$181,973

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2016	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				222,606		222,606
Other comprehensive loss			(12,156)			(12,156)
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		16,881				16,881
Excess tax benefits from stock-based compensation expense		1,083				1,083
Treasury stock acquired					(4,024)	(4,024)
Cancellation of treasury stock	(3)	(4,021)			4,024	—
Other equity transactions		142				142
Balance at December 31, 2016	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				217,109		217,109
Other comprehensive income			15,298			15,298
Issuance of Common Shares, net of issuance cost of $1,800	75	197,625				197,700
Issuance of management incentive shares	8	(8)				—
Stock-based compensation expense		13,980				13,980
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,329)	(7,329)
Cancellation of treasury stock	(4)	(7,325)			7,329	—
Balance at September 30, 2017	$1,476	$1,122,679	$3,043	$653,372	$—	$1,780,570

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Operating Activities
Net income	$217,109	$159,920
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,763)	(1,489)
Depreciation and amortization	2,955	3,088
Stock-based compensation expense	13,980	11,902
Amortization of premium on investment securities	8,752	8,073
Deferred income tax provision	49,032	42,811
Change in:
Accrued investment income	(2,351)	(1,090)
Accounts receivable	(7,657)	(3,616)
Deferred policy acquisition costs	(1,431)	(1,484)
Prepaid federal income tax	(52,185)	(43,610)
Other assets	21	118
Reserve for losses and LAE	3,437	7,971
Unearned premium reserve	26,261	18,951
Other accrued liabilities	(4,139)	(1,656)
Net cash provided by operating activities	252,021	199,889

Investing Activities
Net change in short-term investments	(164,165)	(64,487)
Purchase of investments available for sale	(567,335)	(451,223)
Proceeds from maturity of investments available for sale	51,440	21,868
Proceeds from sales of investments available for sale	197,623	244,429
Purchase of property and equipment	(2,661)	(2,358)
Net cash used in investing activities	(485,098)	(251,771)

Financing Activities
Issuance of common shares, net of costs	198,212	—
Credit facility borrowings	250,000	50,000
Credit facility repayments	(175,000)	—
Treasury stock acquired	(7,329)	(3,963)
Payment of issuance costs for credit facility	(2,596)	(2,425)
Net cash provided by financing activities	263,287	43,612

Net increase (decrease) in cash	30,210	(8,270)
Cash at beginning of year	27,531	24,606
Cash at end of period	$57,741	$16,336

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(28,300)	$(22,800)
Interest payments	(3,120)	—

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2016, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2017 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires certain equity investments (except those accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. This update also requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. In addition, an entity is required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets. The provisions of this update are effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company's consolidated operating results or financial position.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period. In addition, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity. Further, the new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this ASU on January 1, 2017 and recorded a charge of $0.1 million to retained earnings as of that date representing a cumulative-effect adjustment associated with our election to recognize forfeitures as they occur. The classification of excess tax benefits and tax deficiencies as income tax benefit or expense may result in net income volatility in reporting periods subsequent to 2016. Through December 31, 2016, excess tax benefits were recognized in additional paid-in-capital. In the three and nine months ended September 30, 2017, the Company recorded excess tax benefits of $32 thousand and $3.1 million, respectively, as a reduction of income tax expense. The amount of excess tax benefits or tax deficiencies in future periods will vary based on the market value of the Company’s common stock at the vesting dates of nonvested common share and nonvested common share units.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

September 30, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$262,408	$61	$(2,890)	$259,579
U.S. agency securities	33,675	1	(254)	33,422
U.S. agency mortgage-backed securities	432,820	954	(5,187)	428,587
Municipal debt securities(1)	380,603	9,556	(656)	389,503
Corporate debt securities(2)	579,652	6,427	(1,580)	584,499
Residential and commercial mortgage securities	68,113	838	(310)	68,641
Asset-backed securities	148,753	533	(171)	149,115
Money market funds	209,966	2	—	209,968
Total investments available for sale	$2,115,990	$18,372	$(11,048)	$2,123,314

December 31, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$195,990	$55	$(4,497)	$191,548
U.S. agency securities	18,785	—	(344)	18,441
U.S. agency mortgage-backed securities	324,654	335	(8,495)	316,494
Municipal debt securities(1)	334,048	3,649	(3,373)	334,324
Corporate debt securities(2)	457,842	2,343	(3,828)	456,357
Residential and commercial mortgage securities	68,430	488	(582)	68,336
Asset-backed securities	127,359	260	(447)	127,172
Money market funds	102,430	—	—	102,430
Total investments available for sale	$1,629,538	$7,130	$(21,566)	$1,615,102

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	63.7%	63.6%
General obligation bonds	30.8	29.7
Certificate of participation bonds	4.3	4.9
Tax allocation bonds	0.6	1.1
Special tax bonds	0.6	0.7
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	44.3%	40.6%
Consumer, non-cyclical	15.2	18.6
Energy	8.5	9.3
Communications	7.9	6.0
Industrial	6.6	5.6
Utilities	5.9	6.0
Consumer, cyclical	5.6	6.3
Technology	3.7	4.3
Basic materials	2.3	3.3
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$96,464	$96,455
Due after 1 but within 5 years	64,707	64,464
Due after 5 but within 10 years	71,096	68,981
Due after 10 years	30,141	29,679
Subtotal	262,408	259,579
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	33,675	33,422
Subtotal	33,675	33,422
Municipal debt securities:
Due in 1 year	26,294	26,352
Due after 1 but within 5 years	101,127	102,135
Due after 5 but within 10 years	143,938	149,245
Due after 10 years	109,244	111,771
Subtotal	380,603	389,503
Corporate debt securities:
Due in 1 year	74,323	74,401
Due after 1 but within 5 years	304,703	306,428
Due after 5 but within 10 years	197,319	200,343
Due after 10 years	3,307	3,327
Subtotal	579,652	584,499
U.S. agency mortgage-backed securities	432,820	428,587
Residential and commercial mortgage securities	68,113	68,641
Asset-backed securities	148,753	149,115
Money market funds	209,966	209,968
Total investments available for sale	$2,115,990	$2,123,314

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Realized gross gains	$605	$520	$2,035	$2,292
Realized gross losses	41	12	272	723

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$177,834	$(1,768)	$19,126	$(1,122)	$196,960	$(2,890)
U.S. agency securities	26,708	(159)	6,203	(95)	32,911	(254)
U.S. agency mortgage-backed securities	296,191	(3,933)	36,576	(1,254)	332,767	(5,187)
Municipal debt securities	58,869	(459)	13,497	(197)	72,366	(656)
Corporate debt securities	161,734	(1,233)	28,113	(347)	189,847	(1,580)
Residential and commercial mortgage securities	18,113	(193)	3,613	(117)	21,726	(310)
Asset-backed securities	20,786	(97)	13,244	(74)	34,030	(171)
Total	$760,235	$(7,842)	$120,372	$(3,206)	$880,607	$(11,048)

	Less than 12 months		12 months or more		Total
December 31, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$160,018	$(4,497)	$—	$—	$160,018	$(4,497)
U.S. agency securities	18,441	(344)	—	—	18,441	(344)
U.S. agency mortgage-backed securities	289,282	(8,402)	1,812	(93)	291,094	(8,495)
Municipal debt securities	149,368	(3,351)	6,015	(22)	155,383	(3,373)
Corporate debt securities	213,965	(3,704)	8,344	(124)	222,309	(3,828)
Residential and commercial mortgage securities	18,026	(434)	14,014	(148)	32,040	(582)
Asset-backed securities	28,294	(57)	47,597	(390)	75,891	(447)
Total	$877,394	$(20,789)	$77,782	$(777)	$955,176	$(21,566)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in the three and nine months ended September 30, 2017. We recorded other-than-temporary impairments of $73 thousand and $80 thousand in the three and nine months ended September 30, 2016, respectively, on securities in an unrealized loss position. The impairments resulted from our intent to sell the securities subsequent to the reporting dates.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.7 million as of September 30, 2017 and $8.5 million as of December 31, 2016. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $550.2 million at September 30, 2017 and $349.6 million at December 31, 2016.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Fixed maturities	$10,982	$7,296	$29,964	$21,148
Short-term investments	330	39	463	102
Gross investment income	11,312	7,335	30,427	21,250
Investment expenses	(686)	(554)	(1,966)	(1,585)
Net investment income	$10,626	$6,781	$28,461	$19,665

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

($ in thousands)	2017	2016
Reserve for losses and LAE at beginning of period	$28,142	$17,760
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	28,142	17,760
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	19,266	16,387
Prior years	(9,490)	(4,727)
Net incurred losses during the current period	9,776	11,660
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	243	467
Prior years	6,096	3,222
Net loss and LAE payments during the current period	6,339	3,689
Net reserve for losses and LAE at end of period	31,579	25,731
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$31,579	$25,731

Loans in default at end of period	2,153	1,453

For the nine months ended September 30, 2017, $6.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $9.5 million favorable prior year development during the nine months ended September 30, 2017. Reserves remaining as of September 30, 2017 for prior years are $12.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2016, $3.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $4.7 million favorable prior year development during the nine months ended September 30, 2016. Reserves remaining as of September 30, 2016 for prior years were $9.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which we believe could have an impact on our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. We expect to experience increased defaults in these areas beginning in the fourth quarter of 2017. As of September 30, 2017, our risk in force ("RIF") in the affected counties is approximately $2.5 billion, or approximately 9.5%, of our total RIF. It is too early to tell how many claims we ultimately may have to pay associated with any defaults in the hurricane impacted areas. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. These events have not materially affected our reserves as of September 30, 2017. Loans in default increased from 2,153 as of September 30, 2017 to 3,051 as of October 31, 2017. Defaulted loans in the hurricane impacted areas represented 733 of the 898 increase in October. As of October 31, 2017, 1,055 loans are in default in the affected counties representing 0.22% of our insured portfolio. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Debt Obligations

Revolving Credit Facility

On May 17, 2017, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into an amended and restated four-year, secured credit facility with a committed capacity of $375 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on April 19, 2016, and provides for (i) an increase in the revolving credit facility from $200 million to $250 million, (ii) the issuance of term loans of $125 million, the proceeds of which were used at closing to pay down borrowings outstanding under the revolving credit facility, and (iii) a $75 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERS (see Note 12). The $125 million term loans contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants. As of September 30, 2017, the Company was in compliance with the covenants and $175 million had been borrowed under the Credit Facility with a weighted average interest rate of 3.24%.

Note 6. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $0.1 million related to remedies for each of the nine months ended September 30, 2017 and 2016. As of September 30, 2017, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2017 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2017, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

In August 2017, Essent Group completed the sale of 5.0 million Common Shares in a public offering at a price of $39.90 per share. The total net proceeds from this offering were approximately $197.7 million after deducting underwriting discounts, commissions and other offering expenses.

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the nine months ended September 30, 2017:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,503	$15.41	605	$16.32	493	$19.24
Granted	140	36.29	91	36.29	387	33.40
Vested	(48)	22.48	(284)	15.84	(305)	18.69
Forfeited	—	N/A	—	N/A	(22)	30.46
Outstanding at September 30, 2017	1,595	$17.03	412	$21.03	553	$28.99

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

The total fair value on the vesting date of nonvested shares or share units that vested was $21.6 million and $14.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $23.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2017 and we expect to recognize the expense over a weighted average period of 1.9 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 216,912 in the nine months ended September 30, 2017. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2017.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Compensation expense	$4,692	$3,953	$13,980	$11,902
Income tax benefit	1,513	1,270	4,498	3,828

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income	$78,393	$59,711	$217,109	$159,920
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$78,393	$59,711	$217,109	$159,920
Basic earnings per share	$0.83	$0.66	$2.35	$1.76
Diluted earnings per share	$0.82	$0.65	$2.31	$1.74
Basic weighted average shares outstanding	94,185	90,961	92,285	90,886
Dilutive effect of nonvested shares	1,909	1,438	1,819	1,247
Diluted weighted average shares outstanding	96,094	92,399	94,104	92,133

There were 956 and 1,574 antidilutive shares for the three months ended September 30, 2017 and 2016, respectively, and 59,534 and 128,569 antidilutive shares for the nine months ended September 30, 2017 and 2016, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of September 30, 2017 and 2016, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if September 30 was the end of the contingency period.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$4,594	$(3,529)	$1,065
Other comprehensive income (loss):
Unrealized holding gains arising during the period	3,294	(949)	2,345
Less: Reclassification adjustment for gains included in net income (1)	(564)	197	(367)
Net unrealized gains on investments	2,730	(752)	1,978
Other comprehensive income	2,730	(752)	1,978
Balance at end of period	$7,324	$(4,281)	$3,043

	Nine Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	23,523	(7,071)	16,452
Less: Reclassification adjustment for gains included in net income (1)	(1,763)	609	(1,154)
Net unrealized gains on investments	21,760	(6,462)	15,298
Other comprehensive income	21,760	(6,462)	15,298
Balance at end of period	$7,324	$(4,281)	$3,043

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$35,485	$(11,523)	$23,962
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(2,470)	752	(1,718)
Less: Reclassification adjustment for gains included in net income (1)	(435)	145	(290)
Net unrealized losses on investments	(2,905)	897	(2,008)
Other comprehensive loss	(2,905)	897	(2,008)
Balance at end of period	$32,580	$(10,626)	$21,954

	Nine Months Ended September 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	33,415	(10,278)	23,137
Less: Reclassification adjustment for gains included in net income (1)	(1,496)	412	(1,084)
Net unrealized gains on investments	31,919	(9,866)	22,053
Other comprehensive income	31,919	(9,866)	22,053
Balance at end of period	$32,580	$(10,626)	$21,954

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

September 30, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$259,579	$—	$—	$259,579
U.S. agency securities	—	33,422	—	33,422
U.S. agency mortgage-backed securities	—	428,587	—	428,587
Municipal debt securities	—	389,503	—	389,503
Corporate debt securities	—	584,499	—	584,499
Residential and commercial mortgage securities	—	68,641	—	68,641
Asset-backed securities	—	149,115	—	149,115
Money market funds	209,968	—	—	209,968
Total assets at fair value	$469,547	$1,653,767	$—	$2,123,314

December 31, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$191,548	$—	$—	$191,548
U.S. agency securities	—	18,441	—	18,441
U.S. agency mortgage-backed securities	—	316,494	—	316,494
Municipal debt securities	—	334,324	—	334,324
Corporate debt securities	—	456,357	—	456,357
Residential and commercial mortgage securities	—	68,336	—	68,336
Asset-backed securities	—	127,172	—	127,172
Money market funds	102,430	—	—	102,430
Total assets at fair value	$293,978	$1,321,124	$—	$1,615,102

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the three and nine months ended September 30, 2016 in Level 3 liabilities measured at fair value on a recurring basis, and the net realized and unrealized losses related to the Level 3 liabilities in the condensed consolidated balance sheets at September 30, 2016. During the nine months ended September 30, 2017, and in the year ended December 31, 2016, we had no Level 3 assets.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2016	2016
Level 3 Liabilities
Fair value of derivative liabilities at beginning of period	$2,012	$1,232
Net realized and unrealized losses (gains) included in income	(2,012)	(1,934)
Other comprehensive (income) loss	—	—
Purchases, sales, issues and settlements, net	—	702
Gross transfers in	—	—
Gross transfers out	—	—
Fair value of derivative liabilities at end of period	$—	$—

Changes in net unrealized losses (gains) included in income on instruments held at end of period	$(2,012)	$(1,934)

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

(In thousands)	2017	2016
Essent Guaranty
Statutory net income	$194,131	$156,138
Statutory surplus	684,421	560,746
Contingency reserve liability	623,934	436,082

Essent PA
Statutory net income	$7,959	$10,038
Statutory surplus	45,047	46,378
Contingency reserve liability	41,593	34,387

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

At September 30, 2017 and 2016, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2017 and December 31, 2016, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2017, Essent Guaranty increased its contingency reserve by $143.1 million and Essent PA increased its contingency reserve by $5.2 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the nine months ended September 30, 2017 or 2016.

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

Essent Re's statutory capital and surplus was $614.7 million as of September 30, 2017 and $401.1 million as of December 31, 2016. Essent Re's statutory net income was $70.2 million and $35.8 million for the nine months ended September 30, 2017 and 2016, respectively. Statutory capital and surplus as of September 30, 2017 and statutory net income in the nine months ended September 30, 2017 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We had an estimated 16.3% Market Share for the nine months ended September 30, 2017. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

In 2010, Essent became the first private mortgage insurer to be approved by the GSEs since 1995, and we are licensed to write coverage in all 50 states and the District of Columbia. We completed our initial public offering in November 2013. The financial strength of Essent Guaranty, Inc. ("Essent Guaranty"), our wholly-owned insurance subsidiary, is rated BBB+ with a stable outlook by S&P Global Ratings (“S&P”). On August 17, 2017, Moody’s Investor Services (“Moody's”) upgraded its rating of Essent Guaranty to Baa1 with a stable outlook.

We had master policy relationships with approximately 1,410 customers as of September 30, 2017. Our top ten customers represented approximately 47.6%, 35.1%, 36.6% and 42.6% of our NIW on a flow basis for the nine months ended September 30, 2017 and the years ended December 31, 2016, 2015 and 2014, respectively. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 398 employees as of September 30, 2017. We generated new insurance written of approximately $13.2 billion and $32.6 billion for the three and nine months ended September 30, 2017, respectively, compared to approximately $10.3 billion and $24.5 billion for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had approximately $103.9 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of September 30, 2017, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $501.5 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.” The GSEs indicated in the PMIERs that they intend to update the factors used to calculate the risk-based required asset amount under the PMIERs at least every two years. Based on communication from the GSEs, we believe that the updated PMIERs would not be finalized until the second quarter of 2018 and would be effective no sooner than the fourth quarter of 2018, 180 days after their release.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2017 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2017, monthly and single premium policies comprised 84.6% and 15.4% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 82.1% at September 30, 2017. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2017. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad,” to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. This fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement was automatically extended until November 30, 2018 and provides for one subsequent one-year renewal at Triad’s option.

Other income also includes revenues associated with contract underwriting services and changes in the fair value of derivative instruments. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. Through June 30, 2016, the insurance and certain of the reinsurance policies issued by Essent Re in connection with the ACIS program were previously accounted for as derivatives under U.S. generally accepted accounting principles ("GAAP") with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies were impacted by changes in market observable factors. These policies were amended in the three months ended September 30, 2016 and are now accounted for as insurance rather than as derivatives. See Note 11 to our condensed consolidated financial statements.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 78% of our IIF as of September 30, 2017 having been originated since January 1, 2015. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio further seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2017, 78% of our IIF relates to business written since January 1, 2015 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which we believe could have an impact on our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. We expect to experience increased defaults in these areas beginning in the fourth quarter of 2017. As of September 30, 2017, our risk in force ("RIF") in the affected counties is approximately $2.5 billion, or approximately 9.5%, of our total RIF. It is too early to tell how many claims we ultimately may have to pay associated with any defaults in the hurricane impacted areas. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. These events have not materially affected our reserves as of September 30, 2017. Loans in default increased from 2,153 as of September 30, 2017 to 3,051 as of October 31, 2017. Defaulted loans in the hurricane impacted areas represented 733 of the 898 increase in October. As of October 31, 2017, 1,055 loans are in default in the affected counties representing 0.22% of our insured portfolio. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 63% of other underwriting and operating expenses for each of the three and nine months ended September 30, 2017, compared to 64% and 65% of other underwriting and operating expenses for the three and nine months ended September 30, 2016, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased as we have increased our staffing from 366 employees at January 1, 2016 to 398 at September 30, 2017, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2017 and 2016 for our U.S. mortgage insurance portfolio. In addition, this table includes our risk in force ("RIF") at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
IIF, beginning of period	$95,494,390	$72,267,099	$83,265,522	$65,242,453
NIW - Flow	13,221,038	10,299,161	32,623,467	24,381,007
NIW - Bulk	—	—	—	93,054
Cancellations	(4,779,121)	(4,951,887)	(11,952,682)	(12,102,141)
IIF, end of period	$103,936,307	$77,614,373	$103,936,307	$77,614,373
Average IIF during the period	$99,790,653	$74,996,355	$92,353,836	$70,473,765
RIF, end of period	$25,807,358	$19,289,387	$25,807,358	$19,289,387

The following is a summary of our IIF at September 30, 2017 by vintage:

($ in thousands)	$	%
2017 (through September 30)	$31,742,748	30.6%
2016	31,268,320	30.1
2015	18,328,775	17.6
2014	11,747,210	11.3
2013	7,394,766	7.1
2012 and prior	3,454,488	3.3
	$103,936,307	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For each of the three and nine months ended September 30, 2017, our average premium rate was 0.53%, as compared to 0.58% and 0.57% for the three and nine months ended September 30, 2016, respectively.

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

As of September 30, 2017, our combined net risk in force for our U.S. insurance companies was $20.5 billion and our combined statutory capital was $1.4 billion, resulting in a risk-to-capital ratio of 14.7 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Net premiums written	$155,055	$115,887	$408,415	$324,866
Increase in unearned premiums	(17,115)	(5,086)	(26,261)	(18,951)
Net premiums earned	137,940	110,801	382,154	305,915
Net investment income	10,626	6,781	28,461	19,665
Realized investment gains, net	564	435	1,763	1,489
Other income	1,073	3,237	3,023	4,816
Total revenues	150,203	121,254	415,401	331,885

Losses and expenses:
Provision for losses and LAE	4,313	4,965	9,776	11,660
Other underwriting and operating expenses	37,035	32,792	109,053	95,589
Interest expense	1,456	56	3,361	56
Total losses and expenses	42,804	37,813	122,190	107,305
Income before income taxes	107,399	83,441	293,211	224,580
Income tax expense	29,006	23,730	76,102	64,660
Net income	$78,393	$59,711	$217,109	$159,920

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

For the three months ended September 30, 2017, we reported net income of $78.4 million, compared to net income of $59.7 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we reported net income of $217.1 million, compared to net income of $159.9 million for the nine months ended September 30, 2016. The increase in our operating results in 2017 over the same periods in 2016 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in other underwriting and operating expenses, interest expense and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended September 30, 2017 by 24% compared to the three months ended September 30, 2016 primarily due to the increase in our average IIF from $75.0 billion at September 30, 2016 to $99.8 billion at September 30, 2017, partially offset by a decrease in average premium rate from 0.58% for the three months ended September 30, 2016 to 0.53% for the three months ended September 30, 2017. Net premiums earned increased in the nine months ended September 30, 2017 by 25% compared to the nine months ended September 30, 2016 due to the increase in our average IIF from $70.5 billion at September 30, 2016 to $92.4 billion at September 30, 2017, partially offset by a decrease in the average premium rate from 0.57% in the nine months ended September 30, 2016 to 0.53% in the nine months ended September 30, 2017. The decrease in the average premium rate during the three and nine months ended September 30, 2017 is due primarily to a decrease in premium earned on the cancellation of non-refundable single premium policies.

Net premiums written increased in the three and nine months ended September 30, 2017 by 34% and 26%, respectively, over the three and nine months ended September 30, 2016. The increase in net premiums written was due primarily to the increase in average IIF of 33% and 31% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.

In the three months ended September 30, 2017 and 2016, unearned premiums increased by $17.1 million and $5.1 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $36.5 million and $27.7 million, respectively, which was partially offset by $19.4 million and $22.6 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2017 and 2016, unearned premiums increased by $26.3 million and $19.0 million, respectively. This was a result of net premiums written on single premium policies of $80.3 million and $77.9 million, respectively, which was partially offset by $54.0 million and $58.9 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Fixed maturities	$10,982	$7,296	$29,964	$21,148
Short-term investments	330	39	463	102
Gross investment income	11,312	7,335	30,427	21,250
Investment expenses	(686)	(554)	(1,966)	(1,585)
Net investment income	$10,626	$6,781	$28,461	$19,665

The increase in net investment income for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $2.0 billion for the three months ended September 30, 2017 from $1.5 billion for the three months ended September 30, 2016, primarily as a result of investing cash flows from operations, proceeds from the public offering of common shares completed in August and borrowings under our Credit Facility. The average cash and investment portfolio balance was $1.8 billion for the nine months ended September 30, 2017 compared to $1.4 billion for the nine months ended September 30, 2016. The pre-tax investment income yield increased from 2.0% and 2.1% in the three and nine months ended September 30, 2016 to 2.3% and 2.2% in the three and nine months ended September 30, 2017, primarily due to an increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. In 2016, other income also included changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. These policies were amended in the three months ended September 30, 2016 and are now accounted for as insurance rather than as derivatives. The decrease in other income for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, was primarily due to the $2.0 million favorable valuation adjustment associated with the amendment to the ACIS contracts during the three months ended September 30, 2016.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $4.3 million and $5.0 million in the three months ended September 30, 2017 and 2016, respectively, and $9.8 million and $11.7 million in the nine months ended September 30, 2017 and 2016, respectively. The decrease in the provision for losses and LAE in the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily due to an increase in previously identified defaults that cured, partially offset by an increase in the number of insured loans in default. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning default inventory	1,776	1,174	1,757	1,028
Plus: new defaults	1,592	1,015	3,897	2,538
Less: cures	(1,145)	(682)	(3,322)	(1,996)
Less: claims paid	(68)	(54)	(176)	(115)
Less: rescissions and denials, net	(2)	—	(3)	(2)
Ending default inventory	2,153	1,453	2,153	1,453

The increase in the number of defaults at September 30, 2017 compared to September 30, 2016 was primarily due to the increase in our IIF and policies in force, as well as further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of September 30,
	2017	2016
Case reserves (in thousands)	$29,024	$23,572
Ending default inventory	2,153	1,453
Average case reserve per default (in thousands)	$13.5	$16.2
Default rate	0.46%	0.41%
Claims received included in ending default inventory	40	32

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

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Reserve for losses and LAE at beginning of period	$29,798	$22,474	$28,142	$17,760
Add provision for losses and LAE occurring in:
Current period	7,150	6,819	19,266	16,387
Prior years	(2,837)	(1,854)	(9,490)	(4,727)
Incurred losses during the current period	4,313	4,965	9,776	11,660
Deduct payments for losses and LAE occurring in:
Current period	146	355	243	467
Prior years	2,386	1,353	6,096	3,222
Loss and LAE payments during the current period	2,532	1,708	6,339	3,689
Reserve for losses and LAE at end of period	$31,579	$25,731	$31,579	$25,731

	As of September 30, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,228	57%	$7,935	27%	$68,317	12%
Four to eleven payments	690	32	12,948	45	38,003	34
Twelve or more payments	195	9	6,105	21	10,087	61
Pending claims	40	2	2,036	7	2,376	86
Total case reserves	2,153	100%	29,024	100%	$118,783	24
IBNR			2,177
LAE and other			378
Total reserves for losses and LAE			$31,579

	As of September 30, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	779	54%	$6,245	26%	$43,000	15%
Four to eleven payments	484	33	10,207	43	25,814	40
Twelve or more payments	158	11	5,351	23	8,387	64
Pending claims	32	2	1,769	8	1,878	94
Total case reserves	1,453	100%	23,572	100%	$79,079	30
IBNR			1,768
LAE and other			391
Total reserves for losses and LAE			$25,731

During the three months ended September 30, 2017, the provision for losses and LAE was $4.3 million, comprised of $7.2 million of current year losses partially offset by $2.8 million of favorable prior years’ loss development. During the three months ended September 30, 2016, the provision for losses and LAE was $5.0 million, comprised of $6.8 million of current year losses partially offset by $1.9 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2017, the provision for losses and LAE was $9.8 million, comprised of $19.3 million of current year losses partially offset by $9.5 million of favorable prior years’ loss development. During the nine months ended September 30, 2016, the provision for losses and LAE was $11.7 million, comprised of $16.4 million of current year losses partially offset by $4.7 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Number of claims paid	68	54	176	115
Amount of claims paid	$2,468	$1,668	$6,155	$3,590
Claim severity	76%	68%	81%	75%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$23,198	63%	$21,041	64%	$69,029	63%	$61,743	65%
Other	13,837	37	11,751	36	40,024	37	33,846	35
	$37,035	100%	$32,792	100%	$109,053	100%	$95,589	100%

Number of employees at end of period						398		372

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to the increase in the size of our workforce to 398 at September 30, 2017 from 366 at January 1, 2016 and an increase in stock compensation expense. Additional employees were hired to support the growth in our business, particularly in our sales organization, as well as our underwriting and customer service teams. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and nine months ended September 30, 2017, we incurred interest expense of $1.5 million and $3.4 million, respectively, and $0.1 million for the three and nine months ended September 30, 2016, associated with amounts outstanding under the Credit Facility. For the three and nine months ended September 30, 2017, the average amount outstanding under the Credit Facility was $164.9 million and $137.6 million, respectively. Essent made its first draw on the Credit Facility of $50.0 million in September 2016.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $29.0 million for the three months ended September 30, 2017 and $76.1 million for the nine months ended September 30, 2017. Income tax expense for each of the three and nine months ended September 30, 2017 was calculated using an annualized effective tax rate of 27.0% and was reduced by $32 thousand and $3.1 million, respectively, of excess tax benefits associated with the vesting of common shares and common share units during the period as required by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), adopted on January 1, 2017. Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid-in-capital. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annualized effective tax rate. For the three and nine months ended September 30, 2016, our effective tax rate was 28.4% and 28.8%, respectively. In 2017, we expect the proportion of our consolidated earnings generated in Bermuda to be higher than in 2016 as a result of an increase in the amount of risk in force at Essent Re. In the three and nine months ended September 30, 2016, our effective tax rate reflects the impact of the change in our expectations for the proportion of consolidated earnings to be generated in the United States compared to Bermuda in each year.

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

As of September 30, 2017, we had substantial liquidity with cash of $57.7 million, short-term investments of $296.5 million and fixed maturity investments of $1.8 billion. We also had $200 million available under our Credit Facility, with $175 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021 and accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin and are paid monthly. In August 2017, we completed a public offering of 5.0 million Common Shares resulting in net proceeds of approximately $197.7 million. At September 30, 2017, net cash and investments at the holding company were $128.0 million.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2017, Essent Guaranty had unassigned surplus of approximately $69.1 million and has paid no dividends since its inception. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $6.0 million as of September 30, 2017. During the nine months ended September 30, 2017, Essent PA paid to its parent company, Essent US Holdings, Inc., a $5.0 million dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2017, Essent Re had total equity of $614.8 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At September 30, 2017, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$252,021	$199,889
Net cash used in investing activities	(485,098)	(251,771)
Net cash provided by financing activities	263,287	43,612
Net increase (decrease) in cash	$30,210	$(8,270)

Operating Activities

Cash flow provided by operating activities totaled $252.0 million for the nine months ended September 30, 2017, as compared to $199.9 million for the nine months ended September 30, 2016. The increase in cash flow provided by operating activities of $52.1 million in 2017 was primarily a result of increases in premiums collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $485.1 million for the nine months ended September 30, 2017, as compared to $251.8 million for the nine months ended September 30, 2016. The increase in cash flow used in investing activities primarily related to investing cash flows from the business, proceeds from the public offering of common shares in August 2017 and net increased borrowings under the Credit Facility in 2017.

Financing Activities

Cash flow provided by financing activities totaled $263.3 million for the nine months ended September 30, 2017, as compared to cash flow provided by financing activities of $43.6 million for the nine months ended September 30, 2016. The increase in cash flow provided by financing activities was primarily related to the completion of a public offering of common shares for $197.7 million in net proceeds, as well as $75 million of net increased borrowings under the Credit Facility. These cash inflows were partially offset by an increase in treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three and nine months ended September 30, 2017, Essent US Holdings, Inc. made capital contributions to Essent Guaranty of $50 million to support new business. During 2016, no capital contributions were made to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of September 30, 2017 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$730,029
Contingency reserves	665,527
Combined statutory capital	$1,395,556
Combined net risk in force	$20,481,572
Combined risk-to-capital ratio	14.7:1

For additional information regarding regulatory capital, see Note 12 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty plus Essent PA, after eliminating the impact of intercompany transactions. The combined risk-to-capital ratio equals the sum of the net risk in force of Essent Guaranty and Essent PA divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance Commissioners Accounting Practices and Procedures Manual. Such practices vary from accounting principles generally accepted in the United States.

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. During the nine months ended September 30, 2017, Essent Group Ltd. made capital contributions to Essent Re of $140.0 million to support new business. As of September 30, 2017, Essent Re had total stockholders’ equity of $614.8 million and net risk in force of $5.8 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated BBB+ with a stable outlook by S&P. On August 17, 2017, Moody's upgraded its rating of Essent Guaranty to Baa1 with a stable outlook. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of September 30, 2017, Essent Guaranty's Available Assets were $1.44 billion and its Minimum Required Assets were $1.40 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders’ Equity

As of September 30, 2017, stockholders’ equity was $1.8 billion compared to $1.3 billion as of December 31, 2016. This increase was primarily due to net income generated in 2017, the completion of a public offering of common shares in August 2017 as well as an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

The total fair value of our investment portfolio was $2.1 billion as of September 30, 2017 and $1.6 billion as of December 31, 2016. In addition, our total cash was $57.7 million as of September 30, 2017, compared to $27.5 million as of December 31, 2016. The increase in investments was primarily due to investing net cash flows from operations, the proceeds from the public offering of common shares and the net borrowings under the Credit Facility during the nine months ended September 30, 2017.

Investment Portfolio by Asset Class

Asset Class	September 30, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$259,579	12.2%	$191,548	11.9%
U.S. agency securities	33,422	1.6	18,441	1.1
U.S. agency mortgage-backed securities	428,587	20.2	316,494	19.6
Municipal debt securities(1)	389,503	18.4	334,324	20.7
Corporate debt securities(2)	584,499	27.5	456,357	28.3
Residential and commercial mortgage securities	68,641	3.2	68,336	4.2
Asset-backed securities	149,115	7.0	127,172	7.9
Money market funds	209,968	9.9	102,430	6.3
Total Investments	$2,123,314	100.0%	$1,615,102	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	63.7%	63.6%
General obligation bonds	30.8	29.7
Certificate of participation bonds	4.3	4.9
Tax allocation bonds	0.6	1.1
Special tax bonds	0.6	0.7
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	44.3%	40.6%
Consumer, non-cyclical	15.2	18.6
Energy	8.5	9.3
Communications	7.9	6.0
Industrial	6.6	5.6
Utilities	5.9	6.0
Consumer, cyclical	5.6	6.3
Technology	3.7	4.3
Basic materials	2.3	3.3
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	September 30, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,064,971	50.2%	$780,513	48.3%
Aa1	115,271	5.4	88,977	5.5
Aa2	102,196	4.8	101,772	6.3
Aa3	107,411	5.1	89,421	5.5
A1	215,371	10.1	143,938	8.9
A2	142,937	6.7	126,113	7.8
A3	109,945	5.2	95,926	6.0
Baa1	120,770	5.7	85,864	5.3
Baa2	90,965	4.3	71,950	4.5
Baa3	35,779	1.7	24,544	1.5
Below Baa3 / Unrated	17,698	0.8	6,084	0.4
Total Investments	$2,123,314	100.0%	$1,615,102	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	September 30, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$574,583	27.1%	$329,901	20.4%
1 to < 2 Years	153,974	7.3	153,184	9.5
2 to < 3 Years	283,213	13.3	156,620	9.7
3 to < 4 Years	230,043	10.8	176,896	11.0
4 to < 5 Years	223,618	10.5	139,115	8.6
5 or more Years	657,883	31.0	659,386	40.8
Total Investments	$2,123,314	100.0%	$1,615,102	100.0%

Top Ten Portfolio Holdings

	September 30, 2017
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 5.250% 11/15/2028	$29,679	$30,141	$(462)	Aaa
2	U.S. Treasury 0.000% 10/12/2017	19,995	19,995	—	Aaa
3	U.S. Treasury 1.500% 8/15/2026	19,187	20,399	(1,212)	Aaa
4	U.S. Treasury 0.000% 10/26/2017	18,338	18,338	—	Aaa
5	U.S. Treasury 0.000% 11/24/2017	13,331	13,331	—	Aaa
6	Ginnie Mae 4.000% 7/20/2045	11,833	12,076	(243)	Aaa
7	Ginnie Mae 4.000% 8/20/2045	11,612	11,821	(209)	Aaa
8	Freddie Mac 2.500% 10/1/2030	11,482	11,650	(168)	Aaa
9	Fannie Mae 1.500% 6/22/2020	11,266	11,309	(43)	Aaa
10	Freddie Mac 3.000% 9/1/2046	10,436	10,763	(327)	Aaa
Total		$157,159	$159,823	$(2,664)
Percent of Investment Portfolio		7.4%

(1)
As of September 30, 2017, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2017:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$7,485	$7,326	Baa1
City of Houston	3,407	3,316	Aa3
University of Houston System	3,323	3,331	Aa2
Dallas/Fort Worth International Airport	2,969	2,734	A1
City of El Paso	2,496	2,458	Aa2
City of Austin	2,346	2,208	Aa3
Irving Independent School District	2,071	2,021	Aaa
Harris County Cultural Education	2,005	2,000	A1
Carrollton-Farmers Branch Independent School District	1,970	1,964	Aaa
City of Dallas	1,783	1,732	Aa1
Alamo Community College District	1,644	1,627	Aaa
Tarrant Regional Water District	1,564	1,524	Aaa
City of College Station	1,448	1,458	Aa2
City of Garland	1,438	1,434	Aa1
Bryan Independent School District	1,312	1,339	Aaa
City of San Antonio	1,299	1,224	A1
Spring Independent School District	1,237	1,251	Aaa
City of Corpus Christi	1,167	1,112	A1
Pharr-San Juan-Alamo Independent School District	1,090	1,096	Aaa
Port Arthur Independent School District	1,012	1,011	Aaa
San Jacinto Community College District	887	852	Aa3
Harlandale Independent School District	877	875	Aaa
	$44,830	$43,893

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Contractual Obligations

As more fully described in Note 5 to our condensed consolidated financial statements, on May 17, 2017, we entered into an amended and restated four-year, secured credit facility with a committed capacity of $375 million that contractually matures on May 17, 2021. The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on April 19, 2016 that contractually matured on April 19, 2019. As of September 30, 2017, $175 million had been borrowed under the Credit Facility. Aside from this credit facility amendment, there were no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At September 30, 2017, the effective duration of our investment portfolio, including cash, was 3.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.4% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this Quarterly Report.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2017. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	1,868	$37.14	—	—
August 1 - August 31, 2017	—	N/A	—	—
September 1 - September 30, 2017	—	N/A	—	—
Total	1,868		—	—

Item 6.                   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: November 9, 2017	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2017	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2017	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)