Form 10-K
period 2017-12-31
Essent Group Ltd.
filed 2018-02-20
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $3,059,519,774 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 15, 2018 was 98,094,421.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

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

The forward-looking statements contained in this Annual Report reflect our views as of the date of this Annual Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A "Risk Factors," and in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, without limitation, the following:

•	changes in or to Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, whether through Federal legislation, restructurings or a shift in business practices;

•	failure to continue to meet the mortgage insurer eligibility requirements of the GSEs;

•	competition for our customers or the loss of a significant customer;

•	lenders or investors seeking alternatives to private mortgage insurance;

•	increase in the number of loans insured through Federal government mortgage insurance programs, including those offered by the Federal Housing Administration;

•	decline in the volume of low down payment mortgage originations;

•	uncertainty of loss reserve estimates;

•	decrease in the length of time our insurance policies are in force;

•	deteriorating economic conditions;

•	the scope of recently enacted U.S. Federal tax reform and its impact on us, our shareholders and our operations;

•	the definition of "Qualified Mortgage" reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

•	the definition of "Qualified Residential Mortgage" reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

•	the implementation of the Basel III Capital Accord, which may discourage the use of private mortgage insurance;

•	management of risk in our investment portfolio;

•	fluctuations in interest rates;

•	inadequacy of the premiums we charge to compensate for our losses incurred;

•	dependence on management team and qualified personnel;

•	disturbance to our information technology systems;

ii

•	change in our customers' capital requirements discouraging the use of mortgage insurance;

•	declines in the value of borrowers' homes;

•	limited availability of capital;

•	unanticipated claims arise under and risks associated with our contract underwriting program;

•	industry practice that loss reserves are established only upon a loan default;

•	disruption in mortgage loan servicing;

•	risk of future legal proceedings;

•	customers' technological demands;

•	our non-U.S. operations becoming subject to U.S. Federal income taxation;

•	becoming considered a passive foreign investment company for U.S. Federal income tax purposes; and

•	potential inability of our insurance subsidiaries to pay dividends.

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

PART I

ITEM 1.    BUSINESS

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. Our primary U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., received its certificate of authority from the Pennsylvania Insurance Department in July 2009. We subsequently acquired our mortgage insurance platform from a former private mortgage insurance industry participant and, in 2010, became the first private mortgage insurer to be approved by Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, since 1995. We are licensed to write coverage in all 50 states and the District of Columbia. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service.

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

Private mortgage insurance helps extend affordable home ownership by facilitating the sale of low down payment loans into the secondary market. The GSEs purchase residential mortgages from banks and other lenders and guaranty mortgage-backed securities that are offered to investors in the secondary mortgage market. The GSEs, which are U.S. Federal government-sponsored enterprises, are restricted by their charters from purchasing or guaranteeing low down payment loans, defined as loans with less than a 20% down payment, that are not covered by certain credit protections. Private mortgage insurance satisfies the GSEs' credit protection requirements for low down payment loans, supporting a robust secondary mortgage market in the United States.

We had master policy relationships with approximately 1,420 customers as of December 31, 2017. Our top ten customers represented approximately 45.8%, 35.1% and 36.6% of our new insurance written, or NIW, on a flow basis for the years ended December 31, 2017, 2016 and 2015, respectively. We have a highly experienced, talented team of 397 employees as of December 31, 2017. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California.

For the years ended December 31, 2017, 2016 and 2015, we generated NIW of approximately $43.9 billion, $34.9 billion and $26.2 billion, respectively. As of December 31, 2017, we had approximately $110.5 billion of insurance in force. The financial strength rating of Essent Guaranty, Inc. is Baa1 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by S&P Global Ratings.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2017, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $538.9 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure (ACIS) and Fannie Mae's Credit Insurance Risk Transfer (CIRT) programs. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P Global Ratings.

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $10.5 trillion of debt outstanding as of September 30, 2017, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $4.7 trillion, or 44.3%, of total U.S. residential mortgage debt as of September 30, 2017. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 1998 through 2017, an average of 23.3% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2017, total U.S. residential mortgage origination volume was estimated at $1.71 trillion, comprised of $1.11 trillion of purchase originations and $600 billion of refinancing originations. In the years following the financial crisis, historically low interest rates and special refinance programs, such as the Home Affordable Refinance Program, or HARP, have caused refinancing volume to significantly outpace purchase originations. Purchase originations, however, are expected to account for an increasing percentage of the overall mortgage market as the economic recovery and favorable housing market fundamentals stimulate growth in home buying activity, and a rising interest rate environment slows refinancing volume.

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
The private mortgage insurance industry, however, continues to recover, more than doubling its share of the total insured market since 2009 and thereby leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2017, private mortgage insurance increased to an estimated 39% of the total insured market and covered 16% of the total mortgage origination volume. These gains have been driven in part by the improved financial position of incumbent insurers, the influx of private capital into the sector to support post-crisis entrants such as Essent, and aggregate increase since 2010 in the mortgage insurance premium rates and upfront fees charged for FHA insurance.
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
_______________________________________________________________________________
Source:    Inside Mortgage Finance
Private mortgage insurance NIW ($ in billions)
_______________________________________________________________________________
Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011 through 2017, private mortgage insurance penetration includes private mortgage insurance NIW originated under HARP.
We view HARP as a modification of the coverage on existing insurance in force, and therefore when estimating our Market Share based on NIW, we exclude HARP NIW from total industry NIW. However, HARP is included as part of total industry NIW when showing private mortgage insurance penetration for the industry.
Competition
The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, reputation, customer relationships, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of six active private mortgage insurers, including Essent and each of Arch Mortgage Insurance Company (which also acquired United Guaranty Corporation in 2016), Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation and Radian Guaranty Inc.
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
As of December 31, 2017, substantially all of our policies are monthly or single premium policies.
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
Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. Pursuant to minimum standards for mortgage insurer master policies instituted by the GSEs and the Federal Housing Finance Agency, or FHFA, for mortgage insurance applications received after October 10, 2014, master policies provide rescission relief for loans that remain current up to 36 months after origination and that have not experienced more than two late payments of 30 days or more and have never been 60 days late, and are permitted to provide rescission relief after 12 payments provided the mortgage insurer can independently validate the representations for which it intends to give rescission relief. The standards require that the master policies reserve rescission rights with respect to fraud committed by the insured or those under its control and certain patterns of fraud. Our master policy forms satisfy these standards. The GSEs have published revised rules for rescission relief with an implementation schedule extending through 2018 that will require us to submit new master policy forms to the GSEs for approval. See "Risk Factors—Risks Relating to Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
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

Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2017, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2017	$42,058,537	38.1%
2016	30,252,690	27.4
2015	17,283,506	15.6
2014	10,794,703	9.8
2013	6,905,742	6.2
2012 and prior	3,166,772	2.9
	$110,461,950	100.0%
Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2017 and 2016. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
Total IIF by FICO score ($ in thousands)	2017		2016
>=760	$48,668,705	44.1%	$37,858,422	45.5%
740-759	17,939,206	16.2	13,760,610	16.5
720-739	15,761,787	14.3	11,855,648	14.2
700-719	12,167,285	11.0	8,712,971	10.5
680-699	9,156,196	8.3	6,611,166	7.9
<=679	6,768,771	6.1	4,466,705	5.4
Total	$110,461,950	100.0%	$83,265,522	100.0%

	December 31,
Total RIF by FICO score ($ in thousands)	2017		2016
>=760	$12,058,196	43.9%	$9,319,522	45.2%
740-759	4,485,439	16.4	3,434,392	16.7
720-739	3,957,922	14.4	2,970,941	14.4
700-719	3,018,341	11.0	2,151,657	10.4
680-699	2,286,082	8.3	1,656,791	8.0
<=679	1,638,005	6.0	1,094,014	5.3
Total	$27,443,985	100.0%	$20,627,317	100.0%

Portfolio by LTV

	December 31,
Total IIF by LTV ($ in thousands)	2017		2016
85.00% and below	$12,917,751	11.7%	$9,756,578	11.7%
85.01% to 90.00%	34,794,108	31.5	27,409,202	32.9
90.01% to 95.00%	54,323,103	49.2	42,854,633	51.5
95.01% and above	8,426,988	7.6	3,245,109	3.9
Total	$110,461,950	100.0%	$83,265,522	100.0%

	December 31,
Total RIF by LTV ($ in thousands)	2017		2016
85.00% and below	$1,462,351	5.3%	$1,101,947	5.3%
85.01% to 90.00%	8,262,322	30.1	6,512,613	31.6
90.01% to 95.00%	15,576,125	56.8	12,234,306	59.3
95.01% and above	2,143,187	7.8	778,451	3.8
Total	$27,443,985	100.0%	$20,627,317	100.0%

Portfolio by Loan Amortization Period

	December 31,
Total IIF by Loan Amortization Period ($ in thousands)	2017		2016
FRM 30 years and higher	$100,592,946	91.1%	$75,428,964	90.6%
FRM 20-25 years	2,879,977	2.6	2,113,529	2.5
FRM 15 years	3,857,152	3.5	3,066,893	3.7
ARM 5 years and higher	3,131,875	2.8	2,656,136	3.2
Total	$110,461,950	100.0%	$83,265,522	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2017, only three states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by either IIF or RIF. The following tables provide detail of the IIF and RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2017 and 2016.

Top Ten States

	December 31,
	2017	2016
IIF by State
CA	9.4%	9.4%
TX	8.0	8.2
FL	7.0	6.6
WA	4.8	4.8
IL	4.0	4.0
NJ	3.7	3.5
NC	3.5	3.7
GA	3.4	3.4
OH	3.2	3.1
AZ	3.1	3.2
All Others	49.9	50.1
Total	100.0%	100.0%

	December 31,
	2017	2016
RIF by State
CA	9.1%	9.0%
TX	8.3	8.5
FL	7.1	6.9
WA	4.9	4.8
IL	3.9	4.0
NJ	3.6	3.5
NC	3.5	3.7
GA	3.5	3.5
OH	3.2	3.1
MN	3.2	3.3
All Others	49.7	49.7
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2017	2016
IIF by Metropolitan Statistical Area
New York-Jersey City-White Plains, NY-NJ	2.9%	2.8%
Chicago-Naperville-Arlington Heights, IL	2.7	2.8
Minneapolis-St. Paul-Bloomington, MN-WI	2.6	2.8
Phoenix-Mesa-Scottsdale, AZ	2.6	2.6
Atlanta-Sandy Springs-Roswell, GA	2.5	2.5
Houston-The Woodlands-Sugar Land, TX	2.3	2.5
Seattle-Bellevue-Everett, WA	2.3	2.3
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.3	2.1
Denver-Aurora-Lakewood, CO	1.9	1.8
Los Angeles-Long Beach-Glendale, CA	1.9	1.9
All Others	76.0	75.9
Total	100.0%	100.0%

	December 31,
	2017	2016
RIF by Metropolitan Statistical Area
New York-Jersey City-White Plains, NY-NJ	2.8%	2.7%
Minneapolis-St. Paul-Bloomington, MN-WI	2.7	2.8
Chicago-Naperville-Arlington Heights, IL	2.6	2.8
Atlanta-Sandy Springs-Roswell, GA	2.6	2.6
Phoenix-Mesa-Scottsdale, AZ	2.5	2.5
Houston-The Woodlands-Sugar Land, TX	2.4	2.6
Seattle-Bellevue-Everett, WA	2.3	2.3
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.2	2.1
Dallas-Plano-Irving, TX	1.9	1.9
Denver-Aurora-Lakewood, CO	1.9	1.8
All Others	76.1	75.9
Total	100.0%	100.0%

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

The following table provides detail on the percentage of our total NIW generated by centralized and decentralized customers, respectively, during the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Centralized	43.0%	34.5%	38.3%
Decentralized	57.0	65.5	61.7
Total	100.0%	100.0%	100.0%

We had master policy relationships with approximately 1,420 customers as of December 31, 2017. Our top ten customers generated 45.8% of our NIW on a flow basis during the year ended December 31, 2017, compared to 35.1% and 36.6% for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2017, no customer exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

Our primary mortgage insurance policies are issued through one of two programs:

•
Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2017, approximately 60% of our insurance in force had been originated on a delegated basis, compared to 59% as of December 31, 2016. See "Risk Factors—Risks Relating to Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•
Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2017, approximately 40% of our insurance in force had been originated on a non-delegated basis, compared to 41% as of December 31, 2016.

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

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2017 and 2016:

Number of Loans in Default and Default Rate

	December 31,
	2017	2016
Number of policies in force	496,477	375,898
Loans in default	4,783	1,757
Percentage of loans in default	0.96%	0.47%

Loan Defaults by Originating Year

	December 31, 2017			December 31, 2016
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010	—	—%	$—	1	0.1%	$23
2011	40	0.3	1,669	44	0.3	1,954
2012	161	0.3	7,829	156	0.3	7,700
2013	440	0.5	23,464	362	0.4	18,734
2014	890	0.8	49,788	677	0.6	37,740
2015	1,023	0.9	60,052	394	0.4	22,101
2016	1,164	0.8	69,270	123	0.1	7,165
2017	1,065	0.6	62,132	N/A	N/A	N/A
Total	4,783		$274,204	1,757		$95,417

We have experienced a low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 20.1 months as of December 31, 2017, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses experienced by the mortgage insurers that wrote business in 2006 through 2009. During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default increased by 3,026 in the year ended December 31, 2017, including 2,288 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 87.8% of our total assets at December 31, 2017. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2017, predominantly all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 88.1% of our investment assets, excluding cash, were managed by external managers as of December 31, 2017. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

The FHFA, as the conservator of the GSEs since 2008, has the authority to establish the priorities of the GSEs and to control and direct their operations. The FHFA has established a strategic plan for the GSEs, including the development by the GSEs of aligned counterparty risk management standards for mortgage insurers that include uniform master policy and eligibility requirements. See "—Our Products and Services—Mortgage Insurance—Master Policy" above.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2017, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Based on a confidential draft proposal that we received from the GSEs, we believe that updated PMIERs may be finalized in the first half of 2018 and become effective no sooner than the second half of 2018, 180 days after their release.

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

In general, state regulation of our insurance business relates to:

•	licenses to transact business;

•	producer licensing;

•	approval of policy forms;

•	approval of premium rates;

•	limits on insurable loans;

•	quarterly, annual and other reports on our financial condition;

•	the basis upon which assets and liabilities must be stated;

•	requirements regarding contingency reserves;

•	minimum capital levels and adequacy ratios;

•	limitations on the types of investment instruments which may be held in our investment portfolio;

•	special deposits of securities;

•	limits on dividends payable;

•	advertising compliance;

•	establishment of reserves;

•	claims handling;

•	cybersecurity;

•	hazardous financial condition; and

•	enterprise risk management.

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

During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The NAIC has engaged an independent firm to perform validation exercises on this capital model. The MGIWG is continuing its work in 2018.

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

Qualified Mortgage Regulations—Ability To Repay Requirements

The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages. Under the Dodd-Frank Act, the CFPB is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the qualified mortgage, or QM, definition. Creditors who violate the ability-to-repay, or ATR, standard can be liable for all interest and fees paid by the borrower as well as actual and statutory damages. Furthermore, the borrower may assert this as a defense by recoupment or set off without regard to any statute of limitation in any foreclosure action initiated by or on behalf of the creditor, assignee or any holder of the mortgage.

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

The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans) and certain other government agency insurance programs have developed their own definitions of a qualified mortgage in consultation with the CFPB. Under both the FHA's and the VA's QM standards, certain loans which would not qualify as QM loans in the conventional market would still be deemed to be QM loans if insured or guaranteed by FHA or VA. As a result, lenders may favor the use of FHA or VA insurance to achieve the legal protections of making a QM loan through these agencies, even if the same loan could be made at the same or lower cost to the borrower using private mortgage insurance, which could adversely impact our business. To the extent that the other government agencies adopt their own definitions of a QM which are more favorable to lenders and mortgage holders than those applicable to the market in which we operate, our business may be adversely affected.

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

The QRM regulations align the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

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

Real Estate Settlement Procedures Act of 1974

Mortgage insurance generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB, the U.S. Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received "Civil Investigative Demands" from, and entered into consent orders with, the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. The CFPB’s ruling in its enforcement order against PHH Corporation for alleged RESPA violations stemming from captive mortgage insurance arrangements was overturned on appeal by a panel of the D.C. Circuit Court, a decision affirmed in January 2018 by the full D.C. Circuit Court of Appeals. Although we did not participate in the practices that were the subject of the CFPB consent orders or the PHH case, the private mortgage insurance industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

The New York Department of Financial Services, or NYDFS, adopted a Cybersecurity Regulation effective March 1, 2017 that applies to all individuals and entities licensed by the NYDFS. Licensees must file for exemption or submit an annual compliance certification by February 15 of each year. In February 2018, we submitted timely and unqualified certificates of compliance to the NYDFS with respect to its Cybersecurity Regulation.

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

Housing Finance Reform

Presently, the Federal government plays a dominant role in the U.S. housing finance system through the involvement of the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return a larger role for private capital and how small the eventual role of government should become. Since the GSEs were placed into conservatorship in September 2008, there have been a wide ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization and elimination of the role of the GSEs, recapitalization of the GSEs and a number of alternatives that combine a Federal role with private capital, some of which eliminate the GSEs and others of which envision an on-going role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or discussed in the U.S. Congress, differing with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the economy make the transition to any new housing finance system difficult. On January 16, 2018, the FHFA offered its own perspectives on housing finance reform in a communication to Congressional leaders, including a proposal to privatize the GSEs with an explicit guarantee from the U.S. Government for catastrophic losses on their mortgage-backed securities in return for fees paid into a reserve fund.

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

Mortgage Insurance Tax Deduction

In 2006, Congress enacted the private mortgage insurance tax deduction in order to foster homeownership. The deduction was enacted on a temporary basis and it expired at the end of 2011. Since 2011, the private mortgage insurance tax deduction has been extended four times, most recently through December 31, 2017. Legislation has been introduced in Congress from time to time to extend the deduction for mortgage insurance premiums permanently, however, we cannot predict whether the tax deduction will be made permanent and if not, whether it will be extended for tax years after 2017.

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 15, 2017 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.09%, above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015.

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

Employees

As of December 31, 2017, we had 397 employees, including 392 employees based in the United States and 5 employees in Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

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

Since 2008, the Federal government has assumed an expanded role in many key aspects of the U.S. housing finance system. In particular, the Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over nine years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or announced, differing widely with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. As a result of the uncertainty regarding resolution of the conservatorship of the GSEs and the proper structure of any new secondary mortgage market, as well as the Federal government's increased role within the housing market since the start of the recent financial crisis, we cannot predict how or when the role of the GSEs may change. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the nation's economy make the transition to any new housing finance system difficult and present risks to market participants, including to us.

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

Effective for insurance applications received after October 1, 2014, the GSEs, in coordination with the FHFA, instituted minimum standards for mortgage insurer master policies, including standards relating to rescission rights. The GSEs have published revised rules for rescission relief with an implementation schedule extending through 2018. As a result of these revised standards, we, along with the other private mortgage insurers, will be required to make additional changes to our master policy, some of which may not be favorable to us and which could result in us paying more claims than required under our prior master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms. See "Business—Our Products and Services—Mortgage Insurance—Master Policy" above.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs."  The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac.  The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims.  The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. Based on a confidential draft proposal that we received from the GSEs, we believe that updated PMIERs may be finalized in the first half of 2018 and become effective no sooner than the second half of 2018, 180 days after their release. These eligibility requirements could negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" above.

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

Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our top ten customers generated 45.8% of our new insurance written, or NIW, during year ended December 31, 2017, compared to 35.1% and 36.6% for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2017, no customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

•
the implementation of new or the amendment of current regulations under the Dodd-Frank Act (particularly with respect to the Qualified Mortgage and Qualified Residential Mortgage rules) and the Basel III Rules, which may be more favorable to the FHA than to private mortgage insurers (see "—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs", "—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")" and "—The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance"); and

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

Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as increasing unemployment and whether the home of a borrower who defaults on his or her mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. Deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can decrease the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. Housing values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders or other factors, such as the phase-out of the mortgage interest deduction, reductions or elimination in the deductibility of mortgage insurance premiums or changes in the tax treatment of residential property. The residential mortgage market in the United States has for some time experienced a variety of worsening economic conditions and housing values that have recently begun to stabilize but may not continue to do so. If our loss projections are inaccurate, our loss payments could materially exceed our expectations resulting in an adverse effect on our financial position and operating results. If economic conditions, such as employment and home prices, are less favorable than we expect, our premiums and underwriting standards may prove inadequate to shield us from a material increase in losses. In addition, natural disasters, such as hurricanes and floods, and acts of terrorism or other catastrophic events could result in increased claims against policies that we have written due to the impact that such events may have on the employment and income of borrowers and the value of affected homes, resulting in defaults on and claims under our policies. We cannot assure you that any strategies we may employ to mitigate the impact on us of such events, including limitations under our master policy on the payment of claims in certain circumstances where a property is damaged, the dispersal of our risk by geography and the potential use of third-party reinsurance structures, will be successful.

Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs.

The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages, and generally requires creditors to make a reasonable, good faith determination of a consumer's ability-to-repay any consumer credit transaction secured by a dwelling prior to effecting such transaction. The CFPB is authorized to issue the regulations governing a good faith determination; Dodd-Frank, however, provides a statutory presumption of eligibility of loans that satisfy the QM definition. The CFPB's final rule defining what constitutes a QM, which we refer to as the "QM Rule", a loan is deemed to be a QM if, among other factors:

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

The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of QRM. As required by the Dodd-Frank Act, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Commission, the Federal Housing Finance Agency, the Securities and Exchange Commission and the Department of Housing and Urban Development adopted in 2015 a joint final rule implementing the Qualified Residential Mortgage, or QRM, which aligns the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or if the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance.

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

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 83.9%, 77.7% and 80.2% at December 31, 2017, 2016 and 2015, respectively. The factors affecting the persistency of our insurance portfolio include:

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

Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $70.7 million as of December 31, 2017. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $6.5 million as of December 31, 2017. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report. As a result of these dividend limitations, we likely will not receive dividend income from our subsidiaries for several years and, consequently, Essent Group Ltd. may have limited liquidity and may be required to raise additional capital.

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

The mortgage insurance industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by Federal and state agencies. Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the recent financial crisis. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers have been involved in class action litigation alleging violations of Section 8 of the Real Estate Settlement Procedures Act of 1974, or RESPA, and the Fair Credit Reporting Act, or FCRA. Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business services. Violations of the referral fee limitations of RESPA may be enforced by the CFPB, HUD, the Department of Justice, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received civil investigative demands from, and entered into consent orders with, the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. The CFPB’s ruling in its enforcement order against PHH

Corporation for alleged RESPA violations stemming from captive mortgage insurance arrangements was overturned on appeal by a panel of the D.C. Circuit Court, a decision affirmed in January 2018 by the full D.C. Circuit Court of Appeals. Although we did not participate in the practices that were the subject of the CFPB consent orders or the PHH case, the private mortgage insurance industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers. The MGIWG has advanced a draft revised Model Act and has engaged with certain industry members developing a risk-sensitive analytical model to assess and establish capital adequacy levels. The NAIC has engaged an independent firm to perform validation exercises on this capital model. The MGIWG is continuing its work in 2018.

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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) contains substantial law changes to the CFC rules, and such changes could impact our shareholders under certain circumstances summarized below.
If you are a "10% U.S. Shareholder" of a non-U.S. corporation defined to be a "U.S. Person" (as defined below) who owns (directly, indirectly through non-U.S. entities) or ("constructively," as defined below) at least 10% of the total combined value or voting power of all classes of stock, and such non-U.S. corporation is a CFC at any time during a taxable year, you must include in your gross income for U.S. Federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. Also, due to attribution rule changes contained in TCJA, the Company believes that, based upon ownership of its U.S. subsidiaries, its foreign reinsurer (Essent Reinsurance Ltd.), and foreign intermediate holding company (Essent Irish Intermediate Holdings Ltd.) will both be deemed CFC’s. Accordingly, any shareholder who becomes a “10% U.S. Shareholder” at any time during the calendar year, may be subject to a "Subpart F income" inclusion on a per share per day basis. Subpart F income of a non-U.S. insurance corporation typically includes "foreign personal holding company income" (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).
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
The TCJA contains substantial law changes to the PFIC rules, and such changes could impact our shareholders under certain circumstances summarized below.
Due to changes to the PFIC rules contained in the TCJA, we believe that Essent Reinsurance Ltd. will be deemed a PFIC, and any U.S. Person owning shares in the company could be subject to adverse tax consequences. Based upon the current relative value of its U.S. subsidiaries vs. foreign subsidiaries, management believes that Essent Group Ltd. is not currently a PFIC. However, in the event that future business circumstances (i.e. relative value changes) and/or tax law changes occur, Essent Group Ltd. may be considered a PFIC. Management has operated, and intends to continue to operate, in a manner such as to avoid Essent Group Ltd. being deemed a PFIC based upon relative value of its subsidiaries; however, there can be no guaranty that management will be successful in the future. Also, if future tax law changes re-define whom may be considered a

“U.S. Person” subject to PFIC income inclusion, then any U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Essent Group Ltd. were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws.
We believe that Essent Group Ltd. is not, has not been, and currently does not expect to become, a PFIC for U.S. Federal income tax purposes. We cannot assure you, however, that Essent Group Ltd. will not be deemed a PFIC by the IRS in the future. If Essent Group Ltd. were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation. New regulations or pronouncements interpreting or clarifying these rules contained in TCJA may be forthcoming, which may include changes to the definition of “U.S. Person” subject to PFIC income inclusions to include “indirect” or “downstream” foreign subsidiaries, in which case, investors in Essent Group Ltd. would be adversely affected due to the indirect ownership of Essent Reinsurance Ltd., which will be deemed a PFIC under the rule changes contained in TCJA.
U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of any of our non-U.S. insurance subsidiaries is allocated to the organization, which generally would be the case if the tax-exempt shareholder is a 10% U.S. Shareholder or if there is RPII, and certain exceptions do not apply, and the tax-exempt organization owns any of our shares. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.
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
It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us or holders of our common shares. It is also possible that Treasury Regulations, and/or IRS administrative rulings could be written under the TCJA that could have an adverse impact on the Company or the holders of our common shares. Specifically, as discussed above, new Treasury Regulations addressing TCJA changes to the PFIC rules could cause a U.S. Person to be subject to PFIC income inclusion from an indirectly owned foreign subsidiary. We cannot be certain if, when or in what form such Treasury Regulations or IRS administrative pronouncements may be provided and whether such guidance will have a retroactive effect, and/or a negative impact upon an investor subject to U.S. taxation.
The TCJA contains provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain affiliate transactions, U.S. connections, and/or United States persons investing in such companies.  For example, the TCJA includes a base erosion anti-abuse tax or “BEAT” that could make certain levels of affiliate reinsurance between United States and non-U.S. members of our group economically unfeasible. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.
U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are only recently proposed regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII have been in proposed form since

1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 15, 2018, we had 98,094,421 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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

The Bermuda Companies Act 1981 (the "Companies Act"), which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." The following table sets forth, for the periods indicated, the high and low intra-day sales prices of our common shares as reported by the NYSE for the years ended December 31, 2017 and 2016:

	2017		2016
	High	Low	High	Low
First Quarter	$38.10	$31.54	$21.66	$16.48
Second Quarter	$39.50	$34.08	$22.33	$19.30
Third Quarter	$41.44	$35.75	$28.62	$20.96
Fourth Quarter	$47.29	$39.32	$33.94	$25.84

As of February 15, 2018, we had approximately 11 holders of record of our common shares.

Performance Graph

The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2017, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
S&P 500	$100.00	$105.23	$117.21	$116.36	$127.46	$152.21
Peer Index	$100.00	$100.90	$101.24	$133.32	$166.77	$173.37
ESNT	$100.00	$114.57	$122.43	$104.24	$154.14	$206.76

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2017

The following table sets forth, as of December 31, 2017, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	535,698	(1)	(2)	4,934,173	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	535,698		—	4,934,173
_______________________________________________________________________________

(1)
All of these shares are subject to outstanding restricted common share unit awards. This number does not include 2,005,407 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under column (c).

(2)	Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)
All of the shares that remained available for future issuance as of December 31, 2017 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 3, 2017 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 7,500,000 common shares are reserved and available for delivery under the amended and restated 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

Issuer Purchase of Equity Securities

The table below sets forth information regarding repurchases of our common shares during the fourth quarter of 2017. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2017	570	$40.34	—	—
November 1 - November 30, 2017	—	N/A	—	—
December 1 - December 31, 2017	—	N/A	—	—
Total	570		—	—

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations (In thousands, except per share amounts)	2017	2016	2015	2014	2013
Revenues:
Net premiums written	$570,186	$441,278	$370,568	$276,778	$186,200
Increase in unearned premiums	(40,056)	(18,571)	(44,097)	(53,549)	(62,829)
Net premiums earned	530,130	422,707	326,471	223,229	123,371
Net investment income	40,226	27,890	19,885	12,285	4,110
Realized investment gains, net	2,015	1,934	2,554	925	116
Other income	4,140	5,727	4,380	3,028	3,806
Total revenues	576,511	458,258	353,290	239,467	131,403
Losses and expenses:
Provision for losses and LAE	27,232	15,525	11,905	6,308	2,321
Other underwriting and operating expenses	145,533	130,425	112,987	97,232	71,055
Interest expense	5,178	426	—	—	—
Total losses and expenses	177,943	146,376	124,892	103,540	73,376
Income before income taxes	398,568	311,882	228,398	135,927	58,027
Income tax expense (benefit)	18,821	89,276	71,067	47,430	(7,386)
Net income	$379,747	$222,606	$157,331	$88,497	$65,413
Earnings per share (EPS)(1):
Basic:
Common Shares	$4.07	$2.45	$1.74	$1.05	$0.90
Diluted:
Common Shares	$3.99	$2.41	$1.72	$1.03	$0.70
Weighted average common shares outstanding:
Basic:
Common Shares	93,330	90,913	90,351	83,986	14,044
Diluted:
Common Shares	95,211	92,245	91,738	85,602	18,103

	December 31,
Balance sheet data ($ in thousands)	2017	2016	2015	2014	2013
Total investments	$2,305,065	$1,615,102	$1,276,634	$1,057,613	$332,555
Cash	43,524	27,531	24,606	24,411	477,655
Total assets	2,674,368	1,882,998	1,469,099	1,181,461	853,970
Reserve for losses and LAE	46,850	28,142	17,760	8,427	3,070
Unearned premium reserve	259,672	219,616	201,045	156,948	103,399
Credit facility borrowings	248,591	100,000	N/A	N/A	N/A
Amounts due under Asset Purchase Agreement	—	—	—	—	4,949
Total stockholders' equity	$1,940,436	$1,343,773	$1,119,241	$955,738	$722,141

	December 31,
Selected additional data ($ in thousands)	2017	2016	2015	2014	2013
New insurance written(2)	$43,858,322	$34,949,319	$26,193,656	$24,799,434	$21,152,638
Loss ratio(3)	5.1%	3.7%	3.6%	2.8%	1.9%
Expense ratio(4)	27.5	30.9	34.6	43.6	57.6
Combined ratio	32.6%	34.5%	38.3%	46.4%	59.5%

	December 31,
Insurance portfolio ($ in thousands)	2017	2016	2015	2014	2013
Insurance in force	$110,461,950	$83,265,522	$65,242,453	$50,762,594	$32,028,196
Risk in force	$27,443,985	$20,627,317	$16,073,174	$12,227,270	$7,768,605
Policies in force	496,477	375,898	297,437	229,721	141,417
Loans in default	4,783	1,757	1,028	457	159
Percentage of loans in default	0.96%	0.47%	0.35%	0.20%	0.11%

Insurance company capital ($ in thousands)
U.S. Mortgage Insurance
Subsidiaries
Combined statutory capital(5)	$1,528,869	$1,144,279	$913,182	$705,890	$469,424
Risk-to-capital ratios:
Essent Guaranty, Inc.	14.7:1	15.3:1	15.7:1	16.4:1	16.6:1
Essent Guaranty of PA, Inc.	5.4:1	6.8:1	9.7:1	14.6:1	17.1:1
Combined(6)	14.2:1	14.7:1	15.2:1	16.2:1	16.5:1

Essent Reinsurance Ltd.
Stockholder's equity (GAAP basis)	$662,819	$401,273	$220,178	$155,123	$389
Net risk in force(7)	$6,299,437	$4,181,737	$2,364,692	$835,976	N/A
_______________________________________________________________________________

(1)
Prior to the initial public offering ("IPO") which was completed on November 5, 2013, the Company had two classes of common shares outstanding: Class A common shares and Class B-2 common shares. The Class A common shares accrued a 10% cumulative dividend and the Class B-2 common shares had no stated dividend rate with any dividends being declared at the discretion of the Company's Board of Directors. Accordingly, earnings (loss) per common share was calculated using the "two-class" method which provides that earnings and losses be allocated to each class of common shares according to dividends declared and their respective participation rights. Substantially all of the net income for the periods prior to the IPO was allocated to the Class A common shares for purposes of determining earnings per share. Upon the completion of the IPO, all of the Class A common shares and the Class B-2 common shares converted into a single class of common shares (the "Common Shares"). The weighted average Common Shares outstanding for 2013 in the table above includes: (a) the weighted average Common Shares outstanding for the period from November 5, 2013 until December 31, 2013, and (b) the weighted average Class B-2 common shares outstanding (adjusted for the 2 for 3 share split) for the period from January 1, 2013 until the date of the conversion to Common Shares at the IPO. For purposes of determining EPS in 2013, the net income allocated to the Class B-2 common shares and all net income of the Company for the period following the IPO are allocated to the Common Shares.

(2)
New insurance written ("NIW") includes NIW on a flow basis (in which loans are insured in individual, loan-by-loan transactions) and bulk insurance that we write (in which each loan in a portfolio of loans is insured in a single transaction).

(3)	Loss ratio is calculated by dividing the provision for losses and loss adjustment expenses ("LAE") by net premiums earned.

(4)	Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(5)	Combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions.

(6)	Combined risk-to-capital ratio equals the sum of net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital.

(7)	Net risk in force represents total risk in force, net of reinsurance ceded and net of exposures on policies for which loss reserves have been established.

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

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service. Essent Guaranty, Inc., our wholly-owned insurance subsidiary, is licensed to write coverage in all 50 states and the District of Columbia. The financial strength of Essent Guaranty, Inc. is rated Baa1 with a stable outlook by Moody's Investors Service ("Moody's") and BBB+ with a stable outlook by S&P Global Ratings ("S&P").

We had master policy relationships with approximately 1,420 customers as of December 31, 2017. Our top ten customers represented approximately 45.8%, 35.1% and 36.6% of our new insurance written, or NIW, on a flow basis for the years ended December 31, 2017, 2016 and 2015, respectively. Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 397 employees as of December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, we generated NIW of approximately $43.9 billion, $34.9 billion and $26.2 billion, respectively. As of December 31, 2017, we had approximately $110.5 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2017, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $538.9 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Legislative and Regulatory Developments

Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. Key regulatory and legislative developments that may affect us include:

Housing Finance, GSE Reform and GSE Qualified Mortgage Insurer Requirements

Because a substantial majority of our current and expected future business is the provision of mortgage insurance on loans sold to the GSEs, changes to the business practices of the GSEs or any regulation relating to the GSEs may impact our business and our results of operations. The Federal Housing Finance Agency ("FHFA") is the regulator and conservator of the GSEs with authority to control and direct their operations. The FHFA has directed, and is likely to continue to direct, changes to the business operations of the GSEs in ways that affect the mortgage insurance industry.

It is likely that Federal legislation will be necessary to resolve the conservatorship of the GSEs, and such legislation could materially affect the role and charter of the GSEs and the operation of the housing finance system. In 2011, the U.S. Department of the Treasury recommended options for winding down the GSEs and using a combination of Federal housing policy changes to contract the government's footprint in housing finance and restore a larger role for private capital. Since 2011, members of Congress have introduced several bills intended to reform the secondary market and the role of the GSEs, although no comprehensive housing finance or GSE reform legislation has been enacted to date. On January 16, 2018, the FHFA offered its own perspectives on housing finance reform in a communication to Congressional leaders, including a proposal to privatize the GSEs with an explicit guarantee from the U.S. Government for catastrophic losses on their mortgage-backed securities in return for fees paid into a reserve fund. See "Business—Regulation—Federal Mortgage-Related Laws and Regulations—Housing Finance Reform," "Risk Factors—Risks Relating to Our Business—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns," and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2017, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Based on a confidential draft proposal that we received from the GSEs, we believe that updated PMIERs may be finalized in the first half of 2018 and become effective no sooner than the second half of 2018, 180 days after their release.

Dodd-Frank Act

Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Act that are expected to have a significant impact on the housing finance industry, including the Qualified Mortgage, or QM, definition and the risk retention requirement and related Qualified Residential Mortgage, or QRM, definition.

QM Definition

Under the Dodd-Frank Act, the Consumer Financial Protection Bureau ("CFPB") is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. Under the CFPB's final rule regarding QMs, which we refer to as the "QM Rule", a loan is deemed to be a QM if it has certain loan features, satisfies extensive documentation requirements and meets limitations on fees and points and APRs. The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold.

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

Risk Retention Requirements and QRM Definition

The Dodd-Frank Act provides for an originator or issuer risk retention requirement on securitized mortgage loans that do not meet the definition of a QRM. The QRM regulations align the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Business—Regulation—Federal Mortgage-Related Laws and Regulation

—Dodd-Frank Act—Qualified Residential Mortgage Regulations—Risk Retention Requirements" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of the Department of Housing and Urban Development. The most recent FHA report to Congress dated November 15, 2017 on the financial status of the FHA's Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.09%, above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

Tax Reform

On December 22, 2017, the “Tax Cuts and Jobs Act” (“TCJA”) was enacted. The provisions of TCJA include broad tax reforms that are applicable to the Company, including a reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. This change in tax rates required us to remeasure our deferred tax assets and liabilities as of the enactment date resulting in a one-time $85.1 million income tax benefit in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2017. In addition, TCJA includes a base erosion and anti-abuse tax (“BEAT”). The BEAT is an alternative tax which must be paid if it is greater than the Company's regular tax liability. This alternative base erosion tax, if applicable, may limit or eliminate the tax benefit associated with certain base erosion payments. Premiums ceded by Essent Guaranty, Inc. under the quota share reinsurance agreement to Essent Re are considered base erosion payments under TCJA. The Company may be subject to the BEAT tax in future periods depending on the earnings of the Company’s U.S. insurance companies and the level of premiums ceded to Essent Re. See "Risk Factors—Risks Relating to Taxes—Proposed U.S. tax legislation could have an adverse impact on us or holders of our common shares."

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

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as

"unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2017 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the year ended December 31, 2017, monthly and single premium policies comprised 83.7% and 16.3% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 83.9% at December 31, 2017. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2017. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any "other-than-temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 81% of our IIF as of December 31, 2017 having been originated since January 1, 2015. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2017, 81% of our IIF relates to business written since January 1, 2015 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default increased by 3,026 in the year ended December 31, 2017, including 2,288 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2017, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2017 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 63%, 64% and 64% of other underwriting and operating expenses for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes. Compensation and benefits expense has steadily increased as we have increased our staffing from 332 employees at January 1, 2015 to 397 at December 31, 2017, primarily in our business development and operations functions to support the growth of our business. The growth in our sales organization contributed to the growth of our active customers and NIW. We also expanded our underwriting and customer service teams to support this new business.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses resulting in a decline in our expense ratio for the full year 2018 as compared to 2017.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. From 2010, when we first began writing policies, through December 31, 2017, we have increased our NIW annually. We have also grown the number of customers who have approved us to provide mortgage insurance over this period, as well as increased our NIW from certain customers. The following table includes a summary of the change in our IIF for the years ended December 31, 2017, 2016 and 2015 for our U.S. mortgage insurance portfolio. In addition, this table includes our risk in force ("RIF") at the end of each period.

	Year Ended December 31,
($ in thousands)	2017	2016	2015
IIF, beginning of period	$83,265,522	$65,242,453	$50,762,594
NIW	43,858,322	34,949,319	26,193,656
Cancellations	(16,661,894)	(16,926,250)	(11,713,797)
IIF, end of period	$110,461,950	$83,265,522	$65,242,453
Average IIF during the period	$96,039,418	$72,970,600	$57,754,846
RIF, end of period	$27,443,985	$20,627,317	$16,073,174

The following is a summary of our IIF at December 31, 2017 by vintage:

($ in thousands)	$	%
2017	$42,058,537	38.1%
2016	30,252,690	27.4
2015	17,283,506	15.6
2014	10,794,703	9.8
2013	6,905,742	6.2
2012 and prior	3,166,772	2.9
	$110,461,950	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; and (4) changes to our pricing. For the years ended December 31, 2017, 2016 and 2015, our average premium rate was 0.53%, 0.57% and 0.56%, respectively.

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

As of December 31, 2017, our combined net risk in force for our U.S. insurance companies was $21.6 billion and our combined statutory capital was $1.5 billion, resulting in a risk-to-capital ratio of 14.2:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2017	2016	2015
Revenues:
Net premiums written	$570,186	$441,278	$370,568
Increase in unearned premiums	(40,056)	(18,571)	(44,097)
Net premiums earned	530,130	422,707	326,471
Net investment income	40,226	27,890	19,885
Realized investment gains, net	2,015	1,934	2,554
Other income	4,140	5,727	4,380
Total revenues	576,511	458,258	353,290

Losses and expenses:
Provision for losses and LAE	27,232	15,525	11,905
Other underwriting and operating expenses	145,533	130,425	112,987
Interest expense	5,178	426	—
Total losses and expenses	177,943	146,376	124,892
Income before income taxes	398,568	311,882	228,398
Income tax expense	18,821	89,276	71,067
Net income	$379,747	$222,606	$157,331

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the year ended December 31, 2017, we reported net income of $379.7 million, compared to net income of $222.6 million for the year ended December 31, 2016. The increase in our operating results in 2017 over 2016 was primarily due to the increase in net premiums earned associated with the growth of our IIF, the increase in net investment income and the decrease in income taxes due largely to an $85.1 million income tax benefit associated with the one-time impact of the reduced U.S. corporate income tax rate on the company's net deferred tax liability position. These increases were partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and interest expense.

Net Premiums Written and Earned

Net premiums earned increased in the year ended December 31, 2017 by 25% compared to the year ended December 31, 2016 primarily due to the increase in our average IIF from $73.0 billion in 2016 to $96.0 billion in 2017, partially offset by the decrease in average premium rate from 0.57% for the year ended December 31, 2016 to 0.53% for the year ended December 31, 2017. The decrease in the average premium rate during the year ended December 31, 2017 is due primarily to the decrease in premium earned on the cancellation of non-refundable single premium policies.

Net premiums written increased in the year ended December 31, 2017 by 29% over the prior year. The increase was due primarily to the increase in average IIF of 32% for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

In the year ended December 31, 2017, unearned premiums increased by $40.1 million as a result of net premiums written on single premium policies of $114.3 million which was partially offset by $74.2 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2016, unearned premiums increased by $18.6 million as a result of net premiums written on single premium policies of $99.4 million which was partially offset by $80.8 million of unearned premium that was recognized in earnings during the year. Included in unearned premium recognized was $23.2 million and $36.9 million related to policy cancellations for the year ended December 31, 2017 and 2016, respectively.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2017	2016
Fixed maturities	$41,935	$29,865
Short-term investments	1,019	142
Gross investment income	42,954	30,007
Investment expenses	(2,728)	(2,117)
Net investment income	$40,226	$27,890

The increase in net investment income to $40.2 million for the year ended December 31, 2017 as compared to $27.9 million for the year ended December 31, 2016 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $1.9 billion during the year ended December 31, 2017 from $1.4 billion during the year ended December 31, 2016, primarily as a result of investing cash flows generated from operations, proceeds from the public offering of common shares completed in August and borrowings under our Credit Facility. The pre-tax investment income yield increased from 2.1% in the year ended December 31, 2016 to 2.2% in the year ended December 31, 2017 primarily due to the increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad and contract underwriting revenues. In 2016, other income also included changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. These policies were amended in the three months ended September 30, 2016 and are accounted for as insurance rather than as derivatives subsequent to their amendment. The decrease in other income for the year ended December 31, 2017 as compared to the same period in 2016, was primarily due to the favorable net valuation adjustments recorded in 2016 associated with ACIS contracts formerly accounted for as insurance rather than as derivatives, and the decrease in Triad service fees associated with the reduction in the number of Triad's mortgage insurance policies in force. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in 2017 as compared to 2016 was primarily due to the increase in the number of insured loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2017	2016
Beginning default inventory	1,757	1,028
Plus: new defaults	8,229	3,746
Less: cures	(4,970)	(2,857)
Less: claims paid	(229)	(154)
Less: rescissions and denials, net	(4)	(6)
Ending default inventory	4,783	1,757

The increase in the number of defaults at December 31, 2017 compared to December 31, 2016 was primarily due to the increase in defaulted loans in the areas impacted by Hurricanes Harvey and Irma, as well as the increase in our IIF and policies in force, along with further seasoning of our insurance portfolio. In 2017, loans in default increased by a total of 3,026, including 2,288 defaults we identified as hurricane-related defaults.

The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2017	2016
Case reserves (in thousands)	$42,868	$25,758
Total reserves (in thousands)	$46,850	$28,142
Ending default inventory	4,783	1,757
Average case reserve per default (in thousands)	$9.0	$14.7
Average total reserve per default (in thousands)	$9.8	$16.0
Default rate	0.96%	0.47%
Claims received included in ending default inventory	45	44

The decrease in the average total reserve per default was primarily due to a lower total reserve per hurricane-related default. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. Accordingly, when establishing our loss reserves as of December 31, 2017, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2017 from the affected areas than the claim rate we apply to other notices in our default inventory. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at December 31, 2017. Also contributing to the decrease in the average case reserve per default were changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Year Ended December 31,
(In thousands)	2017	2016
Reserve for losses and LAE at beginning of year	$28,142	$17,760
Add provision for losses and LAE occurring in:
Current year	38,178	21,889
Prior years	(10,946)	(6,364)
Incurred losses during the current year	27,232	15,525
Deduct payments for losses and LAE occurring in:
Current year	633	927
Prior years	7,891	4,216
Loss and LAE payments during the current year	8,524	5,143
Reserve for losses and LAE at end of year	$46,850	$28,142

	As of December 31, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,243	68%	$15,925	37%	$187,163	9%
Four to eleven payments	1,284	27	18,087	42	73,547	25
Twelve or more payments	211	4	6,781	16	11,139	61
Pending claims	45	1	2,075	5	2,355	88
Total case reserves	4,783	100%	42,868	100%	$274,204	16
IBNR			3,215
LAE and other			767
Total reserves for losses and LAE			$46,850

	As of December 31, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	914	52%	$6,615	26%	$50,737	13%
Four to eleven payments	620	35	11,505	45	32,833	35
Twelve or more payments	179	10	5,678	22	9,575	59
Pending claims	44	3	1,960	7	2,272	86
Total case reserves	1,757	100%	25,758	100%	$95,417	27
IBNR			1,932
LAE and other			452
Total reserves for losses and LAE			$28,142

During the year ended December 31, 2017, the provision for losses and LAE was $27.2 million, comprised of $38.2 million of current year losses partially offset by $10.9 million of favorable prior years' loss development. During the year ended December 31, 2016, the provision for losses and LAE was $15.5 million, comprised of $21.9 million of current year losses partially offset by $6.4 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2017	2016
Number of claims paid	229	154
Amount of claims paid	$8,280	$5,028
Claim severity	83%	73%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2017		2016
($ in thousands)	$	%	$	%
Compensation and benefits	$90,964	63%	$84,044	64%
Other	54,569	37	46,381	36
	$145,533	100%	$130,425	100%

Number of employees at end of period		397		376

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to increases in the size of our workforce and stock compensation. Our workforce increased to 397 at December 31, 2017 from 366 at January 1, 2016, as additional employees were hired to support the growth in our business, primarily in our business development and operations functions. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $18.8 million for the year ended December 31, 2017 compared to $89.3 million for the year ended December 31, 2016. Income tax expense for the year ended December 31, 2017 was calculated using an effective tax rate of 26.9% and was reduced by $85.1 million of income tax benefits associated with the one-time impact of the reduced U.S. statutory corporate income tax rate on the company's net deferred tax liability position and $3.2 million of excess tax benefits associated with the vesting of common shares and common share units during the period as required by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), adopted on January 1, 2017. Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid-in-capital. Our effective tax rate was 28.6% for the year ended 2016. During 2017, the proportion of our consolidated earnings generated in Bermuda increased as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty, Inc. and Essent Re. Bermuda does not have a corporate income tax. In 2018, as a result of the reduction of the U.S. statutory corporate income tax rate to 21% and the expected portion of our consolidated earnings to be generated in Bermuda, we anticipate that our effective tax rate will be approximately 16%-17%.

At December 31, 2017 and 2016, we concluded that it was more likely than not that our deferred tax assets would be realized.

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

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and changes in the fair value of the insurance and certain reinsurance policies issued by Essent Re under the ACIS program. The increase in other income for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to an increase in favorable net valuation adjustments associated with ACIS contracts formerly accounted for as insurance rather than as derivatives and an increase in contract underwriting revenue, partially offset by a decrease in Triad service fees associated with a reduction in the number of Triad's mortgage insurance policies in force. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in 2016 as compared to 2015 was primarily due to an increase in the number of insured loans in default, partially offset by previously identified defaults that cured.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2016	2015
Beginning default inventory	1,028	457
Plus: new defaults	3,746	2,034
Less: cures	(2,857)	(1,384)
Less: claims paid	(154)	(79)
Less: rescissions and denials, net	(6)	—
Ending default inventory	1,757	1,028

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

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2016	2015
Number of claims paid	154	79
Amount of claims paid	$5,028	$2,498
Claim severity	73%	92%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2016		2015
($ in thousands)	$	%	$	%
Compensation and benefits	$84,044	64%	$72,229	64%
Other	46,381	36	40,758	36
	$130,425	100%	$112,987	100%

Number of employees at end of period		376		366

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

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was$89.3 million for the year ended December 31, 2016 compared to $71.1 million for the year ended December 31, 2015. Our effective tax rate was 28.6% and 31.1% for the years ended December 31, 2016 and 2015, respectively. During 2016, the proportion of our consolidated earnings generated in Bermuda increased as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty, Inc. and Essent Re. Bermuda does not have a corporate income tax.

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

As of December 31, 2017, we had substantial liquidity with cash of $43.5 million, short-term investments of $312.7 million and fixed maturity investments of $2.0 billion. We also had $125 million available under our Credit Facility, with $250 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021 and accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin and are paid monthly. Our cash and short term investment position increased during the year ended December 31, 2017 primarily as a result of net proceeds of $197.7 million from our public offering of 5.0 million common shares which was completed in August 2017, net borrowings under the Credit Facility plus cash flows from operations, net of amounts invested in our fixed income portfolio. At December 31, 2017, net cash and investments at the holding company were $104.2 million.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, or to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives including the insurance activities of Essent Re. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.

At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•	significant decline in the value of our investments;

•	inability to sell investment assets to provide cash to fund operating needs;

•	decline in expected revenues generated from operations;

•	increase in expected claim payments related to our IIF; or

•	increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2017, Essent Guaranty, Inc., had unassigned surplus of approximately $70.7 million and has paid no dividends since its inception. Essent Guaranty of PA, Inc. had unassigned surplus of approximately $6.5 million as of December 31, 2017. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Inc., Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2017, Essent Re had total equity of $662.8 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. At December 31, 2017, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net cash provided by operating activities	$368,573	$274,559	$226,559
Net cash used in investing activities	(690,142)	(365,316)	(220,712)
Net cash provided by (used in) financing activities	337,562	93,682	(5,652)
Net increase in cash	$15,993	$2,925	$195

Operating Activities

Cash flow provided by operating activities totaled $368.6 million for the year ended December 31, 2017, as compared to $274.6 million for the year ended December 31, 2016 and $226.6 million for the year ended December 31, 2015. The increase in cash flow from operations of $94.0 million in 2017 and $48.0 million in 2016 was primarily a result of increases in premium collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $690.1 million for the year ended December 31, 2017, as compared to cash used in investing activities of $365.3 million for the year ended December 31, 2016 and $220.7 million for the year ended December 31, 2015. The increase in cash flow used in investing activities primarily related to investing cash flows from the business, proceeds from the public offering of common shares in August 2017 and net increased borrowings under the Credit Facility in 2017 and 2016.

Financing Activities

Cash flow provided by financing activities totaled $337.6 million for the year ended December 31, 2017, as compared to cash flow provided by financing activities of $93.7 million for the year ended December 31, 2016. The increase in cash flow provided by financing activities was primarily related to the completion of a public offering of common shares for $197.7 million in net proceeds, as well as $150 million of net increased borrowings under the Credit Facility. These cash inflows were partially offset by an increase in treasury stock acquired from employees to satisfy tax withholding obligations.

Cash flow provided by financing activities totaled $93.7 million for the year ended December 31, 2016, as compared to cash flow used in financing activities of $5.7 million for the year ended December 31, 2015. The increase in cash flow provided by financing activities of $99.3 million was primarily related to the $100 million borrowing under the Credit Facility. The proceeds of this borrowing were contributed to Essent Re to support new business.

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

During the year ended December 31, 2017 Essent US Holdings, Inc. made capital contributions to Essent Guaranty, Inc. of $125 million to support new and existing business. During the year ended December 31, 2016, no capital contributions were made to our U.S. insurance subsidiaries.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2017 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$807,027
Contingency reserves	721,842
Combined statutory capital	$1,528,869
Combined net risk in force	$21,637,409
Combined risk-to-capital ratio	14.2:1

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

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty, Inc. to reinsure 25% of Essent Guaranty, Inc.’s GSE-eligible NIW effective July 1, 2014. Essent Group Ltd. made capital contributions to Essent Re of $165.0 million and $130.0 million during the years ended December 31, 2017 and 2016, respectively, to support new business. As of December 31, 2017, Essent Re had total stockholders’ equity of $662.8 million and net risk in force of $6.3 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, Inc., our principal mortgage insurance subsidiary, is Baa1 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2017, Essent Guaranty, Inc., our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of December 31, 2017, Essent Guaranty, Inc.'s Available Assets were $1.59 billion and its Minimum Required Assets were $1.54 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders' Equity

As of December 31, 2017, stockholders’ equity was $1.9 billion compared to $1.3 billion as of December 31, 2016. This increase was primarily due to net income generated in 2017 and the completion of a public offering of common shares in August 2017.

Investments

The total fair value of our investment portfolio was $2.3 billion as of December 31, 2017 and $1.6 billion as of December 31, 2016. In addition, our total cash was $43.5 million as of December 31, 2017, compared to $27.5 million as of December 31, 2016. The increase in investments and cash was primarily due to investing net cash flows from operations, the proceeds from the public offering of common shares and the net borrowings under the Credit Facility during the year ended December 31, 2017.
Investment Portfolio by Asset Class

Asset Class	December 31, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$227,805	9.9%	$191,548	11.9%
U.S. agency securities	33,114	1.4	18,441	1.1
U.S. agency mortgage-backed securities	456,037	19.8	316,494	19.6
Municipal debt securities(1)	465,255	20.2	334,324	20.7
Corporate debt securities(2)	611,728	26.5	456,357	28.3
Residential and commercial mortgage securities	79,407	3.5	68,336	4.2
Asset-backed securities	167,922	7.3	127,172	7.9
Money market funds	263,797	11.4	102,430	6.3
Total Investments	$2,305,065	100.0%	$1,615,102	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	63.6%	63.6%
General obligation bonds	30.7	29.7
Certificate of participation bonds	4.4	4.9
Tax allocation bonds	0.8	1.1
Special tax bonds	0.5	0.7
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	45.9%	40.6%
Consumer, non-cyclical	16.2	18.6
Energy	7.8	9.3
Communications	7.3	6.0
Industrial	6.3	5.6
Consumer, cyclical	5.3	6.3
Utilities	5.3	6.0
Technology	3.9	4.3
Basic materials	2.0	3.3
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	December 31, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,160,200	50.3%	$780,513	48.3%
Aa1	115,237	5.0	88,977	5.5
Aa2	123,551	5.4	101,772	6.3
Aa3	127,785	5.6	89,421	5.5
A1	205,369	8.9	143,938	8.9
A2	157,651	6.8	126,113	7.8
A3	148,246	6.4	95,926	6.0
Baa1	115,178	5.0	85,864	5.3
Baa2	87,869	3.8	71,950	4.5
Baa3	43,024	1.9	24,544	1.5
Below Baa3	20,955	0.9	6,084	0.4
Total Investments	$2,305,065	100.0%	$1,615,102	100.0%
_______________________________________________________________________________

(1)	Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.

Investment Portfolio by Effective Duration

Effective Duration	December 31, 2017		December 31, 2016
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$628,958	27.3%	$329,901	20.4%
1 to < 2 Years	164,856	7.2	153,184	9.5
2 to < 3 Years	280,177	12.2	156,620	9.7
3 to < 4 Years	263,799	11.4	176,896	11.0
4 to < 5 Years	263,273	11.4	139,115	8.6
5 or more Years	704,002	30.5	659,386	40.8
Total Investments	$2,305,065	100.0%	$1,615,102	100.0%

Top Ten Portfolio Holdings

	December 31, 2017
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 5.250% 11/15/2028	$29,358	$30,001	$(643)	Aaa
2	U.S. Treasury 1.500% 8/15/2026	19,067	20,402	(1,335)	Aaa
3	U.S. Treasury 0.000% 1/4/2018	14,999	14,999	—	Aaa
4	Freddie Mac 4.000% 7/1/2037	12,639	12,630	9	Aaa
5	Fannie Mae 1.500% 6/22/2020	11,165	11,308	(143)	Aaa
6	Ginnie Mae 4.000% 7/20/2045	10,964	11,323	(359)	Aaa
7	Freddie Mac 2.500% 10/1/2030	10,877	11,129	(252)	Aaa
8	Ginnie Mae 4.000% 8/20/2045	10,666	11,014	(348)	Aaa
9	Freddie Mac 3.000% 9/1/2046	10,173	10,513	(340)	Aaa
10	U.S. Treasury 2.250% 11/15/2025	9,949	10,057	(108)	Aaa
Total		$139,857	$143,376	$(3,519)
Percent of Investment Portfolio		6.1%
_______________________________________________________________________________

(1)
As of December 31, 2017, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following tables includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2017:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$10,212	$10,052	Baa1
The Texas A&M University System	6,241	6,208	Aaa
City of Houston	3,409	3,303	Aa3
University of Houston System	3,319	3,321	Aa2
Dallas/Fort Worth International Airport	2,951	2,727	A1
City of El Paso	2,448	2,440	Aa2
City of Austin	2,368	2,202	Aa3
Irving Independent School District	2,032	2,010	Aaa
North Texas Municipal Water District	2,027	2,050	Aaa
Harris County Cultural Education	2,001	2,000	A1
Carrollton-Farmers Branch Independent School District	1,922	1,949	Aaa
City of Dallas	1,796	1,725	Aa1
Alamo Community College District	1,614	1,615	Aaa
Tarrant Regional Water District	1,559	1,517	Aaa
City of College Station	1,418	1,447	Aa2
City of Garland	1,406	1,424	Aa1
Bryan Independent School District	1,308	1,333	Aaa
City of San Antonio	1,300	1,221	A1
Spring Independent School District	1,232	1,245	Aaa
City of Corpus Christi	1,163	1,109	A1
Pharr-San Juan-Alamo Independent School District	1,071	1,089	Aaa
Port Arthur Independent School District	992	1,002	Aaa
San Jacinto Community College District	877	849	Aa3
Harlandale Independent School District	872	873	Aaa
Austin-Bergstrom Landhost Enterprises, Inc.	614	608	A3
	$56,152	$55,319

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Florida
JEA	$4,286	$4,229	Aa2
The School District of Hillsborough County	3,791	3,827	Aa2
County of Orange	3,692	3,717	Aa3
City of Miami Beach	3,654	3,606	Aa3
County of Miami-Dade	3,181	3,027	Baa1
City of Cape Coral	2,866	2,828	A1
State of Florida	2,569	2,590	A1
County of Hillsborough	2,399	2,317	A1
City of Jacksonville	2,396	2,436	Aa3
Solid Waste Authority of Palm Beach County	2,109	2,082	Aa2
Jacksonville Transportation Authority	2,001	2,004	Aa2
School District of Palm Beach County	1,804	1,779	Aa3
The Orange County Public School District	1,784	1,753	Aa2
Duval County Public Schools	1,756	1,647	Aa3
Lake County Schools	1,615	1,625	Aa2
St. Lucie Public Schools	1,492	1,456	A2
Hillsborough County Aviation Authority	1,248	1,187	A1
City of Hollywood	1,224	1,210	A1
City of Miami	1,123	1,096	Baa1
Citizens Property Insurance Corporation	1,073	1,059	A1
Village Center Community Development District	1,000	1,000	A1
Florida State Board Education Revenue	812	813	Aa1
County of Broward	708	707	A1
Leon County School Board	555	547	Aa3
	$49,138	$48,542
_______________________________________________________________________________

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Contractual Obligations

As of December 31, 2017, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facility borrowings	$250,000	$—	$—	$250,000	$—
Estimated loss and LAE payments(1)	46,850	23,593	23,257	—	—
Operating lease obligations	17,600	2,479	5,243	5,361	4,517
Total	$314,450	$26,072	$28,500	$255,361	$4,517
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

We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2018 under the non-cancelable sublease.

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

Under the current guidance a debt security impairment is deemed other-than-temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2017, 2016 and 2015, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer is current on its scheduled interest and principal payments. We recorded other-than-temporary impairments of $0.1 million, $0.1 million and $0.3 million in the years ended December 31, 2017, 2016 and 2015, respectively, for securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date.

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

At December 31, 2017, the effective duration of our investment portfolio, including cash, was 3.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.4% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	84
Consolidated Balance Sheets	86
Consolidated Statements of Comprehensive Income	87
Consolidated Statements of Changes in Stockholders' Equity	88
Consolidated Statements of Cash Flows	89
Notes to Consolidated Financial Statements	90
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2017	115
Schedule II—Condensed Financial Information of Registrant at December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017	116

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 20, 2018

We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2017	2016
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2017 — $1,994,200; 2016 — $1,497,186)	$1,992,371	$1,482,754
Short-term investments (amortized cost: 2017 — $312,714; 2016 — $132,352)	312,694	132,348
Total investments	2,305,065	1,615,102
Cash	43,524	27,531
Accrued investment income	12,807	9,488
Accounts receivable	29,752	21,632
Deferred policy acquisition costs	15,354	13,400
Property and equipment (at cost, less accumulated depreciation of $50,466 in 2017 and $46,543 in 2016)	6,979	8,119
Prepaid federal income tax	252,157	181,272
Other assets	8,730	6,454
Total assets	$2,674,368	$1,882,998

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$46,850	$28,142
Unearned premium reserve	259,672	219,616
Net deferred tax liability	127,636	142,587
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,409 in 2017 and $0 in 2016)	248,591	100,000
Securities purchases payable	14,999	14,999
Other accrued liabilities	36,184	33,881
Total liabilities	733,932	539,225
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common Shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,434 shares in 2017 and 93,105 shares in 2016	1,476	1,397
Additional paid-in capital	1,127,137	918,296
Accumulated other comprehensive loss	(3,252)	(12,255)
Retained earnings	815,075	436,335
Total stockholders' equity	1,940,436	1,343,773
Total liabilities and stockholders' equity	$2,674,368	$1,882,998

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Revenues:
Net premiums written	$570,186	$441,278	$370,568
Increase in unearned premiums	(40,056)	(18,571)	(44,097)
Net premiums earned	530,130	422,707	326,471
Net investment income	40,226	27,890	19,885
Realized investment gains, net	2,015	1,934	2,554
Other income	4,140	5,727	4,380
Total revenues	576,511	458,258	353,290

Losses and expenses:
Provision for losses and LAE	27,232	15,525	11,905
Other underwriting and operating expenses	145,533	130,425	112,987
Interest expense	5,178	426	—
Total losses and expenses	177,943	146,376	124,892

Income before income taxes	398,568	311,882	228,398
Income tax expense	18,821	89,276	71,067
Net income	$379,747	$222,606	$157,331

Earnings per share:
Basic	$4.07	$2.45	$1.74
Diluted	3.99	2.41	1.72

Weighted average common shares outstanding:
Basic	93,330	90,913	90,351
Diluted	95,211	92,245	91,738

Net income	$379,747	$222,606	$157,331

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $4,519 in 2017, ($2,941) in 2016 and ($1,285) in 2015	8,068	(12,156)	(4,766)
Total other comprehensive income (loss)	8,068	(12,156)	(4,766)
Comprehensive income	$387,815	$210,450	$152,565

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2015	$1,388	$893,285	$4,667	$56,398	$—	$955,738
Net income				157,331		157,331
Other comprehensive loss			(4,766)			(4,766)
Issuance of management incentive shares	6	(6)				—
Forfeiture of management incentive shares	(1)	1				—
Stock-based compensation expense		13,633				13,633
Excess tax benefits from stock-based compensation expense		2,420				2,420
Treasury stock acquired					(5,168)	(5,168)
Cancellation of treasury stock	(3)	(5,165)			5,168	—
Other equity transactions		53				53
Balance at December 31, 2015	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241

Net income				222,606		222,606
Other comprehensive loss			(12,156)			(12,156)
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		16,881				16,881
Excess tax benefits from stock-based compensation expense		1,083				1,083
Treasury stock acquired					(4,024)	(4,024)
Cancellation of treasury stock	(3)	(4,021)			4,024	—
Other equity transactions		142				142
Balance at December 31, 2016	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				379,747		379,747
Other comprehensive income			8,068			8,068
Issuance of Common Shares, net of issuance cost of $1,802	75	197,623				197,698
Issuance of management incentive shares	8	(8)				—
Stock-based compensation expense		18,688				18,688
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,577)	(7,577)
Cancellation of treasury stock	(4)	(7,573)			7,577	—
Reclassification of certain income tax effects resulting from tax reform			935	(935)		—
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2017	2016	2015
Operating Activities
Net income	$379,747	$222,606	$157,331
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(2,015)	(1,934)	(2,554)
Depreciation and amortization	3,923	4,064	3,219
Stock-based compensation expense	18,688	16,881	13,633
Amortization of premium on investment securities	12,038	10,486	10,004
Deferred income tax provision	(19,431)	57,564	52,157
Change in:
Accrued investment income	(3,319)	(1,720)	(2,020)
Accounts receivable	(8,160)	(4,955)	(2,828)
Deferred policy acquisition costs	(1,954)	(1,871)	(1,932)
Prepaid federal income tax	(70,885)	(61,860)	(59,739)
Other assets	(1,408)	(526)	(724)
Reserve for losses and LAE	18,708	10,382	9,333
Unearned premium reserve	40,056	18,571	44,097
Other accrued liabilities	2,585	6,871	6,582
Net cash provided by operating activities	368,573	274,559	226,559

Investing Activities
Net change in short-term investments	(180,346)	(46,352)	124,692
Purchase of investments available for sale	(833,298)	(656,768)	(798,891)
Proceeds from maturity of investments available for sale	71,908	27,186	8,613
Proceeds from sales of investments available for sale	254,377	313,780	449,834
Purchase of property and equipment	(2,783)	(3,162)	(4,960)
Net cash used in investing activities	(690,142)	(365,316)	(220,712)

Financing Activities
Issuance of common shares, net of costs	197,829	—	(537)
Credit facility borrowings	200,000	100,000	—
Credit facility repayments	(50,000)	—	—
Treasury stock acquired	(7,577)	(4,024)	(5,168)
Payment of issuance costs for credit facility	(2,690)	(2,436)	—
Other financing activities	—	142	53
Net cash provided by (used in) financing activities	337,562	93,682	(5,652)

Net increase in cash	15,993	2,925	195
Cash at beginning of year	27,531	24,606	24,411
Cash at end of year	$43,524	$27,531	$24,606

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(40,300)	$(30,800)	$(15,500)
Interest payments	(4,685)	(324)	—

Noncash Transactions
Repayment of borrowings with term loan proceeds (see Note 7)	$(125,000)	$—	$—

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

	2017		2016
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$2,074	$(1,592)	$2,042	$(1,298)
Office equipment	640	(602)	625	(513)
Computer hardware	6,837	(5,413)	5,700	(4,260)
Purchased software	35,710	(34,620)	35,148	(33,304)
Costs of internal-use software	7,965	(6,773)	7,140	(6,075)
Leasehold improvements	4,219	(1,466)	4,007	(1,093)
Total	$57,445	$(50,466)	$54,662	$(46,543)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $8.0 million, $7.7 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of deferred policy acquisition costs

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

totaled $6.0 million, $5.8 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 86% of earned premium in 2017. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $23.2 million and $36.9 million of earned premium related to policy cancellations for the years ended December 31, 2017 and 2016, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

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

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2017 and 2016, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Derivative Instruments

Through June 30, 2016, insurance and certain reinsurance policies issued by Essent Re in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") program were accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income. During the quarter ended September 30, 2016, these contracts were amended and are accounted for as

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

insurance contracts rather than as derivatives subsequent to their amendment. As of December 31, 2017 and 2016, the Company had no derivative instruments.

Stock-Based Compensation

We measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Prior to our initial public offering, we estimated the fair value of each nonvested share grant on the date of grant based on management's best estimate using methods further described in Note 10 of our consolidated financial statements. Subsequent to our initial public offering, fair value is determined on the date of grant based on quoted market prices. We recognize compensation expense on nonvested shares over the vesting period of the award. We adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting (Topic 718) on January 1, 2017 and recorded a charge of $0.1 million to retained earnings as of that date representing a cumulative-effect adjustment associated with our election to recognize forfeitures as they occur rather than on an estimated basis. In connection with the adoption of this ASU, beginning in 2017, excess tax benefits and tax deficiencies associated with share-based payments are recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period. Through December 31, 2016, excess tax benefits were recognized in additional paid-in-capital.

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

It is our policy to classify interest and penalties as income tax expense.

Earnings per Share

Basic earnings per common share amounts are calculated based on income available to common stockholders and the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share amounts are calculated based on income available to common stockholders and the weighted average number of common and potential common shares outstanding during the reporting period. Potential common shares, composed of the incremental common shares issuable upon vesting of unvested common shares and common share units, are included in the earnings per share calculation to the extent that they are dilutive.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220). This update permits entities to elect to reclassify the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) on items within accumulated other comprehensive income to retained earnings. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted this ASU retrospective to 2017 and elected to reclassify the income tax effects of TCJA, totaling $0.9 million, from accumulated other comprehensive income to retained earnings. It is the Company’s policy to use the portfolio approach to release income tax effects from accumulated other comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

December 31, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$231,905	$2	$(4,102)	$227,805
U.S. agency securities	33,669	—	(555)	33,114
U.S. agency mortgage-backed securities	462,986	567	(7,516)	456,037
Municipal debt securities(1)	457,418	9,098	(1,261)	465,255
Corporate debt securities(2)	610,516	4,249	(3,037)	611,728
Residential and commercial mortgage securities	78,974	791	(358)	79,407
Asset-backed securities	167,638	467	(183)	167,922
Money market funds	263,808	—	(11)	263,797
Total investments available for sale	$2,306,914	$15,174	$(17,023)	$2,305,065

December 31, 2016 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$195,990	$55	$(4,497)	$191,548
U.S. agency securities	18,785	—	(344)	18,441
U.S. agency mortgage-backed securities	324,654	335	(8,495)	316,494
Municipal debt securities(1)	334,048	3,649	(3,373)	334,324
Corporate debt securities(2)	457,842	2,343	(3,828)	456,357
Residential and commercial mortgage securities	68,430	488	(582)	68,336
Asset-backed securities	127,359	260	(447)	127,172
Money market funds	102,430	—	—	102,430
Total investments available for sale	$1,629,538	$7,130	$(21,566)	$1,615,102
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2017	2016
Special revenue bonds	63.6%	63.6%
General obligation bonds	30.7	29.7
Certificate of participation bonds	4.4	4.9
Tax allocation bonds	0.8	1.1
Special tax bonds	0.5	0.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2017	2016
Financial	45.9%	40.6%
Consumer, non-cyclical	16.2	18.6
Energy	7.8	9.3
Communications	7.3	6.0
Industrial	6.3	5.6
Consumer, cyclical	5.3	6.3
Utilities	5.3	6.0
Technology	3.9	4.3
Basic materials	2.0	3.3
Total	100.0%	100.0%

The amortized cost and fair value of investments available for sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$58,429	$58,411
Due after 1 but within 5 years	72,469	71,661
Due after 5 but within 10 years	71,006	68,376
Due after 10 years	30,001	29,357
Subtotal	231,905	227,805
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	33,669	33,114
Subtotal	33,669	33,114
Municipal debt securities:
Due in 1 year	33,038	32,998
Due after 1 but within 5 years	97,637	97,831
Due after 5 but within 10 years	179,245	183,610
Due after 10 years	147,498	150,816
Subtotal	457,418	465,255
Corporate debt securities:
Due in 1 year	80,177	80,093
Due after 1 but within 5 years	332,105	331,790
Due after 5 but within 10 years	196,289	197,848
Due after 10 years	1,945	1,997
Subtotal	610,516	611,728
U.S. agency mortgage-backed securities	462,986	456,037
Residential and commercial mortgage securities	78,974	79,407
Asset-backed securities	167,638	167,922
Money market funds	263,808	263,797
Total investments available for sale	$2,306,914	$2,305,065

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Realized gross gains	$2,504	$2,822	$3,908
Realized gross losses	425	788	1,073

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$151,119	$(1,240)	$69,454	$(2,862)	$220,573	$(4,102)
U.S. agency securities	17,320	(190)	15,794	(365)	33,114	(555)
U.S. agency mortgage-backed securities	180,443	(1,394)	217,944	(6,122)	398,387	(7,516)
Municipal debt securities	124,171	(817)	23,492	(444)	147,663	(1,261)
Corporate debt securities	214,371	(1,213)	94,261	(1,824)	308,632	(3,037)
Residential and commercial mortgage securities	29,842	(179)	5,988	(179)	35,830	(358)
Asset-backed securities	58,798	(133)	5,828	(50)	64,626	(183)
Money market funds	59,489	(11)	—	—	59,489	(11)
Total	$835,553	$(5,177)	$432,761	$(11,846)	$1,268,314	$(17,023)

	Less than 12 months		12 months or more		Total
December 31, 2016 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$160,018	$(4,497)	$—	$—	$160,018	$(4,497)
U.S. agency securities	18,441	(344)	—	—	18,441	(344)
U.S. agency mortgage-backed securities	289,282	(8,402)	1,812	(93)	291,094	(8,495)
Municipal debt securities	149,368	(3,351)	6,015	(22)	155,383	(3,373)
Corporate debt securities	213,965	(3,704)	8,344	(124)	222,309	(3,828)
Residential and commercial mortgage securities	18,026	(434)	14,014	(148)	32,040	(582)
Asset-backed securities	28,294	(57)	47,597	(390)	75,891	(447)
Total	$877,394	$(20,789)	$77,782	$(777)	$955,176	$(21,566)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded other-than-temporary impairments of $0.1 million, $0.1 million and $0.3 million in the years ended December 31, 2017, 2016 and 2015, respectively, on securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting dates.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million at December 31, 2017 and $8.5 million at December 31, 2016. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $615.8 million at December 31, 2017 and $349.6 million at December 31, 2016.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Fixed maturities	$41,935	$29,865	$21,693
Short-term investments	1,019	142	63
Gross investment income	42,954	30,007	21,756
Investment expenses	(2,728)	(2,117)	(1,871)
Net investment income	$40,226	$27,890	$19,885

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2017	2016
Premiums receivable	$29,027	$21,265
Other receivables	725	367
Total accounts receivable	29,752	21,632
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$29,752	$21,632
Premiums receivable consists of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for doubtful accounts was required.
Note 5. Triad Transaction

On December 1, 2009, under the terms of an asset purchase agreement (the "Asset Purchase Agreement") dated October 7, 2009 between Essent Guaranty and Triad Guaranty, Inc. and Triad Guaranty Insurance Corporation (collectively referred to as "Triad"), we acquired all of Triad's proprietary mortgage insurance information technology and operating platform, certain software and substantially all of the supporting hardware, as well as furniture and fixtures, in exchange for fixed payments of $15 million, contingent payments of $15 million, and the assumption of certain contractual obligations. The final contingent payment was made in the year ended December 31, 2014 and no further amounts are due to Triad under the Asset Purchase Agreement.

Effective with the completion of the transaction, Essent Guaranty began providing information systems maintenance and development services, customer service and policy administration support to Triad under the terms of a services agreement dated December 1, 2009. Triad retains the obligation for all risks insured under its existing insurance contracts and will continue to directly manage loss mitigation and claim activity on its insured business. Under the terms of the services agreement, we provide the following services to Triad in exchange for fees: (i) maintain and support the licensed technology and equipment and provide to Triad certain information and technology services; (ii) access to the Triad technology platform in order to support Triad's business pursuant to the license grant outlined in the services agreement; (iii) customer support-related services; and (iv) technology development services. Effective December 1, 2010, the fee is based principally on the number of Triad's insurance policies in force on a monthly basis. Accordingly, this fee is reduced as Triad's policies in force decline. We earned fees under the services agreement of $1.1 million, $1.4 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in other income in the accompanying consolidated statements of comprehensive income.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

($ in thousands)	2017	2016
Reserve for losses and LAE at beginning of year	$28,142	$17,760
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of year	28,142	17,760
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	38,178	21,889
Prior years	(10,946)	(6,364)
Net incurred losses during the current year	27,232	15,525
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	633	927
Prior years	7,891	4,216
Net loss and LAE payments during the current year	8,524	5,143
Net reserve for losses and LAE at end of year	46,850	28,142
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of year	$46,850	$28,142

Loans in default at end of year	4,783	1,757

For the year ended December 31, 2017, $7.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $10.9 million favorable prior year development during the year ended December 31, 2017. Reserves remaining as of December 31, 2017 for prior years are $9.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2016, $4.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $6.4 million favorable prior year development during the year ended December 31, 2016. Reserves remaining as of December 31, 2016 for prior years were $7.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default increased by 3,026 in the year ended December 31, 2017, including 2,288 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2017, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2017 from the affected areas than the claim rate we apply to other notices in our default inventory. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at December 31, 2017. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes incurred loss and allocated loss adjustment expense development, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2010 to 2016 is presented as supplementary information.

($ in thousands)	Incurred Loss and Allocated LAE, For the Years Ended December 31,								As of December 31, 2017
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017	Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2011		57	—	—	—	—	—	—	—	1
2012			1,523	858	814	781	748	809	—	19
2013				2,986	2,461	2,008	1,997	2,060	12	52
2014					6,877	4,312	3,323	2,984	14	98
2015						14,956	9,625	8,893	134	238
2016							21,889	11,890	482	388
2017								38,178	2,573	4,494
Total								$64,814

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2017.

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2010 through 2016 is presented as supplementary information.

($ in thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
2010	$—	$—	$—	$—	$—	$—	$—	—
2011		—	—	—	—	—	—	—
2012			24	535	659	665	665	808
2013				239	928	1,501	1,775	1,880
2014					138	1,587	2,463	2,787
2015						544	3,610	6,960
2016							927	4,896
2017								633
Total								$17,964
All outstanding liabilities before 2010, net of reinsurance								—
Reserve for losses and LAE, net of reinsurance								$46,850

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2017 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6

Average Payout	6%	43%	28%	8%	3%	18%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt Obligations

Credit Facility

On May 17, 2017, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into an amended and restated four-year, secured credit facility with a committed capacity of $375 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on April 19, 2016, and provides for (i) an increase in the revolving credit facility from $200 million to $250 million, (ii) the issuance of term loans of $125 million, the proceeds of which were used at closing to pay down borrowings outstanding under the revolving credit facility, and (iii) a $75 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 17). The $125 million term loans contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants. As of December 31, 2017, the Company was in compliance with the covenants and $250 million had been borrowed under the Credit Facility with a weighted average interest rate of 3.49%. As of December 31, 2016, $100 million had been borrowed with a weighted average interest rate of 2.73%.

Note 8. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For the years ended December 31, 2017 and 2016, we paid $0.2 million and $0.1 million, respectively, related to remedies. As of December 31, 2017, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2017 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2017, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. Total rent expense was $2.1 million, $1.9 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2017:

Year Ended December 31 (In thousands)
2018	$2,479
2019	2,649
2020	2,594
2021	2,651
2022	2,710
2023 and thereafter	4,517
Total minimum payments required	$17,600

Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2018 under the non-cancelable sublease.

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

Note 10. Stock-Based Compensation

In connection with the IPO in 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Amendments to our 2013 Plan were approved by shareholders and effective as of May 3, 2017. These amendments included a reduction in the maximum number of shares and share units available for issuance to 7.5 million under the Amended and Restated 2013 Plan (inclusive of approximately 2.6 million nonvested shares and share units outstanding as of May 3, 2017), down from the approximately 14.7 million shares and share units originally available for issuance under the 2013 Plan. As of December 31, 2017, there were 4.9 million Common Shares available for future grant under the 2013 Plan.

In September 2013 and February 2014, certain members of senior management were granted nonvested Common Shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in September 2013 vest in four equal installments on January 1, 2015, 2016, 2017 and 2018. The time-based share awards granted in February 2014 vested in three equal installments on March 1, 2015, 2016 and 2017. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

commenced on January 1, 2014. The September 2013 performance-based share awards vest on the one-year anniversary of the completion of the performance period, and the February 2014 performance-based share awards vested on March 1, 2017.

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

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2017 Performance-Based Grants		2016 Performance-Based Grants		2013, 2014 and 2015 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<16%	0%	<13%	0%	<11%	0%
Threshold	16%	25%	13%	25%	11%	10%
	17%	50%	14%	50%	12%	36%
	18%	75%	15%	75%	13%	61%
					14%	87%
Maximum	≥19%	100%	≥16%	100%	≥15%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested Common Shares earned will be determined on a straight-line basis between the respective levels shown. The compounded annual book value per share growth for each of the 2013, 2014 and 2015 performance-based grants exceeded the maximum performance level and have vested or will vest at 100%.

In connection with our incentive program covering bonus awards for performance year 2013, in February 2014, time-based share awards and share units were issued to certain employees that vested in three equal installments on January 1, 2015, 2016 and 2017. In connection with our incentive program covering bonus awards for performance year 2014, in February 2015, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2016, 2017 and 2018. In connection with our incentive program covering bonus awards for performance year 2015, in February 2016, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2017, 2018 and 2019. In January 2017, time-based share units were issued to all vice president and staff level employees that vest in three equal installments in January 2018, 2019 and 2020. In connection with our incentive program

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

covering bonus awards for performance year 2016, in February 2017, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2018, 2019 and 2020.

In May of each year, 2015 through 2017, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The following tables summarize nonvested Common Share and nonvested Common Share unit activity for the year ended December 31:

	2017
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,503	$15.41	605	$16.32	493	$19.24
Granted	140	36.29	91	36.29	387	33.40
Vested	(48)	22.48	(286)	15.74	(321)	19.00
Forfeited	—	N/A	—	N/A	(23)	30.49
Outstanding at end of year	1,595	$17.03	410	$21.12	536	$29.13

	2016
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,294	$15.15	890	$12.31	544	$19.84
Granted	209	17.01	181	17.01	215	18.21
Vested	—	N/A	(461)	9.04	(254)	19.71
Forfeited	—	N/A	(5)	0.23	(12)	18.12
Outstanding at end of year	1,503	$15.41	605	$16.32	493	$19.24

	2015
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,290	$14.83	1,472	$9.04	664	$18.32
Granted	50	24.58	109	24.51	129	24.47
Vested	—	N/A	(644)	6.67	(239)	18.18
Forfeited	(46)	16.40	(47)	15.50	(10)	17.89
Outstanding at end of year	1,294	$15.15	890	$12.31	544	$19.84

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

The total fair value of nonvested shares or share units that vested was $22.4 million, $15.6 million and $22.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $18.4 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2017 and we expect to recognize the expense over a weighted average period of 1.8 years.

In connection with our incentive program covering bonus awards for performance year 2017, in February 2018, 90,283 nonvested Common Share units were issued to certain employees and are subject to time-based vesting. In February 2018, 185,896 nonvested Common Shares were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common Shares tendered by employees to pay employee withholding taxes totaled 223,027, 184,583 and 201,553 in 2017, 2016 and 2015, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2017 and 2016.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Compensation expense	$18,688	$16,881	$13,633
Income tax benefit	6,017	5,455	4,378

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2017, Essent Guaranty had unassigned surplus of approximately $70.7 million. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2017, 2016 or 2015. Essent PA had unassigned surplus of approximately $6.5 million as of December 31, 2017. In the years ended December 31, 2017 and 2016, Essent PA paid to its parent company, Essent US Holdings, Inc. ("Essent Holdings") a dividend of $5 million and $3.75 million, respectively. Essent PA did not pay a dividend in 2015.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2017, Essent Re had total equity of $662.8 million.

At December 31, 2017, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

Through December 31, 2017, the statutory income tax rates of the countries where the Company does business are 35% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense. On December 22, 2017, the “Tax Cuts and Jobs Act” (“TCJA”) was enacted. The provisions of TCJA include broad tax reforms that are applicable to the Company, including a reduction in the U.S. statutory corporate income tax rate from 35% to 21% effective January 1, 2018. This change in tax rates required us to remeasure our deferred tax assets and liabilities as of the enactment date resulting in a one-time $85.1 million income tax benefit for the year ended December 31, 2017.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Income tax expense consists of the following components for the years ended December 31:

(In thousands)	2017	2016	2015
Current	$38,252	$31,712	$18,910
Deferred	65,660	57,564	52,157
Remeasurement of net deferred tax liability for enacted changes in tax law	(85,091)	—	—
Total income tax expense	$18,821	$89,276	$71,067

For the year ended December 31, 2017 pre-tax income attributable to Bermuda and U.S. operations was $86.3 million and $312.3 million, respectively, as compared to $51.6 million and $260.3 million, respectively, for the year ended December 31, 2016 and $21.4 million and $207.0 million, respectively, for the year ended December 31, 2015.

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 35%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

($ in thousands)	2017	% of pretax income	2016	% of pretax income	2015	% of pretax income
Tax provision at weighted average statutory rates	$109,309	27.4%	$91,092	29.2%	$72,461	31.7%
Change in valuation of net deferred tax liability	(85,091)	(21.3)	—	—	—	—
Excess tax benefits from stock-based compensation	(3,227)	(0.8)	—	—	—	—
Tax exempt interest, net of proration	(2,608)	(0.7)	(2,181)	(0.7)	(1,741)	(0.8)
Non-deductible expenses	392	0.1	378	0.1	381	0.2
Other	46	0.0	(13)	0.0	(34)	0.0
Total income tax expense	$18,821	4.7%	$89,276	28.6%	$71,067	31.1%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2017	2016
Deferred tax assets	$28,696	$43,291
Deferred tax liabilities	(156,332)	(185,878)
Net deferred tax liability	$(127,636)	$(142,587)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2017	2016
Contingency reserves	$(151,586)	$(181,031)
Unearned premium reserve	14,454	19,722
Nonvested shares	6,442	8,445
Deferred policy acquisition costs	(3,224)	(4,690)
Unearned ceding commissions	2,815	3,568
Fixed assets	2,529	4,702
Start-up expenditures, net	1,951	3,705
Unrealized (gain) loss on investments	(1,403)	2,181
Accrued expenses	335	775
Loss reserves	158	170
Prepaid expenses	(119)	(157)
Organizational expenditures	12	23
Net deferred tax liability	$(127,636)	$(142,587)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the years ended December 31, 2017 and 2016, we had net purchases of T&L Bonds in the amount of $70.9 million and $61.9 million, respectively, and held $252.2 million and $181.3 million of T&L Bonds as of December 31, 2017 and 2016, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At December 31, 2017 and 2016, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Each subsidiary has executed a tax sharing agreement with its parent company, which provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the un-remitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $846.8 million. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $42.3 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At December 31, 2017 and 2016, the Company had no unrecognized tax benefits. As of December 31, 2017, the U.S. federal income tax returns for the tax years 2014 through 2016 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2017 or December 31, 2016.

Note 13. Related Party Transactions

The Company is a party to an investment advisory agreement with Goldman Sachs Asset Management, L.P., a subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs"), one of Essent Group's investors prior to 2017. Through the date of our IPO, Goldman Sachs beneficially owned 11.35% of our outstanding shares. Subsequent to the IPO and prior to 2017, Goldman Sachs directly held less than 10% of our outstanding shares. Investment expense incurred under the investment advisory agreement totaled $0.8 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively. Goldman Sachs is also one of several lenders under our Credit Facility discussed in Note 7 and was paid an upfront fee of $0.1 million in 2016. Commitment fees and interest expense incurred under the Credit Facility allocable to Goldman Sachs totaled $0.1 million in 2016.

Note 14. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2017	2016	2015
Net income	$379,747	$222,606	$157,331
Less: Common Shares dividends declared	—	—	—
Undistributed net income	$379,747	$222,606	$157,331
Net income allocable to Common	$379,747	$222,606	$157,331

Basic earnings per share	$4.07	$2.45	$1.74
Diluted earnings per share	$3.99	$2.41	$1.72
Basic weighted average Common Shares outstanding	93,330	90,913	90,351
Dilutive effect of nonvested shares	1,881	1,332	1,387
Diluted weighted average Common Shares outstanding	95,211	92,245	91,738
There were 44,540, 96,251 and 78,198 antidilutive shares for the years ended December 31, 2017, 2016 and 2015, respectively.
The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of December 31, 2017, 2016 and 2015, 100% of the performance-based share awards would be issuable under the terms of the arrangements at each date if December 31 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	14,602	(5,239)	9,363
Less: Reclassification adjustment for gains included in net income (1)	(2,015)	720	(1,295)
Net unrealized gains on investments	12,587	(4,519)	8,068
Other comprehensive income	12,587	(4,519)	8,068
Reclassification of certain income tax effects resulting from tax reform	—	935	935
Balance at end of year	$(1,849)	$(1,403)	$(3,252)

	2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$661	$(760)	$(99)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(13,156)	2,376	(10,780)
Less: Reclassification adjustment for gains included in net income (1)	(1,941)	565	(1,376)
Net unrealized losses on investments	(15,097)	2,941	(12,156)
Other comprehensive loss	(15,097)	2,941	(12,156)
Balance at end of year	$(14,436)	$2,181	$(12,255)
_______________________________________________________________________________

(1)	Included in net realized investments gains on our consolidated statements of comprehensive income.

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

•
Derivative liabilities—Through June 30, 2016, certain of our Freddie Mac ACIS contracts were accounted for as derivatives. In determining an exit market, we considered the fact that there is not a principal market for these contracts. In the absence of a principal market, we valued these ACIS contracts in a hypothetical market where market participants, and potential counterparties, included other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believed that in the absence of a principal market, this hypothetical market provided the most relevant information with respect to fair value estimates. These ACIS contracts were classified as Level 3 of the fair value hierarchy. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than as derivatives. As of December 31, 2017 and 2016, the Company had no derivative instruments.

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

December 31, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$227,805	$—	$—	$227,805
U.S. agency securities	—	33,114	—	33,114
U.S. agency mortgage-backed securities	—	456,037	—	456,037
Municipal debt securities	—	465,255	—	465,255
Corporate debt securities	—	611,728	—	611,728
Residential and commercial mortgage securities	—	79,407	—	79,407
Asset-backed securities	—	167,922	—	167,922
Money market funds	263,797	—	—	263,797
Total assets at fair value	$491,602	$1,813,463	$—	$2,305,065

December 31, 2016 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$191,548	$—	$—	$191,548
U.S. agency securities	—	18,441	—	18,441
U.S. agency mortgage-backed securities	—	316,494	—	316,494
Municipal debt securities	—	334,324	—	334,324
Corporate debt securities	—	456,357	—	456,357
Residential and commercial mortgage securities	—	68,336	—	68,336
Asset-backed securities	—	127,172	—	127,172
Money market funds	102,430	—	—	102,430
Total assets at fair value	$293,978	$1,321,124	$—	$1,615,102

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents changes during the years ended December 31, 2017 and 2016 in Level 3 liabilities measured at fair value on a recurring basis, and the net realized and unrealized losses (gains) related to the Level 3 liabilities in the consolidated balance sheets at December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, we had no Level 3 assets.

	Year Ended December 31,
(In thousands)	2017	2016
Level 3 Liabilities
Fair value of derivative liabilities at beginning of period	$—	$1,232
Net realized and unrealized losses (gains) included in income	—	(1,934)
Other comprehensive (income) loss	—	—
Purchases, sales, issues and settlements, net	—	702
Gross transfers in	—	—
Gross transfers out	—	—
Fair value of derivative liabilities at end of period	$—	$—

Changes in net unrealized losses (gains) included in income on instruments held at end of period	$—	$(1,934)

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

(In thousands)	2017	2016	2015
Essent Guaranty
Statutory net income	$261,811	$215,951	$172,688
Statutory surplus	761,006	578,887	522,172
Contingency reserve liability	678,701	480,829	315,058

Essent PA
Statutory net income	$10,250	$12,978	$15,200
Statutory surplus	45,509	47,387	47,139
Contingency reserve liability	43,141	36,401	27,502

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At December 31, 2017 and 2016, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2017, Essent Guaranty increased its contingency reserve by $197.9 million and Essent PA increased its contingency reserve by $6.7 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2017, 2016 or 2015.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2017 and 2016, all such requirements were met.

Essent Re's statutory capital and surplus was $662.6 million and $401.1 million as of December 31, 2017 and 2016, respectively, and statutory net income was $96.9 million and $56.7 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Note 18. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2017, Essent PA's risk-to-capital ratio was 5.4:1 and there were no amounts outstanding related to this agreement.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited results of operations for each quarter of 2017 and 2016. We have prepared the consolidated quarterly information on a basis consistent with the audited consolidated financial statements. In the opinion of management, the financial information reflects all adjustments (which include normal recurring adjustments) required for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with our audited financial statements and the related notes. The results of interim periods are not necessarily indicative of the results for the full year.

	2017
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$147,976	$137,940	$126,563	$117,651
Other revenues	13,134	12,263	11,043	9,941
Provision for losses and LAE	17,456	4,313	1,770	3,693
Other underwriting and operating expenses	36,480	37,035	35,686	36,332
Interest expense	1,817	1,456	1,189	716
Income before income taxes	105,357	107,399	98,961	86,851
Net income	162,638	78,393	72,118	66,598
Basic earnings per Common Share	$1.69	$0.83	$0.79	$0.73
Diluted earnings per Common Share	$1.65	$0.82	$0.77	$0.72
Basic weighted average Common Shares outstanding	96,429	94,185	91,381	91,258
Diluted weighted average Common Shares outstanding	98,497	96,094	93,162	93,023

	2016
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$116,792	$110,801	$100,711	$94,403
Other revenues	9,581	10,453	7,454	8,063
Provision for losses and LAE	3,865	4,965	2,964	3,731
Other underwriting and operating expenses	34,836	32,792	31,409	31,388
Interest expense	370	56	—	—
Income before income taxes	87,302	83,441	73,792	67,347
Net income	62,686	59,711	52,258	47,951
Basic earnings per Common Share	$0.69	$0.66	$0.57	$0.53
Diluted earnings per Common Share	$0.68	$0.65	$0.57	$0.52
Basic weighted average Common Shares outstanding	90,991	90,961	90,912	90,785
Diluted weighted average Common Shares outstanding	92,577	92,399	92,138	91,859

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2017

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$679,654	$668,059	$668,059
States, municipalities and political subdivisions	457,418	465,255	465,255
Residential and commercial mortgage securities	78,974	79,407	79,407
Asset-backed securities	167,638	167,922	167,922
All other corporate bonds	610,516	611,728	611,728
Total fixed maturities	1,994,200	1,992,371	1,992,371
Short-term investments	312,714	312,694	312,694
Total investments	$2,306,914	$2,305,065	$2,305,065

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2017	2016
Assets
Investments
Fixed maturities (amortized cost: 2017 — $0; 2016 — $10,002)	$—	$10,004
Short-term investments (amortized cost: 2017 — $97,926; 2016 — $32,039)	97,917	32,036
Total investments	97,917	42,040
Cash	6,250	4,521
Due from affiliates	987	1,750
Investment in consolidated subsidiaries	1,956,955	1,393,720
Other assets	2,662	2,452
Total Assets	$2,064,771	$1,444,483

Liabilities and stockholders' equity
Liabilities
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,409 in 2017 and $0 in 2016)	$123,591	$100,000
Other accrued liabilities	744	710
Total liabilities	124,335	100,710
Commitments and contingencies
Stockholders' Equity
Common shares	1,476	1,397
Additional paid-in capital	1,127,137	918,296
Accumulated other comprehensive loss	(3,252)	(12,255)
Retained earnings	815,075	436,335
Total stockholders' equity	1,940,436	1,343,773
Total liabilities and stockholders' equity	$2,064,771	$1,444,483

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenues:
Net investment income	$494	$284	$421
Realized investment (losses) gains, net	(2)	111	(181)
Administrative service fees from subsidiaries	489	473	437
Total revenues	981	868	677
Expenses:
Administrative service fees to subsidiaries	2,127	1,760	1,762
Other operating expenses	4,968	4,832	3,554
Interest expense	4,371	426	—
Total expenses	11,466	7,018	5,316
Loss before income taxes and equity in undistributed net income in subsidiaries	(10,485)	(6,150)	(4,639)
Loss before equity in undistributed net income of subsidiaries	(10,485)	(6,150)	(4,639)
Equity in undistributed net income of subsidiaries	390,232	228,756	161,970
Net income	$379,747	$222,606	$157,331
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $4,519 in 2017, ($2,941) in 2016 and ($1,285) in 2015	8,068	(12,156)	(4,766)
Total other comprehensive income (loss)	8,068	(12,156)	(4,766)
Comprehensive income	$387,815	$210,450	$152,565

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2017	2016	2015
Operating Activities
Net income	$379,747	$222,606	$157,331
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(390,232)	(228,756)	(161,970)
Loss (gain) on the sale of investments, net	2	(111)	181
Stock-based compensation expense	807	880	880
Amortization of premium on investment securities	—	169	399
Changes in assets and liabilities:
Other assets	1,421	121	(40)
Other accrued liabilities	18,236	17,433	15,153
Net cash provided by operating activities	9,981	12,342	11,934
Investing Activities
Net change in short-term investments	(65,887)	(6,525)	91,119
Investments in subsidiaries	(164,927)	(130,101)	(61,328)
Purchase of investments available for sale	—	—	(130,461)
Proceeds from maturity of investments available for sale	10,000	10,000	—
Proceeds from sales of investments available for sale	—	16,582	94,429
Net cash used in investing activities	(220,814)	(110,044)	(6,241)
Financing Activities
Issuance of common shares, net of costs	197,829	—	(537)
Credit facility borrowings	75,000	100,000	—
Credit facility repayments	(50,000)	—	—
Treasury stock acquired	(7,577)	(4,024)	(5,168)
Payment of issuance costs for credit facility	(2,690)	(2,436)	—
Other financing activities	—	142	53
Net cash provided by (used in) financing activities	212,562	93,682	(5,652)
Net increase (decrease) in cash	1,729	(4,020)	41
Cash at beginning of year	4,521	8,541	8,500
Cash at end of year	$6,250	$4,521	$8,541

Supplemental Disclosure of Cash Flow Information
Interest payments	$(4,045)	$(324)	$—

Noncash Transactions
Repayment of borrowings with term loan proceeds (see Note C)	$(125,000)	$—	$—

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2017, Essent Guaranty had unassigned surplus of approximately $70.7 million. Essent PA had unassigned surplus of approximately $6.5 million as of December 31, 2017.

During the three years ending December 31, 2017, the Parent Company did not receive any dividends from its subsidiaries.

Note C

As more fully discussed in Note 7 of our consolidated financial statements, during 2017, the Parent Company and its subsidiaries entered into an amended and restated four-year, secured credit facility with a committed capacity of $375 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on April 19, 2016, and provides for (i) an increase in the revolving credit facility from $200 million to $250 million, (ii) the issuance of term loans of $125 million, the proceeds of which were used at closing to pay down borrowings outstanding under the revolving credit facility, and (iii) a $75 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. At December 31, 2017, the Parent Company's borrowings under the Credit Facility contractually mature in 2021.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2018 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2018 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2018 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2018 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2018 Annual General Meeting of Shareholders.

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

10.1
Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)

10.2	†	Leadership Bonus Program (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.3	†	2013 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 333-191193) filed on April 3, 2017)
10.4	†
Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.5	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.6	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.7	†
Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.8	†
Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.9	†
Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Lawrence E. McAlee (incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)

10.10	†
Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)

10.11	†
Employment Agreement, dated as of March 13, 2015, by and between Essent Reinsurance Ltd. and Joseph Hissong (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)

10.12	†
Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Jeff Cashmer (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 16, 2017)

10.13	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.14	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.15
Amended and Restated Credit Agreement, dated as of May 17, 2017, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-36157) filed on May 18, 2017)

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
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 20th day of February, 2018.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 20, 2018
Mark A. Casale

/s/ LAWRENCE E. MCALEE	Senior Vice President, Chief Financial Officer	February 20, 2018
Lawrence E. McAlee

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer	February 20, 2018
David B. Weinstock

/s/ ADITYA DUTT	Director	February 20, 2018
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 20, 2018
Robert Glanville

/s/ ROY J. KASMAR	Director	February 20, 2018
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 20, 2018
Allan Levine

Signature	Title	Date

/s/ DOUGLAS J. PAULS	Director	February 20, 2018
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 20, 2018
William Spiegel

/s/ ANDREW TURNBULL	Director	February 20, 2018
Andrew Turnbull

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