Form 10-Q
period 2018-03-31
Essent Group Ltd.
filed 2018-05-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 1, 2018 was 98,105,419.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2018	2017
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2018 — $2,116,143; 2017 — $1,994,200)	$2,080,365	$1,992,371
Short-term investments (amortized cost: 2018 — $380,776; 2017 — $312,714)	380,762	312,694
Total investments	2,461,127	2,305,065
Cash	32,958	43,524
Accrued investment income	14,383	12,807
Accounts receivable	45,953	29,752
Deferred policy acquisition costs	15,563	15,354
Property and equipment (at cost, less accumulated depreciation of $51,363 in 2018 and $50,466 in 2017)	6,590	6,979
Prepaid federal income tax	151,294	252,157
Other assets	13,349	8,730
Total assets	$2,741,217	$2,674,368

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$49,966	$46,850
Unearned premium reserve	272,339	259,672
Net deferred tax liability	132,325	127,636
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,303 in 2018 and $1,409 in 2017)	263,697	248,591
Securities purchases payable	6,201	14,999
Other accrued liabilities	21,399	36,184
Total liabilities	745,927	733,932
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,102 shares in 2018 and 98,434 shares in 2017	1,472	1,476
Additional paid-in capital	1,099,676	1,127,137
Accumulated other comprehensive loss	(32,002)	(3,252)
Retained earnings	926,144	815,075
Total stockholders’ equity	1,995,290	1,940,436
Total liabilities and stockholders’ equity	$2,741,217	$2,674,368

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Revenues:
Net premiums written	$165,225	$119,297
Increase in unearned premiums	(12,667)	(1,646)
Net premiums earned	152,558	117,651
Net investment income	13,714	8,435
Realized investment gains, net	197	655
Other income	994	851
Total revenues	167,463	127,592

Losses and expenses:
Provision for losses and LAE	5,309	3,693
Other underwriting and operating expenses	38,124	36,332
Interest expense	2,450	716
Total losses and expenses	45,883	40,741

Income before income taxes	121,580	86,851
Income tax expense	10,511	20,253
Net income	$111,069	$66,598

Earnings per share:
Basic	$1.14	$0.73
Diluted	1.13	0.72

Weighted average shares outstanding:
Basic	97,298	91,258
Diluted	97,951	93,023

Net income	$111,069	$66,598

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($5,193) in 2018 and $2,061 in 2017	(28,750)	4,850
Total other comprehensive (loss) income	(28,750)	4,850
Comprehensive income	$82,319	$71,448

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2017	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				379,747		379,747
Other comprehensive income			8,068			8,068
Issuance of common shares, net of issuance cost of $1,802	75	197,623				197,698
Issuance of management incentive shares	8	(8)				—
Stock-based compensation expense		18,688				18,688
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,577)	(7,577)
Cancellation of treasury stock	(4)	(7,573)			7,577	—
Reclassification of certain income tax effects resulting from tax reform			935	(935)		—
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436

Net income				111,069		111,069
Other comprehensive loss			(28,750)			(28,750)
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		3,605				3,605
Treasury stock acquired					(31,070)	(31,070)
Cancellation of treasury stock	(10)	(31,060)			31,070	—
Balance at March 31, 2018	$1,472	$1,099,676	$(32,002)	$926,144	$—	$1,995,290

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating Activities
Net income	$111,069	$66,598
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(197)	(655)
Depreciation and amortization	897	1,001
Stock-based compensation expense	3,605	4,619
Amortization of premium on investment securities	3,287	2,983
Deferred income tax provision	9,882	18,042
Change in:
Accrued investment income	(1,576)	(703)
Accounts receivable	(2,238)	(1,887)
Deferred policy acquisition costs	(209)	(93)
Prepaid federal income tax	100,863	615
Other assets	(4,619)	(975)
Reserve for losses and LAE	3,116	1,326
Unearned premium reserve	12,667	1,646
Other accrued liabilities	(14,679)	(14,629)
Net cash provided by operating activities	221,868	77,888

Investing Activities
Net change in short-term investments	(68,068)	19,968
Purchase of investments available for sale	(266,847)	(200,795)
Proceeds from maturity of investments available for sale	16,601	18,206
Proceeds from sales of investments available for sale	102,458	60,129
Purchase of property and equipment	(508)	(1,087)
Net cash used in investing activities	(216,364)	(103,579)

Financing Activities
Credit facility borrowings	15,000	25,000
Treasury stock acquired	(31,070)	(7,127)
Net cash (used in) provided by financing activities	(16,070)	17,873

Net decrease in cash	(10,566)	(7,818)
Cash at beginning of year	43,524	27,531
Cash at end of period	$32,958	$19,713

Supplemental Disclosure of Cash Flow Information
Income tax payments	$—	$(1,200)
Interest payments	(2,324)	(701)

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2017, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2018 prior to the issuance of these condensed consolidated financial statements.

Note 2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In December 2016, the FASB clarified that all contracts that are within the scope of Topic 944, Financial Services-Insurance, are excluded from the scope of ASU 2014-09. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material effect on the Company's consolidated operating results or financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires certain equity investments (except those accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A qualitative assessment for impairment is

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

required for equity investments without readily determinable fair values. This update also requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. In addition, an entity is required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material effect on the Company's consolidated operating results or financial position.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

March 31, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$211,888	$—	$(7,332)	$204,556
U.S. agency securities	33,663	—	(842)	32,821
U.S. agency mortgage-backed securities	492,150	29	(15,959)	476,220
Municipal debt securities(1)	480,371	3,615	(5,053)	478,933
Corporate debt securities(2)	637,012	712	(10,781)	626,943
Residential and commercial mortgage securities	86,605	591	(766)	86,430
Asset-backed securities	183,444	429	(424)	183,449
Money market funds	371,786	—	(11)	371,775
Total investments available for sale	$2,496,919	$5,376	$(41,168)	$2,461,127

December 31, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$231,905	$2	$(4,102)	$227,805
U.S. agency securities	33,669	—	(555)	33,114
U.S. agency mortgage-backed securities	462,986	567	(7,516)	456,037
Municipal debt securities(1)	457,418	9,098	(1,261)	465,255
Corporate debt securities(2)	610,516	4,249	(3,037)	611,728
Residential and commercial mortgage securities	78,974	791	(358)	79,407
Asset-backed securities	167,638	467	(183)	167,922
Money market funds	263,808	—	(11)	263,797
Total investments available for sale	$2,306,914	$15,174	$(17,023)	$2,305,065

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	63.4%	63.6%
General obligation bonds	31.2	30.7
Certificate of participation bonds	4.1	4.4
Tax allocation bonds	0.8	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	41.9%	45.9%
Consumer, non-cyclical	17.7	16.2
Communications	10.9	7.3
Energy	7.8	7.8
Utilities	5.2	5.3
Industrial	5.1	6.3
Consumer, cyclical	4.8	5.3
Technology	3.9	3.9
Basic materials	2.7	2.0
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$12,815	$12,809
Due after 1 but within 5 years	93,015	91,492
Due after 5 but within 10 years	76,197	71,833
Due after 10 years	29,861	28,422
Subtotal	211,888	204,556
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	33,663	32,821
Subtotal	33,663	32,821
Municipal debt securities:
Due in 1 year	40,259	40,197
Due after 1 but within 5 years	82,714	82,215
Due after 5 but within 10 years	198,553	198,335
Due after 10 years	158,845	158,186
Subtotal	480,371	478,933
Corporate debt securities:
Due in 1 year	72,533	72,250
Due after 1 but within 5 years	344,859	339,707
Due after 5 but within 10 years	200,838	196,224
Due after 10 years	18,782	18,762
Subtotal	637,012	626,943
U.S. agency mortgage-backed securities	492,150	476,220
Residential and commercial mortgage securities	86,605	86,430
Asset-backed securities	183,444	183,449
Money market funds	371,786	371,775
Total investments available for sale	$2,496,919	$2,461,127

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Realized gross gains	$791	$681
Realized gross losses	594	26

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,221	$(3,121)	$62,347	$(4,211)	$201,568	$(7,332)
U.S. agency securities	17,144	(363)	15,677	(479)	32,821	(842)
U.S. agency mortgage-backed securities	264,058	(5,594)	206,819	(10,365)	470,877	(15,959)
Municipal debt securities	260,852	(4,253)	22,839	(800)	283,691	(5,053)
Corporate debt securities	472,587	(7,635)	87,942	(3,146)	560,529	(10,781)
Residential and commercial mortgage securities	38,097	(458)	5,626	(308)	43,723	(766)
Asset-backed securities	94,019	(376)	5,730	(48)	99,749	(424)
Money market funds	57,473	(11)	—	—	57,473	(11)
Total	$1,343,451	$(21,811)	$406,980	$(19,357)	$1,750,431	$(41,168)

	Less than 12 months		12 months or more		Total
December 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$151,119	$(1,240)	$69,454	$(2,862)	$220,573	$(4,102)
U.S. agency securities	17,320	(190)	15,794	(365)	33,114	(555)
U.S. agency mortgage-backed securities	180,443	(1,394)	217,944	(6,122)	398,387	(7,516)
Municipal debt securities	124,171	(817)	23,492	(444)	147,663	(1,261)
Corporate debt securities	214,371	(1,213)	94,261	(1,824)	308,632	(3,037)
Residential and commercial mortgage securities	29,842	(179)	5,988	(179)	35,830	(358)
Asset-backed securities	58,798	(133)	5,828	(50)	64,626	(183)
Money market funds	59,489	(11)	—	—	59,489	(11)
Total	$835,553	$(5,177)	$432,761	$(11,846)	$1,268,314	$(17,023)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in each of the three months ended March 31, 2018 and 2017.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million as of March 31, 2018 and December 31, 2017. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $676.9 million at March 31, 2018 and $615.8 million at December 31, 2017. In March 2018, Essent Guaranty entered into an excess-of-loss reinsurance agreement. See Note 4. In connection with this agreement, Essent Guaranty is required to maintain assets on deposit for the benefit of the reinsurer. The fair value of the assets on deposit was $3.3 million at March 31, 2018.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2018	2017
Fixed maturities	$13,643	$9,019
Short-term investments	751	59
Gross investment income	14,394	9,078
Investment expenses	(680)	(643)
Net investment income	$13,714	$8,435

Note 4. Reinsurance

In the ordinary course of business, our insurance subsidiaries may use reinsurance to provide protection against adverse loss experience and to expand our capital sources. Reinsurance recoverables are recorded as assets, predicated on a reinsurer's ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts.

On March 22, 2018, Essent Guaranty entered into a fully collateralized reinsurance agreement with Radnor Re 2018-1 Ltd. ("Radnor Re"), an unaffiliated special purpose insurer domiciled in Bermuda, that provides for up to $424.4 million of aggregate excess-of-loss reinsurance coverage at inception for new defaults on a portfolio of mortgage insurance policies issued between January 1, 2017 and December 31, 2017. For the reinsurance coverage period, Essent Guaranty and its affiliates will retain the first layer of $224.7 million of aggregate losses, and Radnor Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to Radnor Re is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR plus a risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the reinsurance agreement, which includes an option to terminate after five years from issuance. If the reinsurance agreement is not terminated after five years from issuance, the risk margin component of the reinsurance premium payable to Radnor Re increases by 50%. Radnor Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $424.4 million to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into a reinsurance trust for the benefit of Essent Guaranty that will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the mortgage insurance-linked notes.

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net premiums written:
Direct	$165,519	$119,297
Ceded	(294)	—
Net premiums written	$165,225	$119,297

Net premiums earned:
Direct	$152,852	$117,651
Ceded	(294)	—
Net premiums earned	$152,558	$117,651

The amount of monthly reinsurance premium ceded will fluctuate due to changes in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As the reinsurance premium

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

will vary based on changes in these rates, we concluded that the reinsurance agreement contains an embedded derivative that will be accounted for separately like a freestanding derivative. The fair value of this derivative at March 31, 2018 and the change in its fair value from inception of the reinsurance agreement to March 31, 2018 was not material.

In connection with entering the reinsurance agreement with Radnor Re, we concluded that the risk transfer requirements for reinsurance accounting were met as Radnor Re is assuming significant insurance risk and a reasonable possibility of a significant loss. In addition, we assessed whether Radnor Re was a variable interest entity ("VIE") and the appropriate accounting for Radnor Re if it was a VIE. A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. A VIE is consolidated by its primary beneficiary. The primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of the decision-making ability and ability to influence activities that significantly affect the economic performance of the VIE. We concluded that Radnor Re is a VIE. However, given that Essent Guaranty (1) does not have the unilateral power to direct the activities that most significantly affect Radnor Re’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits that could be potentially significant to Radnor Re, Radnor Re is not consolidated in these financial statements.

The following table presents total assets of Radnor Re as well as our maximum exposure to loss associated with Radnor Re, representing the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of March 31, 2018:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$424,412	$—	$15,466	$15,466
Total	$424,412	$—	$15,466	$15,466

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

($ in thousands)	2018	2017
Reserve for losses and LAE at beginning of period	$46,850	$28,142
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	46,850	28,142
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	9,952	7,090
Prior years	(4,643)	(3,397)
Net incurred losses and LAE during the current period	5,309	3,693
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	—	1
Prior years	2,193	2,366
Net loss and LAE payments during the current period	2,193	2,367
Net reserve for losses and LAE at end of period	49,966	29,468
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$49,966	$29,468

Loans in default at end of period	4,442	1,777

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2018, $2.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $4.6 million favorable prior year development during the three months ended March 31, 2018. Reserves remaining as of March 31, 2018 for prior years are $40.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2017, $2.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $3.4 million favorable prior year development during the three months ended March 31, 2017. Reserves remaining as of March 31, 2017 for prior years were $22.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default identified as hurricane-related defaults totaled 2,288 as of December 31, 2017. During the first quarter of 2018, the number of hurricane-related defaults declined to 1,768 as of March 31, 2018 as 520 hurricane-related loans in default cured. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of March 31, 2018 and December 31, 2017, we applied a lower estimated claim rate to the hurricane-related defaults than the claim rate we apply to other notices in our default inventory. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at March 31, 2018 and December 31, 2017. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

On May 17, 2017, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into an amended and restated four-year, secured credit facility with a committed capacity of $375 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on April 19, 2016, and provides for (i) an increase in the revolving credit facility from $200 million to $250 million, (ii) the issuance of term loans of $125 million, the proceeds of which were used at closing to pay down borrowings outstanding under the revolving credit facility, and (iii) a $75 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 12). The $125 million term loans contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants. As of March 31, 2018, the Company was in compliance with the covenants and $265 million had been borrowed under the Credit Facility with a weighted average interest rate of 3.82%. As of December 31, 2017, $250 million had been borrowed with a weighted average interest rate of 3.49%.

On May 2, 2018, the Credit Facility was amended to increase the committed capacity by $125 million to $500 million and to increase the uncommitted line by $25 million to $100 million. The revolving component of the Credit Facility was increased from $250 million to $275 million, and the Borrowers issued $100 million of additional term loans, the proceeds of which were used to pay down borrowings outstanding under the revolving component of the Credit Facility. After completing this increase, the Company had $225 million of term loans outstanding and $40 million borrowed under the revolving

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

component of the Credit Facility. The interest rate, contractual maturity and other terms of the Credit Facility are otherwise unchanged from those described above.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2018 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2018, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the three months ended March 31, 2018:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,595	$17.03	410	$21.12	536	$29.13
Granted	113	45.02	73	45.02	115	44.19
Vested	(1,226)	14.71	(271)	18.55	(192)	27.53
Forfeited	—	N/A	—	N/A	(3)	31.93
Outstanding at March 31, 2018	482	$29.49	212	$32.63	456	$33.59

In February 2018, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2018 vest in three equal installments on March 1, 2019, 2020 and 2021. The performance-based share awards granted in February 2018 vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2018 and vest on March 1, 2021. The

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

portion of these nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<15%	0%
Threshold	15%	25%
	16%	50%
	17%	75%
Maximum	≥18%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2017, in February 2018, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2019, 2020 and 2021. In May 2018, 25,712 time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares or share units that vested was $74.0 million and $19.0 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $28.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2018 and we expect to recognize the expense over a weighted average period of 2.3 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 710,285 in the three months ended March 31, 2018. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2018.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Compensation expense	$3,605	$4,619
Income tax benefit	672	1,483

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Net income	$111,069	$66,598
Less: dividends declared	—	—
Net income available to common shareholders	$111,069	$66,598
Basic earnings per share	$1.14	$0.73
Diluted earnings per share	$1.13	$0.72
Basic weighted average shares outstanding	97,298	91,258
Dilutive effect of nonvested shares	653	1,765
Diluted weighted average shares outstanding	97,951	93,023

There were 166,323 and 162,930 antidilutive shares for the three months ended March 31, 2018 and 2017, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of March 31, 2018 and 2017, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if March 31 was the end of the contingency period.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(1,849)	$(1,403)	$(3,252)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(33,746)	5,120	(28,626)
Less: Reclassification adjustment for gains included in net income (1)	(197)	73	(124)
Net unrealized losses on investments	(33,943)	5,193	(28,750)
Other comprehensive loss	(33,943)	5,193	(28,750)
Balance at end of period	$(35,792)	$3,790	$(32,002)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	7,566	(2,289)	5,277
Less: Reclassification adjustment for gains included in net income (1)	(655)	228	(427)
Net unrealized gains on investments	6,911	(2,061)	4,850
Other comprehensive income	6,911	(2,061)	4,850
Balance at end of period	$(7,525)	$120	$(7,405)

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

March 31, 2018 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$204,556	$—	$—	$204,556
U.S. agency securities	—	32,821	—	32,821
U.S. agency mortgage-backed securities	—	476,220	—	476,220
Municipal debt securities	—	478,933	—	478,933
Corporate debt securities	—	626,943	—	626,943
Residential and commercial mortgage securities	—	86,430	—	86,430
Asset-backed securities	—	183,449	—	183,449
Money market funds	371,775	—	—	371,775
Total assets at fair value	$576,331	$1,884,796	$—	$2,461,127

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$227,805	$—	$—	$227,805
U.S. agency securities	—	33,114	—	33,114
U.S. agency mortgage-backed securities	—	456,037	—	456,037
Municipal debt securities	—	465,255	—	465,255
Corporate debt securities	—	611,728	—	611,728
Residential and commercial mortgage securities	—	79,407	—	79,407
Asset-backed securities	—	167,922	—	167,922
Money market funds	263,797	—	—	263,797
Total assets at fair value	$491,602	$1,813,463	$—	$2,305,065

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

(In thousands)	2018	2017
Essent Guaranty
Statutory net income	$93,002	$60,806
Statutory surplus	807,363	595,102
Contingency reserve liability	734,944	525,256

Essent PA
Statutory net income	$2,475	$2,805
Statutory surplus	46,505	43,299
Contingency reserve liability	44,606	38,219

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2018 and 2017, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2018 and 2017, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2018 and December 31, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2018, Essent Guaranty increased its contingency reserve by $56.2 million and Essent PA increased its contingency reserve by $1.5 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2018 or 2017.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2017, all such requirements were met.

Essent Re's statutory capital and surplus was $684.6 million as of March 31, 2018 and $662.6 million as of December 31, 2017. Essent Re's statutory net income was $31.2 million and $20.2 million for the three months ended March 31, 2018 and 2017, respectively. Statutory capital and surplus as of March 31, 2018 and statutory net income in the three months ended March 31, 2018 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2017 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service. Essent Guaranty, Inc. ("Essent Guaranty"), our wholly-owned insurance subsidiary, is licensed to write coverage in all 50 states and the District of Columbia. The financial strength of Essent Guaranty, Inc. is rated Baa1 with a stable outlook by Moody’s Investor Services (“Moody's”) and BBB+ with a stable outlook by S&P Global Ratings (“S&P”).

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 395 employees as of March 31, 2018. We generated new insurance written, or NIW, of approximately $9.3 billion and $8.0 billion for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had approximately $115.3 billion of insurance in force. Our top ten customers represented approximately 39.3%, 45.8%, 35.1% and 36.6% of NIW on a flow basis for the three months ended March 31, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of March 31, 2018, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $557.7 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

Based on a confidential draft proposal that we received from the GSEs, we believe that the updated PMIERs may be finalized in the second quarter of 2018 and become effective no sooner than the fourth quarter of 2018, 180 days after their release.

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

•
Premium rates, which represent the amount of the premium due as a percentage of IIF. Premium rates are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

•
Premiums ceded or assumed under reinsurance arrangements. Prior to March 2018, we had not ceded any premiums under third-party reinsurance contracts. In March 2018, Essent Guaranty entered into a third-party reinsurance agreement. See Note 4 to our condensed consolidated financial statements.

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2018 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2018, monthly and single premium policies comprised 79.7% and 20.3% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 83.5% at March 31, 2018. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2018. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Other income also includes revenues associated with contract underwriting services and underwriting services to third-party reinsurers. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. Revenue from underwriting services to third-party reinsurers is dependent upon the number of customers who have engaged us for this service and the number of transactions underwritten for these customers.

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

•	the product mix of IIF, with loans having higher risk characteristics generally resulting in higher defaults and claims;

•	the size of loans insured, with higher average loan amounts tending to increase losses incurred;

•	the loan-to-value ratio, with higher average loan-to-value ratios tending to increase losses incurred;

•	the percentage of coverage on insured loans, with deeper average coverage tending to increase losses incurred;

•	credit quality of borrowers, including higher debt-to-income ratios and lower FICO scores, which tend to increase incurred losses;

•	the level and amount of reinsurance coverage maintained with third parties;

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 69% of our IIF as of March 31, 2018 having been originated since January 1, 2016. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2018, 69% of our IIF relates to business written since January 1, 2016 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default identified as hurricane-related defaults totaled 2,288 as of December 31, 2017. During the first quarter of 2018, the number of hurricane-related defaults declined to 1,768 as of March 31, 2018 as 520 hurricane-related loans in default cured. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of March 31, 2018, we applied a lower estimated claim rate to the hurricane-related defaults than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

Third Party Reinsurance

We use third-party reinsurance provide protection against adverse loss experience and to expand our capital sources. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums, but also reduce our risk in force ("RIF"), which provides capital relief, and may include capital relief under the PMIERs financial strength requirements. Our incurred losses are reduced by any incurred losses ceded in accordance with the reinsurance agreement. For additional information regarding reinsurance, see Note 4 to our condensed consolidated financial statements.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 62% of other underwriting and operating expenses for the three months ended March 31, 2018, compared to 64% of other underwriting and operating expenses for the three months ended March 31, 2017. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Interest Expense

Interest expense is incurred as a result of borrowings under our amended and restated four-year, secured credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2018 and 2017 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2018	2017
IIF, beginning of period	$110,461,950	$83,265,522
NIW	9,336,150	8,034,153
Cancellations	(4,547,151)	(3,306,448)
IIF, end of period	$115,250,949	$87,993,227
Average IIF during the period	$112,940,346	$85,488,081
RIF, end of period	$28,267,149	$21,801,667

The following is a summary of our IIF at March 31, 2018 by vintage:

($ in thousands)	$	%
2018 (through March 31)	$9,272,390	8.0%
2017	41,114,906	35.7
2016	29,173,825	25.3
2015	16,271,432	14.1
2014	10,124,415	8.8
2013 and prior	9,293,981	8.1
	$115,250,949	100.0%

Average Premium Rate

Our average premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing; and (5) premiums ceded. For the three months ended March 31, 2018 and 2017, our average premium rate was 0.52% and 0.53%, respectively.

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

As of March 31, 2018, our combined net risk in force for our U.S. insurance companies was $22.2 billion and our combined statutory capital was $1.6 billion, resulting in a risk-to-capital ratio of 13.6 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues:
Net premiums written	$165,225	$119,297
Increase in unearned premiums	(12,667)	(1,646)
Net premiums earned	152,558	117,651
Net investment income	13,714	8,435
Realized investment gains, net	197	655
Other income	994	851
Total revenues	167,463	127,592

Losses and expenses:
Provision for losses and LAE	5,309	3,693
Other underwriting and operating expenses	38,124	36,332
Interest expense	2,450	716
Total losses and expenses	45,883	40,741
Income before income taxes	121,580	86,851
Income tax expense	10,511	20,253
Net income	$111,069	$66,598

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018, we reported net income of $111.1 million, compared to net income of $66.6 million for the three months ended March 31, 2017. The increase in our operating results in 2018 over the same period in 2017 was primarily due to the increase in net premiums earned associated with the growth of our IIF, the increase in net investment income and the decrease in income taxes primarily due to the reduction of the U.S. statutory corporate income tax rate, partially offset by increases in other underwriting and operating expenses, the provision for losses and loss adjustment expenses and interest expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2018 by 30%, compared to the three months ended March 31, 2017 primarily due to the increase in our average IIF from $85.5 billion at March 31, 2017 to $112.9 billion at March 31, 2018, partially offset by a decrease in average premium rate from 0.53% for the three months ended March 31, 2017 to 0.52% for the three months ended March 31, 2018. The decrease in the average premium rate during the three months ended March 31, 2018 is due primarily to a decrease in premium earned on the cancellation of non-refundable single premium policies relative to average IIF in the respective periods. We anticipate that our average premium rate will decline approximately 0.01% in the nine months ended December 31, 2018 as a result of premiums ceded under third-party reinsurance agreements in effect as of March 31, 2018.

Net premiums written increased in the three months ended March 31, 2018 by 38% over the three months ended March 31, 2017. The increase was due primarily to the increase in average IIF of 32% for the three months ended March 31, 2018 as compared to the same period in 2017.

In the three months ended March 31, 2018 and 2017, unearned premiums increased by $12.7 million and $1.6 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $31.2 million and $18.2 million, respectively, which was partially offset by $18.5 million and $16.6 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2018	2017
Fixed maturities	$13,643	$9,019
Short-term investments	751	59
Gross investment income	14,394	9,078
Investment expenses	(680)	(643)
Net investment income	$13,714	$8,435

The increase in net investment income for the three months ended March 31, 2018 as compared to the same period in 2017 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $2.4 billion for the three months ended March 31, 2018 from $1.7 billion for the three months ended March 31, 2017, primarily as a result of investing cash flows from operations, proceeds from the public offering of common shares completed in August 2017 and borrowings under our Credit Facility. The pre-tax investment income yield increased from 2.2% in the three months ended March 31, 2017 to 2.4% in the three months ended March 31, 2018, primarily due to an increase in the portion of our investment portfolio invested in spread and duration assets and higher yields on new investments. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and underwriting services to third-party reinsurers. The increase in other income for the three months ended March 31, 2018 as compared to the same period in 2017, was primarily due to the increase in underwriting services to third-party reinsurers, partially offset by decreases in contract underwriting revenues and Triad service fees associated with the reduction in the number of Triad's mortgage insurance policies in force. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $5.3 million and $3.7 million in the three months ended March 31, 2018 and 2017, respectively. The increase in the provision for losses and LAE in the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the increase in the number of non-hurricane-related insured loans in default. In the three months ended March 31, 2018, loans in default identified as hurricane-related defaults decreased by 520 to 1,768 as of March 31, 2018. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Beginning default inventory	4,783	1,757
Plus: new defaults	1,994	1,200
Less: cures	(2,270)	(1,114)
Less: claims paid	(63)	(65)
Less: rescissions and denials, net	(2)	(1)
Ending default inventory	4,442	1,777

The increase in the number of defaults at March 31, 2018 compared to March 31, 2017 was primarily due to the hurricane-related defaults remaining in the default inventory, as well as the increase in our IIF and policies in force, along with further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of March 31,
	2018	2017
Case reserves (in thousands)	$45,702	$26,964
Total reserves (in thousands)	$49,966	$29,468
Ending default inventory	4,442	1,777
Average case reserve per default (in thousands)	$10.3	$15.2
Average total reserve per default (in thousands)	$11.2	$16.6
Default rate	0.86%	0.45%
Claims received included in ending default inventory	31	34

The decrease in the average case reserve per default was primarily due to a lower total reserve per hurricane-related default. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. Accordingly, when establishing our loss reserves as of March 31, 2018 and December 31, 2017, we applied a lower estimated claim rate to hurricane-related defaults than the claim rate we apply to other notices in our default inventory. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at March 31, 2018. Also contributing to the decrease in the average case reserve per default were changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended March 31,
(In thousands)	2018	2017
Reserve for losses and LAE at beginning of period	$46,850	$28,142
Add provision for losses and LAE occurring in:
Current period	9,952	7,090
Prior years	(4,643)	(3,397)
Incurred losses and LAE during the current period	5,309	3,693
Deduct payments for losses and LAE occurring in:
Current period	—	1
Prior years	2,193	2,366
Loss and LAE payments during the current period	2,193	2,367
Reserve for losses and LAE at end of period	$49,966	$29,468

	As of March 31, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,958	44%	$10,879	24%	$110,964	10%
Four to eleven payments	2,214	50	25,547	56	130,461	20
Twelve or more payments	239	5	7,877	17	13,343	59
Pending claims	31	1	1,399	3	1,576	89
Total case reserves	4,442	100%	45,702	100%	$256,344	18
IBNR			3,428
LAE and other			836
Total reserves for losses and LAE			$49,966

	As of March 31, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	869	49%	$6,426	24%	$50,004	13%
Four to eleven payments	690	39	13,428	50	38,252	35
Twelve or more payments	184	10	5,673	21	9,403	60
Pending claims	34	2	1,437	5	1,748	82
Total case reserves	1,777	100%	26,964	100%	$99,407	27
IBNR			2,022
LAE and other			482
Total reserves for losses and LAE			$29,468

During the three months ended March 31, 2018, the provision for losses and LAE was $5.3 million, comprised of $10.0 million of current year losses partially offset by $4.6 million of favorable prior years’ loss development. During the three months ended March 31, 2017, the provision for losses and LAE was $3.7 million, comprised of $7.1 million of current year losses partially offset by $3.4 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Number of claims paid	63	65
Amount of claims paid	$2,143	$2,307
Claim severity	76%	87%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2018		2017
($ in thousands)	$	%	$	%
Compensation and benefits	$23,565	62%	$23,179	64%
Other	14,559	38	13,153	36
	$38,124	100%	$36,332	100%

Number of employees at end of period		395		393

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits in the three months ended March 31, 2018 was comparable to the three months ended March 31, 2017 as the number of employees at the end of each period was essentially unchanged. In the three months ended March 31, 2018, a decrease in stock compensation expense associated with the full vesting of grants issued in 2013 and 2014 was largely offset by an increase in payroll taxes associated with the vesting of these grants. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three months ended March 31, 2018 and 2017, we incurred interest expense of $2.5 million and $0.7 million, respectively, associated with amounts outstanding under the Credit Facility. For the three months ended March 31, 2018 and 2017, the average amount outstanding under the Credit Facility was $260.2 million and $102.5 million, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annualized effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $10.5 million and $20.3 million for the three months ended March 31, 2018 and 2017, respectively. Income tax expense for the three months ended March 31, 2018 and 2017 was calculated using an annualized effective tax rate of 16.5% and 26.8%, respectively, and was reduced by $9.5 million and $3.0 million, respectively, of excess tax benefits associated with the vesting of common shares and common share units during the period. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annualized effective tax rate. The decrease in the annualized effective tax rate for 2018 reflects the reduction of the U.S. statutory corporate income tax rate from 35% to 21% and the expected portion of our consolidated earnings to be generated in Bermuda. Bermuda does not have a corporate income tax.

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

As of March 31, 2018, we had substantial liquidity with cash of $33.0 million, short-term investments of $380.8 million and fixed maturity investments of $2.1 billion. We also had $110 million available capacity under the revolving credit component of our Credit Facility, with $265 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021 and accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin and are paid monthly. At March 31, 2018, net cash and investments at the holding company were $75.9 million.

On May 2, 2018, we amended the Credit Facility to increase the committed capacity by $125 million to $500 million, including the issuance of $100 million of additional term loans, the proceeds of which were used to pay down borrowings outstanding under the revolving component of the Credit Facility. After completing this increase we had $235 million of available capacity under the revolving credit component of our Credit Facility. See Note 6 to our condensed consolidated financial statements.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2018, Essent Guaranty had unassigned surplus of approximately $102.1 million and has paid no dividends since its inception. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $7.5 million as of March 31, 2018. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2018, Essent Re had total equity of $684.8 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2018, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$221,868	$77,888
Net cash used in investing activities	(216,364)	(103,579)
Net cash (used in) provided by financing activities	(16,070)	17,873
Net decrease in cash	$(10,566)	$(7,818)

Operating Activities

Cash flow provided by operating activities totaled $221.9 million for the three months ended March 31, 2018, as compared to $77.9 million for the three months ended March 31, 2017. The increase in cash flow provided by operating activities of $144.0 million in 2018 was primarily due to $100.9 million of net redemptions of United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”), increases in premiums collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $216.4 million for the three months ended March 31, 2018, as compared to $103.6 million for the three months ended March 31, 2017. The increase in cash flow used in investing activities primarily related to investing cash flows from the business, the net redemption of T&L Bonds as well as net increased borrowings under the Credit Facility in 2018.

Financing Activities

Cash flow used in financing activities totaled $16.1 million for the three months ended March 31, 2018, as compared to cash flow provided by financing activities of $17.9 million for the three months ended March 31, 2017. The increase in cash flow used in financing activities was primarily related to an increase in treasury stock acquired from employees to satisfy tax withholding obligations, partially offset by $15 million of net increased borrowings under the Credit Facility.

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

During the three months ended March 31, 2018, Essent US Holdings, Inc. made capital contributions to Essent Guaranty of $15 million to support new and existing business. During three months ended March 31, 2017, no capital contributions were made to our U.S. insurance subsidiaries.

In March 2018, Essent Guaranty entered into a fully collateralized reinsurance agreement with Radnor Re 2018-1 Ltd. ("Radnor Re"), an unaffiliated special purpose insurer domiciled in Bermuda, that provides for up to $424.4 million of aggregate excess-of-loss reinsurance coverage at inception for new defaults on a portfolio of mortgage insurance policies issued between January 1, 2017 and December 31, 2017. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. This reinsurance coverage also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2018 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$854,338
Contingency reserves	779,550
Combined statutory capital	$1,633,888
Combined net risk in force	$22,181,471
Combined risk-to-capital ratio	13.6:1

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

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. As of March 31, 2018, Essent Re had total stockholders’ equity of $684.8 million and net risk in force of $6.6 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated Baa1 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of March 31, 2018, Essent Guaranty's Available Assets were $1.7 billion and its Minimum Required Assets were $1.3 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders’ Equity

As of March 31, 2018, stockholders’ equity was $2.0 billion compared to $1.9 billion as of December 31, 2017. This increase was primarily due to net income generated in 2018, partially offset by an increase in accumulated other comprehensive loss related to an increase in our unrealized investment losses.

Investments

The total fair value of our investment portfolio was $2.5 billion as of March 31, 2018 and $2.3 billion as of December 31, 2017. In addition, our total cash was $33.0 million as of March 31, 2018, compared to $43.5 million as of December 31, 2017. The increase in investments was primarily due to investing net cash flows from operations and the net borrowings under the Credit Facility during the three months ended March 31, 2018.

Investment Portfolio by Asset Class

Asset Class	March 31, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$204,556	8.3%	$227,805	9.9%
U.S. agency securities	32,821	1.3	33,114	1.4
U.S. agency mortgage-backed securities	476,220	19.3	456,037	19.8
Municipal debt securities(1)	478,933	19.5	465,255	20.2
Corporate debt securities(2)	626,943	25.5	611,728	26.5
Residential and commercial mortgage securities	86,430	3.5	79,407	3.5
Asset-backed securities	183,449	7.5	167,922	7.3
Money market funds	371,775	15.1	263,797	11.4
Total Investments	$2,461,127	100.0%	$2,305,065	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	63.4%	63.6%
General obligation bonds	31.2	30.7
Certificate of participation bonds	4.1	4.4
Tax allocation bonds	0.8	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	41.9%	45.9%
Consumer, non-cyclical	17.7	16.2
Communications	10.9	7.3
Energy	7.8	7.8
Utilities	5.2	5.3
Industrial	5.1	6.3
Consumer, cyclical	4.8	5.3
Technology	3.9	3.9
Basic materials	2.7	2.0
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	March 31, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,286,694	52.3%	$1,160,200	50.3%
Aa1	130,010	5.3	115,237	5.0
Aa2	122,350	5.0	123,551	5.4
Aa3	127,961	5.2	127,785	5.6
A1	220,156	8.9	205,369	8.9
A2	151,375	6.1	157,651	6.8
A3	135,577	5.5	148,246	6.4
Baa1	133,319	5.4	115,178	5.0
Baa2	98,590	4.0	87,869	3.8
Baa3	36,221	1.5	43,024	1.9
Below Baa3	18,874	0.8	20,955	0.9
Total Investments	$2,461,127	100.0%	$2,305,065	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	March 31, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$707,892	28.8%	$628,958	27.3%
1 to < 2 Years	141,339	5.7	164,856	7.2
2 to < 3 Years	293,604	11.9	280,177	12.2
3 to < 4 Years	199,392	8.1	263,799	11.4
4 to < 5 Years	311,762	12.7	263,273	11.4
5 or more Years	807,138	32.8	704,002	30.5
Total Investments	$2,461,127	100.0%	$2,305,065	100.0%

Top Ten Portfolio Holdings

	March 31, 2018
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 5.250% 11/15/2028	$28,422	$29,861	$(1,439)	Aaa
2	U.S. Treasury 1.500% 8/15/2026	18,595	20,405	(1,810)	Aaa
3	Freddie Mac 4.000% 7/1/2037	12,018	12,235	(217)	Aaa
4	U.S. Treasury 2.000% 1/15/2021	11,380	11,423	(43)	Aaa
5	Fannie Mae 1.500% 6/22/2020	11,080	11,308	(228)	Aaa
6	Ginnie Mae 4.000% 7/20/2045	10,249	10,766	(517)	Aaa
7	Freddie Mac 2.500% 10/1/2030	10,235	10,684	(449)	Aaa
8	Ginnie Mae 4.000% 8/20/2045	9,947	10,458	(511)	Aaa
9	U.S. Treasury 2.250% 11/15/2025	9,712	10,056	(344)	Aaa
10	Freddie Mac 3.000% 9/1/2046	9,702	10,298	(596)	Aaa
Total		$131,340	$137,494	$(6,154)
Percent of Investment Portfolio		5.3%

(1)
As of March 31, 2018, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2017
($ in thousands)	Security	Fair Value
1	U.S. Treasury 5.250% 11/15/2028	$29,358
2	U.S. Treasury 1.500% 8/15/2026	19,067
3	U.S. Treasury 0.000% 1/4/2018	14,999
4	Freddie Mac 4.000% 7/1/2037	12,639
5	Fannie Mae 1.500% 6/22/2020	11,165
6	Ginnie Mae 4.000% 7/20/2045	10,964
7	Freddie Mac 2.500% 10/1/2030	10,877
8	Ginnie Mae 4.000% 8/20/2045	10,666
9	Freddie Mac 3.000% 9/1/2046	10,173
10	U.S. Treasury 2.250% 11/15/2025	9,949
Total		$139,857
Percent of Investment Portfolio		6.1%

The following table includes municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2018:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,811	$8,895	Baa1
The Texas A&M University System	6,027	6,179	Aaa
City of Houston	3,320	3,291	Aa3
University of Houston System	3,262	3,311	Aa2
Dallas/Fort Worth International Airport	2,890	2,721	A1
La Joya Independent School District	2,423	2,415	Aaa
City of El Paso	2,410	2,422	Aa2
City of Austin	2,285	2,196	Aa3
Harris County Cultural Education	2,001	2,000	A1
North Texas Municipal Water District	1,959	2,040	Aaa
Carrollton-Farmers Branch Independent School District	1,903	1,933	Aaa
City of Dallas	1,738	1,719	Aa1
Alamo Community College District	1,601	1,602	Aaa
Fort Worth TX W&S Revenue	1,516	1,549	Aa1
Tarrant Regional Water District	1,513	1,510	Aaa
City of College Station	1,395	1,436	Aa2
City of Garland	1,388	1,414	Aa1
Bryan Independent School District	1,269	1,327	Aaa
City of San Antonio	1,256	1,219	A1
Spring Independent School District	1,189	1,238	Aaa
City of Corpus Christi	1,126	1,106	A1
Harris County Toll Road Authority	1,078	1,086	Aa2
Pharr-San Juan-Alamo Independent School District	1,058	1,082	Aaa
Port Arthur Independent School District	981	994	Aaa
Harlandale Independent School District	871	872	Aaa
San Jacinto Community College District	853	846	Aa3
County of Fort Bend	818	830	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	595	606	A3
	$57,536	$57,839

(1)	None of the above securities include financial guaranty insurance. Certain securities include state enhancements. The above ratings exclude the effect of such state enhancements.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Radnor Re 2018-1 Ltd. is a special purpose variable interest entity that is not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of March 31, 2018, our estimated off-balance sheet maximum exposure to loss from Radnor Re was $15.5 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trust. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2017 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards under evaluation.

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

At March 31, 2018, the effective duration of our investment portfolio, including cash, was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2018. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	583,928	$43.42	—	—
February 1 - February 28, 2018	—	N/A	—	—
March 1 - March 31, 2018	62,598	$44.71	—	—
Total	646,526		—	—

Item 5.   Other Information

2018 Annual General Meeting of Shareholders

On May 2, 2018, we held our 2018 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 98,101,838 shares of our common shares were entitled to vote as of March 16, 2018, the record date for the Annual Meeting, of which 91,668,611 shares were present in person or by proxy at the Annual Meeting.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of members of our board of directors:

	Votes For	Votes Withheld	Broker Non-Votes
Class I Directors to Serve Through the 2021 Annual General Meeting of Shareholders:
Jane P. Chwick	85,097,007	1,840,790	4,730,814
Aditya Dutt	86,778,932	158,865	4,730,814
Roy J. Kasmar	84,769,736	2,168,061	4,730,814

Class II Director to Serve Through the 2019 Annual General Meeting of Shareholders:
Angela L. Heise	86,783,971	153,826	4,730,814

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2018 and until the 2019 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	90,946,085
Votes Against	548,695
Abstentions	173,831

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	85,969,842
Votes Against	795,866
Abstentions	172,089
Broker Non-Votes	4,730,814

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement, dated as of May 17, 2017, as amended by Incremental Amendment No. 1 dated as of May 2, 2018, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on May 7, 2018).

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: May 8, 2018	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 8, 2018	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2018	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)