Form 10-Q
period 2018-06-30
Essent Group Ltd.
filed 2018-08-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 1, 2018 was 98,127,712.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

•	changes in or to Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, whether through Federal legislation, restructurings or a shift in business practices;

•	failure to continue to meet the mortgage insurer eligibility requirements of the GSEs;

•	competition for our customers on the basis of price, terms and conditions or otherwise, or the loss of a significant customer;

•	lenders or investors seeking alternatives to private mortgage insurance;

•	increase in the number of loans insured through Federal government mortgage insurance programs, including those offered by the Federal Housing Administration;

•	decline in the volume of low down payment mortgage originations;

•	uncertainty of loss reserve estimates;

•	decrease in the length of time our insurance policies are in force;

•	deteriorating economic conditions;

•	the impact of recently enacted U.S. Federal tax reform on us, our shareholders and our operations;

•	the definition of “Qualified Mortgage” reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

•	the definition of “Qualified Residential Mortgage” reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

•	the implementation of the Basel III Capital Accord, which may discourage the use of private mortgage insurance;

•	management of risk in our investment portfolio;

ii

•	fluctuations in interest rates;

•	inadequacy of the premiums we charge to compensate for our losses incurred;

•	dependence on management team and qualified personnel;

•	disturbance to our information technology systems;

•	change in our customers’ capital requirements discouraging the use of mortgage insurance;

•	declines in the value of borrowers’ homes;

•	limited availability of capital;

•	unanticipated claims arise under and risks associated with our contract underwriting program;

•	industry practice that loss reserves are established only upon a loan default;

•	disruption in mortgage loan servicing;

•	risk of future legal proceedings;

•	customers’ technological demands;

•	our non-U.S. operations becoming subject to U.S. Federal income taxation;

•	becoming considered a passive foreign investment company for U.S. Federal income tax purposes; and

•	potential inability of our insurance subsidiaries to pay dividends.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2018	2017
Assets
Investments available for sale, at fair value
Fixed maturities (amortized cost: 2018 — $2,273,485; 2017 — $1,994,200)	$2,229,002	$1,992,371
Short-term investments (amortized cost: 2018 — $326,984; 2017 — $312,714)	327,011	312,694
Total investments	2,556,013	2,305,065
Cash	24,664	43,524
Accrued investment income	15,655	12,807
Accounts receivable	35,276	29,752
Deferred policy acquisition costs	15,947	15,354
Property and equipment (at cost, less accumulated depreciation of $52,200 in 2018 and $50,466 in 2017)	7,295	6,979
Prepaid federal income tax	174,335	252,157
Other assets	20,246	8,730
Total assets	$2,849,431	$2,674,368

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$50,016	$46,850
Unearned premium reserve	283,785	259,672
Net deferred tax liability	147,808	127,636
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,659 in 2018 and $1,409 in 2017)	223,341	248,591
Securities purchases payable	14,464	14,999
Other accrued liabilities	26,446	36,184
Total liabilities	745,860	733,932
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,128 shares in 2018 and 98,434 shares in 2017	1,472	1,476
Additional paid-in capital	1,103,448	1,127,137
Accumulated other comprehensive loss	(39,248)	(3,252)
Retained earnings	1,037,899	815,075
Total stockholders’ equity	2,103,571	1,940,436
Total liabilities and stockholders’ equity	$2,849,431	$2,674,368

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Net premiums written	$168,404	$134,063	$333,629	$253,360
Increase in unearned premiums	(11,446)	(7,500)	(24,113)	(9,146)
Net premiums earned	156,958	126,563	309,516	244,214
Net investment income	15,134	9,400	28,848	17,835
Realized investment gains, net	439	544	636	1,199
Other income	1,237	1,099	2,231	1,950
Total revenues	173,768	137,606	341,231	265,198

Losses and expenses:
Provision for losses and LAE	1,813	1,770	7,122	5,463
Other underwriting and operating expenses	36,428	35,686	74,552	72,018
Interest expense	2,618	1,189	5,068	1,905
Total losses and expenses	40,859	38,645	86,742	79,386

Income before income taxes	132,909	98,961	254,489	185,812
Income tax expense	21,154	26,843	31,665	47,096
Net income	$111,755	$72,118	$222,824	$138,716

Earnings per share:
Basic	$1.15	$0.79	$2.29	$1.52
Diluted	1.14	0.77	2.28	1.49

Weighted average shares outstanding:
Basic	97,426	91,381	97,362	91,320
Diluted	97,866	93,162	97,908	93,093

Net income	$111,755	$72,118	$222,824	$138,716

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($1,418) and $3,649 in the three months ended June 30, 2018 and 2017 and ($6,611) and $5,710 in the six months ended June 30, 2018 and 2017	(7,246)	8,470	(35,996)	13,320
Total other comprehensive (loss) income	(7,246)	8,470	(35,996)	13,320
Comprehensive income	$104,509	$80,588	$186,828	$152,036

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2017	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				379,747		379,747
Other comprehensive income			8,068			8,068
Issuance of common shares, net of issuance cost of $1,802	75	197,623				197,698
Issuance of management incentive shares	8	(8)				—
Stock-based compensation expense		18,688				18,688
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,577)	(7,577)
Cancellation of treasury stock	(4)	(7,573)			7,577	—
Reclassification of certain income tax effects resulting from tax reform			935	(935)		—
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436

Net income				222,824		222,824
Other comprehensive loss			(35,996)			(35,996)
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		7,432				7,432
Treasury stock acquired					(31,125)	(31,125)
Cancellation of treasury stock	(10)	(31,115)			31,125	—
Balance at June 30, 2018	$1,472	$1,103,448	$(39,248)	$1,037,899	$—	$2,103,571

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Operating Activities
Net income	$222,824	$138,716
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(636)	(1,199)
Depreciation and amortization	1,734	1,970
Stock-based compensation expense	7,432	9,288
Amortization of premium on investment securities	7,013	5,833
Deferred income tax provision	26,783	32,948
Change in:
Accrued investment income	(2,848)	(1,288)
Accounts receivable	(3,174)	(4,134)
Deferred policy acquisition costs	(593)	(637)
Prepaid federal income tax	77,822	(34,085)
Other assets	(11,379)	(1,877)
Reserve for losses and LAE	3,166	1,656
Unearned premium reserve	24,113	9,146
Other accrued liabilities	(9,601)	(11,934)
Net cash provided by operating activities	342,656	144,403

Investing Activities
Net change in short-term investments	(14,317)	1,364
Purchase of investments available for sale	(505,400)	(396,919)
Proceeds from maturity of investments available for sale	52,545	36,318
Proceeds from sales of investments available for sale	164,355	151,583
Purchase of property and equipment	(2,050)	(1,806)
Net cash used in investing activities	(304,867)	(209,460)

Financing Activities
Credit facility borrowings	15,000	75,000
Credit facility repayments	(40,000)	—
Treasury stock acquired	(31,125)	(7,239)
Payment of issuance costs for credit facility	(524)	(2,565)
Net cash (used in) provided by financing activities	(56,649)	65,196

Net (decrease) increase in cash	(18,860)	139
Cash at beginning of year	43,524	27,531
Cash at end of period	$24,664	$27,670

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(10,400)	$(16,700)
Interest payments	(4,700)	(1,772)

Noncash Transactions
Repayment of borrowings with term loan proceeds (see Note 6)	$(100,000)	$(125,000)

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), a wholly-owned subsidiary approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. A significant portion of our premium revenue relates to master policies with certain lending institutions. For the six months ended June 30, 2018 one lender represented 10% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2017, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2018 prior to the issuance of these condensed consolidated financial statements.

Within the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017, the financing activities were revised to reflect the repayment of credit facility borrowings with term loan proceeds of $125 million as a non-cash transaction to be consistent with the December 31, 2017 presentation. The term loan proceeds were directly applied at closing to pay down credit facility borrowings. We will similarly revise our September 30, 2017 presentation by this same amount when we issue our September 30, 2018 Form 10-Q. This revision did not impact net cash provided by financing activities or the net increase in cash or any other financial statements or disclosures for the six months ended June 30, 2017 or for the nine months ended September 30, 2017.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments Available for Sale

Investments available for sale consist of the following:

June 30, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$254,439	$9	$(8,244)	$246,204
U.S. agency securities	33,657	—	(902)	32,755
U.S. agency mortgage-backed securities	510,995	121	(18,112)	493,004
Municipal debt securities(1)	484,996	3,653	(4,952)	483,697
Non-U.S. government securities	24,984	12	(293)	24,703
Corporate debt securities(2)	668,379	216	(14,821)	653,774
Residential and commercial mortgage securities	88,154	333	(850)	87,637
Asset-backed securities	257,856	301	(952)	257,205
Money market funds	277,009	25	—	277,034
Total investments available for sale	$2,600,469	$4,670	$(49,126)	$2,556,013

December 31, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$231,905	$2	$(4,102)	$227,805
U.S. agency securities	33,669	—	(555)	33,114
U.S. agency mortgage-backed securities	462,986	567	(7,516)	456,037
Municipal debt securities(1)	457,418	9,098	(1,261)	465,255
Corporate debt securities(2)	610,516	4,249	(3,037)	611,728
Residential and commercial mortgage securities	78,974	791	(358)	79,407
Asset-backed securities	167,638	467	(183)	167,922
Money market funds	263,808	—	(11)	263,797
Total investments available for sale	$2,306,914	$15,174	$(17,023)	$2,305,065

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	63.8%	63.6%
General obligation bonds	30.9	30.7
Certificate of participation bonds	4.0	4.4
Tax allocation bonds	0.8	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	40.9%	45.9%
Consumer, non-cyclical	19.1	16.2
Communications	10.3	7.3
Energy	7.7	7.8
Industrial	5.7	6.3
Consumer, cyclical	5.4	5.3
Utilities	4.5	5.3
Technology	3.7	3.9
Basic materials	2.7	2.0
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$51,968	$51,950
Due after 1 but within 5 years	96,571	94,776
Due after 5 but within 10 years	76,179	71,405
Due after 10 years	29,721	28,073
Subtotal	254,439	246,204
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	33,657	32,755
Subtotal	33,657	32,755
Municipal debt securities:
Due in 1 year	36,266	36,248
Due after 1 but within 5 years	87,971	87,632
Due after 5 but within 10 years	194,975	194,611
Due after 10 years	165,784	165,206
Subtotal	484,996	483,697
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	4,174	4,187
Due after 5 but within 10 years	20,810	20,516
Subtotal	24,984	24,703
Corporate debt securities:
Due in 1 year	68,461	68,122
Due after 1 but within 5 years	360,593	354,309
Due after 5 but within 10 years	220,975	213,211
Due after 10 years	18,350	18,132
Subtotal	668,379	653,774
U.S. agency mortgage-backed securities	510,995	493,004
Residential and commercial mortgage securities	88,154	87,637
Asset-backed securities	257,856	257,205
Money market funds	277,009	277,034
Total investments available for sale	$2,600,469	$2,556,013

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Realized gross gains	$518	$749	$1,309	$1,430
Realized gross losses	79	205	673	231

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$132,201	$(3,722)	$61,975	$(4,522)	$194,176	$(8,244)
U.S. agency securities	17,097	(407)	15,658	(495)	32,755	(902)
U.S. agency mortgage-backed securities	267,109	(6,923)	197,760	(11,189)	464,869	(18,112)
Municipal debt securities	252,919	(4,180)	22,679	(772)	275,598	(4,952)
Non-U.S. government securities	20,516	(293)	—	—	20,516	(293)
Corporate debt securities	517,897	(11,324)	88,857	(3,497)	606,754	(14,821)
Residential and commercial mortgage securities	42,432	(495)	5,881	(355)	48,313	(850)
Asset-backed securities	169,257	(873)	8,210	(79)	177,467	(952)
Total	$1,419,428	$(28,217)	$401,020	$(20,909)	$1,820,448	$(49,126)

	Less than 12 months		12 months or more		Total
December 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$151,119	$(1,240)	$69,454	$(2,862)	$220,573	$(4,102)
U.S. agency securities	17,320	(190)	15,794	(365)	33,114	(555)
U.S. agency mortgage-backed securities	180,443	(1,394)	217,944	(6,122)	398,387	(7,516)
Municipal debt securities	124,171	(817)	23,492	(444)	147,663	(1,261)
Corporate debt securities	214,371	(1,213)	94,261	(1,824)	308,632	(3,037)
Residential and commercial mortgage securities	29,842	(179)	5,988	(179)	35,830	(358)
Asset-backed securities	58,798	(133)	5,828	(50)	64,626	(183)
Money market funds	59,489	(11)	—	—	59,489	(11)
Total	$835,553	$(5,177)	$432,761	$(11,846)	$1,268,314	$(17,023)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in each of the three and six months ended June 30, 2018 and 2017.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million as of June 30, 2018 and December 31, 2017. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $729.0 million at June 30, 2018 and $615.8 million at December 31, 2017. In connection with an excess-of-loss reinsurance agreement (see Note 4), Essent Guaranty is required to maintain assets on deposit for the benefit of the reinsurer. The fair value of the assets on deposit was $3.3 million at June 30, 2018.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Fixed maturities	$14,496	$9,963	$28,139	$18,982
Short-term investments	1,298	74	2,049	133
Gross investment income	15,794	10,037	30,188	19,115
Investment expenses	(660)	(637)	(1,340)	(1,280)
Net investment income	$15,134	$9,400	$28,848	$17,835

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net premiums written:
Direct	$171,989	$134,063	$337,508	$253,360
Ceded	(3,585)	—	(3,879)	—
Net premiums written	$168,404	$134,063	$333,629	$253,360

Net premiums earned:
Direct	$160,543	$126,563	$313,395	$244,214
Ceded	(3,585)	—	(3,879)	—
Net premiums earned	$156,958	$126,563	$309,516	$244,214

The amount of monthly reinsurance premium ceded will fluctuate due to changes in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As the reinsurance premium

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

will vary based on changes in these rates, we concluded that the reinsurance agreement contains an embedded derivative that will be accounted for separately like a freestanding derivative. The fair value of this derivative at June 30, 2018 and the change in its fair value from inception of the reinsurance agreement to June 30, 2018 was not material.

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

The following table presents total assets of Radnor Re as well as our maximum exposure to loss associated with Radnor Re, representing the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of June 30, 2018:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$424,412	$—	$18,226	$18,226
Total	$424,412	$—	$18,226	$18,226

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

($ in thousands)	2018	2017
Reserve for losses and LAE at beginning of period	$46,850	$28,142
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	46,850	28,142
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	16,528	12,116
Prior years	(9,406)	(6,653)
Net incurred losses and LAE during the current period	7,122	5,463
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	211	97
Prior years	3,745	3,710
Net loss and LAE payments during the current period	3,956	3,807
Net reserve for losses and LAE at end of period	50,016	29,798
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$50,016	$29,798

Loans in default at end of period	3,519	1,776

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2018, $3.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $9.4 million favorable prior year development during the six months ended June 30, 2018. Reserves remaining as of June 30, 2018 for prior years are $33.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2017, $3.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $6.7 million favorable prior year development during the six months ended June 30, 2017. Reserves remaining as of June 30, 2017 for prior years were $17.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default identified as hurricane-related defaults totaled 2,288 as of December 31, 2017. During the first half of 2018, the number of hurricane-related defaults declined to 801 as of June 30, 2018 primarily due to hurricane-related loans in default that cured. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of June 30, 2018 and December 31, 2017, we applied a lower estimated claim rate to the hurricane-related defaults than the claim rate we apply to other notices in our default inventory. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at June 30, 2018 and December 31, 2017. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) which provides for a revolving credit facility, term loans and an uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 12). The borrowings under the Credit Facility contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants.

On May 2, 2018, the Credit Facility was amended to increase the committed capacity by $125 million to $500 million and to increase the uncommitted line by $25 million to $100 million. The revolving component of the Credit Facility was increased from $250 million to $275 million, and the Borrowers issued $100 million of additional term loans, resulting in $225 million of term loans outstanding. The proceeds of $100 million of additional term loans were used to pay down borrowings outstanding under the revolving component of the Credit Facility. The interest rate, contractual maturity and other terms of the Credit Facility are otherwise unchanged from those described above. As of June 30, 2018, the Company was in compliance with the covenants and $225 million had been borrowed under the Credit Facility with a weighted average interest rate of 4.05%. As of December 31, 2017, $250 million had been borrowed with a weighted average interest rate of 3.49%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the six months ended June 30, 2018 and 2017. As of June 30, 2018, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2018 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2018, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the six months ended June 30, 2018:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,595	$17.03	410	$21.12	536	$29.13
Granted	113	45.02	73	45.02	141	42.37
Vested	(1,226)	14.71	(271)	18.55	(220)	28.32
Forfeited	—	N/A	—	N/A	(5)	31.95
Outstanding at June 30, 2018	482	$29.49	212	$32.63	452	$33.62

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

In connection with our incentive program covering bonus awards for performance year 2017, in February 2018, time-based share awards and share units were issued to certain employees that vest in three equal installments on March 1, 2019, 2020 and 2021. In May 2018, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares or share units that vested was $74.9 million and $21.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $25.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2018 and we expect to recognize the expense over a weighted average period of 2.1 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 711,729 in the six months ended June 30, 2018. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2018.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Compensation expense	$3,827	$4,669	$7,432	$9,288
Income tax benefit	713	1,502	1,385	2,985

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income	$111,755	$72,118	$222,824	$138,716
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$111,755	$72,118	$222,824	$138,716
Basic earnings per share	$1.15	$0.79	$2.29	$1.52
Diluted earnings per share	$1.14	$0.77	$2.28	$1.49
Basic weighted average shares outstanding	97,426	91,381	97,362	91,320
Dilutive effect of nonvested shares	440	1,781	546	1,773
Diluted weighted average shares outstanding	97,866	93,162	97,908	93,093

There were 318,556 and 16,497 antidilutive shares for the three months ended June 30, 2018 and 2017, respectively and 242,860 and 89,309 antidilutive shares for the six months ended June 30, 2018 and 2017, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of June 30, 2018 and 2017, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if June 30 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(35,792)	$3,790	$(32,002)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(8,225)	1,325	(6,900)
Less: Reclassification adjustment for gains included in net income (1)	(439)	93	(346)
Net unrealized losses on investments	(8,664)	1,418	(7,246)
Other comprehensive loss	(8,664)	1,418	(7,246)
Balance at end of period	$(44,456)	$5,208	$(39,248)

	Six Months Ended June 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(1,849)	$(1,403)	$(3,252)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(41,971)	6,445	(35,526)
Less: Reclassification adjustment for gains included in net income (1)	(636)	166	(470)
Net unrealized losses on investments	(42,607)	6,611	(35,996)
Other comprehensive loss	(42,607)	6,611	(35,996)
Balance at end of period	$(44,456)	$5,208	$(39,248)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(7,525)	$120	$(7,405)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	12,663	(3,833)	8,830
Less: Reclassification adjustment for gains included in net income (1)	(544)	184	(360)
Net unrealized gains on investments	12,119	(3,649)	8,470
Other comprehensive income	12,119	(3,649)	8,470
Balance at end of period	$4,594	$(3,529)	$1,065

	Six Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	20,229	(6,122)	14,107
Less: Reclassification adjustment for gains included in net income (1)	(1,199)	412	(787)
Net unrealized gains on investments	19,030	(5,710)	13,320
Other comprehensive income	19,030	(5,710)	13,320
Balance at end of period	$4,594	$(3,529)	$1,065

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

significantly affected by the assumptions used, including the discount rates and estimates of future cash flows and we classify the financial instrument in Level 3. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

We used the following methods and assumptions in estimating fair values of financial instruments:

•
Investments available for sale — Investments available for sale are valued using quoted market prices in active markets, when available, and those investments are classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. U.S. agency securities, U.S. agency mortgage-backed securities, municipal debt securities, non-U.S. government securities, corporate debt securities, residential and commercial mortgage securities and asset-backed securities are classified as Level 2 investments.

We use independent pricing sources to determine the fair value of securities available for sale in Level 1 and Level 2 of the fair value hierarchy. We use one primary pricing service to provide individual security pricing based on observable market data and receive one quote per security. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing service and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. U.S. agency securities, U.S. agency mortgage-backed securities, municipal debt securities, non-U.S. government securities and corporate debt securities are valued by our primary vendor using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Residential and commercial mortgage securities and asset-backed securities are valued by our primary vendor using proprietary models based on observable inputs, such as interest rate spreads, prepayment speeds and credit risk. As part of our evaluation of investment prices provided by our primary pricing service, we obtained and reviewed their pricing methodologies which include a description of how each security type is evaluated and priced. We review the reasonableness of prices received from our primary pricing service by comparison to prices obtained from additional pricing sources. We have not made any adjustments to the prices obtained from our primary pricing service.

Assets and Liabilities Measured at Fair Value

All assets measured at fair value are categorized in the table below based upon the lowest level of significant input to the valuations. All fair value measurements at the reporting date were on a recurring basis.

June 30, 2018 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$246,204	$—	$—	$246,204
U.S. agency securities	—	32,755	—	32,755
U.S. agency mortgage-backed securities	—	493,004	—	493,004
Municipal debt securities	—	483,697	—	483,697
Non-U.S. government securities	—	24,703	—	24,703
Corporate debt securities	—	653,774	—	653,774
Residential and commercial mortgage securities	—	87,637	—	87,637
Asset-backed securities	—	257,205	—	257,205
Money market funds	277,034	—	—	277,034
Total assets at fair value	$523,238	$2,032,775	$—	$2,556,013

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$227,805	$—	$—	$227,805
U.S. agency securities	—	33,114	—	33,114
U.S. agency mortgage-backed securities	—	456,037	—	456,037
Municipal debt securities	—	465,255	—	465,255
Corporate debt securities	—	611,728	—	611,728
Residential and commercial mortgage securities	—	79,407	—	79,407
Asset-backed securities	—	167,922	—	167,922
Money market funds	263,797	—	—	263,797
Total assets at fair value	$491,602	$1,813,463	$—	$2,305,065

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

(In thousands)	2018	2017
Essent Guaranty
Statutory net income	$182,784	$124,304
Statutory surplus	798,183	613,028
Contingency reserve liability	792,447	572,647

Essent PA
Statutory net income	$4,861	$5,461
Statutory surplus	47,495	44,190
Contingency reserve liability	45,985	39,959

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2018 and 2017, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2018 and December 31, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2018, Essent Guaranty increased its contingency reserve by $113.7 million and Essent PA increased its contingency reserve by $2.8 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2018 or 2017.

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

Essent Re's statutory capital and surplus was $716.4 million as of June 30, 2018 and $662.6 million as of December 31, 2017. Essent Re's statutory net income was $65.0 million and $43.8 million for the six months ended June 30, 2018 and 2017, respectively. Statutory capital and surplus as of June 30, 2018 and December 31, 2017 and statutory net income in the six months ended June 30, 2018 and 2017 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2017 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service. Essent Guaranty, Inc. ("Essent Guaranty"), our wholly-owned insurance subsidiary, is licensed to write coverage in all 50 states and the District of Columbia. The financial strength of Essent Guaranty is rated Baa1 with a stable outlook by Moody’s Investor Services (“Moody's”) and BBB+ with a stable outlook by S&P Global Ratings (“S&P”).

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 392 employees as of June 30, 2018. We generated new insurance written, or NIW, of approximately $12.9 billion and $22.2 billion for the three and six months ended June 30, 2018, respectively, compared to approximately $11.4 billion and $19.4 billion for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had approximately $122.5 billion of insurance in force. Our top ten customers represented approximately 40.3%, 45.8%, 35.1% and 36.6% of NIW on a flow basis for the six months ended June 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of June 30, 2018, Essent Re provided insurance or reinsurance relating to the risk in force on loans in reference pools acquired by Freddie Mac and Fannie Mae covering approximately $592.5 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

The GSEs have indicated to us that updated PMIERs are expected to be finalized during the third quarter of 2018 and become effective at the end of the first quarter of 2019.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2018 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2018, monthly and single premium policies comprised 83.0% and 17.0% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 83.0% at June 30, 2018. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2018. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 73% of our IIF as of June 30, 2018 having been originated since January 1, 2016. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2018, 73% of our IIF relates to business written since January 1, 2016 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default identified as hurricane-related defaults totaled 2,288 as of December 31, 2017. During the first half of 2018, the number of hurricane-related defaults declined to 801 as of June 30, 2018 primarily due to hurricane-related loans in default that cured. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of June 30, 2018 and December 31, 2017, we applied a lower estimated claim rate to the hurricane-related defaults than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

Third Party Reinsurance

We use third-party reinsurance to provide protection against adverse loss experience and to expand our capital sources. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums, but also reduce our risk in force ("RIF"), which provides capital relief, and may include capital relief under the PMIERs financial strength requirements. Our incurred losses are reduced by any incurred losses ceded in accordance with the reinsurance agreement. For additional information regarding reinsurance, see Note 4 to our condensed consolidated financial statements.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 61% and 62% of other underwriting and operating expenses for the three and six months ended June 30, 2018, respectively, compared to 63% and 64% of other underwriting and operating expenses for the three and six months ended June 30, 2017, respectively.

Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add new customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses resulting in a decline in our expense ratio for the full year 2018 as compared to 2017.

Interest Expense

Interest expense is incurred as a result of borrowings under our secured credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2018 and 2017 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
IIF, beginning of period	$115,250,949	$87,993,227	$110,461,950	$83,265,522
NIW	12,850,642	11,368,276	22,186,792	19,402,429
Cancellations	(5,600,345)	(3,867,113)	(10,147,496)	(7,173,561)
IIF, end of period	$122,501,246	$95,494,390	$122,501,246	$95,494,390
Average IIF during the period	$118,658,900	$91,477,761	$115,878,005	$88,552,878
RIF, end of period	$30,154,694	$23,665,045	$30,154,694	$23,665,045

The following is a summary of our IIF at June 30, 2018 by vintage:

($ in thousands)	$	%
2018 (through June 30)	$21,835,292	17.8%
2017	40,026,987	32.7
2016	27,835,544	22.7
2015	15,117,741	12.3
2014	9,291,291	7.6
2013 and prior	8,394,391	6.9
	$122,501,246	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing; and (5) premiums ceded. For each of the three and six months ended June 30, 2018, our average net premium rate was 0.51%, as compared to 0.53% for each of the three and six months ended June 30, 2017. In June 2018, we announced a reduction in pricing on our published rates effective for future NIW. This change will have no impact on existing IIF at June 30, 2018; however, we anticipate that the pricing reductions will reduce our average net premium rate in future periods.

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

As of June 30, 2018, our combined net risk in force for our U.S. insurance companies was $23.5 billion and our combined statutory capital was $1.7 billion, resulting in a risk-to-capital ratio of 14.0 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues:
Net premiums written	$168,404	$134,063	$333,629	$253,360
Increase in unearned premiums	(11,446)	(7,500)	(24,113)	(9,146)
Net premiums earned	156,958	126,563	309,516	244,214
Net investment income	15,134	9,400	28,848	17,835
Realized investment gains, net	439	544	636	1,199
Other income	1,237	1,099	2,231	1,950
Total revenues	173,768	137,606	341,231	265,198

Losses and expenses:
Provision for losses and LAE	1,813	1,770	7,122	5,463
Other underwriting and operating expenses	36,428	35,686	74,552	72,018
Interest expense	2,618	1,189	5,068	1,905
Total losses and expenses	40,859	38,645	86,742	79,386
Income before income taxes	132,909	98,961	254,489	185,812
Income tax expense	21,154	26,843	31,665	47,096
Net income	$111,755	$72,118	$222,824	$138,716

Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

For the three months ended June 30, 2018, we reported net income of $111.8 million, compared to net income of $72.1 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, we reported net income of $222.8 million, compared to net income of $138.7 million for the six months ended June 30, 2017. The increase in our operating results in 2018 over the same periods in 2017 was primarily due to the increase in net premiums earned associated with the growth of our IIF, the increase in net investment income and the decrease in income taxes primarily due to the reduction of the U.S. statutory corporate income tax rate, partially offset by increases in other underwriting and operating expenses and interest expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2018 by 24%, compared to the three months ended June 30, 2017 primarily due to the increase in our average IIF from $91.5 billion at June 30, 2017 to $118.7 billion at June 30, 2018, partially offset by a decrease in average net premium rate from 0.53% for the three months ended June 30, 2017 to 0.51% for the three months ended June 30, 2018. Net premiums earned increased in the six months ended June 30, 2018 by 27% compared to the six months ended June 30, 2017 due to the increase in our average IIF from $88.6 billion at June 30, 2017 to $115.9 billion at June 30, 2018, partially offset by a decrease in the average net premium rate from 0.53% in the six months ended June 30, 2017 to 0.51% in the six months ended June 30, 2018. The decrease in the average net premium rate during the three and six months ended June 30, 2018 is primarily due to an increase in premiums ceded under third-party reinsurance agreements and a decrease in premiums earned on the cancellation of non-refundable single premium policies in the respective periods.

Net premiums written increased in the three and six months ended June 30, 2018 by 26% and 32%, respectively, over the three and six months ended June 30, 2017. The increase was due primarily to the increase in average IIF of 30% and 31% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, partially offset by an increase in premiums ceded in the three and six months ended June 30, 2018.

In the three months ended June 30, 2018 and 2017, unearned premiums increased by $11.4 million and $7.5 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $31.7 million and $25.6 million, respectively, which was partially offset by $20.3 million and $18.1 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2018 and 2017, unearned premiums increased by $24.1 million and $9.1 million, respectively. This was a result of net premiums written on single premium policies of $62.9 million and $43.8 million, respectively, which was partially offset by $38.8 million and $34.7 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Fixed maturities	$14,496	$9,963	$28,139	$18,982
Short-term investments	1,298	74	2,049	133
Gross investment income	15,794	10,037	30,188	19,115
Investment expenses	(660)	(637)	(1,340)	(1,280)
Net investment income	$15,134	$9,400	$28,848	$17,835

The increase in net investment income for the three and six months ended June 30, 2018 as compared to the same periods in 2017 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $2.6 billion for the three months ended June 30, 2018 from $1.8 billion for the three months ended June 30, 2017. The average cash and investment portfolio balance was $2.5 billion for the six months ended June 30, 2018 compared to $1.7 billion for the six months ended June 30, 2017. The increase in the average cash and investment portfolio in both periods was primarily due to investing cash flows from operations and proceeds from the public offering of common shares completed in August 2017. The pre-tax investment income yield increased from 2.2% in each of the three and six months ended June 30, 2017 to 2.5% and 2.4% in the three and six months ended June 30, 2018, respectively, primarily due to an increase in the portion of our investment portfolio invested in spread and duration assets and higher yields on new investments. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and underwriting services to third-party reinsurers. The increase in other income for the three and six months ended June 30, 2018 as compared to the same periods in 2017, was primarily due to the increase in underwriting services to third-party reinsurers, partially offset by decreases in contract underwriting revenues and Triad service fees associated with the reduction in the number of Triad's mortgage insurance policies in force. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $1.8 million in each of the three months ended June 30, 2018 and 2017, and $7.1 million and $5.5 million in the six months ended June 30, 2018 and 2017, respectively. The increase in the provision for losses and LAE in the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to the increase in the number of non-hurricane-related insured loans in default. Loans in default identified as hurricane-related defaults were 801 as of June 30, 2018 as compared to 1,768 as of March 31, 2018 and 2,288 as of December 31, 2017. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning default inventory	4,442	1,777	4,783	1,757
Plus: new defaults	1,701	1,105	3,695	2,305
Less: cures	(2,572)	(1,063)	(4,842)	(2,177)
Less: claims paid	(52)	(43)	(115)	(108)
Less: rescissions and denials, net	—	—	(2)	(1)
Ending default inventory	3,519	1,776	3,519	1,776

The increase in the number of defaults at June 30, 2018 compared to June 30, 2017 was primarily due to the hurricane-related defaults remaining in the default inventory, as well as the increase in our IIF and policies in force, along with further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of June 30,
	2018	2017
Case reserves (in thousands)	$45,773	$27,268
Total reserves (in thousands)	$50,016	$29,798
Ending default inventory	3,519	1,776
Average case reserve per default (in thousands)	$13.0	$15.4
Average total reserve per default (in thousands)	$14.2	$16.8
Default rate	0.64%	0.41%
Claims received included in ending default inventory	33	50

The decrease in the average case reserve per default was primarily due to a lower total reserve per hurricane-related default. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. Accordingly, when establishing our loss reserves as of June 30, 2018 and December 31, 2017, we applied a lower estimated claim rate to hurricane-related defaults than the claim rate we apply to other notices in our default inventory. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at June 30, 2018, March 31, 2018 and December 31, 2017 representing our best estimate of ultimate claim costs for hurricane-related defaults at each period end. Also contributing to the decrease in the average case reserve per default were changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Reserve for losses and LAE at beginning of period	$49,966	$29,468	$46,850	$28,142
Add provision for losses and LAE occurring in:
Current period	6,576	5,026	16,528	12,116
Prior years	(4,763)	(3,256)	(9,406)	(6,653)
Incurred losses and LAE during the current period	1,813	1,770	7,122	5,463
Deduct payments for losses and LAE occurring in:
Current period	211	96	211	97
Prior years	1,552	1,344	3,745	3,710
Loss and LAE payments during the current period	1,763	1,440	3,956	3,807
Reserve for losses and LAE at end of period	$50,016	$29,798	$50,016	$29,798

	As of June 30, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,543	44%	$9,077	20%	$84,685	11%
Four to eleven payments	1,675	47	26,688	58	96,627	28
Twelve or more payments	268	8	8,368	18	14,476	58
Pending claims	33	1	1,640	4	1,946	84
Total case reserves	3,519	100%	45,773	100%	$197,734	23
IBNR			3,433
LAE and other			810
Total reserves for losses and LAE			$50,016

	As of June 30, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	898	50%	$6,101	23%	$49,210	12%
Four to eleven payments	639	36	12,604	46	35,365	36
Twelve or more payments	189	11	6,094	22	10,214	60
Pending claims	50	3	2,469	9	2,842	87
Total case reserves	1,776	100%	27,268	100%	$97,631	28
IBNR			2,045
LAE and other			485
Total reserves for losses and LAE			$29,798

During the three months ended June 30, 2018, the provision for losses and LAE was $1.8 million, comprised of $6.6 million of current year losses partially offset by $4.8 million of favorable prior years’ loss development. During the three months ended June 30, 2017, the provision for losses and LAE was $1.8 million, comprised of $5.0 million of current year losses partially offset by $3.3 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2018, the provision for losses and LAE was $7.1 million, comprised of $16.5 million of current year losses partially offset by $9.4 million of favorable prior years’ loss development. During the six months ended June 30, 2017, the provision for losses and LAE was $5.5 million, comprised of $12.1 million of current year losses partially offset by $6.7 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Number of claims paid	52	43	115	108
Amount of claims paid	$1,676	$1,380	$3,819	$3,687
Claim severity	64%	81%	70%	85%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$22,285	61%	$22,652	63%	$45,850	62%	$45,831	64%
Other	14,143	39	13,034	37	28,702	38	26,187	36
	$36,428	100%	$35,686	100%	$74,552	100%	$72,018	100%

Number of employees at end of period						392		391

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits in the three and six months ended June 30, 2018 was comparable to the three and six months ended June 30, 2017 as the number of employees at the end of each period was essentially unchanged. In the six months ended June 30, 2018, a decrease in stock compensation expense associated with the full vesting of grants issued in 2013 and 2014 was largely offset by an increase in payroll taxes associated with the vesting of these grants. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2018, we incurred interest expense of $2.6 million and $5.1 million, respectively, as compared to $1.2 million and $1.9 million for the three and six months ended June 30, 2017, respectively, associated with amounts outstanding under the Credit Facility. For the three and six months ended June 30, 2018, the average amount outstanding under the Credit Facility was $250.9 million and $255.6 million, respectively, as compared to $145.3 million and $123.9 million for the three and six months ended June 30, 2017, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annual effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $21.2 million and $26.8 million for the three months ended June 30, 2018 and 2017, respectively, and $31.7 million and $47.1 million for the six months ended June 30, 2018 and 2017, respectively. Income tax expense for the three and six months ended June 30, 2018 was calculated using an estimated annual effective tax rate of 16.2%, as compared to 27.0% for the three and six months ended June 30, 2017. Income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $9.6 million for the six months ended June 30, 2018 and $0.1 million and $3.1 million for the three and six months ended June 30, 2017, respectively. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate. The decrease in the annual effective tax rate for 2018 reflects the reduction of the U.S. statutory corporate income tax rate from 35% to 21% and the expected portion of our consolidated earnings to be generated in Bermuda. Bermuda does not have a corporate income tax.

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

As of June 30, 2018, we had substantial liquidity with cash of $24.7 million, short-term investments of $327.0 million and fixed maturity investments of $2.2 billion. We also had $275 million available capacity under the revolving credit component of our Credit Facility, with $225 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At June 30, 2018, net cash and investments at the holding company were $76.0 million.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2018, Essent Guaranty had unassigned surplus of approximately $92.9 million. During the six months ended June 30, 2018, Essent Guaranty paid to its parent, Essent US Holdings, Inc. ("Essent Holdings"), a $40 million dividend which was used to pay down the borrowings remaining under the revolving component of the Credit Facility. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $8.5 million as of June 30, 2018. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2018, Essent Re had total equity of $716.6 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2018, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$342,656	$144,403
Net cash used in investing activities	(304,867)	(209,460)
Net cash (used in) provided by financing activities	(56,649)	65,196
Net (decrease) increase in cash	$(18,860)	$139

Operating Activities

Cash flow provided by operating activities totaled $342.7 million for the six months ended June 30, 2018, as compared to $144.4 million for the six months ended June 30, 2017. The increase in cash flow provided by operating activities of $198.3 million in 2018 was primarily due to increases in premiums collected and net investment income, and a decrease in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”), partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $304.9 million for the six months ended June 30, 2018, as compared to $209.5 million for the six months ended June 30, 2017. The increase in cash flow used in investing activities primarily related to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $56.6 million for the six months ended June 30, 2018, primarily related to treasury stock acquired from employees to satisfy tax withholding obligations and $25 million of net repayments of borrowings under the Credit Facility. Cash flow provided by financing activities totaled $65.2 million for the six months ended June 30, 2017, primarily related to $75 million of net increased borrowings under the Credit Facility, partially offset by treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2018, Essent Holdings made capital contributions to Essent Guaranty of $15 million to support new and existing business. During the three months ended June 30, 2018, Essent Guaranty paid a dividend to Essent Holdings of $40 million which was used to pay down the borrowings remaining under the revolving component of the Credit Facility. During the six months ended June 30, 2017, no capital contributions were made to our U.S. insurance subsidiaries.

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

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2018 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$846,113
Contingency reserves	838,432
Combined statutory capital	$1,684,545
Combined net risk in force	$23,513,547
Combined risk-to-capital ratio	14.0:1

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

Essent Re has entered into risk share insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. As of June 30, 2018, Essent Re had total stockholders’ equity of $716.6 million and net risk in force of $7.2 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated Baa1 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of June 30, 2018, Essent Guaranty's Available Assets were $1.74 billion and its Minimum Required Assets were $1.35 billion based on our interpretation of the PMIERs.

Financial Condition

Stockholders’ Equity

As of June 30, 2018, stockholders’ equity was $2.1 billion, compared to $1.9 billion as of December 31, 2017. This increase was primarily due to net income generated in 2018, partially offset by an increase in accumulated other comprehensive loss related to an increase in our unrealized investment losses.

Investments

The total fair value of our investment portfolio was $2.6 billion as of June 30, 2018 and $2.3 billion as of December 31, 2017. In addition, our total cash was $24.7 million as of June 30, 2018, compared to $43.5 million as of December 31, 2017. The increase in investments was primarily due to investing net cash flows from operations during the six months ended June 30, 2018.

Investment Portfolio by Asset Class

Asset Class	June 30, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$246,204	9.6%	$227,805	9.9%
U.S. agency securities	32,755	1.3	33,114	1.4
U.S. agency mortgage-backed securities	493,004	19.3	456,037	19.8
Municipal debt securities(1)	483,697	18.9	465,255	20.2
Non-U.S. government securities	24,703	1.0	—	—
Corporate debt securities(2)	653,774	25.6	611,728	26.5
Residential and commercial mortgage securities	87,637	3.4	79,407	3.5
Asset-backed securities	257,205	10.1	167,922	7.3
Money market funds	277,034	10.8	263,797	11.4
Total Investments	$2,556,013	100.0%	$2,305,065	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	63.8%	63.6%
General obligation bonds	30.9	30.7
Certificate of participation bonds	4.0	4.4
Tax allocation bonds	0.8	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	40.9%	45.9%
Consumer, non-cyclical	19.1	16.2
Communications	10.3	7.3
Energy	7.7	7.8
Industrial	5.7	6.3
Consumer, cyclical	5.4	5.3
Utilities	4.5	5.3
Technology	3.7	3.9
Basic materials	2.7	2.0
Total	100.0%	100.0%

Investment Portfolio by Rating

Rating(1)	June 30, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,261,425	49.3%	$1,160,200	50.3%
Aa1	133,062	5.2	115,237	5.0
Aa2	155,552	6.1	123,551	5.4
Aa3	137,257	5.4	127,785	5.6
A1	225,656	8.8	205,369	8.9
A2	162,277	6.3	157,651	6.8
A3	147,648	5.8	148,246	6.4
Baa1	142,040	5.6	115,178	5.0
Baa2	117,464	4.6	87,869	3.8
Baa3	35,452	1.4	43,024	1.9
Below Baa3	38,180	1.5	20,955	0.9
Total Investments	$2,556,013	100.0%	$2,305,065	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investment Portfolio by Effective Duration

Effective Duration	June 30, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$705,739	27.6%	$628,958	27.3%
1 to < 2 Years	230,410	9.0	164,856	7.2
2 to < 3 Years	234,463	9.2	280,177	12.2
3 to < 4 Years	177,606	7.0	263,799	11.4
4 to < 5 Years	361,508	14.1	263,273	11.4
5 or more Years	846,287	33.1	704,002	30.5
Total Investments	$2,556,013	100.0%	$2,305,065	100.0%

Top Ten Portfolio Holdings

	June 30, 2018
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 0.000% 7/12/2018	$49,977	$49,974	$3	Aaa
2	U.S. Treasury 5.250% 11/15/2028	28,073	29,721	(1,648)	Aaa
3	U.S. Treasury 1.500% 8/15/2026	18,508	20,407	(1,899)	Aaa
4	Freddie Mac 4.000% 7/1/2037	11,386	11,673	(287)	Aaa
5	U.S. Treasury 2.000% 1/15/2021	11,331	11,430	(99)	Aaa
6	Fannie Mae 1.500% 6/22/2020	11,070	11,306	(236)	Aaa
7	Freddie Mac 2.500% 10/1/2030	9,729	10,226	(497)	Aaa
8	Ginnie Mae 4.000% 7/20/2045	9,709	10,231	(522)	Aaa
9	U.S. Treasury 2.250% 11/15/2025	9,654	10,056	(402)	Aaa
10	BP Capital Markets PLC 2.112% 9/16/2021	9,488	9,721	(233)	A1
Total		$168,925	$174,745	$(5,820)
Percent of Investment Portfolio		6.6%

(1)
As of June 30, 2018, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2018:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,784	$8,859	Baa1
The Texas A&M University System	5,958	6,150	Aaa
City of Houston	3,310	3,278	Aa3
University of Houston System	3,250	3,300	Aa2
Dallas/Fort Worth International Airport	2,863	2,715	A1
La Joya Independent School District	2,414	2,407	Aaa
City of El Paso	2,400	2,404	Aa2
City of Austin	2,277	2,191	Aa3
Harris County Cultural Education	2,005	2,000	A1
North Texas Municipal Water District	1,948	2,031	Aaa
Carrollton-Farmers Branch Independent School District	1,893	1,917	Aaa
City of Dallas	1,739	1,712	Aa1
Alamo Community College District	1,589	1,589	Aaa
Tarrant Regional Water District	1,507	1,503	Aaa
Fort Worth TX W&S Revenue	1,506	1,541	Aa1
City of College Station	1,390	1,425	Aa1
City of Garland	1,381	1,404	Aa1
Bryan Independent School District	1,264	1,320	Aaa
City of San Antonio	1,251	1,215	A1
Spring Independent School District	1,182	1,231	Aaa
City of Corpus Christi	1,127	1,103	A1
Harris County Toll Road Authority	1,075	1,080	Aa2
Pharr-San Juan-Alamo Independent School District	1,053	1,075	Aaa
Port Arthur Independent School District	972	986	Aaa
Harlandale Independent School District	870	871	Aaa
San Jacinto Community College District	850	842	Aa3
County of Fort Bend	815	827	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	598	605	A3
	$57,271	$57,581

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
City of New York	$7,824	$7,827	Aa2
The Dormitory Authority of the State of New York	7,723	7,769	Aa2
The Port Authority of New York and New Jersey	7,660	7,635	Aa3
Metropolitan Transportation Authority	7,121	7,101	A1
New York State Urban Development Corporation	5,909	5,923	Aa1
New York City Transitional Finance Authority	3,522	3,509	Aa1
TSASC, Inc.	2,323	2,236	A2
County of Nassau	2,063	2,063	A2
Public Service Enterprise Group, Inc.	1,790	1,818	A3
County of Albany	1,787	1,787	Aa3
Town of Oyster Bay	1,101	1,080	Aa2
Syracuse Industrial Development Agency	333	345	Baa1
	$49,156	$49,093

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Radnor Re 2018-1 Ltd. is a special purpose variable interest entity that is not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of June 30, 2018, our estimated off-balance sheet maximum exposure to loss from Radnor Re was $18.2 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trust. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2018, the effective duration of our investment portfolio, including cash, was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

We did not repurchase any of our common shares during the three months ended June 30, 2018.

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
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: August 6, 2018	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 6, 2018	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2018	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)