Form 10-Q
period 2018-09-30
Essent Group Ltd.
filed 2018-11-09
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2018

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36157

ESSENT GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Clarendon House 2 Church Street Hamilton HM11, Bermuda (Address of principal executive offices and zip code) (441) 297-9901 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of November 2, 2018 was 98,139,176.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2018	2017
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2018 — $2,527,850; 2017 — $1,994,200)	$2,473,840	$1,992,371
Short-term investments available for sale, at fair value (amortized cost: 2018 — $191,911; 2017 — $312,714)	191,912	312,694
Total investments available for sale	2,665,752	2,305,065
Other invested assets	24,865	500
Total investments	2,690,617	2,305,565
Cash	29,797	43,524
Accrued investment income	17,125	12,807
Accounts receivable	35,597	29,752
Deferred policy acquisition costs	16,159	15,354
Property and equipment (at cost, less accumulated depreciation of $53,005 in 2018 and $50,466 in 2017)	7,387	6,979
Prepaid federal income tax	185,935	252,157
Other assets	10,806	8,230
Total assets	$2,993,423	$2,674,368

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$53,355	$46,850
Unearned premium reserve	292,331	259,672
Net deferred tax liability	155,349	127,636
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,513 in 2018 and $1,409 in 2017)	223,487	248,591
Securities purchases payable	21,741	14,999
Other accrued liabilities	32,021	36,184
Total liabilities	778,284	733,932
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,128 shares in 2018 and 98,434 shares in 2017	1,472	1,476
Additional paid-in capital	1,107,206	1,127,137
Accumulated other comprehensive loss	(47,449)	(3,252)
Retained earnings	1,153,910	815,075
Total stockholders’ equity	2,215,139	1,940,436
Total liabilities and stockholders’ equity	$2,993,423	$2,674,368

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Net premiums written	$175,221	$155,055	$508,850	$408,415
Increase in unearned premiums	(8,546)	(17,115)	(32,659)	(26,261)
Net premiums earned	166,675	137,940	476,191	382,154
Net investment income	16,646	10,626	45,494	28,461
Realized investment gains, net	524	564	1,160	1,763
Other income	1,153	1,073	3,384	3,023
Total revenues	184,998	150,203	526,229	415,401

Losses and expenses:
Provision for losses and LAE	5,452	4,313	12,574	9,776
Other underwriting and operating expenses	36,899	37,035	111,451	109,053
Interest expense	2,500	1,456	7,568	3,361
Total losses and expenses	44,851	42,804	131,593	122,190

Income before income taxes	140,147	107,399	394,636	293,211
Income tax expense	24,136	29,006	55,801	76,102
Net income	$116,011	$78,393	$338,835	$217,109

Earnings per share:
Basic	$1.19	$0.83	$3.48	$2.35
Diluted	1.18	0.82	3.46	2.31

Weighted average shares outstanding:
Basic	97,438	94,185	97,388	92,285
Diluted	98,013	96,094	97,944	94,104

Net income	$116,011	$78,393	$338,835	$217,109

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($1,352) and $752 in the three months ended September 30, 2018 and 2017 and ($7,963) and $6,462 in the nine months ended September 30, 2018 and 2017	(8,201)	1,978	(44,197)	15,298
Total other comprehensive (loss) income	(8,201)	1,978	(44,197)	15,298
Comprehensive income	$107,810	$80,371	$294,638	$232,407

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2017	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				379,747		379,747
Other comprehensive income			8,068			8,068
Issuance of common shares, net of issuance cost of $1,802	75	197,623				197,698
Issuance of management incentive shares	8	(8)				—
Stock-based compensation expense		18,688				18,688
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,577)	(7,577)
Cancellation of treasury stock	(4)	(7,573)			7,577	—
Reclassification of certain income tax effects resulting from tax reform			935	(935)		—
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436

Net income				338,835		338,835
Other comprehensive loss			(44,197)			(44,197)
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		11,269				11,269
Treasury stock acquired					(31,204)	(31,204)
Cancellation of treasury stock	(10)	(31,194)			31,204	—
Balance at September 30, 2018	$1,472	$1,107,206	$(47,449)	$1,153,910	$—	$2,215,139

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Operating Activities
Net income	$338,835	$217,109
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,160)	(1,763)
Depreciation and amortization	2,539	2,955
Stock-based compensation expense	11,269	13,980
Amortization of premium on investment securities	10,701	8,752
Deferred income tax provision	35,676	49,032
Change in:
Accrued investment income	(4,318)	(2,351)
Accounts receivable	(5,842)	(7,657)
Deferred policy acquisition costs	(805)	(1,431)
Prepaid federal income tax	66,222	(52,185)
Other assets	(2,439)	21
Reserve for losses and LAE	6,505	3,437
Unearned premium reserve	32,659	26,261
Other accrued liabilities	(3,888)	(4,139)
Net cash provided by operating activities	485,954	252,021

Investing Activities
Net change in short-term investments	120,782	(164,165)
Purchase of investments available for sale	(861,042)	(567,335)
Proceeds from maturity of investments available for sale	82,746	51,440
Proceeds from sales of investments available for sale	241,865	197,623
Purchase of other invested assets	(24,751)	—
Distributions from other invested assets	386	—
Purchase of property and equipment	(2,947)	(2,661)
Net cash used in investing activities	(442,961)	(485,098)

Financing Activities
Issuance of common shares, net of costs	—	198,212
Credit facility borrowings	15,000	125,000
Credit facility repayments	(40,000)	(50,000)
Treasury stock acquired	(31,204)	(7,329)
Payment of issuance costs for credit facility	(516)	(2,596)
Net cash (used in) provided by financing activities	(56,720)	263,287

Net (decrease) increase in cash	(13,727)	30,210
Cash at beginning of year	43,524	27,531
Cash at end of period	$29,797	$57,741

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(18,600)	$(28,300)
Interest payments	(7,051)	(3,120)

Noncash Transactions
Repayment of borrowings with term loan proceeds (see Note 6)	$(100,000)	$(125,000)

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), a wholly-owned subsidiary approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. A significant portion of our premium revenue relates to master policies with certain lending institutions. For the nine months ended September 30, 2018 one lender represented 10% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2017, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2018 prior to the issuance of these condensed consolidated financial statements.

Within the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017, the financing activities were revised to reflect the repayment of credit facility borrowings with term loan proceeds of $125 million as a non-cash transaction to be consistent with the December 31, 2017 presentation. The term loan proceeds were directly applied at closing to pay down credit facility borrowings. This revision did not impact net cash provided by financing activities or the net increase in cash or any other financial statements or disclosures for the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. We anticipate adopting this standard on January 1, 2019 using the retrospective adoption approach as of the adoption date and electing certain practical expedients allowed under the standard. The adoption of this ASU is not expected to have a material effect on the Company's consolidated operating results or financial position.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The provisions of this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for the removed disclosures. The Company is evaluating the impact the adoption of this ASU will have on the consolidated financial statements and related disclosures.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$275,423	$—	$(10,190)	$265,233
U.S. agency securities	33,651	—	(974)	32,677
U.S. agency mortgage-backed securities	588,499	117	(21,990)	566,626
Municipal debt securities(1)	462,546	2,096	(7,136)	457,506
Non-U.S. government securities	44,964	87	(253)	44,798
Corporate debt securities(2)	720,722	295	(14,687)	706,330
Residential and commercial mortgage securities	102,093	547	(991)	101,649
Asset-backed securities	299,952	280	(1,211)	299,021
Money market funds	191,911	1	—	191,912
Total investments available for sale	$2,719,761	$3,423	$(57,432)	$2,665,752

December 31, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$231,905	$2	$(4,102)	$227,805
U.S. agency securities	33,669	—	(555)	33,114
U.S. agency mortgage-backed securities	462,986	567	(7,516)	456,037
Municipal debt securities(1)	457,418	9,098	(1,261)	465,255
Corporate debt securities(2)	610,516	4,249	(3,037)	611,728
Residential and commercial mortgage securities	78,974	791	(358)	79,407
Asset-backed securities	167,638	467	(183)	167,922
Money market funds	263,808	—	(11)	263,797
Total investments available for sale	$2,306,914	$15,174	$(17,023)	$2,305,065

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	66.3%	63.6%
General obligation bonds	28.6	30.7
Certificate of participation bonds	3.7	4.4
Tax allocation bonds	0.9	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	37.7%	45.9%
Consumer, non-cyclical	21.4	16.2
Communications	12.4	7.3
Energy	6.9	7.8
Consumer, cyclical	5.5	5.3
Industrial	5.4	6.3
Utilities	4.7	5.3
Technology	3.5	3.9
Basic materials	2.5	2.0
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$1,995	$1,977
Due after 1 but within 5 years	173,681	170,686
Due after 5 but within 10 years	70,168	65,030
Due after 10 years	29,579	27,540
Subtotal	275,423	265,233
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	33,651	32,677
Subtotal	33,651	32,677
Municipal debt securities:
Due in 1 year	27,808	27,768
Due after 1 but within 5 years	91,977	91,050
Due after 5 but within 10 years	174,111	172,250
Due after 10 years	168,650	166,438
Subtotal	462,546	457,506
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	19,770	19,790
Due after 5 but within 10 years	25,194	25,008
Subtotal	44,964	44,798
Corporate debt securities:
Due in 1 year	76,859	76,455
Due after 1 but within 5 years	375,792	369,276
Due after 5 but within 10 years	259,457	252,293
Due after 10 years	8,614	8,306
Subtotal	720,722	706,330
U.S. agency mortgage-backed securities	588,499	566,626
Residential and commercial mortgage securities	102,093	101,649
Asset-backed securities	299,952	299,021
Money market funds	191,911	191,912
Total investments available for sale	$2,719,761	$2,665,752

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Realized gross gains	$574	$605	$1,883	$2,035
Realized gross losses	50	41	723	272

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$122,842	$(1,525)	$142,391	$(8,665)	$265,233	$(10,190)
U.S. agency securities	500	(15)	32,177	(959)	32,677	(974)
U.S. agency mortgage-backed securities	266,952	(5,822)	277,959	(16,168)	544,911	(21,990)
Municipal debt securities	277,700	(5,196)	55,770	(1,940)	333,470	(7,136)
Non-U.S. government securities	23,316	(253)	—	—	23,316	(253)
Corporate debt securities	518,678	(10,146)	139,222	(4,541)	657,900	(14,687)
Residential and commercial mortgage securities	50,881	(473)	10,095	(518)	60,976	(991)
Asset-backed securities	214,400	(1,099)	6,281	(112)	220,681	(1,211)
Total	$1,475,269	$(24,529)	$663,895	$(32,903)	$2,139,164	$(57,432)

	Less than 12 months		12 months or more		Total
December 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$151,119	$(1,240)	$69,454	$(2,862)	$220,573	$(4,102)
U.S. agency securities	17,320	(190)	15,794	(365)	33,114	(555)
U.S. agency mortgage-backed securities	180,443	(1,394)	217,944	(6,122)	398,387	(7,516)
Municipal debt securities	124,171	(817)	23,492	(444)	147,663	(1,261)
Corporate debt securities	214,371	(1,213)	94,261	(1,824)	308,632	(3,037)
Residential and commercial mortgage securities	29,842	(179)	5,988	(179)	35,830	(358)
Asset-backed securities	58,798	(133)	5,828	(50)	64,626	(183)
Money market funds	59,489	(11)	—	—	59,489	(11)
Total	$835,553	$(5,177)	$432,761	$(11,846)	$1,268,314	$(17,023)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates as well as changes in credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in each of the three and nine months ended September 30, 2018 and 2017.

The Company's other invested assets at September 30, 2018 and December 31, 2017 totaled $24.9 million and $0.5 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.5 million as of September 30, 2018 and $8.6 million as of December 31, 2017. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $714.4 million at September 30, 2018 and $615.8 million at December 31, 2017. In connection with an excess-of-loss reinsurance agreement (see Note 4), Essent Guaranty is required to maintain assets on deposit for the benefit of the reinsurer. The fair value of the assets on deposit was $3.4 million at September 30, 2018. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $6.3 million at September 30, 2018.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Fixed maturities	$16,476	$10,982	$44,615	$29,964
Short-term investments	910	330	2,959	463
Gross investment income	17,386	11,312	47,574	30,427
Investment expenses	(740)	(686)	(2,080)	(1,966)
Net investment income	$16,646	$10,626	$45,494	$28,461

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net premiums written:
Direct	$178,379	$155,055	$515,887	$408,415
Ceded	(3,158)	—	(7,037)	—
Net premiums written	$175,221	$155,055	$508,850	$408,415

Net premiums earned:
Direct	$169,833	$137,940	$483,228	$382,154
Ceded	(3,158)	—	(7,037)	—
Net premiums earned	$166,675	$137,940	$476,191	$382,154

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amount of monthly reinsurance premium ceded will fluctuate due to changes in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreement contains an embedded derivative that will be accounted for separately like a freestanding derivative. The fair value of this derivative at September 30, 2018 and the change in its fair value from inception of the reinsurance agreement to September 30, 2018 was not material.

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

The following table presents total assets of Radnor Re as well as our maximum exposure to loss associated with Radnor Re, representing the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of September 30, 2018:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$424,412	$—	$20,958	$20,958
Total	$424,412	$—	$20,958	$20,958

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

($ in thousands)	2018	2017
Reserve for losses and LAE at beginning of period	$46,850	$28,142
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	46,850	28,142
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	25,199	19,266
Prior years	(12,625)	(9,490)
Net incurred losses and LAE during the current period	12,574	9,776
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	620	243
Prior years	5,449	6,096
Net loss and LAE payments during the current period	6,069	6,339
Net reserve for losses and LAE at end of period	53,355	31,579
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$53,355	$31,579

Loans in default at end of period	3,538	2,153

For the nine months ended September 30, 2018, $5.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $12.6 million favorable prior year development during the nine months ended September 30, 2018. Reserves remaining as of September 30, 2018 for prior years are $28.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2017, $6.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $9.5 million favorable prior year development during the nine months ended September 30, 2017. Reserves remaining as of September 30, 2017 for prior years were $12.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default identified as hurricane-related defaults totaled 2,288 as of December 31, 2017. The number of hurricane-related defaults declined to 301 as of September 30, 2018 primarily due to hurricane-related loans in default that cured. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at September 30, 2018 and December 31, 2017. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

On May 2, 2018, the Credit Facility was amended to increase the committed capacity by $125 million to $500 million and to increase the uncommitted line by $25 million to $100 million. The revolving component of the Credit Facility was increased from $250 million to $275 million, and the Borrowers issued $100 million of additional term loans, resulting in $225 million of term loans outstanding. The proceeds of $100 million of additional term loans were used to pay down borrowings outstanding under the revolving component of the Credit Facility. The interest rate, contractual maturity and other terms of the Credit Facility are otherwise unchanged from those described above. As of September 30, 2018, the Company was in compliance with the covenants and $225 million had been borrowed under the Credit Facility with a weighted average interest rate of 4.15%. As of December 31, 2017, $250 million had been borrowed with a weighted average interest rate of 3.49%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid $0.1 million related to remedies for each of the nine months ended September 30, 2018 and 2017. As of September 30, 2018, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2018 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2018, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the nine months ended September 30, 2018:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,595	$17.03	410	$21.12	536	$29.13
Granted	113	45.02	73	45.02	161	42.19
Vested	(1,226)	14.71	(276)	18.67	(222)	28.27
Forfeited	—	N/A	—	N/A	(7)	31.31
Outstanding at September 30, 2018	482	$29.49	207	$32.82	468	$34.00

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

The total fair value on the vesting date of nonvested shares or share units that vested was $75.2 million and $21.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $22.0 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2018 and we expect to recognize the expense over a weighted average period of 2.0 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 713,932 in the nine months ended September 30, 2018. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2018.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Compensation expense	$3,837	$4,692	$11,269	$13,980
Income tax benefit	713	1,513	2,098	4,498

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income	$116,011	$78,393	$338,835	$217,109
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$116,011	$78,393	$338,835	$217,109
Basic earnings per share	$1.19	$0.83	$3.48	$2.35
Diluted earnings per share	$1.18	$0.82	$3.46	$2.31
Basic weighted average shares outstanding	97,438	94,185	97,388	92,285
Dilutive effect of nonvested shares	575	1,909	556	1,819
Diluted weighted average shares outstanding	98,013	96,094	97,944	94,104

There were 11,445 and 956 antidilutive shares for the three months ended September 30, 2018 and 2017, respectively and 164,874 and 59,534 antidilutive shares for the nine months ended September 30, 2018 and 2017, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of September 30, 2018 and 2017, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if September 30 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(44,456)	$5,208	$(39,248)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(9,029)	1,241	(7,788)
Less: Reclassification adjustment for gains included in net income (1)	(524)	111	(413)
Net unrealized losses on investments	(9,553)	1,352	(8,201)
Other comprehensive loss	(9,553)	1,352	(8,201)
Balance at end of period	$(54,009)	$6,560	$(47,449)

	Nine Months Ended September 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(1,849)	$(1,403)	$(3,252)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(51,000)	7,686	(43,314)
Less: Reclassification adjustment for gains included in net income (1)	(1,160)	277	(883)
Net unrealized losses on investments	(52,160)	7,963	(44,197)
Other comprehensive loss	(52,160)	7,963	(44,197)
Balance at end of period	$(54,009)	$6,560	$(47,449)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$4,594	$(3,529)	$1,065
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	3,294	(949)	2,345
Less: Reclassification adjustment for gains included in net income (1)	(564)	197	(367)
Net unrealized gains on investments	2,730	(752)	1,978
Other comprehensive income	2,730	(752)	1,978
Balance at end of period	$7,324	$(4,281)	$3,043

	Nine Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	23,523	(7,071)	16,452
Less: Reclassification adjustment for gains included in net income (1)	(1,763)	609	(1,154)
Net unrealized gains on investments	21,760	(6,462)	15,298
Other comprehensive income	21,760	(6,462)	15,298
Balance at end of period	$7,324	$(4,281)	$3,043

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

September 30, 2018 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$265,233	$—	$—	$265,233
U.S. agency securities	—	32,677	—	32,677
U.S. agency mortgage-backed securities	—	566,626	—	566,626
Municipal debt securities	—	457,506	—	457,506
Non-U.S. government securities	—	44,798	—	44,798
Corporate debt securities	—	706,330	—	706,330
Residential and commercial mortgage securities	—	101,649	—	101,649
Asset-backed securities	—	299,021	—	299,021
Money market funds	191,912	—	—	191,912
Total assets at fair value	$457,145	$2,208,607	$—	$2,665,752

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$227,805	$—	$—	$227,805
U.S. agency securities	—	33,114	—	33,114
U.S. agency mortgage-backed securities	—	456,037	—	456,037
Municipal debt securities	—	465,255	—	465,255
Corporate debt securities	—	611,728	—	611,728
Residential and commercial mortgage securities	—	79,407	—	79,407
Asset-backed securities	—	167,922	—	167,922
Money market funds	263,797	—	—	263,797
Total assets at fair value	$491,602	$1,813,463	$—	$2,305,065

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

(In thousands)	2018	2017
Essent Guaranty
Statutory net income	$275,130	$194,131
Statutory surplus	832,403	684,421
Contingency reserve liability	853,422	623,934

Essent PA
Statutory net income	$7,087	$7,959
Statutory surplus	48,390	45,047
Contingency reserve liability	47,294	41,593

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2018 and 2017, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2018 and December 31, 2017, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2018, Essent Guaranty increased its contingency reserve by $174.7 million and Essent PA increased its contingency reserve by $4.2 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the nine months ended September 30, 2018 or 2017.

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

Essent Re's statutory capital and surplus was $749.1 million as of September 30, 2018 and $662.6 million as of December 31, 2017. Essent Re's statutory net income was $100.6 million and $70.2 million for the nine months ended September 30, 2018 and 2017, respectively. Statutory capital and surplus as of September 30, 2018 and December 31, 2017 and statutory net income in the nine months ended September 30, 2018 and 2017 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2017 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. We were formed to serve the U.S. housing finance industry at a time when the demands of the financial crisis and a rapidly changing business environment created the need for a new, privately funded mortgage insurance company. We believe that our success in acquiring customers and growing our insurance in force has been driven by the unique opportunity we offer lenders to partner with a well-capitalized mortgage insurer, unencumbered by business originated prior to the financial crisis, that provides fair and transparent claims payment practices, and consistency and speed of service. Essent Guaranty, Inc. ("Essent Guaranty"), our wholly-owned insurance subsidiary, is licensed to write coverage in all 50 states and the District of Columbia. The financial strength of Essent Guaranty is rated Baa1 with a stable outlook by Moody’s Investor Services (“Moody's”) and BBB+ with a stable outlook by S&P Global Ratings (“S&P”). On September 5, 2018, A.M. Best assigned Financial Strength Ratings of A (Excellent) with a stable outlook to Essent Guaranty.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 394 employees as of September 30, 2018. We generated new insurance written, or NIW, of approximately $13.9 billion and $36.1 billion for the three and nine months ended September 30, 2018, respectively, compared to approximately $13.2 billion and $32.6 billion for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had approximately $131.2 billion of insurance in force. Our top ten customers represented approximately 42.8%, 45.8%, 35.1% and 36.6% of NIW on a flow basis for the nine months ended September 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of September 30, 2018, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $612.7 million of risk, including in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") and Fannie Mae's Credit Insurance Risk Transfer ("CIRT") programs. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P. On September 5, 2018, A.M. Best assigned Financial Strength Ratings of A (Excellent) with a stable outlook to Essent Re.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

The GSEs released the revised PMIERs ("PMIERs 2.0") on September 27, 2018 and have indicated that the PMIERs 2.0 framework will take effect on March 31, 2019. Essent expects to remain in full compliance with the existing and revised PMIERs, as applicable, prior to and after March 31, 2019.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2018 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2018, monthly and single premium policies comprised 84.1% and 15.9% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 84.0% at September 30, 2018. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2018. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad,” to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. This fee is adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, will decrease over time as Triad’s existing policies are cancelled. The services agreement was automatically extended until November 30, 2019.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 77% of our IIF as of September 30, 2018 having been originated since January 1, 2016. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2018, 77% of our IIF relates to business written since January 1, 2016 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Specifically, on August 26, 2017, Hurricane Harvey made landfall in southeastern Texas and on September 10, 2017, Hurricane Irma made landfall in southern Florida and caused property damage in certain counties. Loans in default identified as hurricane-related defaults totaled 2,288 as of December 31, 2017. The number of hurricane-related defaults declined to 301 as of September 30, 2018 primarily due to hurricane-related loans in default that cured. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

Third-Party Reinsurance

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

Our most significant expense is compensation and benefits for our employees, which represented 59% and 61% of other underwriting and operating expenses for the three and nine months ended September 30, 2018, respectively, compared to 63% of other underwriting and operating expenses for each of the three and nine months ended September 30, 2017, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2018 and 2017 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
IIF, beginning of period	$122,501,246	$95,494,390	$110,461,950	$83,265,522
NIW	13,913,191	13,221,038	36,099,983	32,623,467
Cancellations	(5,164,480)	(4,779,121)	(15,311,976)	(11,952,682)
IIF, end of period	$131,249,957	$103,936,307	$131,249,957	$103,936,307
Average IIF during the period	$127,052,216	$99,790,653	$119,685,365	$92,353,836
RIF, end of period	$32,361,782	$25,807,358	$32,361,782	$25,807,358

The following is a summary of our IIF at September 30, 2018 by vintage:

($ in thousands)	$	%
2018 (through September 30)	$35,189,027	26.8%
2017	38,894,605	29.6
2016	26,510,429	20.2
2015	14,202,260	10.8
2014	8,726,281	6.7
2013 and prior	7,727,355	5.9
	$131,249,957	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing; and (5) premiums ceded under third-party reinsurance agreements. For the three and nine months ended September 30, 2018, our average net premium rate was 0.50% and 0.51%, respectively, as compared to 0.53% for each of the three and nine months ended September 30, 2017. In June 2018, we announced a reduction in pricing on our published rates effective for future NIW. We anticipate that the pricing reductions will reduce our average net premium rate in future periods.

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

As of September 30, 2018, our combined net risk in force for our U.S. insurance companies was $25.1 billion and our combined statutory capital was $1.8 billion, resulting in a risk-to-capital ratio of 14.1 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenues:
Net premiums written	$175,221	$155,055	$508,850	$408,415
Increase in unearned premiums	(8,546)	(17,115)	(32,659)	(26,261)
Net premiums earned	166,675	137,940	476,191	382,154
Net investment income	16,646	10,626	45,494	28,461
Realized investment gains, net	524	564	1,160	1,763
Other income	1,153	1,073	3,384	3,023
Total revenues	184,998	150,203	526,229	415,401

Losses and expenses:
Provision for losses and LAE	5,452	4,313	12,574	9,776
Other underwriting and operating expenses	36,899	37,035	111,451	109,053
Interest expense	2,500	1,456	7,568	3,361
Total losses and expenses	44,851	42,804	131,593	122,190
Income before income taxes	140,147	107,399	394,636	293,211
Income tax expense	24,136	29,006	55,801	76,102
Net income	$116,011	$78,393	$338,835	$217,109

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

For the three months ended September 30, 2018, we reported net income of $116.0 million, compared to net income of $78.4 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we reported net income of $338.8 million, compared to net income of $217.1 million for the nine months ended September 30, 2017. The increase in our operating results in 2018 over the same periods in 2017 was primarily due to the increase in net premiums earned associated with the growth of our IIF, the increase in net investment income and the decrease in income taxes primarily due to the reduction of the U.S. statutory corporate income tax rate, partially offset by increases in the provision for losses and LAE and interest expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended September 30, 2018 by 21%, compared to the three months ended September 30, 2017 primarily due to the increase in our average IIF from $99.8 billion at September 30, 2017 to $127.1 billion at September 30, 2018, partially offset by a decrease in average net premium rate from 0.53% for the three months ended September 30, 2017 to 0.50% for the three months ended September 30, 2018. Net premiums earned increased in the nine months ended September 30, 2018 by 25% compared to the nine months ended September 30, 2017 due to the increase in our average IIF from $92.4 billion at September 30, 2017 to $119.7 billion at September 30, 2018, partially offset by a decrease in the average net premium rate from 0.53% in the nine months ended September 30, 2017 to 0.51% in the nine months ended September 30, 2018. The decrease in the average net premium rate during the three and nine months ended September 30, 2018 is primarily due to an increase in premiums ceded under third-party reinsurance agreements and a decrease in premiums earned on the cancellation of non-refundable single premium policies in the respective periods.

Net premiums written increased in the three months ended September 30, 2018 by 13%, compared to the three months ended September 30, 2017 primarily due to the increase in average IIF for the three months ended September 30, 2018, as compared to the same period in 2017, partially offset by an increase in premiums ceded under third-party reinsurance agreements, a decrease in the premium rate and a decrease in new single premium policies written in the three months ended September 30, 2018. Net premiums written increased in the nine months ended September 30, 2018 by 25%, compared to the nine months ended September 30, 2017 primarily due to the increase in average IIF for the nine months ended September 30, 2018, as compared to the same period in 2017, partially offset by an increase in premiums ceded under third-party reinsurance agreements in the nine months ended September 30, 2018.

In the three months ended September 30, 2018 and 2017, unearned premiums increased by $8.5 million and $17.1 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $28.8 million and $36.5 million, respectively, which was partially offset by $20.3 million and $19.4 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2018 and 2017, unearned premiums increased by $32.7 million and $26.3 million, respectively. This was a result of net premiums written on single premium policies of $91.8 million and $80.3 million, respectively, which was partially offset by $59.1 million and $54.0 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Fixed maturities	$16,476	$10,982	$44,615	$29,964
Short-term investments	910	330	2,959	463
Gross investment income	17,386	11,312	47,574	30,427
Investment expenses	(740)	(686)	(2,080)	(1,966)
Net investment income	$16,646	$10,626	$45,494	$28,461

The increase in net investment income for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $2.7 billion for the three months ended September 30, 2018 from $2.0 billion for the three months ended September 30, 2017. The average cash and investment portfolio balance was $2.5 billion for the nine months ended September 30, 2018 compared to $1.8 billion for the nine months ended September 30, 2017. The increase in the average cash and investment portfolio in both periods was primarily due to investing cash flows from operations and proceeds from the public offering of common shares completed in August 2017. The pre-tax investment income yield increased from 2.3% and 2.2% in the three and nine months ended September 30, 2017, respectively, to 2.6% and 2.5% in the three and nine months ended September 30, 2018, respectively, primarily due to an increase in market interest rates, an increase in the portion of our investment portfolio invested in spread and duration assets and higher yields on new investments. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues and underwriting services to third-party reinsurers. The increase in other income for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, was primarily due to the increase in underwriting services to third-party reinsurers, partially offset by decreases in contract underwriting revenues and Triad service fees associated with the reduction in the number of Triad's mortgage insurance policies in force. The fees earned from Triad will continue to decrease over time as Triad's existing policies are cancelled.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $5.5 million and $4.3 million in the three months ended September 30, 2018 and 2017, respectively, and $12.6 million and $9.8 million in the nine months ended September 30, 2018 and 2017, respectively. The increase in the provision for losses and LAE in the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was primarily due to the increase in the number of non-hurricane-related insured loans in default in each period. Loans in default identified as hurricane-related defaults were 301 as of September 30, 2018 as compared to 801 as of June 30, 2018 and 2,288 as of December 31, 2017. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning default inventory	3,519	1,776	4,783	1,757
Plus: new defaults	2,285	1,592	5,980	3,897
Less: cures	(2,201)	(1,145)	(7,043)	(3,322)
Less: claims paid	(64)	(68)	(179)	(176)
Less: rescissions and denials, net	(1)	(2)	(3)	(3)
Ending default inventory	3,538	2,153	3,538	2,153

The increase in the number of defaults at September 30, 2018 compared to September 30, 2017 was primarily due to the increase in our IIF and policies in force, the hurricane-related defaults remaining in the default inventory, along with further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of September 30,
	2018	2017
Case reserves (in thousands)	$48,765	$29,024
Total reserves (in thousands)	$53,355	$31,579
Ending default inventory	3,538	2,153
Average case reserve per default (in thousands)	$13.8	$13.5
Average total reserve per default (in thousands)	$15.1	$14.7
Default rate	0.61%	0.46%
Claims received included in ending default inventory	49	40

The increase in the average case reserve per default was primarily due to the level of reserves for hurricane-related defaults. In the fourth quarter of 2017, we recorded a provision for losses and LAE associated with hurricanes Harvey and Irma. The reserve for losses and LAE on hurricane-related defaults was $11.1 million at September 30, 2018 and December 31, 2017 representing our best estimate of ultimate claim costs for hurricane-related defaults based on the information available at each period end. Also contributing to the change in the average case reserve per default were changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Reserve for losses and LAE at beginning of period	$50,016	$29,798	$46,850	$28,142
Add provision for losses and LAE occurring in:
Current period	8,671	7,150	25,199	19,266
Prior years	(3,219)	(2,837)	(12,625)	(9,490)
Incurred losses and LAE during the current period	5,452	4,313	12,574	9,776
Deduct payments for losses and LAE occurring in:
Current period	409	146	620	243
Prior years	1,704	2,386	5,449	6,096
Loss and LAE payments during the current period	2,113	2,532	6,069	6,339
Reserve for losses and LAE at end of period	$53,355	$31,579	$53,355	$31,579

	As of September 30, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,886	53%	$10,498	22%	$101,755	10%
Four to eleven payments	1,252	36	24,531	50	68,670	36
Twelve or more payments	351	10	11,795	24	20,160	59
Pending claims	49	1	1,941	4	2,212	88
Total case reserves	3,538	100%	48,765	100%	$192,797	25
IBNR			3,657
LAE and other			933
Total reserves for losses and LAE			$53,355

	As of September 30, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,228	57%	$7,935	27%	$68,317	12%
Four to eleven payments	690	32	12,948	45	38,003	34
Twelve or more payments	195	9	6,105	21	10,087	61
Pending claims	40	2	2,036	7	2,376	86
Total case reserves	2,153	100%	29,024	100%	$118,783	24
IBNR			2,177
LAE and other			378
Total reserves for losses and LAE			$31,579

During the three months ended September 30, 2018, the provision for losses and LAE was $5.5 million, comprised of $8.7 million of current year losses partially offset by $3.2 million of favorable prior years’ loss development. During the three months ended September 30, 2017, the provision for losses and LAE was $4.3 million, comprised of $7.2 million of current year losses partially offset by $2.8 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2018, the provision for losses and LAE was $12.6 million, comprised of $25.2 million of current year losses partially offset by $12.6 million of favorable prior years’ loss development. During the nine months ended September 30, 2017, the provision for losses and LAE was $9.8 million, comprised of $19.3 million of current year losses partially offset by $9.5 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Number of claims paid	64	68	179	176
Amount of claims paid	$2,029	$2,468	$5,848	$6,155
Claim severity	69%	76%	70%	81%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$21,615	59%	$23,198	63%	$67,465	61%	$69,029	63%
Other	15,284	41	13,837	37	43,986	39	40,024	37
	$36,899	100%	$37,035	100%	$111,451	100%	$109,053	100%

Number of employees at end of period						394		398

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits decreased in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017 primarily due to a decrease in stock compensation expense associated with the full vesting of grants issued in 2013 and 2014, partially offset by an increase in payroll taxes associated with the vesting of these grants. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and nine months ended September 30, 2018, we incurred interest expense of $2.5 million and $7.6 million, respectively, as compared to $1.5 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, associated with an increase in the weighted average interest rates and average amounts outstanding under the Credit Facility. For the three and nine months ended September 30, 2018, the average amount outstanding under the Credit Facility was $225.0 million and $245.4 million, respectively, as compared to $164.9 million and $137.6 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and 2017, the borrowings under the Credit Facility had a weighted average interest rate of 4.15% and 3.24%, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annual effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $24.1 million and $29.0 million for the three months ended September 30, 2018 and 2017, respectively, and $55.8 million and $76.1 million for the nine months ended September 30, 2018 and 2017, respectively. Income tax expense for each of the three and nine months ended September 30, 2018 was calculated using an estimated annual effective tax rate of 16.2%, as compared to 27.0% for each of the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, income tax expense includes $1.5 million of expense associated with accrual to return adjustments associated with the completion of the 2017 U.S. federal income tax return. For the nine months ended September 30, 2018 and 2017, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $9.6 million and $3.1 million, respectively. The tax effects associated with the vesting of common shares and common share units and the accrual to return adjustments associated with the completion of U.S. federal income tax returns are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate. The decrease in the annual effective tax rate for 2018 reflects the reduction of the U.S. statutory corporate income tax rate from 35% to 21% and the expected portion of our consolidated earnings to be generated in Bermuda. Bermuda does not have a corporate income tax.

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

As of September 30, 2018, we had substantial liquidity with cash of $29.8 million, short-term investments of $191.9 million and fixed maturity investments of $2.5 billion. We also had $275 million available capacity under the revolving credit component of our Credit Facility, with $225 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At September 30, 2018, net cash and investments at the holding company were $77.2 million.

On May 2, 2018, we amended the Credit Facility to increase the committed capacity by $125 million to $500 million, including the issuance of $100 million of additional term loans, the proceeds of which were used to pay down borrowings outstanding under the revolving component of the Credit Facility. See Note 6 to our condensed consolidated financial statements.

In December 2014, Essent Guaranty became a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”). In November 2018, Essent Guaranty entered into additional agreements with the FHLBank providing Essent Guaranty with secured borrowing capacity with the FHLBank. Such borrowings may be used by Essent Guaranty to provide supplemental liquidity. Essent Guaranty currently has no outstanding borrowings with the FHLBank.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2018, Essent Guaranty had unassigned surplus of approximately $127.1 million. During the nine months ended September 30, 2018, Essent Guaranty paid to its parent, Essent US Holdings, Inc. ("Essent Holdings"), a $40 million dividend which was used to pay down the borrowings remaining under the revolving component of the Credit Facility. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $9.4 million as of September 30, 2018. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2018, Essent Re had total equity of $749.2 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At September 30, 2018, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$485,954	$252,021
Net cash used in investing activities	(442,961)	(485,098)
Net cash (used in) provided by financing activities	(56,720)	263,287
Net (decrease) increase in cash	$(13,727)	$30,210

Operating Activities

Cash flow provided by operating activities totaled $486.0 million for the nine months ended September 30, 2018, as compared to $252.0 million for the nine months ended September 30, 2017. The increase in cash flow provided by operating activities of $233.9 million in 2018 was primarily due to increases in premiums collected and net investment income, and a net decrease in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”), partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $443.0 million for the nine months ended September 30, 2018, primarily related to investing cash flows from the business. Cash flow used in investing activities totaled $485.1 million for the nine months ended September 30, 2017, primarily related to investing cash flows from the business, proceeds from the public offering of common shares in August 2017 and net increased borrowings under the Credit Facility in 2017.

Financing Activities

Cash flow used in financing activities totaled $56.7 million for the nine months ended September 30, 2018, primarily related to treasury stock acquired from employees to satisfy tax withholding obligations and $25 million of net repayments of borrowings under the Credit Facility. Cash flow provided by financing activities totaled $263.3 million for the nine months ended September 30, 2017, primarily related to proceeds from the public offering of common shares completed in August 2017 and $75 million of net increased borrowings under the Credit Facility, partially offset by treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2018, Essent Holdings made capital contributions to Essent Guaranty of $15 million to support new and existing business. During the three months ended June 30, 2018, Essent Guaranty paid a dividend to Essent Holdings of $40 million which was used to pay down the borrowings remaining under the revolving component of the Credit Facility. During the nine months ended September 30, 2017, Essent Holdings made capital contributions to Essent Guaranty of $50 million to support new business.

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

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of September 30, 2018 is as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$881,196
Contingency reserves	900,716
Combined statutory capital	$1,781,912
Combined net risk in force	$25,124,809
Combined risk-to-capital ratio	14.1:1

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

Essent Re has entered into risk GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. As of September 30, 2018, Essent Re had total stockholders’ equity of $749.2 million and net risk in force of $7.8 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated Baa1 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P. On September 5, 2018, A.M. Best assigned Financial Strength Ratings of A (Excellent) with stable outlooks to Essent Guaranty and Essent Re.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of September 30, 2018, Essent Guaranty's Available Assets were $1.82 billion and its Minimum Required Assets were $1.46 billion based on our interpretation of the PMIERs.

The GSEs released PMIERs 2.0 on September 27, 2018 and have indicated that the PMIERs 2.0 framework will take effect on March 31, 2019. If PMIERs 2.0 had been in effect as of September 30, 2018, Essent Guaranty’s excess of Available Assets over Minimum Required Assets would be substantially unchanged from the amount computed under PMIERs 1.0. Essent expects to remain in full compliance with the existing and revised PMIERs, as applicable, prior to and after March 31, 2019.

Financial Condition

Stockholders’ Equity

As of September 30, 2018, stockholders’ equity was $2.2 billion, compared to $1.9 billion as of December 31, 2017. This increase was primarily due to net income generated in 2018, partially offset by an increase in accumulated other comprehensive loss related to an increase in our unrealized investment losses.

Investments

The total fair value of our investments was $2.7 billion as of September 30, 2018 and $2.3 billion as of December 31, 2017. In addition, our total cash was $29.8 million as of September 30, 2018, compared to $43.5 million as of December 31, 2017. The increase in investments was primarily due to investing net cash flows from operations during the nine months ended September 30, 2018.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$265,233	9.9%	$227,805	9.9%
U.S. agency securities	32,677	1.2	33,114	1.4
U.S. agency mortgage-backed securities	566,626	21.3	456,037	19.8
Municipal debt securities(1)	457,506	17.2	465,255	20.2
Non-U.S. government securities	44,798	1.7	—	—
Corporate debt securities(2)	706,330	26.5	611,728	26.5
Residential and commercial mortgage securities	101,649	3.8	79,407	3.5
Asset-backed securities	299,021	11.2	167,922	7.3
Money market funds	191,912	7.2	263,797	11.4
Total Investments Available for Sale	$2,665,752	100.0%	$2,305,065	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	66.3%	63.6%
General obligation bonds	28.6	30.7
Certificate of participation bonds	3.7	4.4
Tax allocation bonds	0.9	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	37.7%	45.9%
Consumer, non-cyclical	21.4	16.2
Communications	12.4	7.3
Energy	6.9	7.8
Consumer, cyclical	5.5	5.3
Industrial	5.4	6.3
Utilities	4.7	5.3
Technology	3.5	3.9
Basic materials	2.5	2.0
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	September 30, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,314,053	49.3%	$1,160,200	50.3%
Aa1	131,368	4.9	115,237	5.0
Aa2	187,542	7.0	123,551	5.4
Aa3	130,983	4.9	127,785	5.6
A1	223,943	8.4	205,369	8.9
A2	171,217	6.4	157,651	6.8
A3	148,670	5.6	148,246	6.4
Baa1	167,283	6.3	115,178	5.0
Baa2	127,092	4.8	87,869	3.8
Baa3	33,953	1.3	43,024	1.9
Below Baa3	29,648	1.1	20,955	0.9
Total Investments Available for Sale	$2,665,752	100.0%	$2,305,065	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$598,900	22.5%	$628,958	27.3%
1 to < 2 Years	259,820	9.7	164,856	7.2
2 to < 3 Years	250,341	9.4	280,177	12.2
3 to < 4 Years	217,233	8.2	263,799	11.4
4 to < 5 Years	461,890	17.3	263,273	11.4
5 or more Years	877,568	32.9	704,002	30.5
Total Investments Available for Sale	$2,665,752	100.0%	$2,305,065	100.0%

Top Ten Investments Available for Sale Holdings

	September 30, 2018
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.625% 7/15/2021	$35,943	$36,126	$(183)	Aaa
2	U.S. Treasury 5.250% 11/15/2028	27,540	29,579	(2,039)	Aaa
3	U.S. Treasury 2.625% 6/30/2023	26,116	26,337	(221)	Aaa
4	Fannie Mae 4.500% 5/1/2048	19,885	20,019	(134)	Aaa
5	U.S. Treasury 1.500% 8/15/2026	18,307	20,410	(2,103)	Aaa
6	Fannie Mae 4.000% 5/1/2056	14,681	14,594	87	Aaa
7	Fannie Mae 3.000% 12/1/2032	13,065	13,109	(44)	Aaa
8	U.S. Treasury 2.000% 1/15/2021	11,280	11,436	(156)	Aaa
9	Fannie Mae 1.500% 6/22/2020	11,051	11,306	(255)	Aaa
10	Freddie Mac 4.000% 7/1/2037	10,824	11,194	(370)	Aaa
Total		$188,692	$194,110	$(5,418)
Percent of Investments Available for Sale		7.1%

(1)
As of September 30, 2018, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments has been less than cost for less than 12 months and for 12 months or more.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2017
($ in thousands)	Security	Fair Value
1	U.S. Treasury 5.250% 11/15/2028	$29,358
2	U.S. Treasury 1.500% 8/15/2026	19,067
3	U.S. Treasury 0.000% 1/4/2018	14,999
4	Freddie Mac 4.000% 7/1/2037	12,639
5	Fannie Mae 1.500% 6/22/2020	11,165
6	Ginnie Mae 4.000% 7/20/2045	10,964
7	Freddie Mac 2.500% 10/1/2030	10,877
8	Ginnie Mae 4.000% 8/20/2045	10,666
9	Freddie Mac 3.000% 9/1/2046	10,173
10	U.S. Treasury 2.250% 11/15/2025	9,949
Total		$139,857
Percent of Investments Available for Sale		6.1%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2018:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,694	$8,823	Baa1
The Texas A&M University System	5,917	6,120	Aaa
City of Houston	5,761	5,788	Aa3
University of Houston System	3,221	3,290	Aa2
La Joya Independent School District	2,377	2,399	Aaa
City of El Paso	2,369	2,385	Aa2
Dallas/Fort Worth International Airport	2,305	2,214	A1
City of Austin	2,248	2,185	Aa3
Harris County Cultural Education	2,004	2,000	A1
North Texas Municipal Water District	1,928	2,021	Aaa
Carrollton-Farmers Branch Independent School District	1,869	1,902	Aaa
Alamo Community College District	1,570	1,576	Aaa
Tarrant Regional Water District	1,490	1,497	Aaa
Fort Worth TX W&S Revenue	1,489	1,532	Aa1
City of College Station	1,373	1,414	Aa1
City of Garland	1,363	1,393	Aa1
Bryan Independent School District	1,248	1,314	Aaa
City of San Antonio	1,239	1,212	A1
Spring Independent School District	1,167	1,225	Aaa
City of Corpus Christi	1,115	1,099	A1
Harris County Toll Road Authority	1,059	1,074	Aa2
Pharr-San Juan-Alamo Independent School District	1,043	1,068	Aaa
Port Arthur Independent School District	960	978	Aaa
San Jacinto Community College District	840	839	Aa3
County of Fort Bend	798	823	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	589	603	A3
	$56,036	$56,774

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Radnor Re 2018-1 Ltd. is a special purpose variable interest entity that is not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of September 30, 2018, our estimated off-balance sheet maximum exposure to loss from Radnor Re was $21.0 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trust. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2018, the effective duration of our investment portfolio, including cash, was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investment portfolio. Excluding cash, our investment portfolio effective duration was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investment portfolio.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2018. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	1,716	$35.82	—	—
August 1 - August 31, 2018	—	N/A	—	—
September 1 - September 30, 2018	—	N/A	—	—
Total	1,716		—	—

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: November 9, 2018	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2018	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2018	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)