Form 10-K
period 2018-12-31
Essent Group Ltd.
filed 2019-02-19
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $3,410,866,762 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 12, 2019 was 98,287,957.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2019 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

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

The forward-looking statements contained in this Annual Report reflect our views as of the date of this Annual Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A "Risk Factors," and in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, without limitation, the following:

•	changes in or to Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, whether through Federal legislation, restructurings or a shift in business practices;

•	failure to continue to meet the mortgage insurer eligibility requirements of the GSEs;

•	competition for our customers or the loss of a significant customer;

•	lenders or investors seeking alternatives to private mortgage insurance;

•	increase in the number of loans insured through Federal government mortgage insurance programs, including those offered by the Federal Housing Administration;

•	decline in the volume of low down payment mortgage originations;

•	uncertainty of loss reserve estimates;

•	decrease in the length of time our insurance policies are in force;

•	deteriorating economic conditions;

•	recently enacted U.S. Federal tax reform and its impact on us, our shareholders and our operations;

•	the definition of "Qualified Mortgage" reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

•	the definition of "Qualified Residential Mortgage" reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

•	the implementation of the Basel III Capital Accord, which may discourage the use of private mortgage insurance;

•	management of risk in our investment portfolio;

•	fluctuations in interest rates;

•	inadequacy of the premiums we charge to compensate for our losses incurred;

•	dependence on management team and qualified personnel;

•	disturbance to our information technology systems;

ii

•	change in our customers' capital requirements discouraging the use of mortgage insurance;

•	declines in the value of borrowers' homes;

•	limited availability of capital;

•	unanticipated claims arise under and risks associated with our contract underwriting program;

•	industry practice that loss reserves are established only upon a loan default;

•	disruption in mortgage loan servicing;

•	risk of future legal proceedings;

•	customers' technological demands;

•	our non-U.S. operations becoming subject to U.S. Federal income taxation;

•	becoming considered a passive foreign investment company for U.S. Federal income tax purposes; and

•	potential restrictions on the ability of our insurance subsidiaries to pay dividends.

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

Our primary U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., received its certificate of authority from the Pennsylvania Insurance Department in July 2009. We subsequently acquired our mortgage insurance platform from a former private mortgage insurance industry participant and, in 2010, became the first private mortgage insurer to be approved since 1995 by Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs. We are licensed to write coverage in all 50 states and the District of Columbia.

For the years ended December 31, 2018, 2017 and 2016, we generated new insurance written, or NIW, of approximately $47.5 billion, $43.9 billion and $34.9 billion, respectively. As of December 31, 2018, we had approximately $137.7 billion of insurance in force. Our top ten customers represented approximately 43.5%, 45.8% and 35.1% of our NIW on a flow basis for the years ended December 31, 2018, 2017 and 2016, respectively. The financial strength rating of our primary mortgage insurance subsidiary, Essent Guaranty, Inc., which we refer to as "Essent Guaranty," is Baa1 with a stable outlook by Moody's Investors Service and BBB+ with a stable outlook by S&P Global Ratings. On September 5, 2018, A.M. Best's Financial Strength Rating of A (Excellent) with a stable outlook was assigned to Essent Guaranty.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2018, Essent Re provided insurance or reinsurance relating to the GSE risk share and other reinsurance transactions covering approximately $655.4 million of risk. Essent Re has also reinsured 25% of Essent Guaranty, Inc.'s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P Global Ratings. On September 5, 2018, A.M. Best's Financial Strength Rating of A (Excellent) with a stable outlook was assigned to Essent Re.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team of 385 employees as of December 31, 2018.

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $10.8 trillion of debt outstanding as of September 30, 2018, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal

Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $4.8 trillion, or 44.2%, of total U.S. residential mortgage debt outstanding as of September 30, 2018. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 1999 through 2018, an average of 24.0% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2018, total U.S. residential mortgage origination volume was estimated at $1.64 trillion, comprised of $1.19 trillion of purchase originations and $458 billion of refinancing originations. In the years immediately following the 2007 - 2008 financial crisis, historically low interest rates and special refinance programs, such as the Home Affordable Refinance Program, or HARP, caused refinancing volume to significantly outpace purchase originations. Purchase originations, however, have accounted for an increasing percentage of the overall mortgage market in recent years as favorable housing market fundamentals have stimulated growth in home buying activity and a rising interest rate environment has slowed refinancing volume.

The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.
Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
_______________________________________________________________________________
Source:    Mortgage Bankers Association

Financial Crisis and Recovery
The severe economic and housing market dislocation experienced as a result of the 2007-2008 financial crisis had a profound impact on our industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. Three private mortgage insurers who wrote more than $125 billion of NIW in 2007, accounting for approximately 36% of total private mortgage insurance market NIW that year, have since exited the market, and several other insurers were forced, in the years following the crisis, to raise capital to repair their balance sheets and remain in operation. Although certain remaining incumbent insurers continue to deal with legacy, pre-crisis, challenges, improved housing market fundamentals and the high credit quality of post-crisis new business have, and we expect will continue to, support improved growth and profitability in the private mortgage insurance sector.
Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. In 2007, private mortgage insurance represented 77.3% of insured mortgages and covered 15.5% of the total residential mortgage origination volume. As a result of the 2007 - 2008 financial crisis, government agencies began to insure an increasing percentage of the market as incumbent private insurers came under significant financial stress. By 2009, private mortgage insurance represented only 15.4% of the insured mortgage market and covered 4.1% of the total residential mortgage origination volume.
The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2018, private mortgage insurance increased to an estimated 45% of the total insured market and covered 18% of the total mortgage origination volume. These gains have been driven in part by the improved financial position of incumbent insurers, the influx of private capital into the sector to support post-crisis entrants such as Essent, and aggregate increase since 2010 in the mortgage insurance premium rates and upfront fees charged for FHA insurance.
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
_______________________________________________________________________________
Source:    Inside Mortgage Finance

Private mortgage insurance NIW ($ in billions)
_______________________________________________________________________________
Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011 through 2018, private mortgage insurance penetration includes private mortgage insurance NIW originated under HARP.
Competition
The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of pricing, customer relationships, underwriting guidelines, terms and conditions, financial strength, reputation, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of six active private mortgage insurers, including Essent Guaranty and each of Arch Mortgage Insurance Company (which also acquired United Guaranty Corporation in 2016), Genworth Financial, Inc., Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation and Radian Guaranty Inc.
We and other private mortgage insurers compete directly with Federal and state governmental and quasi-governmental agencies that provide mortgage insurance, principally, the FHA and, to a lesser degree, the VA. As discussed above, the FHA's share of the mortgage insurance market increased as a result of the 2007 - 2008 financial crisis, and since 2009 has decreased as the private mortgage insurance industry has recovered and FHA premiums have increased in the aggregate. In addition to competition from the FHA and the VA, we and other private mortgage insurers currently face limited competition from state-sponsored mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.
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
We file our premium rates with the insurance departments of the 50 states and the District of Columbia as required. Premium rates cannot be changed after the issuance of coverage and premiums applicable to an individual loan are based on a broad spectrum of risk variables including coverage percentages, loan-to-value, or LTV, loan and property attributes, and borrower risk characteristics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Net Premiums Written and Earned" and "—Key Performance Indicators—Average Net Premium Rate."
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
As of December 31, 2018, substantially all of our policies are monthly or single premium policies.
In general, we may not terminate mortgage insurance coverage except in the event there is non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may cancel mortgage insurance coverage at any time at their option or upon mortgage repayment. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The Homeowners Protection Act of 1998, or HOPA, also requires the automatic termination of BPMI on most loans when the LTV ratio, based upon the original property value and amortized loan balance, reaches 78%, and provides for cancellation of BPMI upon a borrower's request when the LTV ratio, based on the current value of the property, reaches 80%, upon satisfaction of the conditions set forth in HOPA. See "—Regulation—Federal Mortgage—Related Laws and Regulations—Homeowners Protection Act of 1988" below. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.
The GSEs have implemented certain guidelines that may provide more flexibility to certain borrowers in cancelling mortgage insurance than is required for such loans under HOPA. For example, borrowers may request termination of mortgage insurance based on the current value of the property if certain loan-to-value and seasoning requirements are met and the borrower has an acceptable payment history. For loans seasoned between two and five years, the loan-to-value ratio must be 75% or less, and for loans seasoned more than five years, the loan-to-value ratio must be 80% or less. If the borrower has made substantial improvements to the property, the GSEs allow for cancellation once the loan-to-value ratio reaches 80% or less with no minimum seasoning requirement. In addition, GSE servicing guidelines currently require servicers to cancel BPMI on second homes with a 78% loan-to-value ratio, whereas HOPA applies to principal residences and excludes second homes.
In 2018, the GSEs announced changes to various mortgage insurance termination requirements that are intended to further simplify the process of evaluating borrower-initiated requests for mortgage insurance termination. Among other things, these changes update evidence of value requirements for borrower-requested cancellation based on the original value of the property and the current value of the property, raise Fannie Mae’s loan-to-value ratio for cancellation based on substantial improvements from 75% or less to 80% or less, provide clarification regarding what constitutes substantial improvements to the property, allow servicers to respond to either verbal or written requests for mortgage insurance cancellation by a borrower, and provide servicers flexibility in evaluating the payment history of borrowers that have been impacted by certain disaster events. Fannie Mae’s changes in this area must be implemented by March 1, 2019, although certain requirements have been implemented as early as January 1, 2019. Freddie Mac’s new requirements became effective on October 1, 2018.

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
Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. Pursuant to the current minimum standards for mortgage insurer master policies, which we refer to as the "Rescission Relief Principles," instituted by the GSEs and the Federal Housing Finance Agency, or FHFA, master policies provide rescission relief for loans that remain current up to 36 months after origination and that have not experienced more than two late payments of 30 days or more and have never been 60 days late, and are permitted to provide rescission relief after 12 payments provided the mortgage insurer can independently validate the representations for which it provides rescission relief. The current Rescission Relief Principles require that the master policies reserve rescission rights with respect to fraud committed by the insured or those under its control and certain patterns of fraud.
The GSEs and the FHFA have adopted revised Rescission Relief Principles which require mortgage insurers to implement conforming master policies in 2019. The revised Rescission Relief Principles add requirements that rescission relief be provided for loans that are current after 60 payments and permit provision of rescission relief concurrent with independent validation of representations, including validation by use of duly approved automated tools. The revised Rescission Relief Principles also require that master policies reserve rescission rights with respect to fraud committed by any party in connection with the origination or closing of a loan or application for mortgage insurance (provided, however, that the exclusion for fraud by borrowers may be sunset after the borrower has made 12 timely payments) and certain patterns of fraud or data inaccuracies and permit the mortgage insurer to offer certain alternatives to rescission. See "Risk Factors—Risks Relating to Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
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
Bermuda-Based Insurance and Reinsurance
We offer mortgage-related insurance and reinsurance through Essent Re, a Class 3A insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. Essent Re provides insurance or reinsurance relating to the GSE risk share and other reinsurance transactions. Essent Re also reinsures 25% of Essent Guaranty's GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. Essent Re also provides underwriting consulting services to third-party reinsurers through its wholly-owned subsidiary, Essent Agency (Bermuda) Ltd.

Our Mortgage Insurance Portfolio
All of our policies in force were written since May 2010. The following data presents information on our primary mortgage insurance portfolio for policies written by Essent Guaranty.
Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2018, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2018	$45,850,221	33.3%
2017	37,850,574	27.5
2016	25,252,309	18.3
2015	13,410,795	9.7
2014	8,257,561	6.0
2013 and prior	7,099,326	5.2
	$137,720,786	100.0%
Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2018 and 2017. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2018		2017
>=760	$59,249,659	43.0%	$48,668,705	44.1%
740-759	22,843,145	16.6	17,939,206	16.2
720-739	19,898,885	14.5	15,761,787	14.3
700-719	15,714,206	11.4	12,167,285	11.0
680-699	11,299,829	8.2	9,156,196	8.3
<=679	8,715,062	6.3	6,768,771	6.1
Total	$137,720,786	100.0%	$110,461,950	100.0%

	December 31,
Gross RIF (1) by FICO score ($ in thousands)	2018		2017
>=760	$14,789,783	42.9%	$12,058,196	43.9%
740-759	5,736,432	16.6	4,485,439	16.4
720-739	5,036,063	14.6	3,957,922	14.4
700-719	3,943,925	11.4	3,018,341	11.0
680-699	2,846,297	8.3	2,286,082	8.3
<=679	2,129,948	6.2	1,638,005	6.0
Total	$34,482,448	100.0%	$27,443,985	100.0%
_______________________________________________________________________________

(1)	Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2018		2017
85.00% and below	$15,123,578	11.0%	$12,917,751	11.7%
85.01% to 90.00%	41,020,839	29.8	34,794,108	31.5
90.01% to 95.00%	66,028,990	47.9	54,323,103	49.2
95.01% and above	15,547,379	11.3	8,426,988	7.6
Total	$137,720,786	100.0%	$110,461,950	100.0%

	December 31,
Gross RIF by LTV ($ in thousands)	2018		2017
85.00% and below	$1,741,823	5.1%	$1,462,351	5.3%
85.01% to 90.00%	9,819,171	28.5	8,262,322	30.1
90.01% to 95.00%	18,912,421	54.8	15,576,125	56.8
95.01% and above	4,009,033	11.6	2,143,187	7.8
Total	$34,482,448	100.0%	$27,443,985	100.0%

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2018		2017
FRM 30 years and higher	$128,083,429	93.0%	$100,592,946	91.1%
FRM 20-25 years	2,965,782	2.2	2,879,977	2.6
FRM 15 years	3,445,447	2.5	3,857,152	3.5
ARM 5 years and higher	3,226,128	2.3	3,131,875	2.8
Total	$137,720,786	100.0%	$110,461,950	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2018, only three states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by either IIF or Gross RIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2018 and 2017.

Top Ten States

	December 31,
	2018	2017
IIF by State
CA	9.1%	9.4%
TX	7.9	8.0
FL	7.4	7.0
WA	4.7	4.8
IL	3.8	4.0
NJ	3.8	3.7
NC	3.5	3.5
GA	3.4	3.4
CO	3.4	3.1
OH	3.3	3.2
All Others	49.7	49.9
Total	100.0%	100.0%

	December 31,
	2018	2017
Gross RIF by State
CA	8.9%	9.1%
TX	8.1	8.3
FL	7.5	7.1
WA	4.7	4.9
IL	3.8	3.9
NJ	3.7	3.6
NC	3.5	3.5
GA	3.5	3.5
OH	3.3	3.2
CO	3.3	3.0
All Others	49.7	49.9
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2018	2017
IIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler, AZ	2.6%	2.6%
Chicago-Naperville-Evanston, IL	2.6	2.7
Atlanta-Sandy Springs-Alpharetta, GA	2.5	2.5
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.5	2.3
Minneapolis-St. Paul-Bloomington, MN-WI	2.4	2.6
Houston-The Woodlands-Sugar Land, TX	2.2	2.3
Seattle-Bellevue-Kent, WA	2.2	2.3
Denver-Aurora-Lakewood, CO	2.1	1.9
Los Angeles-Long Beach-Glendale, CA	1.9	1.9
Dallas-Plano-Irving, TX	1.8	1.9
All Others	77.2	77.0
Total	100.0%	100.0%

	December 31,
	2018	2017
Gross RIF by Metropolitan Statistical Area
Atlanta-Sandy Springs-Alpharetta, GA	2.6%	2.6%
Phoenix-Mesa-Chandler, AZ	2.5	2.5
Chicago-Naperville-Evanston, IL	2.5	2.6
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.4	2.2
Minneapolis-St. Paul-Bloomington, MN-WI	2.4	2.7
Houston-The Woodlands-Sugar Land, TX	2.3	2.4
Seattle-Bellevue-Kent, WA	2.2	2.3
Denver-Aurora-Lakewood, CO	2.1	1.9
Dallas-Plano-Irving, TX	1.8	1.9
Los Angeles-Long Beach-Glendale, CA	1.8	1.8
All Others	77.4	77.1
Total	100.0%	100.0%

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

Our top ten customers generated 43.5% of our NIW on a flow basis during the year ended December 31, 2018, compared to 45.8% and 35.1% for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2018, one customer, Quicken Loans Inc., exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

We believe that our technology, together with our information technology team, greatly enhances our operating efficiency and creates competitive advantages. Our team is experienced in large-scale project delivery, including mortgage insurance administration systems and the development of web-enabled servicing capabilities. Technology costs are managed by standardizing our technology infrastructure, consolidating application systems, managing project execution risks and using contract employees as needed.

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

Our primary mortgage insurance policies are issued through one of two programs:

•
Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2018, approximately 62% of our insurance in force had been originated on a delegated basis, compared to 60% as of December 31, 2017. See "Risk Factors—Risks Relating to Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•
Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2018, approximately 38% of our insurance in force had been originated on a non-delegated basis, compared to 40% as of December 31, 2017.

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

Risk Management

We have established risk management controls throughout our organization and have a risk management framework that we believe reduces the volatility of our financial results and capital position. The risk committee of our board of directors has formal oversight responsibility for the risks associated with our business and is supported by a management risk committee, chaired by our Chief Risk Officer, comprised of senior members of our executive management team.

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

We expect servicers to make timely collection efforts on borrowers who have defaulted, and to attempt to restore the defaulted mortgage, and our mortgage insurance coverage, to current status. If the servicer cannot restore a borrower to current status, the servicer may be able to offer the borrower a forbearance or loan modification alternatives. Where these alternatives cannot cure the default, the servicer is responsible for pursuing remedies for the default, including foreclosure or acceptable foreclosure alternatives, certain of which, such as short sales and deeds in lieu of foreclosure, require our prior approval under the terms of our master policy. We have delegated certain authority to the GSEs and their servicers to exercise some of these alternatives. Among other requirements, servicers operate under protocols established by the GSEs. See "Risk Factors—Risks Relating to Our Business—If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase."

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2018 and 2017:

Number of Loans in Default and Default Rate

	December 31,
	2018	2017
Number of policies in force	608,135	496,477
Loans in default	4,024	4,783
Percentage of loans in default	0.66%	0.96%

Loan Defaults by Originating Year

	December 31, 2018			December 31, 2017
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010	—	—%	$—	—	—%	$—
2011	32	0.2	1,442	40	0.3	1,669
2012	106	0.2	5,193	161	0.3	7,829
2013	281	0.3	14,328	440	0.5	23,464
2014	585	0.5	32,322	890	0.8	49,788
2015	664	0.6	35,307	1,023	0.9	60,052
2016	900	0.6	49,287	1,164	0.8	69,270
2017	1,160	0.6	60,598	1,065	0.6	62,132
2018	296	0.2	17,012	N/A	N/A	N/A
Total	4,024		$215,489	4,783		$274,204

We have experienced a low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 22.3 months as of December 31, 2018, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers. During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which impacted our insured portfolio’s performance. Loans in default identified as hurricane-related defaults resulting from those storms totaled 2,288 as of December 31, 2017. In the year ended December 31, 2018, 2,150 of the 2,288 defaults previously identified as hurricane-related cured. Based on our experience to date and prior industry experience, we expect the ultimate number of hurricane-related defaults from 2017, and from future similar events, that eventually result in claims will be less than the default-to-claim experience for non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 90.7% of our total assets at December 31, 2018. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2018, predominantly all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 94.9% of our investments available for sale were managed by external managers as of December 31, 2018. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

The GSEs released a revised version of the PMIERs, which we refer to as "PMIERs 2.0," on September 27, 2018 and have indicated that the PMIERs 2.0 framework will take effect on March 31, 2019. If PMIERs 2.0 had been in effect as of December 31, 2018, Essent Guaranty’s excess of Available Assets over Minimum Required Assets would be substantially unchanged from the amount computed under the original PMIERs, Essent expects to remain in full compliance with the existing and revised PMIERs, as applicable, prior to and after March 31, 2019.

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

Mortgage insurance premium rates are regulated to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be actuarially justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and approval, and may be the subject of examination, by state regulators. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

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

The NAIC has established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers, including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. The MGIWG has advanced a draft revised Model Act and is overseeing the work of a consultant on the testing and finalization of a proposed risk-based mortgage guaranty capital model and plans to finalize the Model Act by August 2019.

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

Federal Mortgage-Related Laws and Regulations

Certain Federal laws directly or indirectly affect private mortgage insurers. Private mortgage insurers are impacted indirectly by Federal laws and regulations affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and the VA. For example, changes in Federal housing laws and regulation or other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on us. In addition, mortgage origination and servicing transactions are subject to compliance with various Federal and state laws, including the Real Estate Settlement Procedures Act, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act, or TILA, the Homeowners Protection Act of 1998, or HOPA, and the Fair Credit Reporting Act of 1970. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, and provide for other consumer protections.

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

Qualified Mortgage Regulations—Ability To Repay Requirements

The CFPB regulates the offering and provision of consumer financial products and services under Federal law, including residential mortgages, and is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the qualified mortgage, or QM, definition. Creditors who violate the ability-to-repay, or ATR, standard can be liable for all interest and fees paid by the borrower as well as actual and statutory damages. Furthermore, the borrower may assert this as a defense by recoupment or set off without regard to any statute of limitation in any foreclosure action initiated by or on behalf of the creditor, assignee or any holder of the mortgage.

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

The QRM regulations align the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

Mortgage Servicing Rules

The Dodd-Frank Act amended and expanded upon mortgage servicing requirements under TILA and RESPA, Regulation Z (promulgated pursuant to TILA) and Regulation X (promulgated pursuant to RESPA) subsequently amended to conform these regulations accordingly. Included within these rules are new or enhanced requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrower, special handling of loans that are in default, and loss mitigation in the event of borrower default. A provision of the required loss mitigation procedures prohibits the loan holder or servicer from commencing foreclosure until 120 days after the borrower's delinquency. Complying with the new rules could cause the servicing of mortgage loans to become more burdensome and costly than it had been prior to the implementation of these rules. As to servicing of mortgage loans covered by our insurance policies, these rules could contribute to delays in realization upon collateral and have an adverse impact on resolution of claims.

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

The GSE's have implemented certain guidelines that may provide more flexibility to certain borrowers in cancelling BPMI than is otherwise required for such loans under HOPA. See "—Our Products and Services—Mortgage Insurance—Primary Mortgage Insurance" above.

Real Estate Settlement Procedures Act of 1974

Mortgage insurance generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB, the U.S. Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received "Civil Investigative Demands" from, and entered into consent orders with, the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. The CFPB’s ruling in its enforcement order against PHH Corporation for alleged RESPA violations stemming from captive mortgage insurance arrangements was overturned on appeal by a panel of the U.S. Court of Appeals for the D.C. Circuit, a decision affirmed in January 2018 by the D.C. Circuit en banc. Although we did not participate in the practices that were the subject of the CFPB consent orders or the PHH case, the private mortgage insurance industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

The New York Department of Financial Services, or NYDFS, has adopted a Cybersecurity Regulation that applies to all individuals and entities licensed by the NYDFS, pursuant to which licensees must file for exemption or submit an annual compliance certification by February 15 of each year. Several other jurisdictions in which we operate have enacted similar laws, including South Carolina (Insurance Data Security Act, which became effective January 1, 2019), California (Consumer Privacy Act, which will become effective January 1, 2020) and Bermuda (Personal Information Protection Act, which became effective December 1, 2018).

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

Housing Finance Reform

Presently, the Federal government plays a dominant role in the U.S. housing finance system through the involvement of the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return a larger role for private capital and how small the eventual role of government should become. Since the GSEs were placed into conservatorship in September 2008, there have been a wide ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization and elimination of the role of the GSEs, recapitalization of the GSEs and a number of alternatives that combine a Federal role with private capital, some of which eliminate the GSEs and others of which envision an ongoing role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or discussed in the U.S. Congress, differing with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the economy make the transition to any new housing finance system difficult. In January 2018, the FHFA offered its own perspectives on housing finance reform in a communication to Congressional leaders, including a proposal to privatize the GSEs with an explicit guarantee from the U.S. Government for catastrophic losses on their mortgage-backed securities in return for fees paid into a reserve fund.

We believe that the continuing conservatorship of the GSEs by the FHFA makes it likely that the U.S. Congress will eventually address the role and purpose of the GSEs in the U.S. housing market and potentially legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. New Federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, eliminate the requirement altogether or otherwise alter or eliminate the role of the GSEs, and thereby materially affect our ability to compete, demand for our products and the profitability of our business.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 15, 2018 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.76%, above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015.

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

Lobbying Disclosure Act of 1995

We have from time to time employed lobbyists in order to engage in the public policy debates that have been referred to herein, and accordingly have registered with the Secretary of the Senate and the Clerk of the House of Representatives as required by the Lobbying Disclosure Act. The Lobbying Disclosure Act requires initial registration and periodic reports relative to an organization's Federal lobbying activities and expenditures.

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

Employees

As of December 31, 2018, we had 385 employees, including 380 employees based in the United States and 5 employees in Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.essentgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to Secretary, Essent Group Ltd., Clarendon House, 2 Church Street, Hamilton HM11, Bermuda. The information on our website is not a part of this Annual Report on Form 10-K.

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

The Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over ten years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs. Since 2011, a number of comprehensive GSE/secondary market legislative reform bills have also been introduced or announced, differing widely with regard to the future role of the GSEs, the overall structure of the secondary market and the role of the Federal government within the mortgage market. As a result of the uncertainty regarding resolution of the conservatorship of the GSEs and the proper structure of any new secondary mortgage market, as well as the Federal government's increased role within the housing market since the start of the recent financial crisis, we cannot predict how or when the role of the GSEs may change. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the nation's economy make the transition to any new housing finance system difficult and present risks to market participants, including to us.

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

Effective for insurance applications received after October 1, 2014, the GSEs, in coordination with the FHFA, instituted minimum standards for mortgage insurer master policies, including standards relating to rescission rights. The GSEs have published revised rules for rescission relief which require mortgage insurers to implement conforming master policies in 2019. These required changes to our master policy may not be favorable to us and could result in us paying more claims than required under our present master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms. See "Business—Our Products and Services—Mortgage Insurance—Master Policy" above.

Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs," beginning in 2016. The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. The GSEs released revisions to the PMIERs, which we refer to as "PMIERs 2.0," on September 27, 2018 and have indicated that the PMIERs 2.0 framework will take effect on March 31, 2019. These eligibility requirements could negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" above.

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

Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our top ten customers generated 43.5% of our new insurance written, or NIW, during year ended December 31, 2018, compared to 45.8% and 35.1% for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2018, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

In addition, if the U.S. economy enters into a recessionary period, these customers could become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. Other factors, such as rising interest rates, which could reduce mortgage origination volumes generally, rising costs associated with regulatory compliance and the relative cost of capital, may also result in consolidation among our customers. In the event our customers consolidate, they may revisit their relationships with individual mortgage insurers, such as us, which could result in a loss of customers or a reduction in our business. The loss of business from a significant customer could have a material adverse effect on the amount of new business we are able to write, and consequently, our revenue, and we can provide no assurance that any loss of business from a significant customer would be replaced from other new or existing lending customers.

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

Any of these alternatives to private mortgage insurance could reduce or eliminate the demand for our product, cause us to lose business or limit our ability to attract the business that we would prefer to insure. In particular, there was and continues to be substantial competition from government-sponsored mortgage insurance programs in the wake of the 2007 - 2008 financial crisis. Government-supported mortgage insurance programs are not subject to the same capital requirements, risk tolerance or business objectives that we and other private mortgage insurance companies are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. In addition, loans insured under FHA and other Federal government-supported mortgage insurance programs are eligible for securitization in

Ginnie Mae securities, which may be viewed by investors as more desirable than Fannie Mae and Freddie Mac securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. Federal government.

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

Further, at the direction of the FHFA, the GSEs continue to expand their credit risk sharing programs. These programs have included the use of structured finance vehicles and off-shore reinsurance. The growth of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private mortgage insurance (e.g. lower costs, reduced counterparty risk due to collateral on hand or more diversified insurance exposures) may create increased competition for mortgage insurance going forward on loans traditionally sold to the GSEs with private mortgage insurance. As part of their expanded risk sharing programs, the GSEs have also developed pilot programs to directly place mortgage insurance rather than have lenders place the mortgage insurance with private mortgage insurers. No assurances can be given that these practices may not be expanded to cover more loans traditionally insured by lenders with private mortgage insurance prior to sale to the GSEs, which could impact our business.

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

We believe that, based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written by us since we began to write coverage in 2010 has been favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.

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

The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages, and generally requires creditors to make a reasonable, good faith determination of a consumer's ability-to-repay any consumer credit transaction secured by a dwelling prior to effecting such transaction. The CFPB is authorized to issue the regulations governing a good faith determination; the Dodd-Frank Act, however, provides a statutory presumption of eligibility of loans that satisfy the QM definition. The CFPB's final rule defining what constitutes a QM, which we refer to as the "QM Rule," a loan is deemed to be a QM if, among other factors:

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

The amount of insurance we write could be adversely affected by the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM").

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

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 84.9%, 83.9% and 77.7% at December 31, 2018, 2017 and 2016, respectively. The factors affecting the persistency of our insurance portfolio include:

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

Mortgage interest rates have risen in the past few years from the near historic lows experienced in the wake of the 2007 - 2008 financial crisis, and may continue to rise in response to future changes in monetary policy by the Federal Reserve. If interest rates rise, persistency is likely to increase, which may extend the average life of our insured portfolio and result in higher levels of future claims as more loans remain outstanding.

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

Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $166.8 million as of December 31, 2018, and paid to its parent, Essent US Holdings, Inc., a $40 million dividend in May 2018 which was used to pay outstanding indebtedness. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $10.3 million as of December 31, 2018. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

We may need additional capital to fund our operations or expand our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could negatively affect our results of operations and future growth.

We may require incremental capital to support our growth and comply with regulatory requirements. To the extent that we require capital in the future, we may need to obtain financing from the capital markets or other third-party sources of financing. We may also seek to reinsure part of our risk in force with third-party reinsurers in order to obtain reinsurance credit and capital relief under insurance laws applicable to us and the regulations of the GSEs. Potential investors, lenders or reinsurers may be unable to provide us with financing or reinsurance that is attractive to us. Our access to such financing will depend, in part, on:

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
We may not be able to collect all amounts due to us from reinsurers and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

We have ceded to third-party reinsurers certain risk that we have insured in order to limit our maximum net loss arising in periods of elevated claims as well as to potentially claim reinsurance credit and capital relief under insurance laws applicable to us and the regulations of the GSEs. Although the reinsurers to which we have ceded such risk are liable to us to the extent of the ceded insurance, we remain liable as the direct insurer on all risks so reinsured. As a result, our reinsurance arrangements do not fully eliminate our obligation to pay claims, and we have assumed credit risk with respect to our ability to recover amounts due from our reinsurers. We may not be able to collect all amounts due to us from reinsurers, which could have a material adverse effect on our results of operations or financial condition. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. For example, reinsurance may be more difficult or costly to obtain following an economic downturn that results in a significant negative impact on the U.S. housing market. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we write or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

The mortgage insurance industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by Federal and state agencies. Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the recent financial crisis. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers have been involved in class action litigation alleging violations of Section 8 of the Real Estate Settlement Procedures Act of 1974, or RESPA, and the Fair Credit Reporting Act, or FCRA. Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business services. Violations of the referral fee limitations of RESPA may be enforced by the CFPB, HUD, the Department of Justice, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received civil investigative demands from, and entered into consent orders with, the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. The CFPB’s ruling in its enforcement order against PHH Corporation for alleged RESPA violations stemming from captive mortgage insurance arrangements was overturned on appeal by a panel of the U.S. Court of Appeals for the D.C. Circuit, a decision affirmed in January 2018 by the D.C. Circuit en banc. Although we did not participate in the practices that were the subject of the CFPB consent orders or the PHH case, the private mortgage insurance industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. The MGIWG has advanced a draft revised Mortgage Guaranty Insurance Model Act and is overseeing the work of a consultant on the testing and finalization of a proposed risk-based mortgage guaranty capital model and plans to finalize the Model Act by August 2019. If the NAIC were to adopt a revised Mortgage Guaranty Insurance Model Act, it may result in state legislatures enacting and implementing the revised provisions. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

If our Bermuda principal operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.

Our primary reinsurance subsidiary, Essent Reinsurance Ltd., is a registered Bermuda Class 3A insurer pursuant to Section 4 of the Insurance Act 1978. As such, it is subject to regulation and supervision in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. Generally, Bermuda insurance statutes and regulations applicable to Essent Reinsurance Ltd. are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. We do not presently intend for Essent Reinsurance Ltd. to be admitted to do business in the United States, the U.K. or any jurisdiction other than Bermuda. However, recent scrutiny of the insurance and reinsurance industry in the United States and other countries could subject Essent Reinsurance Ltd. to additional regulation in the future that may make it unprofitable or illegal to operate a reinsurance business through our Bermuda subsidiary. We cannot assure you that insurance regulators in the United States, the U.K. or elsewhere will not review the activities of Essent Reinsurance Ltd. or its subsidiaries or agents and assert that Essent Reinsurance Ltd. is subject to such jurisdiction's licensing requirements. If in the future Essent Reinsurance Ltd. becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that Essent Reinsurance Ltd. would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.

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
Essent Group Ltd. and Essent Reinsurance Ltd. intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. Federal income and branch profits taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income, and dividends paid from U.S. subsidiaries) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service (the "IRS") will not contend successfully that Essent Group Ltd. or its non-U.S. subsidiaries are engaged in a trade or business in the United States. In addition, Section 845 of the Internal Revenue Code of 1986, as amended (the "Code"), was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance contract between related parties to reflect the proper "amount, source or character" for each item (in contrast to prior law, which only covered "source and character"). Any U.S. Federal income and branch profits taxes levied upon earnings from our Bermuda operations could materially adversely affect our shareholders' equity and earnings.

Holders of 10% or more of our common shares may be subject to U.S. income taxation under the "controlled foreign corporation" ("CFC") rules.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) contains substantial law changes to the CFC rules, and such changes could impact our shareholders under certain circumstances summarized below.
If you are a "10% U.S. Shareholder" of a non-U.S. corporation defined to be a "U.S. Person" (as defined below) who owns (directly, or indirectly through non-U.S. entities) or ("constructively," as defined below) at least 10% of the total combined value or voting power of all classes of stock own shares in such non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year, and such non-U.S. corporation is a CFC at any time during that taxable year, you must include in your gross income for U.S. Federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. Also, due to attribution rule changes contained in TCJA, the Company believes that, based upon ownership of its U.S. subsidiaries, its foreign reinsurer (Essent Reinsurance Ltd.), and foreign intermediate holding company (Essent Irish Intermediate Holdings Ltd.) will both be deemed CFC’s. Accordingly, any shareholder who becomes a “10% U.S. Shareholder” at any time during the calendar year, by either vote or value will be subject to a "Subpart F income" inclusion on a per share per day basis. Subpart F income of a non-U.S. insurance corporation typically includes "foreign personal holding company income" (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).
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
Due to changes to the PFIC rules contained in the TCJA, we believe that Essent Reinsurance Ltd. will be deemed a PFIC, and any U.S. Person owning shares in the company could be subject to adverse tax consequences. Based upon the current relative value of its U.S. subsidiaries vs. foreign subsidiaries, management believes that Essent Group Ltd. is not currently a PFIC. However, in the event that future business circumstances (i.e. relative value changes) and/or tax law changes occur, Essent Group Ltd. may be considered a PFIC. Management has operated, and intends to continue to operate, in a manner such as to avoid Essent Group Ltd. being deemed a PFIC based upon relative value of its subsidiaries; however, there can be no guaranty that management will be successful in the future. Also, if future tax law changes redefine whom may be considered a “U.S. Person” subject to PFIC income inclusion, then any U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Essent Group Ltd. were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws.
We believe that Essent Group Ltd. is not, has not been, and currently does not expect to become, a PFIC for U.S. Federal income tax purposes. Proposed regulations are currently being drafted by the IRS regarding the PFIC changes from TCJA, which may include changes to the definition of “U.S. Person” subject to PFIC income inclusions to include “indirect” or “downstream” foreign subsidiaries such as Essent Reinsurance Ltd. and/or changes to domestic subsidiary look-through rules. There can be no assurance that such new regulations when adopted will not adversely impact Essent Group Ltd.'s PFIC status. If Essent Group Ltd. were considered a PFIC, it would have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation.
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
The TCJA contains provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain affiliate transactions, U.S. connections, and/or United States persons investing in such companies. For example, the TCJA includes a base erosion anti-abuse tax or “BEAT” that could make certain levels of affiliate reinsurance between United States and non-U.S. members of our group economically unfeasible. Although we are not currently impacted by BEAT, there can be no assurance that changes to future taxable income calculations or future changes to BEAT will not have a negative impact on us. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could adversely impact us.
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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 12, 2019, we had 98,287,957 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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

We have not to date paid dividends on our common shares and your ability to achieve a return on your investment may depend on appreciation in the price of our common shares.

We have not to date declare and paid dividends on our share capital. We have historically retained all our earnings to fund our growth. The success of an investment in our common shares may therefore depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. Furthermore, our subsidiaries are restricted by state insurance laws and regulations from declaring dividends to us. See "—Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital."

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

In general, and except as provided under our bye-laws and as provided below, our shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as "controlled shares" (as determined pursuant to sections 957 and 958 of the Code) of any U.S. Person that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder's voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 12, 2019, we had approximately 11 holders of record of our common shares.

Performance Graph

The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2018, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
S&P 500	$100.00	$105.23	$117.21	$116.36	$127.46	$152.21	$142.71
Peer Index	$100.00	$100.90	$101.24	$133.32	$166.77	$173.37	$152.23
ESNT	$100.00	$114.57	$122.43	$104.24	$154.14	$206.76	$162.76

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

Issuer Purchase of Equity Securities

We did not repurchase any of our common shares during the fourth quarter of 2018.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations (In thousands, except per share amounts)	2018	2017	2016	2015	2014
Revenues:
Net premiums written	$685,287	$570,186	$441,278	$370,568	$276,778
Increase in unearned premiums	(35,795)	(40,056)	(18,571)	(44,097)	(53,549)
Net premiums earned	649,492	530,130	422,707	326,471	223,229
Net investment income	64,091	40,226	27,890	19,885	12,285
Realized investment gains, net	1,318	2,015	1,934	2,554	925
Other income	4,452	4,140	5,727	4,380	3,028
Total revenues	719,353	576,511	458,258	353,290	239,467
Losses and expenses:
Provision for losses and LAE	11,575	27,232	15,525	11,905	6,308
Other underwriting and operating expenses	150,900	145,533	130,425	112,987	97,232
Interest expense	10,179	5,178	426	—	—
Total losses and expenses	172,654	177,943	146,376	124,892	103,540
Income before income taxes	546,699	398,568	311,882	228,398	135,927
Income tax expense	79,336	18,821	89,276	71,067	47,430
Net income	$467,363	$379,747	$222,606	$157,331	$88,497
Earnings per share (EPS):
Basic	$4.80	$4.07	$2.45	$1.74	$1.05
Diluted	$4.77	$3.99	$2.41	$1.72	$1.03
Weighted average shares outstanding:
Basic	97,403	93,330	90,913	90,351	83,986
Diluted	97,974	95,211	92,245	91,738	85,602

	December 31,
Balance sheet data ($ in thousands)	2018	2017	2016	2015	2014
Total investments	$2,791,018	$2,305,565	$1,615,102	$1,276,634	$1,057,613
Cash	64,946	43,524	27,531	24,606	24,411
Total assets	3,149,971	2,674,368	1,882,998	1,469,099	1,181,461
Reserve for losses and LAE	49,464	46,850	28,142	17,760	8,427
Unearned premium reserve	295,467	259,672	219,616	201,045	156,948
Credit facility borrowings	223,664	248,591	100,000	N/A	N/A
Total stockholders' equity	$2,365,717	$1,940,436	$1,343,773	$1,119,241	$955,738

	December 31,
Selected additional data ($ in thousands)	2018	2017	2016	2015	2014
New insurance written(1)	$47,508,525	$43,858,322	$34,949,319	$26,193,656	$24,799,434
Loss ratio(2)	1.8%	5.1%	3.7%	3.6%	2.8%
Expense ratio(3)	23.2	27.5	30.9	34.6	43.6
Combined ratio	25.0%	32.6%	34.5%	38.3%	46.4%
Return on average equity	21.7%	23.1%	18.1%	15.2%	10.5%

	December 31,
Insurance portfolio ($ in thousands)	2018	2017	2016	2015	2014
Insurance in force	$137,720,786	$110,461,950	$83,265,522	$65,242,453	$50,762,594
Risk in force	$33,892,869	$27,443,985	$20,627,317	$16,073,174	$12,227,270
Policies in force	608,135	496,477	375,898	297,437	229,721
Loans in default	4,024	4,783	1,757	1,028	457
Percentage of loans in default	0.66%	0.96%	0.47%	0.35%	0.20%

Insurance company capital ($ in thousands)
U.S. Mortgage Insurance Subsidiaries
Combined statutory capital(4)	$1,886,929	$1,528,869	$1,144,279	$913,182	$705,890
Risk-to-capital ratios:
Essent Guaranty, Inc.	14.4:1	14.7:1	15.3:1	15.7:1	16.4:1
Essent Guaranty of PA, Inc.	4.2:1	5.4:1	6.8:1	9.7:1	14.6:1
Combined(5)	13.9:1	14.2:1	14.7:1	15.2:1	16.2:1

Essent Reinsurance Ltd.
Stockholder's equity (GAAP basis)	$798,612	$662,819	$401,273	$220,178	$155,123
Net risk in force(6)	$8,265,763	$6,299,437	$4,181,737	$2,364,692	$835,976
_______________________________________________________________________________

(1)
New insurance written ("NIW") includes NIW on a flow basis (in which loans are insured in individual, loan-by-loan transactions) and bulk insurance that we write (in which each loan in a portfolio of loans is insured in a single transaction).

(2)	Loss ratio is calculated by dividing the provision for losses and loss adjustment expenses ("LAE") by net premiums earned.

(3)	Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(4)
Combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions. Statutory capital is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance Commissioners Accounting Practices and Procedures Manual.

(5)	Combined risk-to-capital ratio equals the sum of net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital.

(6)	Net risk in force represents total risk in force, net of reinsurance ceded and net of exposures on policies for which loss reserves have been established.

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

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength of Essent Guaranty is rated Baa1 with a stable outlook by Moody's Investors Service ("Moody's") and BBB+ with a stable outlook by S&P Global Ratings ("S&P"). On September 5, 2018, A.M. Best's Financial Strength Rating of A (Excellent) with a stable outlook was assigned to Essent Guaranty.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 385 employees as of December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, we generated new insurance written, or NIW, of approximately $47.5 billion, $43.9 billion and $34.9 billion, respectively. As of December 31, 2018, we had approximately $137.7 billion of insurance in force. Our top ten customers represented approximately 43.5%, 45.8% and 35.1% of our NIW on a flow basis for the years ended December 31, 2018, 2017 and 2016, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2018, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $655.4 million of risk. Essent Re has also reinsured 25% of Essent Guaranty's GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P. On September 5, 2018, A.M. Best's Financial Strength Rating of A (Excellent) with a stable outlook was assigned to Essent Re.

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

It is likely that Federal legislation will be necessary to resolve the conservatorship of the GSEs, and such legislation could materially affect the role and charter of the GSEs and the operation of the housing finance system. In 2011, the U.S. Department of the Treasury recommended options for winding down the GSEs and using a combination of Federal housing policy changes to contract the government's footprint in housing finance and restore a larger role for private capital. Since 2011, members of Congress have introduced several bills intended to reform the secondary market and the role of the GSEs, although no comprehensive housing finance or GSE reform legislation has been enacted to date. In January 2018, the FHFA offered its own perspectives on housing finance reform in a communication to Congressional leaders, including a proposal to privatize the GSEs with an explicit guarantee from the U.S. Government for catastrophic losses on their mortgage-backed securities in return for fees paid into a reserve fund. See "Business—Regulation—Federal Mortgage-Related Laws and Regulations—Housing Finance Reform," "Risk Factors—Risks Relating to Our Business—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns," and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

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

QM Definition

Under the Dodd-Frank Act, the Consumer Financial Protection Bureau ("CFPB") is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. Under the CFPB's final rule regarding QMs, which we refer to as the "QM Rule," a loan is deemed to be a QM if it has certain loan features, satisfies extensive documentation requirements and meets limitations on fees and points and APRs. The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold.

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

Risk Retention Requirements and QRM Definition

The Dodd-Frank Act provides for an originator or issuer risk retention requirement on securitized mortgage loans that do not meet the definition of a QRM. The QRM regulations align the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Business—Regulation—Federal Mortgage-Related Laws and Regulation—Dodd-Frank Act—Qualified Residential Mortgage Regulations—Risk Retention Requirements" and "Risk Factors—Risks Relating to Our Business—The amount of insurance we write could be adversely affected by the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of the Department of Housing and Urban Development. The most recent FHA report to Congress dated November 15, 2018 on the financial status of the FHA's Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 2.76%, above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

Tax Reform

On December 22, 2017, the “Tax Cuts and Jobs Act” (“TCJA”) was enacted. The provisions of TCJA include broad tax reforms that are applicable to the Company, including a reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. This change in tax rates required us to remeasure our deferred tax assets and liabilities as of the enactment date resulting in a one-time $85.1 million income tax benefit in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2017. In addition, TCJA includes a base erosion and anti-abuse tax (“BEAT”). The BEAT is an alternative tax which must be paid if it is greater than the Company's regular tax liability. This alternative base erosion tax, if applicable, may limit or eliminate the tax benefit associated with certain base erosion payments. Premiums ceded by Essent Guaranty under the quota share reinsurance agreement to Essent Re are considered base erosion payments under TCJA. The Company may be subject to the BEAT tax in future periods depending on the earnings of the Company’s U.S. insurance companies and the level of premiums ceded to Essent Re. See "Risk Factors—Risks Relating to Taxes—Proposed U.S. tax legislation could have an adverse impact on us or holders of our common shares."

Factors Affecting Our Results of Operations

Net Premiums Written and Earned

Premiums associated with our U.S. mortgage insurance business are based on insurance in force, or IIF, during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average net premium rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus NIW less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

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

•
Premium rates, which represent the amount of the premium due as a percentage of IIF. Premium rates are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

•
Premiums ceded or assumed under reinsurance arrangements. Prior to March 2018, we had not ceded any premiums under third-party reinsurance contracts. In 2018, Essent Guaranty entered into third-party reinsurance agreements. See Note 5 to our consolidated financial statements.

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2018 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the year ended December 31, 2018, monthly and single premium policies comprised 84.7% and 15.3% of our NIW, respectively.

Premiums associated with our GSE risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 84.9% at December 31, 2018. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2018. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any "other-than-temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Other Income

Other income includes revenues associated with contract underwriting services and underwriting consulting services to third-party reinsurers. The level of contract underwriting revenue is dependent upon the number of customers who have engaged us for this service and the number of loans underwritten for these customers. Revenue from underwriting consulting services to third-party reinsurers is dependent upon the number of customers who have engaged us for this service and the level of premiums associated with the transactions underwritten for these customers.

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

Other income also includes changes in the fair value of derivative instruments. Through June 30, 2016, the insurance and certain of the reinsurance policies issued by Essent Re in connection with Freddie Mac's Agency Credit Insurance Structure (ACIS) program were previously accounted for as derivatives under U.S. generally accepted accounting principles ("GAAP") with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings. Changes in the fair value of these policies were impacted by changes in market observable factors. In the quarter ended September 30, 2016, these policies were amended and are now accounted for as insurance rather than as derivatives.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. The average age of our insurance portfolio is young with 79% of our IIF as of December 31, 2018 having been originated since January 1, 2016. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2018, 79% of our IIF relates to business written since January 1, 2016 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Loans in default identified as hurricane-related defaults resulting from those storms totaled 2,288 as of December 31, 2017. In the year ended December 31, 2018, 2,150 of the 2,288 defaults previously identified as hurricane-related cured. Based on our experience to date and prior industry experience, we expect the ultimate number of hurricane-

related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage.

Third-Party Reinsurance

We use third-party reinsurance to provide protection against adverse loss experience and to expand our capital sources. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums, but also reduce our risk in force ("RIF"), which provides capital relief, and may include capital relief under the PMIERs financial strength requirements. Our incurred losses are reduced by any incurred losses ceded in accordance with the reinsurance agreement. For additional information regarding reinsurance, see Note 5 to our consolidated financial statements.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of NIW.

Our most significant expense is compensation and benefits for our employees, which represented 60%, 63% and 64% of other underwriting and operating expenses for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add new customers and increase our IIF, our expenses will also continue to increase. In addition, as a result of the increase in our IIF, we expect that our net premiums earned will grow faster than our underwriting and other expenses resulting in a decline in our expense ratio for the full year 2019 as compared to 2018.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. From 2010, when we first began writing policies, through December 31, 2018, we have increased our NIW annually. We have also grown the number of customers who have approved us to provide mortgage insurance over this period, as well as increased our NIW from certain customers. The following table includes a summary of the change in our IIF for the years ended December 31, 2018, 2017 and 2016 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2018	2017	2016
IIF, beginning of period	$110,461,950	$83,265,522	$65,242,453
NIW	47,508,525	43,858,322	34,949,319
Cancellations	(20,249,689)	(16,661,894)	(16,926,250)
IIF, end of period	$137,720,786	$110,461,950	$83,265,522
Average IIF during the period	$123,361,264	$96,039,418	$72,970,600
RIF, end of period	$33,892,869	$27,443,985	$20,627,317

The following is a summary of our IIF at December 31, 2018 by vintage:

($ in thousands)	$	%
2018	$45,850,221	33.3%
2017	37,850,574	27.5
2016	25,252,309	18.3
2015	13,410,795	9.7
2014	8,257,561	6.0
2013 and prior	7,099,326	5.2
	$137,720,786	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing; and (5) premiums ceded under third-party reinsurance agreements. For the years ended December 31, 2018, 2017 and 2016, our average net premium rate was 0.50%, 0.53% and 0.57%, respectively. In 2018, Essent Guaranty entered into third-party reinsurance agreements, and in June 2018, we announced a reduction in pricing on our published rates effective for future NIW. We anticipate that the continued use of third-party reinsurance and the announced pricing reductions on future NIW will reduce our average net premium rate in future periods.

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

As of December 31, 2018, our combined net risk in force for our U.S. insurance companies was $26.2 billion and our combined statutory capital was $1.9 billion, resulting in a risk-to-capital ratio of 13.9 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2018	2017	2016
Revenues:
Net premiums written	$685,287	$570,186	$441,278
Increase in unearned premiums	(35,795)	(40,056)	(18,571)
Net premiums earned	649,492	530,130	422,707
Net investment income	64,091	40,226	27,890
Realized investment gains, net	1,318	2,015	1,934
Other income	4,452	4,140	5,727
Total revenues	719,353	576,511	458,258

Losses and expenses:
Provision for losses and LAE	11,575	27,232	15,525
Other underwriting and operating expenses	150,900	145,533	130,425
Interest expense	10,179	5,178	426
Total losses and expenses	172,654	177,943	146,376
Income before income taxes	546,699	398,568	311,882
Income tax expense	79,336	18,821	89,276
Net income	$467,363	$379,747	$222,606

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, we reported net income of $467.4 million, compared to net income of $379.7 million for the year ended December 31, 2017. The increase in our operating results in 2018 over 2017 was primarily due to the increase in net premiums earned associated with the growth of our IIF, the increase in net investment income and the decrease in the provision for losses and loss adjustment expense, partially offset by increases in other underwriting and operating expenses, interest expense and income taxes. The increase in income taxes is due largely to an $85.1 million income tax benefit recognized in 2017 associated with the one-time impact of the reduced U.S. statutory corporate income tax rate from 35% to 21%.

Net Premiums Written and Earned

Net premiums earned increased in the year ended December 31, 2018 by 23% compared to the year ended December 31, 2017 due to the increase in our average IIF from $96.0 billion in 2017 to $123.4 billion in 2018, partially offset by the decrease in the average net premium rate from 0.53% for the year ended December 31, 2017 to 0.50% for the year ended December 31, 2018. The decrease in the average net premium rate during the year ended December 31, 2018 is primarily due to premiums ceded under third-party reinsurance agreements and a decrease in premiums earned on the cancellation of non-refundable single premium policies, along with changes in the mix of the mortgages we insure and changes in our pricing.

Net premiums written increased in the year ended December 31, 2018 by 20% over the prior year. The increase was due primarily to the increase in average IIF for the year ended December 31, 2018 as compared to the year ended December 31, 2017, partially offset by the increase in premiums ceded under third-party reinsurance agreements in the year ended December 31, 2018.

In the year ended December 31, 2018, unearned premiums increased by $35.8 million as a result of net premiums written on single premium policies of $114.9 million which was partially offset by $79.1 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2017, unearned premiums increased by $40.1 million as a result of net premiums written on single premium policies of $114.3 million which was partially offset by $74.2 million of unearned premium that was recognized in earnings during the year. Included in unearned premium recognized was $17.7 million and $23.2 million related to policy cancellations for the year ended December 31, 2018 and 2017, respectively.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2018	2017
Fixed maturities	$63,053	$41,935
Short-term investments	3,873	1,019
Gross investment income	66,926	42,954
Investment expenses	(2,835)	(2,728)
Net investment income	$64,091	$40,226

The increase in net investment income to $64.1 million for the year ended December 31, 2018 as compared to $40.2 million for the year ended December 31, 2017 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $2.6 billion during the year ended December 31, 2018 from $1.9 billion during the year ended December 31, 2017, primarily as a result of investing cash flows generated from operations and proceeds from the public offering of common shares completed in August 2017. The pre-tax investment income yield increased from 2.2% in the year ended December 31, 2017 to 2.6% in the year ended December 31, 2018 primarily due to an increase in market interest rates, an increase in the portion of our investment portfolio invested in spread and duration assets and higher yields on new investments. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Provision for Losses and Loss Adjustment Expenses

The decrease in the provision for losses and LAE in 2018 as compared to 2017 was primarily due to an increase in the number of previously identified insured loans in defaults that cured. At December 31, 2017, loans in default included 2,288 defaults we identified as hurricane-related defaults and in the fourth quarter of 2017, we provided reserves of $11.1 million for losses and LAE on these hurricane-related defaults. In the year ended December 31, 2018, 2,150 of the 2,288 defaults previously identified as hurricane-related cured. In the fourth quarter of 2018, we reduced the reserves on hurricane-related defaults by $9.9 million based on the performance to date and our expectations of the amount of ultimate losses on the remaining delinquencies.

The following table presents a rollforward of insured loans in default for the periods indicated:

	Year Ended December 31,
	2018	2017
Beginning default inventory	4,783	1,757
Plus: new defaults	8,727	8,229
Less: cures	(9,226)	(4,970)
Less: claims paid	(254)	(229)
Less: rescissions and denials, net	(6)	(4)
Ending default inventory	4,024	4,783

The decrease in the number of defaults at December 31, 2018 compared to December 31, 2017 was primarily due to the previously identified hurricane-related defaults that have cured, partially offset by new defaults resulting from the increase in our IIF and policies in force and further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2018	2017
Case reserves (in thousands)	$45,308	$42,868
Total reserves (in thousands)	$49,464	$46,850
Ending default inventory	4,024	4,783
Average case reserve per default (in thousands)	$11.3	$9.0
Average total reserve per default (in thousands)	$12.3	$9.8
Default rate	0.66%	0.96%
Claims received included in ending default inventory	63	45

The increase in the average case reserve per default was primarily due to a decrease in the proportion of hurricane-related defaults in the default inventory at December 31, 2018 as compared to December 31, 2017. Based on our experience to date and prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. Accordingly, we applied a lower estimated claim rate to hurricane-related default notices than the claim rate we apply to other notices in our default inventory. Also contributing to the change in the average case reserve per default were changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Year Ended December 31,
(In thousands)	2018	2017
Reserve for losses and LAE at beginning of year	$46,850	$28,142
Add provision for losses and LAE occurring in:
Current year	36,438	38,178
Prior years	(24,863)	(10,946)
Incurred losses and LAE during the current year	11,575	27,232
Deduct payments for losses and LAE occurring in:
Current year	1,310	633
Prior years	7,651	7,891
Loss and LAE payments during the current year	8,961	8,524
Reserve for losses and LAE at end of year	$49,464	$46,850

	As of December 31, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	2,254	56%	$12,005	27%	$119,666	10%
Four to eleven payments	1,350	33	20,031	44	72,222	28
Twelve or more payments	357	9	10,523	23	20,419	52
Pending claims	63	2	2,749	6	3,182	86
Total case reserves	4,024	100%	45,308	100%	$215,489	21
IBNR			3,398
LAE and other			758
Total reserves for losses and LAE			$49,464

	As of December 31, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,243	68%	$15,925	37%	$187,163	9%
Four to eleven payments	1,284	27	18,087	42	73,547	25
Twelve or more payments	211	4	6,781	16	11,139	61
Pending claims	45	1	2,075	5	2,355	88
Total case reserves	4,783	100%	42,868	100%	$274,204	16
IBNR			3,215
LAE and other			767
Total reserves for losses and LAE			$46,850

During the year ended December 31, 2018, the provision for losses and LAE was $11.6 million, comprised of $36.4 million of current year losses partially offset by $24.9 million of favorable prior years' loss development. During the year ended December 31, 2017, the provision for losses and LAE was $27.2 million, comprised of $38.2 million of current year losses partially offset by $10.9 million of favorable prior years' loss development. In 2018, the favorable prior years' loss development includes a $9.9 million reduction of loss and LAE reserves associated with hurricane-related defaults that cured. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2018	2017
Number of claims paid	254	229
Amount of claims paid	$8,559	$8,280
Claim severity	73%	83%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2018		2017
($ in thousands)	$	%	$	%
Compensation and benefits	$90,084	60%	$90,964	63%
Other	60,816	40	54,569	37
	$150,900	100%	$145,533	100%

Number of employees at end of period		385		397

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits decreased primarily due to a decrease in stock compensation expense associated with the full vesting of grants issued in 2013 and 2014, partially offset by an increase in payroll taxes associated with the vesting of these grants and increases in salaries, wages and bonus. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the year ended December 31, 2018, we incurred interest expense of $10.2 million as compared to $5.2 million for the year ended December 31, 2017. The increase was primarily due to an increase in the average amounts outstanding under the Credit Facility and an increase in the weighted average interest rate on amounts outstanding under the Credit Facility. For the year ended December 31, 2018, the average amount outstanding under the Credit Facility was $240.3 million as compared to $154.1 million for the year ended December 31, 2017. As of December 31, 2018 and 2017, the borrowings under the Credit Facility had a weighted average interest rate of 4.43% and 3.49%, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $79.3 million for the year ended December 31, 2018 compared to $18.8 million for the year ended December 31, 2017. Income tax expense for the year ended December 31, 2018 was calculated using an effective tax rate of 16.0% and includes $1.5 million of expense associated with accrual to return adjustments associated with the completion of the 2017 U.S. federal income tax return. For the year ended December 31, 2018, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $9.6 million. Income tax expense for the year ended December 31, 2017, was calculated using an effective tax rate of 26.9% and was reduced by $85.1 million of income tax benefits associated with the one-time impact of the reduced U.S. statutory corporate income tax rate on the company's net deferred tax liability position. Income tax expense for the year ended December 31, 2017 was also reduced by excess tax benefits associated with the vesting of common shares and common share units of $3.2 million. The tax effects associated with the vesting of common shares and common share units, the accrual to return adjustments associated with the completion of U.S. federal income tax returns and the income tax benefits associated with the one-time impact of the reduced U.S. statutory corporate income tax rate on the company's net deferred tax liability position are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate. The decrease in the annual effective tax rate for 2018 reflects the reduction of the U.S. statutory corporate income tax rate from 35% to 21% and the portion of our consolidated earnings generated in Bermuda. Bermuda does not have a corporate income tax.

At December 31, 2018 and 2017, we concluded that it was more likely than not that our deferred tax assets would be realized.

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

The following table includes additional information about our loans in default as of the dates indicated:

	As of December 31,
	2017	2016
Case reserves (in thousands)	$42,868	$25,758
Total reserves (in thousands)	$46,850	28,142
Ending default inventory	4,783	1,757
Average case reserve per default (in thousands)	$9.0	$14.7
Average total reserve per default (in thousands)	$9.8	$16.0
Default rate	0.96%	0.47%
Claims received included in ending default inventory	45	44

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

	Year Ended December 31,
(In thousands)	2017	2016
Reserve for losses and LAE at beginning of year	$28,142	$17,760
Add provision for losses and LAE occurring in:
Current year	38,178	21,889
Prior years	(10,946)	(6,364)
Incurred losses and LAE during the current year	27,232	15,525
Deduct payments for losses and LAE occurring in:
Current year	633	927
Prior years	7,891	4,216
Loss and LAE payments during the current year	8,524	5,143
Reserve for losses and LAE at end of year	$46,850	$28,142

	As of December 31, 2017
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,243	68%	$15,925	37%	$187,163	9%
Four to eleven payments	1,284	27	18,087	42	73,547	25
Twelve or more payments	211	4	6,781	16	11,139	61
Pending claims	45	1	2,075	5	2,355	88
Total case reserves	4,783	100%	42,868	100%	$274,204	16
IBNR			3,215
LAE and other			767
Total reserves for losses and LAE			$46,850

	As of December 31, 2016
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	914	52%	$6,615	26%	$50,737	13%
Four to eleven payments	620	35	11,505	45	32,833	35
Twelve or more payments	179	10	5,678	22	9,575	59
Pending claims	44	3	1,960	7	2,272	86
Total case reserves	1,757	100%	25,758	100%	$95,417	27
IBNR			1,932
LAE and other			452
Total reserves for losses and LAE			$28,142

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

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was$18.8 million for the year ended December 31, 2017 compared to $89.3 million for the year ended December 31, 2016. Income tax expense for the year ended December 31, 2017 was calculated using an effective tax rate of 26.9% and was reduced by $85.1 million of income tax benefits associated with the one-time impact of the reduced U.S. statutory corporate income tax rate on the company's net deferred tax liability position and $3.2 million of excess tax benefits associated with the vesting of common shares and common share units during the period as required by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), adopted on January 1, 2017. Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid-in-capital. Our effective tax rate was 28.6% for the year ended 2016. During 2017, the proportion of our consolidated earnings generated in Bermuda increased as a result of insurance and reinsurance contracts executed with Freddie Mac and Fannie Mae and the quota share reinsurance agreement between Essent Guaranty and Essent Re. Bermuda does not have a corporate income tax.

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

As of December 31, 2018, we had substantial liquidity with cash of $64.9 million, short-term investments of $154.4 million and fixed maturity investments of $2.6 billion. We also had $275 million available capacity under the revolving credit component of our Credit Facility, with $225 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At December 31, 2018, net cash and investments at the holding company were $78.4 million.

On May 2, 2018, we amended the Credit Facility to increase the committed capacity by $125 million to $500 million, including the issuance of $100 million of additional term loans, the proceeds of which were used to pay down borrowings outstanding under the revolving component of the Credit Facility. See Note 7 to our consolidated financial statements.

In December 2014, Essent Guaranty became a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”). In November 2018, Essent Guaranty entered into additional agreements with the FHLBank providing Essent Guaranty with secured borrowing capacity with the FHLBank. Such borrowings may be used by Essent Guaranty to provide supplemental liquidity. As of December 31, 2018, Essent Guaranty had no borrowings outstanding with the FHLBank.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2018, Essent Guaranty, had unassigned surplus of approximately $166.8 million. During the year ended December 31, 2018, Essent Guaranty paid to its parent, Essent US Holdings, Inc. ("Essent Holdings"), a $40 million dividend which was used to repay the borrowings remaining under the revolving component of the Credit Facility. Essent Guaranty of PA, Inc. had unassigned surplus of approximately $10.3 million as of December 31, 2018. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2018, Essent Re had total equity of $798.6 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. At December 31, 2018, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash provided by operating activities	$625,321	$368,573	$274,559
Net cash used in investing activities	(546,905)	(690,142)	(365,316)
Net cash (used in) provided by financing activities	(56,994)	337,562	93,682
Net increase in cash	$21,422	$15,993	$2,925

Operating Activities

Cash flow provided by operating activities totaled $625.3 million for the year ended December 31, 2018, as compared to $368.6 million for the year ended December 31, 2017 and $274.6 million for the year ended December 31, 2016. The increase in cash flow from operations of $256.7 million in 2018 was primarily a result of increases in premium collected and net investment income, and a net decrease in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”), partially offset by increases in expenses paid. The increase in cash flow from operations of $94.0 million in 2017 was primarily a result of increases in premium collected and net investment income, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $546.9 million for the year ended December 31, 2018 and primarily related to investing cash flows from the business. Cash flow used in investing activities totaled $690.1 million for the year ended December 31, 2017 and $365.3 million for the year ended December 31, 2016 and primarily related to investing cash flows from the business, proceeds from the public offering of common shares in August 2017 and net increased borrowings under the Credit Facility in 2017 and 2016.

Financing Activities

Cash flow used in financing activities totaled $57.0 million for the year ended December 31, 2018 and primarily related to treasury stock acquired from employees to satisfy tax withholding obligations and net repayments of borrowings under the Credit Facility. Cash flow provided by financing activities totaled $337.6 million for the year ended December 31, 2017 and primarily related to proceeds from the public offering of common shares completed in August 2017 and $150 million of net increased borrowings under the Credit Facility, partially offset by treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow provided by financing activities totaled $93.7 million for the year ended December 31, 2016 and primarily related to the $100 million borrowing under the Credit Facility. The proceeds of this borrowing were contributed to Essent Re to support new business.

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

During the year ended December 31, 2018, Essent Holdings made capital contributions to Essent Guaranty of $15 million to support new and existing business and Essent Guaranty paid a dividend to Essent Holdings of $40 million which was used to repay the borrowings remaining under the revolving component of the Credit Facility. During the year ended December 31, 2017, Essent Holdings made capital contributions to Essent Guaranty of $125 million to support new and existing business.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2018 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$921,816
Contingency reserves	965,113
Combined statutory capital	$1,886,929
Combined net risk in force	$26,233,783
Combined risk-to-capital ratio	13.9:1

For additional information regarding regulatory capital see Note 17 to our consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions. The combined risk-to-capital ratio equals the sum of the net risk in force of Essent Guaranty and Essent Guaranty of PA, Inc. divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance Commissioners Accounting Practices and Procedures Manual. Such practices vary from accounting principles generally accepted in the United States.

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. Essent Group Ltd. made no capital contributions to Essent Re during the years ended December 31, 2018 as compared to capital contributions of $165.0 million during the year ended December 31, 2017 to support new business. As of December 31, 2018, Essent Re had total stockholders’ equity of $798.6 million and net risk in force of $8.3 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is Baa1 with a stable outlook by Moody's and BBB+ with a stable outlook by S&P. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P. On September 5, 2018, A.M. Best assigned Financial Strength Ratings of A (Excellent) with a stable outlook to each of Essent Guaranty and Essent Re.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The

PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of December 31, 2018, Essent Guaranty's Available Assets were $1.91 billion and its Minimum Required Assets were $1.55 billion based on our interpretation of the PMIERs.

The GSEs released PMIERs 2.0 on September 27, 2018 and have indicated that the PMIERs 2.0 framework will take effect on March 31, 2019. If PMIERs 2.0 had been in effect as of December 31, 2018, Essent Guaranty’s excess of Available Assets over Minimum Required Assets would be substantially unchanged from the amount computed under original PMIERs. Essent expects to remain in full compliance with the existing and revised PMIERs, as applicable, prior to and after March 31, 2019.

Financial Condition

Stockholders' Equity

As of December 31, 2018, stockholders’ equity was $2.4 billion compared to $1.9 billion as of December 31, 2017. This increase was primarily due to net income generated in 2018, partially offset by an increase in accumulated other comprehensive loss related to an increase in our unrealized investment losses.

Investments

As of December 31, 2018, investments totaled $2.8 billion compared to $2.3 billion as of December 31, 2017. In addition, our total cash was $64.9 million as of December 31, 2018, compared to $43.5 million as of December 31, 2017. The increase in investments was primarily due to investing net cash flows from operations during the year ended December 31, 2018.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$289,892	10.5%	$227,805	9.9%
U.S. agency securities	32,997	1.2	33,114	1.4
U.S. agency mortgage-backed securities	637,178	23.1	456,037	19.8
Municipal debt securities(1)	483,879	17.5	465,255	20.2
Non-U.S. government securities	45,001	1.6	—	—
Corporate debt securities(2)	725,201	26.3	611,728	26.5
Residential and commercial mortgage securities	121,838	4.4	79,407	3.5
Asset-backed securities	284,997	10.3	167,922	7.3
Money market funds	139,083	5.1	263,797	11.4
Total Investments Available for Sale	$2,760,066	100.0%	$2,305,065	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	69.0%	63.6%
General obligation bonds	26.0	30.7
Certificate of participation bonds	3.6	4.4
Tax allocation bonds	0.9	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	37.1%	45.9%
Consumer, non-cyclical	20.7	16.2
Communications	12.6	7.3
Consumer, cyclical	7.6	5.3
Energy	5.7	7.8
Utilities	5.0	5.3
Industrial	4.7	6.3
Basic materials	3.5	2.0
Technology	3.1	3.9
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,362,781	49.4%	$1,160,200	50.3%
Aa1	124,435	4.5	115,237	5.0
Aa2	196,218	7.1	123,551	5.4
Aa3	143,315	5.2	127,785	5.6
A1	222,073	8.0	205,369	8.9
A2	199,238	7.2	157,651	6.8
A3	146,300	5.3	148,246	6.4
Baa1	162,695	5.9	115,178	5.0
Baa2	140,168	5.1	87,869	3.8
Baa3	26,805	1.0	43,024	1.9
Below Baa3	36,038	1.3	20,955	0.9
Total Investments Available for Sale	$2,760,066	100.0%	$2,305,065	100.0%
_______________________________________________________________________________

(1)	Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2018		December 31, 2017
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$529,545	19.2%	$628,958	27.3%
1 to < 2 Years	285,060	10.3	164,856	7.2
2 to < 3 Years	251,763	9.1	280,177	12.2
3 to < 4 Years	278,804	10.1	263,799	11.4
4 to < 5 Years	429,005	15.6	263,273	11.4
5 or more Years	985,889	35.7	704,002	30.5
Total Investments Available for Sale	$2,760,066	100.0%	$2,305,065	100.0%

Top Ten Investments Available for Sale Holdings

	December 31, 2018
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.625% 7/15/2021	$36,323	$36,132	$191	Aaa
2	U.S. Treasury 5.250% 11/15/2028	28,213	29,435	(1,222)	Aaa
3	U.S. Treasury 2.625% 6/30/2023	26,637	26,346	291	Aaa
4	Fannie Mae 4.500% 5/1/2048	19,419	19,420	(1)	Aaa
5	U.S. Treasury 1.500% 8/15/2026	18,924	20,413	(1,489)	Aaa
6	Fannie Mae 4.000% 5/1/2056	14,287	14,145	142	Aaa
7	Fannie Mae 3.000% 12/1/2032	12,797	12,716	81	Aaa
8	Fannie Mae 4.500% 11/1/2048	12,130	11,968	162	Aaa
9	U.S. Treasury 2.000% 1/15/2021	11,382	11,444	(62)	Aaa
10	Fannie Mae 1.500% 6/22/2020	11,133	11,305	(172)	Aaa
Total		$191,245	$193,324	$(2,079)
Percent of Investments Available for Sale		6.9%
_______________________________________________________________________________

(1)
As of December 31, 2018, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2018:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,251	$8,287	Baa1
City of Houston	7,026	6,897	Aa3
The Texas A&M University System	6,014	6,090	Aaa
University of Houston System	3,268	3,279	Aa2
La Joya Independent School District	2,416	2,391	Aaa
City of El Paso	2,368	2,367	Aa2
Dallas/Fort Worth International Airport	2,308	2,209	A1
City of Austin	2,281	2,179	Aa3
Harris County Cultural Education	2,001	2,000	A1
North Texas Municipal Water District	1,960	2,011	Aaa
Carrollton-Farmers Branch Independent School District	1,863	1,886	Aaa
City of Dallas	1,762	1,708	Aa3
Fort Worth TX W&S Revenue	1,509	1,524	Aa1
Tarrant Regional Water District	1,505	1,489	Aaa
City of College Station	1,374	1,403	Aa1
City of Garland	1,367	1,383	Aa1
Bryan Independent School District	1,266	1,308	Aaa
City of San Antonio	1,257	1,209	A1
Spring Independent School District	1,189	1,218	Aaa
City of Corpus Christi	1,131	1,096	A1
Harris County Toll Road Authority	1,067	1,067	Aa2
Pharr-San Juan-Alamo Independent School District	1,042	1,061	Aaa
Port Arthur Independent School District	958	970	Aaa
San Jacinto Community College District	850	835	Aa3
County of Fort Bend	809	820	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	598	601	A3
	$57,440	$57,288

_______________________________________________________________________________

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Contractual Obligations

As of December 31, 2018, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facility borrowings	$225,000	$—	$225,000	$—	$—
Estimated loss and LAE payments(1)	49,464	26,767	21,992	705	—
Operating lease obligations	15,186	2,674	5,285	5,264	1,963
Unfunded investment commitments	80,135	26,154	36,750	6,500	10,731
Total	$369,785	$55,595	$289,027	$12,469	$12,694
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

We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2019 under the non-cancelable sublease.

Off-Balance Sheet Arrangements

Radnor Re 2018-1 Ltd. is a special purpose variable interest entity that is not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of December 31, 2018, our estimated off-balance sheet maximum exposure to loss from Radnor Re was $18.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trust. See Note 5 to our consolidated financial statements for additional information.

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

Investments

Our fixed maturity and short-term investments are classified as available for sale and are reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. Each quarter we perform reviews of all of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

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

Under the current guidance a debt security impairment is deemed other-than-temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2018, 2017 and 2016, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer is current on its scheduled interest and principal payments. There were no other-than-temporary impairments in the year ended December 31, 2018. We recorded other-than-temporary impairments of $0.1 million and $0.1 million in the years ended December 31, 2017 and 2016, respectively, for securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date.

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

At December 31, 2018, the effective duration of our investments available for sale was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets	83
Consolidated Statements of Comprehensive Income	84
Consolidated Statements of Changes in Stockholders' Equity	85
Consolidated Statements of Cash Flows	86
Notes to Consolidated Financial Statements	87
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2018	114
Schedule II—Condensed Financial Information of Registrant at December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018	115
Schedule IV—Reinsurance for the years ended December 31, 2018, 2017 and 2016	119

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019

We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2018	2017
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2018 — $2,638,950; 2017 — $1,994,200)	$2,605,666	$1,992,371
Short-term investments available for sale, at fair value (amortized cost: 2018 — $154,400; 2017 — $312,714)	154,400	312,694
Total investments available for sale	2,760,066	2,305,065
Other invested assets	30,952	500
Total investments	2,791,018	2,305,565
Cash	64,946	43,524
Accrued investment income	17,627	12,807
Accounts receivable	36,881	29,752
Deferred policy acquisition costs	16,049	15,354
Property and equipment (at cost, less accumulated depreciation of $53,870 in 2018 and $50,466 in 2017)	7,629	6,979
Prepaid federal income tax	202,385	252,157
Other assets	13,436	8,230
Total assets	$3,149,971	$2,674,368

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$49,464	$46,850
Unearned premium reserve	295,467	259,672
Net deferred tax liability	172,642	127,636
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,336 in 2018 and $1,409 in 2017)	223,664	248,591
Securities purchases payable	2,041	14,999
Other accrued liabilities	40,976	36,184
Total liabilities	784,254	733,932
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,139 shares in 2018 and 98,434 shares in 2017	1,472	1,476
Additional paid-in capital	1,110,800	1,127,137
Accumulated other comprehensive loss	(28,993)	(3,252)
Retained earnings	1,282,438	815,075
Total stockholders' equity	2,365,717	1,940,436
Total liabilities and stockholders' equity	$3,149,971	$2,674,368

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Revenues:
Net premiums written	$685,287	$570,186	$441,278
Increase in unearned premiums	(35,795)	(40,056)	(18,571)
Net premiums earned	649,492	530,130	422,707
Net investment income	64,091	40,226	27,890
Realized investment gains, net	1,318	2,015	1,934
Other income	4,452	4,140	5,727
Total revenues	719,353	576,511	458,258

Losses and expenses:
Provision for losses and LAE	11,575	27,232	15,525
Other underwriting and operating expenses	150,900	145,533	130,425
Interest expense	10,179	5,178	426
Total losses and expenses	172,654	177,943	146,376

Income before income taxes	546,699	398,568	311,882
Income tax expense	79,336	18,821	89,276
Net income	$467,363	$379,747	$222,606

Earnings per share:
Basic	$4.80	$4.07	$2.45
Diluted	4.77	3.99	2.41

Weighted average shares outstanding:
Basic	97,403	93,330	90,913
Diluted	97,974	95,211	92,245

Net income	$467,363	$379,747	$222,606

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($5,686) in 2018, $4,519 in 2017 and ($2,941) in 2016	(25,741)	8,068	(12,156)
Total other comprehensive (loss) income	(25,741)	8,068	(12,156)
Comprehensive income	$441,622	$387,815	$210,450

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2016	$1,390	$904,221	$(99)	$213,729	$—	$1,119,241
Net income				222,606		222,606
Other comprehensive loss			(12,156)			(12,156)
Issuance of management incentive shares	10	(10)				—
Forfeiture of management incentive shares	—	—				—
Stock-based compensation expense		16,881				16,881
Excess tax benefits from stock-based compensation expense		1,083				1,083
Treasury stock acquired					(4,024)	(4,024)
Cancellation of treasury stock	(3)	(4,021)			4,024	—
Other equity transactions		142				142
Balance at December 31, 2016	$1,397	$918,296	$(12,255)	$436,335	$—	$1,343,773

Net income				379,747		379,747
Other comprehensive income			8,068			8,068
Issuance of common shares, net of issuance cost of $1,802	75	197,623				197,698
Issuance of management incentive shares	8	(8)				—
Stock-based compensation expense		18,688				18,688
Cumulative effect of ASU 2016-09 adoption		111		(72)		39
Treasury stock acquired					(7,577)	(7,577)
Cancellation of treasury stock	(4)	(7,573)			7,577	—
Reclassification of certain income tax effects resulting from tax reform			935	(935)		—
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436

Net income				467,363		467,363
Other comprehensive loss			(25,741)			(25,741)
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		15,073				15,073
Treasury stock acquired					(31,414)	(31,414)
Cancellation of treasury stock	(10)	(31,404)			31,414	—
Balance at December 31, 2018	$1,472	$1,110,800	$(28,993)	$1,282,438	$—	$2,365,717

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Operating Activities
Net income	$467,363	$379,747	$222,606
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,318)	(2,015)	(1,934)
Equity in net income of other invested assets	(111)	—	—
Distribution of income from other invested assets	211	—	—
Depreciation and amortization	3,404	3,923	4,064
Stock-based compensation expense	15,073	18,688	16,881
Amortization of premium on investment securities	14,220	12,038	10,486
Deferred income tax provision	50,692	(19,431)	57,564
Change in:
Accrued investment income	(4,820)	(3,319)	(1,720)
Accounts receivable	(7,118)	(8,160)	(4,955)
Deferred policy acquisition costs	(695)	(1,954)	(1,871)
Prepaid federal income tax	49,772	(70,885)	(61,860)
Other assets	(5,060)	(1,408)	(526)
Reserve for losses and LAE	2,614	18,708	10,382
Unearned premium reserve	35,795	40,056	18,571
Other accrued liabilities	5,299	2,585	6,871
Net cash provided by operating activities	625,321	368,573	274,559

Investing Activities
Net change in short-term investments	158,294	(180,346)	(46,352)
Purchase of investments available for sale	(1,126,032)	(833,298)	(656,768)
Proceeds from maturity of investments available for sale	114,651	71,908	27,186
Proceeds from sales of investments available for sale	340,780	254,377	313,780
Purchase of other invested assets	(30,860)	—	—
Return of investment from other invested assets	316	—	—
Purchase of property and equipment	(4,054)	(2,783)	(3,162)
Net cash used in investing activities	(546,905)	(690,142)	(365,316)

Financing Activities
Issuance of common shares, net of costs	—	197,829	—
Credit facility borrowings	15,000	200,000	100,000
Credit facility repayments	(40,000)	(50,000)	—
Treasury stock acquired	(31,414)	(7,577)	(4,024)
Payment of issuance costs for credit facility	(580)	(2,690)	(2,436)
Other financing activities	—	—	142
Net cash (used in) provided by financing activities	(56,994)	337,562	93,682

Net increase in cash	21,422	15,993	2,925
Cash at beginning of year	43,524	27,531	24,606
Cash at end of year	$64,946	$43,524	$27,531

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(29,275)	$(40,300)	$(30,800)
Interest payments	(9,451)	(4,685)	(324)

Noncash Transactions
Repayment of borrowings with term loan proceeds (see Note 7)	$(100,000)	$(125,000)	$—

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

Essent Guaranty reinsures 25% of GSE-eligible new insurance written to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate domiciled in the state of Pennsylvania.

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

Investments

Our fixed maturity and short-term investments are classified as available for sale as we may sell securities from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses on these securities reported in other comprehensive income, net of deferred income taxes. See Note 16 for a description of the valuation methods for investments available for sale.

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

Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the partnership. We have elected to classify distributions received from these investments using the cumulative earnings approach. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

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

	2018		2017
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$2,105	$(1,802)	$2,074	$(1,592)
Office equipment	680	(639)	640	(602)
Computer hardware	8,118	(6,466)	6,837	(5,413)
Purchased software	37,422	(35,748)	35,710	(34,620)
Costs of internal-use software	8,929	(7,379)	7,965	(6,773)
Leasehold improvements	4,245	(1,836)	4,219	(1,466)
Total	$61,499	$(53,870)	$57,445	$(50,466)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $7.4 million, $8.0 million and $7.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of deferred policy acquisition costs totaled $6.7 million, $6.0 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 88% of earned premium in 2018. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $17.7 million and $23.2 million of earned premium related to policy cancellations for the years ended December 31, 2018 and 2017, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2018, one lender represented approximately 11% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

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

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2018 and 2017, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Derivative Instruments

Derivative instruments, including embedded derivative instruments, are recognized at fair value in the consolidated balance sheets. The amount of monthly reinsurance premium ceded under one of our reinsurance contracts will fluctuate due to changes in one-month LIBOR and changes in money market rates. As the reinsurance premium will vary based on changes in these rates, we concluded that this reinsurance agreement contains an embedded derivative that is accounted for separately like a freestanding derivative.

Through June 30, 2016, insurance and certain reinsurance policies issued by Essent Re in connection with Freddie Mac's Agency Credit Insurance Structure ("ACIS") program were accounted for as derivatives under GAAP with the fair value of these policies reported as an asset or liability and changes in the fair value of these policies reported in earnings as a component of other income. During the quarter ended September 30, 2016, these contracts were amended and are accounted for as insurance contracts rather than as derivatives subsequent to their amendment. As of December 31, 2018 and 2017, the Company had no freestanding derivative instruments.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Note 3. Investments

Investments available for sale consist of the following:

December 31, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$295,145	$693	$(5,946)	$289,892
U.S. agency securities	33,645	—	(648)	32,997
U.S. agency mortgage-backed securities	649,228	2,520	(14,570)	637,178
Municipal debt securities(1)	481,547	5,351	(3,019)	483,879
Non-U.S. government securities	44,999	285	(283)	45,001
Corporate debt securities(2)	738,964	1,005	(14,768)	725,201
Residential and commercial mortgage securities	122,369	686	(1,217)	121,838
Asset-backed securities	288,371	305	(3,679)	284,997
Money market funds	139,082	1	—	139,083
Total investments available for sale	$2,793,350	$10,846	$(44,130)	$2,760,066

December 31, 2017 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$231,905	$2	$(4,102)	$227,805
U.S. agency securities	33,669	—	(555)	33,114
U.S. agency mortgage-backed securities	462,986	567	(7,516)	456,037
Municipal debt securities(1)	457,418	9,098	(1,261)	465,255
Corporate debt securities(2)	610,516	4,249	(3,037)	611,728
Residential and commercial mortgage securities	78,974	791	(358)	79,407
Asset-backed securities	167,638	467	(183)	167,922
Money market funds	263,808	—	(11)	263,797
Total investments available for sale	$2,306,914	$15,174	$(17,023)	$2,305,065

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2018	2017
Special revenue bonds	69.0%	63.6%
General obligation bonds	26.0	30.7
Certificate of participation bonds	3.6	4.4
Tax allocation bonds	0.9	0.8
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2018	2017
Financial	37.1%	45.9%
Consumer, non-cyclical	20.7	16.2
Communications	12.6	7.3
Consumer, cyclical	7.6	5.3
Energy	5.7	7.8
Utilities	5.0	5.3
Industrial	4.7	6.3
Basic materials	3.5	2.0
Technology	3.1	3.9
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments available for sale at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$17,315	$17,302
Due after 1 but within 5 years	178,245	177,346
Due after 5 but within 10 years	99,585	95,244
Subtotal	295,145	289,892
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	33,645	32,997
Subtotal	33,645	32,997
Municipal debt securities:
Due in 1 year	9,282	9,282
Due after 1 but within 5 years	85,488	85,205
Due after 5 but within 10 years	181,864	182,942
Due after 10 years	204,913	206,450
Subtotal	481,547	483,879
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	19,787	19,870
Due after 5 but within 10 years	25,212	25,131
Subtotal	44,999	45,001
Corporate debt securities:
Due in 1 year	75,797	75,287
Due after 1 but within 5 years	395,764	390,383
Due after 5 but within 10 years	264,223	256,576
Due after 10 years	3,180	2,955
Subtotal	738,964	725,201
U.S. agency mortgage-backed securities	649,228	637,178
Residential and commercial mortgage securities	122,369	121,838
Asset-backed securities	288,371	284,997
Money market funds	139,082	139,083
Total investments available for sale	$2,793,350	$2,760,066

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Realized gross gains	$2,201	$2,504	$2,822
Realized gross losses	883	425	788

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$45,505	$(215)	$165,015	$(5,731)	$210,520	$(5,946)
U.S. agency securities	—	—	32,997	(648)	32,997	(648)
U.S. agency mortgage-backed securities	106,177	(1,070)	341,579	(13,500)	447,756	(14,570)
Municipal debt securities	114,442	(1,176)	104,930	(1,843)	219,372	(3,019)
Non-U.S. government securities	13,497	(283)	—	—	13,497	(283)
Corporate debt securities	381,912	(7,538)	231,124	(7,230)	613,036	(14,768)
Residential and commercial mortgage securities	51,477	(650)	13,321	(567)	64,798	(1,217)
Asset-backed securities	217,546	(3,165)	29,852	(514)	247,398	(3,679)
Total	$930,556	$(14,097)	$918,818	$(30,033)	$1,849,374	$(44,130)

	Less than 12 months		12 months or more		Total
December 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$151,119	$(1,240)	$69,454	$(2,862)	$220,573	$(4,102)
U.S. agency securities	17,320	(190)	15,794	(365)	33,114	(555)
U.S. agency mortgage-backed securities	180,443	(1,394)	217,944	(6,122)	398,387	(7,516)
Municipal debt securities	124,171	(817)	23,492	(444)	147,663	(1,261)
Corporate debt securities	214,371	(1,213)	94,261	(1,824)	308,632	(3,037)
Residential and commercial mortgage securities	29,842	(179)	5,988	(179)	35,830	(358)
Asset-backed securities	58,798	(133)	5,828	(50)	64,626	(183)
Money market funds	59,489	(11)	—	—	59,489	(11)
Total	$835,553	$(5,177)	$432,761	$(11,846)	$1,268,314	$(17,023)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in the year ended December 31, 2018. We recorded other-than-temporary impairments of $0.1 million and $0.1 million in the years ended December 31, 2017 and 2016, respectively, on securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting dates.

The Company's other invested assets at December 31, 2018 and December 31, 2017 totaled $31.0 million and $0.5 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.9 million at December 31, 2018 and $8.6 million at December 31, 2017. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $759.9 million at December 31, 2018 and $615.8 million at December 31, 2017. In connection with an excess-of-loss reinsurance agreement (see Note 5), Essent Guaranty is required to maintain assets on deposit for the benefit of the reinsurer. The fair value of the assets on deposit was $3.4 million at December 31, 2018. Essent Guaranty

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $6.3 million at December 31, 2018.

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Fixed maturities	$63,053	$41,935	$29,865
Short-term investments	3,873	1,019	142
Gross investment income	66,926	42,954	30,007
Investment expenses	(2,835)	(2,728)	(2,117)
Net investment income	$64,091	$40,226	$27,890

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2018	2017
Premiums receivable	$36,127	$29,027
Other receivables	754	725
Total accounts receivable	36,881	29,752
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$36,881	$29,752
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Effective November 1, 2018, Essent Guaranty entered into a reinsurance agreement with a panel of reinsurers that provides for up to $165.2 million of aggregate excess-of-loss coverage immediately above the coverage provided by Radnor Re. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the reinsurance agreement, which includes an option to terminate after five years from issuance. If the reinsurance agreement is not terminated after five years from issuance, the reinsurance premium payable will increase by 50%.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net premiums written:
Direct	$696,055	$570,186	$441,278
Ceded	(10,768)	—	—
Net premiums written	$685,287	$570,186	$441,278

Net premiums earned:
Direct	$660,260	$530,130	$422,707
Ceded	(10,768)	—	—
Net premiums earned	$649,492	$530,130	$422,707

The amount of monthly reinsurance premium ceded to Radnor Re will fluctuate due to changes in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreement contains an embedded derivative that will be accounted for separately like a freestanding derivative. The fair value of this derivative at December 31, 2018 and the change in its fair value from inception of the reinsurance agreement to December 31, 2018 was not material.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents total assets of Radnor Re as well as our maximum exposure to loss associated with Radnor Re, representing the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of December 31, 2018:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$424,412	$—	$18,325	$18,325
Total	$424,412	$—	$18,325	$18,325

The assets of Radnor Re are the source of reinsurance claim payments to Essent Guaranty and provide capital relief under the PMIERs financial strength requirements (see Note 17). A decline in the assets available to pay claims would reduce the capital relief available to Essent Guaranty.

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

($ in thousands)	2018	2017	2016
Reserve for losses and LAE at beginning of year	$46,850	$28,142	$17,760
Less: Reinsurance recoverables	—	—	—
Net reserve for losses and LAE at beginning of year	46,850	28,142	17,760
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	36,438	38,178	21,889
Prior years	(24,863)	(10,946)	(6,364)
Net incurred losses and LAE during the current year	11,575	27,232	15,525
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	1,310	633	927
Prior years	7,651	7,891	4,216
Net loss and LAE payments during the current year	8,961	8,524	5,143
Net reserve for losses and LAE at end of year	49,464	46,850	28,142
Plus: Reinsurance recoverables	—	—	—
Reserve for losses and LAE at end of year	$49,464	$46,850	$28,142

Loans in default at end of year	4,024	4,783	1,757

For the year ended December 31, 2018, $7.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $24.9 million favorable prior year development during the year ended December 31, 2018. Reserves remaining as of December 31, 2018 for prior years are $14.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2017, $7.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $10.9 million favorable prior year development during the year ended December 31, 2017. Reserves remaining as of December 31, 2017 for prior years were $9.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which have impacted our insured portfolio’s performance. Loans in default identified as hurricane-related defaults totaled 2,288 as of December 31, 2017 and in the fourth quarter of 2017, we provided reserves of $11.1 million for losses and LAE on these hurricane-related defaults. In the year ended December 31, 2018, 2,150 of the 2,288 defaults previously identified as hurricane-related cured. In the fourth

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

quarter of 2018, we reduced the reserves on hurricane-related defaults by $9.9 million based on the performance to date and our expectations of the amount of ultimate losses on the remaining delinquencies. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.

The following table summarizes incurred loss and allocated loss adjustment expense development, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2010 to 2017 is presented as supplementary information.

	Incurred Loss and Allocated LAE, For the Years Ended December 31,									As of December 31, 2018
($ in thousands)										Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2011		57	—	—	—	—	—	—	—	—	1
2012			1,523	858	814	781	748	809	808	—	19
2013				2,986	2,461	2,008	1,997	2,060	2,058	—	51
2014					6,877	4,312	3,323	2,984	2,930	2	94
2015						14,956	9,625	8,893	8,439	63	223
2016							21,889	11,890	9,455	174	278
2017								38,178	16,261	743	668
2018									36,438	2,416	3,451
Total									$76,389

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2018.

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2010 through 2017 is presented as supplementary information.

($ in thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
	Unaudited
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
2010	$—	$—	$—	$—	$—	$—	$—	$—	—
2011		—	—	—	—	—	—	—	—
2012			24	535	659	665	665	808	808
2013				239	928	1,501	1,775	1,880	2,058
2014					138	1,587	2,463	2,787	2,897
2015						544	3,610	6,960	7,535
2016							927	4,896	6,947
2017								633	5,370
2018									1,310
Total									$26,925
All outstanding liabilities before 2010, net of reinsurance									—
Reserve for losses and LAE, net of reinsurance									$49,464

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2018 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7

Average Payout	6%	42%	27%	8%	3%	13%	0%

Note 7. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) which provides for a revolving credit facility, term loans and an uncommitted line that may be exercised at the Borrowers' option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 17). The borrowings under the Credit Facility contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants.

On May 2, 2018, the Credit Facility was amended to increase the committed capacity by $125 million to $500 million and to increase the uncommitted line by $25 million to $100 million. The revolving component of the Credit Facility was increased from $250 million to $275 million, and the Borrowers issued $100 million of additional term loans, resulting in $225 million of term loans outstanding. The proceeds of $100 million of additional term loans were used to pay down borrowings outstanding under the revolving component of the Credit Facility. The interest rate, contractual maturity and other terms of the Credit Facility are otherwise unchanged from those described above. As of December 31, 2018, the Company was in compliance with the covenants and $225 million had been borrowed under the Credit Facility with a weighted average interest rate of 4.43%. As of December 31, 2017, $250 million had been borrowed with a weighted average interest rate of 3.49%.

Note 8. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For the years ended December 31, 2018 and 2017, we paid $0.1 million and $0.2 million, respectively, related to remedies. As of December 31, 2018, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2018 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2018, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. Total rent expense was $2.1 million, $2.1 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2018:

Year Ended December 31 (In thousands)
2019	$2,674
2020	2,628
2021	2,657
2022	2,711
2023	2,553
2024 and thereafter	1,963
Total minimum payments required	$15,186

Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2019 under the non-cancelable sublease.

Note 9. Capital Stock

Our authorized share capital consists of 233.3 million shares of a single class of common shares. The common shares have no pre-emptive rights or other rights to subscribe for additional shares, and no rights of redemption, conversion or exchange. Under certain circumstances and subject to the provisions of Bermuda law and our bye-laws, we may be required to make an offer to repurchase shares held by members. The common shares rank pari passu with one another in all respects as to rights of payment and distribution. In general, holders of common shares will have one vote for each common share held by them and will be entitled to vote, on a non-cumulative basis, at all meetings of shareholders. In the event that a shareholder is considered a 9.5% Shareholder under our bye-laws, such shareholder's votes will be reduced by whatever amount is necessary so that after any such reduction the votes of such shareholder will not result in any other person being treated as a 9.5% Shareholder with respect to the vote on such matter. Under these provisions certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share.

In August 2017, Essent Group completed the sale of 5.0 million common shares in a public offering at a price of $39.90 per share. The total net proceeds from this offering were approximately $197.7 million after deducting underwriting discounts, commissions and other offering expenses.

Note 10. Stock-Based Compensation

In connection with the IPO in 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Amendments to our 2013 Plan were approved by shareholders and effective as of May 3, 2017. These amendments included a reduction in the maximum number of shares and share units available for issuance to 7.5 million under the Amended and Restated 2013 Plan (inclusive of approximately 2.6 million nonvested shares and share units outstanding as of May 3, 2017), down from the approximately 14.7 million shares and share units originally available for issuance under the 2013 Plan. As of December 31, 2018, there were 4.6 million common shares available for future grant under the 2013 Plan.

In September 2013 and February 2014, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in September 2013 vested in four equal installments on January 1, 2015, 2016, 2017 and 2018. The time-based share awards granted in February 2014 vested in three equal installments on March 1, 2015, 2016 and 2017. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2014. The September 2013 performance-based share awards vested on the one-year anniversary of the completion of the performance period, and the February 2014 performance-based share awards vested on March 1, 2017.

In May 2015, nonvested common shares were granted to an employee in connection with an employment agreement that are subject to time-based and performance-based vesting. The time-based share award vests in four equal installments on July 1, 2016, 2017, 2018 and 2019. The performance-based share award vests based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2015 and vest on July 1, 2019.

In February of each year, 2015 through 2018, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards vest in three equal yearly installments commencing on March 1 of the year following the grant year. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commences on January 1 of the grant year and vest on March 1 following the end of the performance period.

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2018 Performance-Based Grants		2017 Performance-Based Grants		2016 Performance-Based Grants		2013, 2014 and 2015 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<15%	0%	<16%	0%	<13%	0%	<11%	0%
Threshold	15%	25%	16%	25%	13%	25%	11%	10%
	16%	50%	17%	50%	14%	50%	12%	36%
	17%	75%	18%	75%	15%	75%	13%	61%
							14%	87%
Maximum	≥18%	≥100%	≥19%	100%	≥16%	100%	≥15%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown. The compounded annual book value per share growth for each of the 2013, 2014, 2015 and 2016 performance-based grants exceeded the maximum performance level and have vested or will vest at 100%.

In connection with our incentive program covering bonus awards for performance year 2013, in February 2014, time-based share awards and share units were issued to certain employees that vested in three equal installments on January 1, 2015, 2016 and 2017. In January 2017, time-based share units were issued to all vice president and staff level employees that vest in three equal installments in January 2018, 2019 and 2020. In connection with our incentive program covering bonus awards for performance years 2014 through 2017, in February following each performance year, time-based share awards and share units

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.

In May of each year, 2015 through 2018, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The following tables summarize nonvested common share and nonvested common share unit activity for the year ended December 31:

	2018
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,595	$17.03	410	$21.12	536	$29.13
Granted	113	45.02	73	45.02	161	42.19
Vested	(1,226)	14.71	(276)	18.67	(238)	28.02
Forfeited	—	N/A	—	N/A	(10)	31.59
Outstanding at end of year	482	$29.49	207	$32.82	449	$34.35

	2017
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,503	$15.41	605	$16.32	493	$19.24
Granted	140	36.29	91	36.29	387	33.40
Vested	(48)	22.48	(286)	15.74	(321)	19.00
Forfeited	—	N/A	—	N/A	(23)	30.49
Outstanding at end of year	1,595	$17.03	410	$21.12	536	$29.13

	2016
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,294	$15.15	890	$12.31	544	$19.84
Granted	209	17.01	181	17.01	215	18.21
Vested	—	N/A	(461)	9.04	(254)	19.71
Forfeited	—	N/A	(5)	0.23	(12)	18.12
Outstanding at end of year	1,503	$15.41	605	$16.32	493	$19.24

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

The total fair value of nonvested shares or share units that vested was $75.9 million, $22.4 million and $15.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $18.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2018 and we expect to recognize the expense over a weighted average period of 1.9 years.

In connection with our incentive program covering bonus awards for performance year 2018, in February 2019, 113,631 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2019, 90,292 nonvested common shares were granted to certain members of senior management and are subject to time-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 718,726, 223,027 and 184,583 in 2018, 2017 and 2016, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2018 and 2017.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

(In thousands)	2018	2017	2016
Compensation expense	$15,073	$18,688	$16,881
Income tax benefit	2,805	6,017	5,455

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2018, Essent Guaranty had unassigned surplus of approximately $166.8 million. During the year ended December 31, 2018, Essent Guaranty paid to its parent, Essent US Holdings, Inc. ("Essent Holdings"), a $40 million dividend which was used to repay the borrowings remaining under the revolving component of the Credit Facility. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2017 or 2016. Essent PA had unassigned surplus of approximately $10.3 million as of December 31, 2018. Essent PA did not pay a dividend in 2018. In the years ended December 31, 2017 and 2016, Essent PA paid to its parent company, Essent Holdings, a dividend of $5 million and $3.75 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2018, Essent Re had total equity of $798.6 million.

At December 31, 2018, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

For the year ended December 31, 2018, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“TCJA”) was enacted. The provisions of TCJA include broad tax reforms that are applicable to the Company, including a reduction in the U.S. statutory corporate income tax rate from 35% to

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21% effective January 1, 2018. This change in tax rates required us to remeasure our deferred tax assets and liabilities as of the enactment date resulting in a one-time $85.1 million income tax benefit for the year ended December 31, 2017.

Income tax expense consists of the following components for the years ended December 31:

(In thousands)	2018	2017	2016
Current	$28,644	$38,252	$31,712
Deferred	50,692	65,660	57,564
Remeasurement of net deferred tax liability for enacted changes in tax law	—	(85,091)	—
Total income tax expense	$79,336	$18,821	$89,276

For the year ended December 31, 2018 pre-tax income attributable to Bermuda and U.S. operations was $128.5 million and $418.2 million, respectively, as compared to $86.3 million and $312.3 million, respectively, for the year ended December 31, 2017 and $51.6 million and $260.3 million, respectively, for the year ended December 31, 2016.

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. for 2018, U.S. 21%; Bermuda 0.0%; for 2017 and prior U.S. 35%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

($ in thousands)	2018	% of pretax income	2017	% of pretax income	2016	% of pretax income
Tax provision at weighted average statutory rates	$87,815	16.1%	$109,309	27.4%	$91,092	29.2%
Change in valuation of net deferred tax liability	—	—	(85,091)	(21.3)	—	—
Excess tax benefits from stock-based compensation	(9,644)	(1.8)	(3,227)	(0.8)	—	—
Tax exempt interest, net of proration	(1,741)	(0.3)	(2,608)	(0.7)	(2,181)	(0.7)
Non-deductible expenses	1,483	0.3	392	0.1	378	0.1
Other	1,423	0.2	46	0.0	(13)	0.0
Total income tax expense	$79,336	14.5%	$18,821	4.7%	$89,276	28.6%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2018	2017
Deferred tax assets	$33,368	$28,696
Deferred tax liabilities	(206,010)	(156,332)
Net deferred tax liability	$(172,642)	$(127,636)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2018	2017
Contingency reserves	$(202,529)	$(151,586)
Unearned premium reserve	16,686	14,454
Unrealized (gain) loss on investments	4,283	(1,403)
Deferred policy acquisition costs	(3,370)	(3,224)
Unearned ceding commissions	3,346	2,815
Nonvested shares	2,813	6,442
Accrued expenses	2,349	335
Fixed assets	1,875	2,529
Start-up expenditures, net	1,682	1,951
Loss reserves	323	158
Prepaid expenses	(111)	(119)
Organizational expenditures	11	12
Net deferred tax liability	$(172,642)	$(127,636)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2018, we had a net redemption of T&L Bonds in the amount of $49.8 million and had net purchases of T&L Bonds in the amount of $70.9 million, during the year ended December 31, 2017. As of December 31, 2018 and 2017 we held $202.4 million and $252.2 million of T&L Bonds, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At December 31, 2018 and 2017, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Each subsidiary has executed a tax sharing agreement with its parent company, which provides that taxes are settled in cash between parent and subsidiary on a quarterly basis based on separate company pro-forma calculations. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the un-remitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $1.2 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $61.0 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At December 31, 2018 and 2017, the Company had no unrecognized tax benefits. As of December 31, 2018, the U.S. federal income tax returns for the tax years 2015 through 2017 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2018 or December 31, 2017.

Note 13. Related Party Transactions

The Company is a party to an investment advisory agreement with Goldman Sachs Asset Management, L.P., a subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs"), one of Essent Group's investors prior to 2017. Through the date of our IPO, Goldman Sachs beneficially owned 11.35% of our outstanding shares. Subsequent to the IPO and prior to 2017, Goldman Sachs directly held less than 10% of our outstanding shares. Investment expense incurred under the investment advisory agreement totaled $0.8 million for the year ended December 31, 2016. Goldman Sachs is also one of several lenders under our Credit Facility discussed in Note 7 and was paid an upfront fee of $0.1 million in 2016. Commitment fees and interest expense incurred under the Credit Facility allocable to Goldman Sachs totaled $0.1 million in 2016.

Note 14. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2018	2017	2016
Net income	$467,363	$379,747	$222,606
Less: dividends declared	—	—	—
Undistributed net income	$467,363	$379,747	$222,606
Net income allocable to common	$467,363	$379,747	$222,606

Basic earnings per share	$4.80	$4.07	$2.45
Diluted earnings per share	$4.77	$3.99	$2.41
Basic weighted average shares outstanding	97,403	93,330	90,913
Dilutive effect of nonvested shares	571	1,881	1,332
Diluted weighted average shares outstanding	97,974	95,211	92,245
There were 128,575, 44,540 and 96,251 antidilutive shares for the years ended December 31, 2018, 2017 and 2016, respectively.
The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of December 31, 2018, 2017 and 2016, 100% of the performance-based share awards would be issuable under the terms of the arrangements at each date if December 31 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2018			2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(1,849)	$(1,403)	$(3,252)	$(14,436)	$2,181	$(12,255)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(30,109)	5,376	(24,733)	14,602	(5,239)	9,363
Less: Reclassification adjustment for gains included in net income (1)	(1,318)	310	(1,008)	(2,015)	720	(1,295)
Net unrealized (losses) gains on investments	(31,427)	5,686	(25,741)	12,587	(4,519)	8,068
Other comprehensive (loss) gain	(31,427)	5,686	(25,741)	12,587	(4,519)	8,068
Reclassification of certain income tax effects resulting from tax reform	—	—	—	—	935	935
Balance at end of year	$(33,276)	$4,283	$(28,993)	$(1,849)	$(1,403)	$(3,252)
_______________________________________________________________________________

(1)	Included in net realized investments gains on our consolidated statements of comprehensive income.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

We use independent pricing sources to determine the fair value of securities available for sale in Level 1 and Level 2 of the fair value hierarchy. We use one primary pricing service to provide individual security pricing based on observable market data and receive one quote per security. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing service and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. U.S. agency securities, U.S. agency mortgage-backed securities, municipal debt securities, non-U.S. government securities, and corporate debt securities are valued by our primary vendor using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Residential and commercial mortgage securities and asset-backed securities are valued by our primary vendor using proprietary models based on observable inputs, such as interest rate spreads, prepayment speeds and credit risk. As part of our evaluation of investment prices provided by our primary pricing service, we obtained and reviewed their pricing methodologies which include a description of how each security type is evaluated and priced. We review the reasonableness of prices received from our primary pricing service by comparison to prices obtained from additional pricing sources. We have not made any adjustments to the prices obtained from our primary pricing service.

•
Derivative liabilities—Through June 30, 2016, certain of our Freddie Mac ACIS contracts were accounted for as derivatives. In determining an exit market, we considered the fact that there is not a principal market for these contracts. In the absence of a principal market, we valued these ACIS contracts in a hypothetical market where market participants, and potential counterparties, included other mortgage guaranty insurers or reinsurers with similar credit quality to us. We believed that in the absence of a principal market, this hypothetical market provided the most relevant information with respect to fair value estimates. These ACIS contracts were classified as Level 3 of the fair value hierarchy. During the quarter ended September 30, 2016, these contracts were amended and are now accounted for as insurance contracts rather than as derivatives. As of December 31, 2018 and 2017, the Company had no freestanding derivative instruments.

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

December 31, 2018 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$289,892	$—	$—	$289,892
U.S. agency securities	—	32,997	—	32,997
U.S. agency mortgage-backed securities	—	637,178	—	637,178
Municipal debt securities	—	483,879	—	483,879
Non-U.S. government securities	—	45,001	—	45,001
Corporate debt securities	—	725,201	—	725,201
Residential and commercial mortgage securities	—	121,838	—	121,838
Asset-backed securities	—	284,997	—	284,997
Money market funds	139,083	—	—	139,083
Total assets at fair value	$428,975	$2,331,091	$—	$2,760,066

December 31, 2017 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$227,805	$—	$—	$227,805
U.S. agency securities	—	33,114	—	33,114
U.S. agency mortgage-backed securities	—	456,037	—	456,037
Municipal debt securities	—	465,255	—	465,255
Corporate debt securities	—	611,728	—	611,728
Residential and commercial mortgage securities	—	79,407	—	79,407
Asset-backed securities	—	167,922	—	167,922
Money market funds	263,797	—	—	263,797
Total assets at fair value	$491,602	$1,813,463	$—	$2,305,065

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

(In thousands)	2018	2017	2016
Essent Guaranty
Statutory net income	$379,119	$261,811	$215,951
Statutory surplus	872,105	761,006	578,887
Contingency reserve liability	916,568	678,701	480,829

Essent PA
Statutory net income	$9,306	$10,250	$12,978
Statutory surplus	49,336	45,509	47,387
Contingency reserve liability	48,545	43,141	36,401

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

At December 31, 2018 and 2017, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2018, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2018, Essent Guaranty increased its contingency reserve by $237.9 million and Essent PA increased its contingency reserve by $5.4 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2018, 2017 or 2016.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2018 and 2017, all such requirements were met.

Essent Re's statutory capital and surplus was $798.5 million and $662.6 million as of December 31, 2018 and 2017, respectively, and statutory net income was $140.2 million and $96.9 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Note 18. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2018, Essent PA's risk-to-capital ratio was 4.2:1 and there were no amounts outstanding related to this agreement.

Note 19. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited results of operations for each quarter of 2018 and 2017. We have prepared the consolidated quarterly information on a basis consistent with the audited consolidated financial statements. In the opinion of management, the financial information reflects all adjustments (which include normal recurring adjustments) required for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with our audited financial statements and the related notes. The results of interim periods are not necessarily indicative of the results for the full year.

	2018
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$173,301	$166,675	$156,958	$152,558
Other revenues	19,823	18,323	16,810	14,905
Provision for losses and LAE	(999)	5,452	1,813	5,309
Other underwriting and operating expenses	39,449	36,899	36,428	38,124
Interest expense	2,611	2,500	2,618	2,450
Income before income taxes	152,063	140,147	132,909	121,580
Net income	128,528	116,011	111,755	111,069
Basic earnings per common share	$1.32	$1.19	$1.15	$1.14
Diluted earnings per common share	$1.31	$1.18	$1.14	$1.13
Basic weighted average shares outstanding	97,450	97,438	97,426	97,298
Diluted weighted average shares outstanding	98,066	98,013	97,866	97,951

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2017
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$147,976	$137,940	$126,563	$117,651
Other revenues	13,134	12,263	11,043	9,941
Provision for losses and LAE	17,456	4,313	1,770	3,693
Other underwriting and operating expenses	36,480	37,035	35,686	36,332
Interest expense	1,817	1,456	1,189	716
Income before income taxes	105,357	107,399	98,961	86,851
Net income	162,638	78,393	72,118	66,598
Basic earnings per common share	$1.69	$0.83	$0.79	$0.73
Diluted earnings per common share	$1.65	$0.82	$0.77	$0.72
Basic weighted average shares outstanding	96,429	94,185	91,381	91,258
Diluted weighted average shares outstanding	98,497	96,094	93,162	93,023

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2018

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$962,700	$944,750	$944,750
States, municipalities and political subdivisions	481,547	483,879	483,879
Residential and commercial mortgage securities	122,369	121,838	121,838
Asset-backed securities	288,371	284,997	284,997
Foreign government and agency securities	44,999	45,001	45,001
All other corporate bonds	738,964	725,201	725,201
Total fixed maturities	2,638,950	2,605,666	2,605,666
Short-term investments	154,400	154,400	154,400
Other invested assets	30,952	30,952	30,952
Total investments	$2,824,302	$2,791,018	$2,791,018

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2018	2017
Assets
Short-term investments available for sale, at fair value (amortized cost: 2018 — $71,804; 2017 — $97,926)	$71,804	$97,917
Cash	6,601	6,250
Due from affiliates	722	987
Investment in consolidated subsidiaries	2,410,085	1,956,955
Other assets	2,162	2,662
Total Assets	$2,491,374	$2,064,771

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$790	$—
Credit facility borrowings (at carrying value, less unamortized deferred costs of $986 in 2018 and $1,409 in 2017)	124,014	123,591
Other accrued liabilities	853	744
Total liabilities	125,657	124,335
Commitments and contingencies
Stockholders' Equity
Common shares	1,472	1,476
Additional paid-in capital	1,110,800	1,127,137
Accumulated other comprehensive loss	(28,993)	(3,252)
Retained earnings	1,282,438	815,075
Total stockholders' equity	2,365,717	1,940,436
Total liabilities and stockholders' equity	$2,491,374	$2,064,771

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues:
Net investment income	$980	$494	$284
Realized investment (losses) gains, net	—	(2)	111
Administrative service fees from subsidiaries	551	489	473
Total revenues	1,531	981	868
Expenses:
Administrative service fees to subsidiaries	2,510	2,127	1,760
Other operating expenses	5,076	4,968	4,832
Interest expense	5,462	4,371	426
Total expenses	13,048	11,466	7,018
Loss before income taxes and equity in undistributed net income in subsidiaries	(11,517)	(10,485)	(6,150)
Loss before equity in undistributed net income of subsidiaries	(11,517)	(10,485)	(6,150)
Equity in undistributed net income of subsidiaries	478,880	390,232	228,756
Net income	$467,363	$379,747	$222,606
Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($5,686) in 2018, $4,519 in 2017 and ($2,941) in 2016	(25,741)	8,068	(12,156)
Total other comprehensive (loss) income	(25,741)	8,068	(12,156)
Comprehensive income	$441,622	$387,815	$210,450

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2018	2017	2016
Operating Activities
Net income	$467,363	$379,747	$222,606
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(478,880)	(390,232)	(228,756)
Loss (gain) on the sale of investments, net	—	2	(111)
Stock-based compensation expense	843	807	880
Amortization of premium on investment securities	—	—	169
Changes in assets and liabilities:
Other assets	911	1,421	121
Other accrued liabilities	15,537	18,236	17,433
Net cash provided by operating activities	5,774	9,981	12,342
Investing Activities
Net change in short-term investments	26,122	(65,887)	(6,525)
Investments in subsidiaries	—	(164,927)	(130,101)
Proceeds from maturity of investments available for sale	—	10,000	10,000
Proceeds from sales of investments available for sale	—	—	16,582
Net cash provided by (used in) investing activities	26,122	(220,814)	(110,044)
Financing Activities
Issuance of common shares, net of costs	—	197,829	—
Credit facility borrowings	—	75,000	100,000
Credit facility repayments	—	(50,000)	—
Treasury stock acquired	(31,414)	(7,577)	(4,024)
Payment of issuance costs for credit facility	(131)	(2,690)	(2,436)
Other financing activities	—	—	142
Net cash (used in) provided by financing activities	(31,545)	212,562	93,682
Net increase (decrease) in cash	351	1,729	(4,020)
Cash at beginning of year	6,250	4,521	8,541
Cash at end of year	$6,601	$6,250	$4,521

Supplemental Disclosure of Cash Flow Information
Interest payments	$(4,984)	$(4,045)	$(324)

Noncash Transactions
Repayment of borrowings with term loan proceeds (see Note C)	$—	$(125,000)	$—

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplementary Notes

Note A

The accompanying Parent Company financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity method of accounting for its majority-owned subsidiaries.

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2018, Essent Guaranty had unassigned surplus of approximately $166.8 million. During the year ended December 31, 2018, Essent Guaranty paid to its parent, Essent US Holdings, Inc. ("Essent Holdings"), a $40 million dividend which was used to pay down the borrowings remaining under the revolving component of the Credit Facility. Essent PA had unassigned surplus of approximately $10.3 million as of December 31, 2018.

During the three years ending December 31, 2018, the Parent Company did not receive any dividends from its subsidiaries.

Note C

As more fully discussed in Note 7 of our consolidated financial statements, on May 2, 2018, the Credit Facility was amended to increase the committed capacity by $125 million to $500 million and to increase the uncommitted line by $25 million to $100 million. The revolving component of the Credit Facility was increased from $250 million to $275 million, and the Borrowers issued $100 million of additional term loans, resulting in $225 million of term loans outstanding at the consolidated level. The proceeds of $100 million of additional term loans were used to pay down borrowings outstanding under the revolving component of the Credit Facility. At December 31, 2018, the Parent Company's borrowings under the Credit Facility contractually mature in 2021.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2018, 2017 and 2016

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2018	660,260	(10,768)	—	649,492	0.0%
2017	530,130	—	—	530,130	0.0%
2016	422,707	—	—	422,707	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2019 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2019 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2019 Annual General Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2018, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	448,975	(1)	(2)	4,597,100	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	448,975		—	4,597,100
_______________________________________________________________________________

(1)
All of these shares are subject to outstanding restricted common share unit awards. This number does not include 689,429 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under column (c).

(2)	Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)
All of the shares that remained available for future issuance as of December 31, 2018 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 3, 2017 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 7,500,000 common shares are reserved and available for delivery under the amended and restated 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2019 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2019 Annual General Meeting of Shareholders.

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

10.13	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Christopher G. Curran (filed herewith)
10.14	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.15	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.16
Amended and Restated Credit Agreement, dated as of May 17, 2017, as amended by Incremental Amendment No. 1 dated as of May 2, 2018, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-36157) filed on May 7, 2018)

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

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 15th day of February, 2019.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 15, 2019
Mark A. Casale

/s/ LAWRENCE E. MCALEE	Senior Vice President, Chief Financial Officer	February 15, 2019
Lawrence E. McAlee

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer	February 15, 2019
David B. Weinstock

/s/ JANE P. CHWICK	Director	February 15, 2019
Jane P. Chwick

/s/ ADITYA DUTT	Director	February 15, 2019
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 15, 2019
Robert Glanville

/s/ ANGELA HEISE	Director	February 15, 2019
Angela Heise

/s/ ROY J. KASMAR	Director	February 15, 2019
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 15, 2019
Allan Levine

Signature	Title	Date

/s/ DOUGLAS J. PAULS	Director	February 15, 2019
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 15, 2019
William Spiegel

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

Essent Group Ltd. and Subsidiaries Schedule II—Condensed Financial Information of Registrant Parent Company Only Supplementary Notes
Schedule IV—Reinsurance for the years ended December 31, 2018, 2017 and 2016

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