Form 10-Q
period 2019-03-31
Essent Group Ltd.
filed 2019-05-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2019

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-36157

ESSENT GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Clarendon House 2 Church Street Hamilton HM11, Bermuda (Address of principal executive offices and zip code) (441) 297-9901 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.015 par value	ESNT	New York Stock Exchange
The number of the registrant’s common shares outstanding as of May 1, 2019 was 98,368,533.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2019	2018
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2019 — $2,752,373; 2018 — $2,638,950)	$2,765,267	$2,605,666
Short-term investments available for sale, at fair value (amortized cost: 2019 — $210,821; 2018 — $154,400)	210,822	154,400
Total investments available for sale	2,976,089	2,760,066
Other invested assets	32,735	30,952
Total investments	3,008,824	2,791,018
Cash	40,489	64,946
Accrued investment income	18,176	17,627
Accounts receivable	38,194	36,881
Deferred policy acquisition costs	15,657	16,049
Property and equipment (at cost, less accumulated depreciation of $54,771 in 2019 and $53,870 in 2018)	17,940	7,629
Prepaid federal income tax	202,385	202,385
Other assets	11,580	13,436
Total assets	$3,353,245	$3,149,971

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$53,484	$49,464
Unearned premium reserve	295,320	295,467
Net deferred tax liability	196,040	172,642
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,193 in 2019 and $1,336 in 2018)	223,807	223,664
Securities purchases payable	22,546	2,041
Other accrued liabilities	34,245	40,976
Total liabilities	825,442	784,254
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,364 shares in 2019 and 98,139 shares in 2018	1,475	1,472
Additional paid-in capital	1,106,797	1,110,800
Accumulated other comprehensive income (loss)	9,373	(28,993)
Retained earnings	1,410,158	1,282,438
Total stockholders’ equity	2,527,803	2,365,717
Total liabilities and stockholders’ equity	$3,353,245	$3,149,971

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Revenues:
Net premiums written	$177,644	$165,225
Decrease (increase) in unearned premiums	147	(12,667)
Net premiums earned	177,791	152,558
Net investment income	19,880	13,714
Realized investment gains, net	660	197
Other income	2,195	994
Total revenues	200,526	167,463

Losses and expenses:
Provision for losses and LAE	7,107	5,309
Other underwriting and operating expenses	41,030	38,124
Interest expense	2,670	2,450
Total losses and expenses	50,807	45,883

Income before income taxes	149,719	121,580
Income tax expense	21,999	10,511
Net income	$127,720	$111,069

Earnings per share:
Basic	$1.31	$1.14
Diluted	1.30	1.13

Weighted average shares outstanding:
Basic	97,595	97,298
Diluted	98,104	97,951

Net income	$127,720	$111,069

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $7,951 in 2019 and ($5,193) in 2018	38,366	(28,750)
Total other comprehensive income (loss)	38,366	(28,750)
Comprehensive income	$166,086	$82,319

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2019
(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$1,472	$1,110,800	$(28,993)	$1,282,438	$—	$2,365,717
Net income				127,720		127,720
Other comprehensive income			38,366			38,366
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		4,100				4,100
Treasury stock acquired					(8,100)	(8,100)
Cancellation of treasury stock	(3)	(8,097)			8,100	—
Balance at March 31, 2019	$1,475	$1,106,797	$9,373	$1,410,158	$—	$2,527,803

Three Months Ended March 31, 2018
(In thousands)	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436
Net income				111,069		111,069
Other comprehensive loss			(28,750)			(28,750)
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		3,605				3,605
Treasury stock acquired					(31,070)	(31,070)
Cancellation of treasury stock	(10)	(31,060)			31,070	—
Balance at March 31, 2018	$1,472	$1,099,676	$(32,002)	$926,144	$—	$1,995,290

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating Activities
Net income	$127,720	$111,069
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(660)	(197)
Equity in net income of other invested assets	159	—
Depreciation and amortization	901	897
Stock-based compensation expense	4,100	3,605
Amortization of premium on investment securities	3,551	3,287
Deferred income tax provision	15,447	9,882
Change in:
Accrued investment income	(549)	(1,576)
Accounts receivable	(1,319)	(2,238)
Deferred policy acquisition costs	392	(209)
Prepaid federal income tax	—	100,863
Other assets	2,370	(4,619)
Reserve for losses and LAE	4,020	3,116
Unearned premium reserve	(147)	12,667
Other accrued liabilities	(17,303)	(14,679)
Net cash provided by operating activities	138,682	221,868

Investing Activities
Net change in short-term investments	(56,422)	(68,068)
Purchase of investments available for sale	(192,530)	(266,847)
Proceeds from maturity of investments available for sale	17,014	16,601
Proceeds from sales of investments available for sale	79,714	102,458
Purchase of other invested assets	(1,983)	—
Return of investment from other invested assets	179	—
Purchase of property and equipment	(1,011)	(508)
Net cash used in investing activities	(155,039)	(216,364)

Financing Activities
Credit facility borrowings	—	15,000
Treasury stock acquired	(8,100)	(31,070)
Net cash used in financing activities	(8,100)	(16,070)

Net decrease in cash	(24,457)	(10,566)
Cash at beginning of year	64,946	43,524
Cash at end of period	$40,489	$32,958

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(5)	$—
Interest payments	(2,532)	(2,324)

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), a wholly-owned subsidiary approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. A significant portion of our premium revenue relates to master policies with certain lending institutions. For the three months ended March 31, 2019, one lender represented 10% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2019 prior to the issuance of these condensed consolidated financial statements.

Note 2. Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update were effective for annual and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective adoption approach for our existing operating leases at January 1, 2019. As permitted by this ASU, for leases that commenced before January 1, 2019 we elected the practical expedients of not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases and not reassessing any initial direct costs for existing leases. In addition, we elected the practical expedient to use hindsight in determining the lease term. We also elected to recognize rent expense for short-term leases on a straight line basis over the lease term as permitted under this ASU. The adoption of this ASU did not have a material effect on the Company's consolidated operating results or financial position.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs associated with cloud computing arrangements hosted by a vendor with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions of this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company has elected to adopt this ASU prospectively to eligible costs incurred effective January 1, 2019. The adoption of this ASU did not have a material effect on the Company’s consolidated operating results or financial position.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2019 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$288,897	$1,377	$(3,431)	$286,843
U.S. agency securities	33,638	—	(451)	33,187
U.S. agency mortgage-backed securities	675,268	5,601	(8,727)	672,142
Municipal debt securities(1)	447,538	14,172	(328)	461,382
Non-U.S. government securities	45,034	1,332	—	46,366
Corporate debt securities(2)	759,846	7,690	(4,135)	763,401
Residential and commercial mortgage securities	185,393	2,579	(762)	187,210
Asset-backed securities	316,759	488	(2,511)	314,736
Money market funds	210,821	1	—	210,822
Total investments available for sale	$2,963,194	$33,240	$(20,345)	$2,976,089

December 31, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$295,145	$693	$(5,946)	$289,892
U.S. agency securities	33,645	—	(648)	32,997
U.S. agency mortgage-backed securities	649,228	2,520	(14,570)	637,178
Municipal debt securities(1)	481,547	5,351	(3,019)	483,879
Non-U.S. government securities	44,999	285	(283)	45,001
Corporate debt securities(2)	738,964	1,005	(14,768)	725,201
Residential and commercial mortgage securities	122,369	686	(1,217)	121,838
Asset-backed securities	288,371	305	(3,679)	284,997
Money market funds	139,082	1	—	139,083
Total investments available for sale	$2,793,350	$10,846	$(44,130)	$2,760,066

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	68.9%	69.0%
General obligation bonds	25.8	26.0
Certificate of participation bonds	3.8	3.6
Tax allocation bonds	1.0	0.9
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	36.1%	37.1%
Consumer, non-cyclical	21.9	20.7
Communications	11.8	12.6
Consumer, cyclical	7.6	7.6
Energy	5.5	5.7
Industrial	5.0	4.7
Utilities	4.9	5.0
Technology	3.9	3.1
Basic materials	3.3	3.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$9,992	$9,932
Due after 1 but within 5 years	179,482	179,829
Due after 5 but within 10 years	99,423	97,082
Subtotal	288,897	286,843
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	33,638	33,187
Subtotal	33,638	33,187
Municipal debt securities:
Due in 1 year	4,246	4,251
Due after 1 but within 5 years	85,262	85,920
Due after 5 but within 10 years	184,082	190,665
Due after 10 years	173,948	180,546
Subtotal	447,538	461,382
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	19,804	20,275
Due after 5 but within 10 years	25,230	26,091
Subtotal	45,034	46,366
Corporate debt securities:
Due in 1 year	82,329	82,043
Due after 1 but within 5 years	421,500	422,725
Due after 5 but within 10 years	254,780	257,349
Due after 10 years	1,237	1,284
Subtotal	759,846	763,401
U.S. agency mortgage-backed securities	675,268	672,142
Residential and commercial mortgage securities	185,393	187,210
Asset-backed securities	316,759	314,736
Money market funds	210,821	210,822
Total investments available for sale	$2,963,194	$2,976,089

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Realized gross gains	$671	$791
Realized gross losses	11	594

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2019 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	$—	$185,624	$(3,431)	$185,624	$(3,431)
U.S. agency securities	—	—	33,187	(451)	33,187	(451)
U.S. agency mortgage-backed securities	34,343	(102)	361,212	(8,625)	395,555	(8,727)
Municipal debt securities	539	—	47,265	(328)	47,804	(328)
Corporate debt securities	17,581	(46)	371,460	(4,089)	389,041	(4,135)
Residential and commercial mortgage securities	43,743	(463)	12,345	(299)	56,088	(762)
Asset-backed securities	191,697	(1,910)	51,473	(601)	243,170	(2,511)
Total	$287,903	$(2,521)	$1,062,566	$(17,824)	$1,350,469	$(20,345)

	Less than 12 months		12 months or more		Total
December 31, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$45,505	$(215)	$165,015	$(5,731)	$210,520	$(5,946)
U.S. agency securities	—	—	32,997	(648)	32,997	(648)
U.S. agency mortgage-backed securities	106,177	(1,070)	341,579	(13,500)	447,756	(14,570)
Municipal debt securities	114,442	(1,176)	104,930	(1,843)	219,372	(3,019)
Non-U.S. government securities	13,497	(283)	—	—	13,497	(283)
Corporate debt securities	381,912	(7,538)	231,124	(7,230)	613,036	(14,768)
Residential and commercial mortgage securities	51,477	(650)	13,321	(567)	64,798	(1,217)
Asset-backed securities	217,546	(3,165)	29,852	(514)	247,398	(3,679)
Total	$930,556	$(14,097)	$918,818	$(30,033)	$1,849,374	$(44,130)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates as well as changes in credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. There were no other-than-temporary impairments in each of the three months ended March 31, 2019 and 2018.

The Company's other invested assets at March 31, 2019 and December 31, 2018 totaled $32.7 million and $31.0 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.2 million at March 31, 2019 and $8.9 million at December 31, 2018. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $871.8 million at March 31, 2019 and $759.9 million at December 31, 2018. In connection with excess of loss reinsurance agreements (see Note 4), Essent Guaranty is required to maintain assets on deposit for the benefit of the reinsurers. The fair value of the assets on deposit was $6.8 million at March 31, 2019 and $3.4 million at December 31, 2018. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $6.3 million at March 31, 2019 and $6.3 million at December 31, 2018.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2019	2018
Fixed maturities	$19,743	$13,643
Short-term investments	1,058	751
Gross investment income	20,801	14,394
Investment expenses	(921)	(680)
Net investment income	$19,880	$13,714

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

Essent Guaranty has entered into fully collateralized reinsurance agreements with unaffiliated special purpose insurers domiciled in Bermuda ("Radnor Re Transactions"). For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions, which include an option to terminate the reinsurance agreement with Radnor Re 2018-1 Ltd. after five years from issuance and an option to terminate the reinsurance agreement with Radnor Re 2019-1 Ltd. after seven years from issuance. If the reinsurance agreement with Radnor Re 2018-1 Ltd. is not terminated after five years from issuance, the risk margin component of the reinsurance premium payable to Radnor Re 2018-1 Ltd. increases by 50%. If the reinsurance agreement with Radnor Re 2019-1 Ltd. is not terminated after seven years from issuance, there is no increase in the the risk margin component of the reinsurance premium payable to Radnor Re 2019-1 Ltd. The Radnor Re entities financed the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty that will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs.

Essent Guaranty has also entered into reinsurance agreements with a panel of reinsurers that provide aggregate excess of loss coverage immediately above or pari-passu to the coverage provided by the Radnor Re Transactions. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the reinsurance agreement, which includes an option to terminate after five years from issuance. If the reinsurance agreement is not terminated after five years from issuance, the reinsurance premium payable will increase by 50%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the respective coverages and retentions as March 31, 2019:

(In thousands)			Remaining Reinsurance in Force
Origination Year	Remaining Insurance in Force	Remaining Risk in Force	ILN		Other Reinsurance		Total	Remaining First Layer Retention
2017	$35,526,434	$8,869,353	$424,412	(1)	$165,167	(2)	$589,579	$224,453
2018	43,948,691	11,010,711	473,184	(3)	118,650	(4)	591,834	253,643
Total	$79,475,125	$19,880,064	$897,596		$283,817		$1,181,413	$478,096

(1)	Reinsurance provided by Radnor Re 2018-1 Ltd., through its issuance of ILNs, effective March 2018.

(2)	Reinsurance provided by a panel of reinsurers effective November 2018. Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.

(3)	Reinsurance provided by Radnor Re 2019-1 Ltd., through its issuance of ILNs, effective February 2019.

(4)	Reinsurance provided by a panel of reinsurers effective February 2019. Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net premiums written:
Direct	$183,682	$165,519
Ceded	(6,038)	(294)
Net premiums written	$177,644	$165,225

Net premiums earned:
Direct	$183,829	$152,852
Ceded	(6,038)	(294)
Net premiums earned	$177,791	$152,558

The amount of monthly reinsurance premium ceded to the Radnor Re entities will fluctuate due to changes in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the Radnor Re Transactions contain embedded derivatives that will be accounted for separately like freestanding derivatives.

In connection with the Radnor Re Transactions, we concluded that the risk transfer requirements for reinsurance accounting were met as each Radnor Re entity is assuming significant insurance risk and a reasonable possibility of a significant loss. In addition, we assessed whether each Radnor Re entity was a variable interest entity ("VIE") and the appropriate accounting for the Radnor Re entities if they were VIEs. A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. A VIE is consolidated by its primary beneficiary. The primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of the decision-making ability and ability to influence activities that significantly affect the economic performance of the VIE. We concluded that the Radnor Re entities are VIEs. However, given that Essent Guaranty (1) does not have the unilateral power to direct the activities that most significantly affect their economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits that could be potentially significant to these entities, the Radnor Re entities are not consolidated in these financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative included in other assets on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of March 31, 2019:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$424,412	$1,288	$18,051	$19,339
Radnor Re 2019-1 Ltd.	473,184	136	27,246	27,382
Total	$897,596	$1,424	$45,297	$46,721

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

($ in thousands)	2019	2018
Reserve for losses and LAE at beginning of period	$49,464	$46,850
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	49,464	46,850
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	11,828	9,952
Prior years	(4,721)	(4,643)
Net incurred losses and LAE during the current period	7,107	5,309
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	15	—
Prior years	3,072	2,193
Net loss and LAE payments during the current period	3,087	2,193
Net reserve for losses and LAE at end of period	53,484	49,966
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$53,484	$49,966

Loans in default at end of period	4,096	4,442

For the three months ended March 31, 2019, $3.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $4.7 million favorable prior year development during the three months ended March 31, 2019. Reserves remaining as of March 31, 2019 for prior years are $41.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2018, $2.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $4.6 million favorable prior year development during the three months ended March 31, 2018. Reserves remaining as of March 31, 2018 for prior years were $40.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $500 million. The Credit Facility provides for a $275 million revolving credit facility, $225 million of term loans and a $100 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 12). The borrowings under the Credit Facility contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants. As of March 31, 2019, the Company was in compliance with the covenants and $225 million had been borrowed under the Credit Facility with a weighted average interest rate of 4.48%. As of December 31, 2018, $225 million had been borrowed with a weighted average interest rate of 4.43%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2019 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2019, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to ten years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Right-of-use assets and lease liabilities are reported on the condensed consolidated balance sheet as property and equipment and other accrued liabilities, respectively.

The following table presents lease cost and other lease information as of March 31, 2019:

Three Months Ended March 31,
($ in thousands)	2019
Lease cost:
Operating lease cost	$591
Short-term lease cost	42
Sublease income	(32)
Total lease cost	$601

Other information:
Weighted average remaining lease term - operating leases	5.5 years
Weighted average discount rate - operating leases	4.1%

The following table presents a maturity analysis of our lease liabilities as follows at March 31, 2019:

(In thousands)
2019 (April 1 through December 31)	$1,984
2020	2,628
2021	2,657
2022	2,711
2023	2,553
2024 and thereafter	1,963
Total lease payments to be paid	14,496
Less: Future interest expense	(1,584)
Present value of lease liabilities	$12,912

The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2018:

Year Ended December 31 (In thousands)
2019	$2,674
2020	2,628
2021	2,657
2022	2,711
2023	2,553
2024 and thereafter	1,963
Total minimum payments required	$15,186

Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2019 under the non-cancelable sublease.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the three months ended March 31, 2019:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	482	$29.49	207	$32.82	449	$34.35
Granted	141	45.32	90	40.98	115	40.98
Vested	(209)	17.01	(123)	27.48	(184)	30.71
Forfeited	—	N/A	—	N/A	(6)	35.98
Outstanding at March 31, 2019	414	$41.18	174	$40.83	374	$38.14

In February 2019, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that were subject to time-based vesting. These awards vest in three equal installments on March 1, 2020, 2021 and 2022. In March 2019, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to performance-based vesting. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2019 and vest on March 1, 2022. The portion of these nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<14%	0%
Threshold	14%	10%
	15%	35%
	16%	60%
	17%	85%
Maximum	≥18%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2018, in February 2019, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2020, 2021 and 2022. In May 2019, 17,024 time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares or share units that vested was $22.0 million and $74.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $28.7 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2019 and we expect to recognize the expense over a weighted average period of 2.3 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 189,965 in the three months ended March 31, 2019. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2019.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Compensation expense	$4,100	$3,605
Income tax benefit	765	672

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Net income	$127,720	$111,069
Less: dividends declared	—	—
Net income available to common shareholders	$127,720	$111,069

Basic earnings per share	$1.31	$1.14
Diluted earnings per share	$1.30	$1.13
Basic weighted average shares outstanding	97,595	97,298
Dilutive effect of nonvested shares	509	653
Diluted weighted average shares outstanding	98,104	97,951

There were 142,642 and 166,323 antidilutive shares for the three months ended March 31, 2019 and 2018, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of March 31, 2019 and 2018, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if March 31 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(33,276)	$4,283	$(28,993)	$(1,849)	$(1,403)	$(3,252)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	46,977	(8,071)	38,906	(33,746)	5,120	(28,626)
Less: Reclassification adjustment for gains included in net income (1)	(660)	120	(540)	(197)	73	(124)
Net unrealized gains (losses) on investments	46,317	(7,951)	38,366	(33,943)	5,193	(28,750)
Other comprehensive income (loss)	46,317	(7,951)	38,366	(33,943)	5,193	(28,750)
Balance at end of period	$13,041	$(3,668)	$9,373	$(35,792)	$3,790	$(32,002)

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

March 31, 2019 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$286,843	$—	$—	$286,843
U.S. agency securities	—	33,187	—	33,187
U.S. agency mortgage-backed securities	—	672,142	—	672,142
Municipal debt securities	—	461,382	—	461,382
Non-U.S. government securities	—	46,366	—	46,366
Corporate debt securities	—	763,401	—	763,401
Residential and commercial mortgage securities	—	187,210	—	187,210
Asset-backed securities	—	314,736	—	314,736
Money market funds	210,822	—	—	210,822
Total assets at fair value (1)	$497,665	$2,478,424	$—	$2,976,089

(1)
Does not include the fair value of an immaterial embedded derivative, which we have accounted for separately as a freestanding derivative and included in other assets in our condensed consolidated balance sheet. See Note 4 for more information.

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

(In thousands)	2019	2018
Essent Guaranty
Statutory net income	$101,989	$93,002
Statutory surplus	905,534	807,363
Contingency reserve liability	981,207	734,944

Essent PA
Statutory net income	$2,093	$2,475
Statutory surplus	50,216	46,505
Contingency reserve liability	49,744	44,606

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2019 and 2018, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2019 and 2018, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2019, Essent Guaranty increased its contingency reserve by $64.6 million and Essent PA increased its contingency reserve by $1.2 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2019 or 2018.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2018, all such requirements were met.

Essent Re's statutory capital and surplus was $846.4 million as of March 31, 2019 and $798.5 million as of December 31, 2018. Essent Re's statutory net income was $39.5 million and $31.2 million for the three months ended March 31, 2019 and 2018, respectively. Statutory capital and surplus as of March 31, 2019 and December 31, 2018 and statutory net income in the three months ended March 31, 2019 and 2018 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2018 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength of Essent Guaranty is rated Baa1 with a stable outlook by Moody’s Investor Services (“Moody's”), BBB+ with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 377 employees as of March 31, 2019. We generated new insurance written, or NIW, of approximately $11.0 billion and $9.3 billion for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had approximately $143.2 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of March 31, 2019, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $771.2 million of risk. Essent Re has also reinsured 25% of Essent Guaranty’s GSE-eligible mortgage insurance NIW originated since July 1, 2014 under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2019 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2019, monthly and single premium policies comprised 87.3% and 12.7% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 85.1% at March 31, 2019. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2019. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

As more fully described in Note 4 to our condensed consolidated financial statements, the premium ceded under certain reinsurance contracts with unaffiliated third parties varies based on changes in market interest rates. Under GAAP, these contracts contain embedded derivatives that are accounted for separately as freestanding derivatives. The change in the fair value of the embedded derivatives is reported in earnings and included in other income.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. As of March 31, 2019, 64% of our IIF relates to business written since January 1, 2017 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2019, 64% of our IIF relates to business written since January 1, 2017 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

Our most significant expense is compensation and benefits for our employees, which represented 57% of other underwriting and operating expenses for the three months ended March 31, 2019, compared to 62% of other underwriting and operating expenses for the three months ended March 31, 2018. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2019 and 2018 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2019	2018
IIF, beginning of period	$137,720,786	$110,461,950
NIW - Flow	10,945,307	9,336,150
NIW - Bulk	55,002	—
Cancellations	(5,539,454)	(4,547,151)
IIF, end of period	$143,181,641	$115,250,949
Average IIF during the period	$140,137,045	$112,940,346
RIF, end of period	$34,744,417	$28,267,149

The following is a summary of our IIF at March 31, 2019 by vintage:

($ in thousands)	$	%
2019 (through March 31)	$10,922,815	7.6%
2018	44,763,371	31.3
2017	36,591,717	25.6
2016	23,979,879	16.7
2015	12,685,939	8.9
2014 and prior	14,237,920	9.9
	$143,181,641	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing; and (5) premiums ceded under third-party reinsurance agreements. For the three months ended March 31, 2019 and 2018, our average net premium rate was 0.48% and 0.52%, respectively. In 2018 and 2019, Essent Guaranty entered into third-party reinsurance agreements, and in June 2018, we announced a reduction in pricing on our published rates effective for future NIW. We anticipate that the continued use of third-party reinsurance and the announced pricing reductions on future NIW will reduce our average net premium rate in future periods.

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

As of March 31, 2019, our combined net risk in force for our U.S. insurance companies was $26.8 billion and our combined statutory capital was $2.0 billion, resulting in a risk-to-capital ratio of 13.5 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2019	2018
Revenues:
Net premiums written	$177,644	$165,225
Decrease (increase) in unearned premiums	147	(12,667)
Net premiums earned	177,791	152,558
Net investment income	19,880	13,714
Realized investment gains, net	660	197
Other income	2,195	994
Total revenues	200,526	167,463

Losses and expenses:
Provision for losses and LAE	7,107	5,309
Other underwriting and operating expenses	41,030	38,124
Interest expense	2,670	2,450
Total losses and expenses	50,807	45,883
Income before income taxes	149,719	121,580
Income tax expense	21,999	10,511
Net income	$127,720	$111,069

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, we reported net income of $127.7 million, compared to net income of $111.1 million for the three months ended March 31, 2018. The increase in our operating results in 2019 over the same period in 2018 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in the provision for losses and LAE, other underwriting and operating expenses and income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2019 by 17%, compared to the three months ended March 31, 2018 primarily due to the increase in our average IIF from $112.9 billion at March 31, 2018 to $140.1 billion at March 31, 2019, partially offset by a decrease in average net premium rate from 0.52% for the three months ended March 31, 2018 to 0.48% for the three months ended March 31, 2019. The decrease in the average net premium rate during the three months ended March 31, 2019 is primarily due to premiums ceded under third-party reinsurance agreements and a decrease in premiums earned on the cancellation of non-refundable single premium policies relative to average IIF in the respective periods, along with changes in the mix of the mortgages we insure and changes in our pricing.

Net premiums written increased in the three months ended March 31, 2019 by 8%, compared to the three months ended March 31, 2018. The increase was due primarily to the increase in average IIF for the three months ended March 31, 2019 as compared to the same period in 2018, partially offset by a decrease in new single premium policies written, an increase in premiums ceded under third-party reinsurance agreements, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended March 31, 2019 and 2018, unearned premiums decreased by $0.1 million and increased by $12.7 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $20.0 million and $31.2 million, respectively, which was partially offset by $20.1 million and $18.5 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2019	2018
Fixed maturities	$19,743	$13,643
Short-term investments	1,058	751
Gross investment income	20,801	14,394
Investment expenses	(921)	(680)
Net investment income	$19,880	$13,714

The increase in net investment income for the three months ended March 31, 2019 as compared to the same period in 2018 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $2.9 billion for the three months ended March 31, 2019 from $2.4 billion for the three months ended March 31, 2018, primarily as a result of investing cash flows from operations. The pre-tax investment income yield increased from 2.4% in the three months ended March 31, 2018 to 2.8% in the three months ended March 31, 2019, primarily due to an increase in market interest rates, an increase in the portion of our investment portfolio invested in spread and duration assets and higher yields on new investments. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues, underwriting consulting services to third-party reinsurers and changes in the fair value of embedded derivatives contained in certain of our reinsurance agreements. The increase in other income for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to the increase in the change in the fair value of the embedded derivatives, partially offset by a decrease in contract underwriting revenues.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $7.1 million and $5.3 million in the three months ended March 31, 2019 and 2018, respectively. The increase in the provision for losses and LAE in the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to the increase in the number of insured loans in default in the current period along with an increase in the age and composition of the insured loans in default. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Beginning default inventory	4,024	4,783
Plus: new defaults	2,918	1,994
Less: cures	(2,749)	(2,270)
Less: claims paid	(88)	(63)
Less: rescissions and denials, net	(9)	(2)
Ending default inventory	4,096	4,442

The decrease in the number of defaults at March 31, 2019 compared to March 31, 2018 was primarily due to the previously identified hurricane-related defaults that have cured subsequent to March 31, 2018, partially offset by new defaults from the increase in our IIF and policies in force and further seasoning of our insurance portfolio. A total of 1,630 previously identified hurricane-related defaults cured between April 1, 2018 and December 31, 2018.

The following table includes additional information about our loans in default as of the dates indicated:

	As of March 31,
	2019	2018
Case reserves (in thousands)	$49,093	$45,702
Total reserves (in thousands)	$53,484	$49,966
Ending default inventory	4,096	4,442
Average case reserve per default (in thousands)	$12.0	$10.3
Average total reserve per default (in thousands)	$13.1	$11.2
Default rate	0.65%	0.86%
Claims received included in ending default inventory	71	31

The increase in the average case reserve per default was primarily due to a decrease in the proportion of hurricane-related defaults in the default inventory at March 31, 2019 as compared to March 31, 2018. Based on our experience to date and prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. Accordingly, we applied a lower estimated claim rate to hurricane-related default notices than the claim rate we apply to other notices in our default inventory. Other factors affecting the average case reserve per default were changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended March 31,
(In thousands)	2019	2018
Reserve for losses and LAE at beginning of period	$49,464	$46,850
Add provision for losses and LAE occurring in:
Current period	11,828	9,952
Prior years	(4,721)	(4,643)
Incurred losses and LAE during the current period	7,107	5,309
Deduct payments for losses and LAE occurring in:
Current period	15	—
Prior years	3,072	2,193
Loss and LAE payments during the current period	3,087	2,193
Reserve for losses and LAE at end of period	$53,484	$49,966

	As of March 31, 2019
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	2,172	53%	$11,374	23%	$117,607	10%
Four to eleven payments	1,492	36	23,599	48	80,842	29
Twelve or more payments	361	9	11,105	23	20,526	54
Pending claims	71	2	3,015	6	3,517	86
Total case reserves	4,096	100%	49,093	100%	$222,492	22
IBNR			3,682
LAE and other			709
Total reserves for losses and LAE			$53,484

	As of March 31, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,958	44%	$10,879	24%	$110,964	10%
Four to eleven payments	2,214	50	25,547	56	130,461	20
Twelve or more payments	239	5	7,877	17	13,343	59
Pending claims	31	1	1,399	3	1,576	89
Total case reserves	4,442	100%	45,702	100%	$256,344	18
IBNR			3,428
LAE and other			836
Total reserves for losses and LAE			$49,966

During the three months ended March 31, 2019, the provision for losses and LAE was $7.1 million, comprised of $11.8 million of current year losses partially offset by $4.7 million of favorable prior years’ loss development. During the three months ended March 31, 2018, the provision for losses and LAE was $5.3 million, comprised of $10.0 million of current year losses partially offset by $4.6 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Number of claims paid	88	63
Amount of claims paid	$2,899	$2,143
Claim severity	78%	76%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2019		2018
($ in thousands)	$	%	$	%
Compensation and benefits	$23,349	57%	$23,565	62%
Other	17,681	43	14,559	38
Total other underwriting and operating expenses	$41,030	100%	$38,124	100%

Number of employees at end of period		377		395

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits decreased in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to a decrease in payroll taxes associated with the full vesting of stock grants issued in 2013 and 2014 during the three months ended March 31, 2018, partially offset by an increase in stock compensation expense associated with shares granted in 2018 and 2019. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three months ended March 31, 2019, we incurred interest expense of $2.7 million as compared to $2.5 million for the three months ended March 31, 2018. The increase was primarily due to an increase in the weighted average interest rate for borrowings outstanding, partially offset by a decrease in the average amounts outstanding under the Credit Facility. As of March 31, 2019 and 2018, the borrowings under the Credit Facility had a weighted average interest rate of 4.48% and 3.82%, respectively. For the three months ended March 31, 2019, the average amount outstanding under the Credit Facility was $225.0 million as compared to $260.2 million for the three months ended March 31, 2018.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annual effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $22.0 million and $10.5 million for the three months ended March 31, 2019 and 2018. Income tax expense for the three months ended March 31, 2019 was calculated using an estimated annual effective tax rate of 16.0%, as compared to 16.5% for the three months ended March 31, 2018 and an annual effective tax rate of 16.0% for the full year 2018. For the three months ended March 31, 2019 and 2018, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $2.0 million and $9.5 million, respectively. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of March 31, 2019, we had substantial liquidity with cash of $40.5 million, short-term investments of $210.8 million and fixed maturity investments of $2.8 billion. We also had $275 million available capacity under the revolving credit component of our Credit Facility, with $225 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At March 31, 2019, net cash and investments at the holding company were $73.8 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2019.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2019, Essent Guaranty had unassigned surplus of approximately $200.2 million. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $11.2 million as of March 31, 2019. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2019, Essent Re had total equity of $846.6 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2019, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$138,682	$221,868
Net cash used in investing activities	(155,039)	(216,364)
Net cash used in financing activities	(8,100)	(16,070)
Net decrease in cash	$(24,457)	$(10,566)

Operating Activities

Cash flow provided by operating activities totaled $138.7 million for the three months ended March 31, 2019, as compared to $221.9 million for the three months ended March 31, 2018. The decrease in cash flow provided by operating activities of $83.2 million was primarily due the net decrease in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) during 2018, partially offset by increases in premiums collected during 2019.

Investing Activities

Cash flow used in investing activities totaled $155.0 million for the three months ended March 31, 2019, primarily related to investing cash flows from the business. Cash flow used in investing activities totaled $216.4 million for the three months ended March 31, 2018, primarily related to investing cash flows from the business, the net redemption of T&L Bonds as well as net increased borrowings under the Credit Facility in 2018.

Financing Activities

Cash flow used in financing activities totaled $8.1 million for the three months ended March 31, 2019, primarily related to treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $16.1 million for the three months ended March 31, 2018, primarily related to treasury stock acquired from employees to satisfy tax withholding obligations, partially offset by $15 million of net increased borrowings under the Credit Facility.

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

During the three months ended March 31, 2019, no capital contributions were made to our U.S. insurance subsidiaries. During the three months ended March 31, 2018, Essent US Holdings, Inc. made capital contributions to Essent Guaranty of $15 million to support new and existing business.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2017 and 2018. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. The reinsurance coverage also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2019 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$956,097
Contingency reserves	1,030,951
Combined statutory capital	$1,987,048
Combined net risk in force	$26,813,408
Combined risk-to-capital ratio	13.5:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also executed a quota share reinsurance transaction with Essent Guaranty to reinsure 25% of Essent Guaranty’s GSE-eligible NIW effective July 1, 2014. As of March 31, 2019, Essent Re had total stockholders’ equity of $846.6 million and net risk in force of $8.6 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated Baa1 with a stable outlook by Moody's, BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of March 31, 2019, Essent Guaranty's Available Assets were $2.02 billion and its Minimum Required Assets were $1.21 billion based on our interpretation of PMIERs 2.0.

Financial Condition

Stockholders’ Equity

As of March 31, 2019, stockholders’ equity was $2.5 billion, compared to $2.4 billion as of December 31, 2018. This increase was primarily due to net income generated in 2019 and an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

As of March 31, 2019, investments totaled $3.0 billion compared to $2.8 billion as of December 31, 2018. In addition, our total cash was $40.5 million as of March 31, 2019, compared to $64.9 million as of December 31, 2018. The increase in investments was primarily due to investing net cash flows from operations during the three months ended March 31, 2019.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$286,843	9.6%	$289,892	10.5%
U.S. agency securities	33,187	1.1	32,997	1.2
U.S. agency mortgage-backed securities	672,142	22.6	637,178	23.1
Municipal debt securities(1)	461,382	15.5	483,879	17.5
Non-U.S. government securities	46,366	1.6	45,001	1.6
Corporate debt securities(2)	763,401	25.6	725,201	26.3
Residential and commercial mortgage securities	187,210	6.3	121,838	4.4
Asset-backed securities	314,736	10.6	284,997	10.3
Money market funds	210,822	7.1	139,083	5.1
Total Investments Available for Sale	$2,976,089	100.0%	$2,760,066	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	68.9%	69.0%
General obligation bonds	25.8	26.0
Certificate of participation bonds	3.8	3.6
Tax allocation bonds	1.0	0.9
Special tax bonds	0.5	0.5
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	36.1%	37.1%
Consumer, non-cyclical	21.9	20.7
Communications	11.8	12.6
Consumer, cyclical	7.6	7.6
Energy	5.5	5.7
Industrial	5.0	4.7
Utilities	4.9	5.0
Technology	3.9	3.1
Basic materials	3.3	3.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	March 31, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,526,070	51.3%	$1,362,781	49.4%
Aa1	132,432	4.4	124,435	4.5
Aa2	180,472	6.1	196,218	7.1
Aa3	151,085	5.1	143,315	5.2
A1	232,703	7.8	222,073	8.0
A2	197,798	6.6	199,238	7.2
A3	166,266	5.6	146,300	5.3
Baa1	148,334	5.0	162,695	5.9
Baa2	151,430	5.1	140,168	5.1
Baa3	33,284	1.1	26,805	1.0
Below Baa3	56,215	1.9	36,038	1.3
Total Investments Available for Sale	$2,976,089	100.0%	$2,760,066	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$669,219	22.5%	$529,545	19.2%
1 to < 2 Years	300,735	10.1	285,060	10.3
2 to < 3 Years	302,996	10.2	251,763	9.1
3 to < 4 Years	424,770	14.3	278,804	10.1
4 to < 5 Years	318,980	10.7	429,005	15.6
5 or more Years	959,389	32.2	985,889	35.7
Total Investments Available for Sale	$2,976,089	100.0%	$2,760,066	100.0%

Top Ten Investments Available for Sale Holdings

	March 31, 2019
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.625% 7/15/2021	$36,483	$36,139	$344	Aaa
2	U.S. Treasury 5.250% 11/15/2028	28,739	29,293	(554)	Aaa
3	U.S. Treasury 2.625% 6/30/2023	26,910	26,354	556	Aaa
4	U.S. Treasury 1.500% 8/15/2026	19,334	20,415	(1,081)	Aaa
5	Fannie Mae 4.500% 5/1/2048	18,753	18,770	(17)	Aaa
6	Fannie Mae 4.000% 5/1/2056	14,253	13,771	482	Aaa
7	Fannie Mae 3.000% 12/1/2032	12,508	12,302	206	Aaa
8	Fannie Mae 4.500% 11/1/2048	12,120	11,801	319	Aaa
9	U.S. Treasury 2.000% 1/15/2021	11,437	11,450	(13)	Aaa
10	Fannie Mae 1.500% 6/22/2020	11,182	11,304	(122)	Aaa
Total		$191,719	$191,599	$120
Percent of Investments Available for Sale		6.4%

(1)
As of March 31, 2019, for securities in unrealized loss positions, management believes decline in fair values are principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2018
($ in thousands)	Security	Fair Value
1	U.S. Treasury 2.625% 7/15/2021	$36,323
2	U.S. Treasury 5.250% 11/15/2028	28,213
3	U.S. Treasury 2.625% 6/30/2023	26,637
4	Fannie Mae 4.500% 5/1/2048	19,419
5	U.S. Treasury 1.500% 8/15/2026	18,924
6	Fannie Mae 4.000% 5/1/2056	14,287
7	Fannie Mae 3.000% 12/1/2032	12,797
8	Fannie Mae 4.500% 11/1/2048	12,130
9	U.S. Treasury 2.000% 1/15/2021	11,382
10	Fannie Mae 1.500% 6/22/2020	11,133
Total		$191,245
Percent of Investments Available for Sale		6.9%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2019:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,436	$8,251	Baa1
City of Houston	7,210	6,874	Aa3
The Texas A&M University System	6,198	6,061	Aaa
University of Houston System	3,321	3,268	Aa2
City of El Paso	2,373	2,349	Aa2
Dallas/Fort Worth International Airport	2,355	2,203	A1
City of Austin	2,318	2,173	Aa3
North Texas Municipal Water District	2,025	2,001	Aaa
Harris County Cultural Education	2,003	2,000	A1
Carrollton-Farmers Branch Independent School District	1,857	1,870	Aaa
City of Dallas	1,819	1,702	Aa3
Tarrant Regional Water District	1,544	1,483	Aaa
Fort Worth TX W&S Revenue	1,535	1,515	Aa1
City of College Station	1,378	1,392	Aa1
City of Garland	1,370	1,373	Aa1
City of San Antonio	1,303	1,206	A1
Bryan Independent School District	1,296	1,302	Aaa
Spring Independent School District	1,218	1,212	Aaa
City of Corpus Christi	1,145	1,093	A1
Harris County Toll Road Authority	1,079	1,061	Aa2
Pharr-San Juan-Alamo Independent School District	1,044	1,053	Aaa
Port Arthur Independent School District	957	962	Aaa
San Jacinto Community College District	869	832	Aa3
County of Fort Bend	836	817	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	613	599	A3
	$56,102	$54,652

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
City of New York	$7,936	$7,600	Aa1
The Dormitory Authority of the State of New York	7,412	7,214	Aa1
The Port Authority of New York and New Jersey	7,223	7,006	Aa3
New York City Transitional Finance Authority	6,937	6,705	Aa2
Metropolitan Transportation Authority	5,309	5,216	A1
New York State Urban Development Corporation	3,676	3,570	Aa1
TSASC, Inc.	2,357	2,219	A2
County of Nassau	2,140	2,041	A2
Public Service Enterprise Group, Inc.	1,862	1,796	A3
Town of Oyster Bay	1,110	1,066	Aa2
Syracuse Industrial Development Agency	342	341	Baa1
	$46,304	$44,774

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Radnor Re 2018-1 Ltd. and Radnor Re 2019-1 Ltd. are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2019, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $45.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2018 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards under evaluation.

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

At March 31, 2019, the effective duration of our investments available for sale was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 3.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.8% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2019. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	—	N/A	—	—
February 1 - February 28, 2019	—	N/A	—	—
March 1 - March 31, 2019	131,639	$43.69	—	—
Total	131,639		—	—

Item 5.   Other Information

2019 Annual General Meeting of Shareholders

On May 1, 2019, we held our 2019 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 98,223,057 common shares were entitled to vote as of March 15, 2019, the record date for the Annual Meeting, of which 88,830,699 shares were present in person or by proxy at the Annual Meeting.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of members of our board of directors:

	Votes For	Votes Withheld	Broker Non-Votes
Class II Director to Serve Through the 2022 Annual General Meeting of Shareholders:
Angela L. Heise	84,943,424	157,333	3,729,942
Robert Glanville	84,309,037	791,720	3,729,942

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2019 and until the 2020 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	87,576,958
Votes Against	1,116,172
Abstentions	137,569

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	84,417,902
Votes Against	579,292
Abstentions	103,563
Broker Non-Votes	3,729,942

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1*	Form of Performance-Based Restricted Stock Agreement (2019)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

ESSENT GROUP LTD.

Date: May 6, 2019	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2019	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2019	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)