Form 10-Q
period 2019-06-30
Essent Group Ltd.
filed 2019-08-05
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 1, 2019 was 98,384,801.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2019	2018
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2019 — $2,792,976; 2018 — $2,638,950)	$2,848,746	$2,605,666
Short-term investments available for sale, at fair value (amortized cost: 2019 — $251,464; 2018 — $154,400)	251,468	154,400
Total investments available for sale	3,100,214	2,760,066
Other invested assets	69,853	30,952
Total investments	3,170,067	2,791,018
Cash	25,255	64,946
Accrued investment income	18,387	17,627
Accounts receivable	40,395	36,881
Deferred policy acquisition costs	15,830	16,049
Property and equipment (at cost, less accumulated depreciation of $55,696 in 2019 and $53,870 in 2018)	17,324	7,629
Prepaid federal income tax	230,385	202,385
Other assets	22,256	13,436
Total assets	$3,539,899	$3,149,971

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$55,138	$49,464
Unearned premium reserve	295,234	295,467
Net deferred tax liability	216,660	172,642
Credit facility borrowings (at carrying value, less unamortized deferred costs of $1,050 in 2019 and $1,336 in 2018)	223,950	223,664
Securities purchases payable	5,041	2,041
Other accrued liabilities	39,584	40,976
Total liabilities	835,607	784,254
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,396 shares in 2019 and 98,139 shares in 2018	1,476	1,472
Additional paid-in capital	1,110,893	1,110,800
Accumulated other comprehensive income (loss)	45,360	(28,993)
Retained earnings	1,546,563	1,282,438
Total stockholders’ equity	2,704,292	2,365,717
Total liabilities and stockholders’ equity	$3,539,899	$3,149,971

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Net premiums written	$188,404	$168,404	$366,048	$333,629
Decrease (increase) in unearned premiums	86	(11,446)	233	(24,113)
Net premiums earned	188,490	156,958	366,281	309,516
Net investment income	20,581	15,134	40,461	28,848
Realized investment gains, net	583	439	1,243	636
Other income	2,238	1,237	4,433	2,231
Total revenues	211,892	173,768	412,418	341,231

Losses and expenses:
Provision for losses and LAE	4,960	1,813	12,067	7,122
Other underwriting and operating expenses	41,520	36,428	82,550	74,552
Interest expense	2,679	2,618	5,349	5,068
Total losses and expenses	49,159	40,859	99,966	86,742

Income before income taxes	162,733	132,909	312,452	254,489
Income tax expense	26,328	21,154	48,327	31,665
Net income	$136,405	$111,755	$264,125	$222,824

Earnings per share:
Basic	$1.39	$1.15	$2.70	$2.29
Diluted	1.39	1.14	2.69	2.28

Weighted average shares outstanding:
Basic	97,798	97,426	97,697	97,362
Diluted	98,170	97,866	98,137	97,908

Net income	$136,405	$111,755	$264,125	$222,824

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $7,094 and ($1,418) in the three months ended June 30, 2019 and 2018 and $15,045 and ($6,611) in the six months ended June 30, 2019 and 2018	35,987	(7,246)	74,353	(35,996)
Total other comprehensive income (loss)	35,987	(7,246)	74,353	(35,996)
Comprehensive income	$172,392	$104,509	$338,478	$186,828

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended June 30, 2019	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at March 31, 2019	$1,475	$1,106,797	$9,373	$1,410,158	$—	$2,527,803
Net income				136,405		136,405
Other comprehensive income			35,987			35,987
Issuance of management incentive shares	1	(1)				—
Stock-based compensation expense		4,222				4,222
Treasury stock acquired					(125)	(125)
Cancellation of treasury stock	—	(125)			125	—
Balance at June 30, 2019	$1,476	$1,110,893	$45,360	$1,546,563	$—	$2,704,292

Three Months Ended June 30, 2018	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at March 31, 2018	$1,472	$1,099,676	$(32,002)	$926,144	$—	$1,995,290
Net income				111,755		111,755
Other comprehensive loss			(7,246)			(7,246)
Issuance of management incentive shares	—	—				—
Stock-based compensation expense		3,827				3,827
Treasury stock acquired					(55)	(55)
Cancellation of treasury stock	—	(55)			55	—
Balance at June 30, 2018	$1,472	$1,103,448	$(39,248)	$1,037,899	$—	$2,103,571

Six Months Ended June 30, 2019	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at December 31, 2018	$1,472	$1,110,800	$(28,993)	$1,282,438	$—	$2,365,717
Net income				264,125		264,125
Other comprehensive income			74,353			74,353
Issuance of management incentive shares	7	(7)				—
Stock-based compensation expense		8,322				8,322
Treasury stock acquired					(8,225)	(8,225)
Cancellation of treasury stock	(3)	(8,222)			8,225	—
Balance at June 30, 2019	$1,476	$1,110,893	$45,360	$1,546,563	$—	$2,704,292

Six Months Ended June 30, 2018	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436
Net income				222,824		222,824
Other comprehensive loss			(35,996)			(35,996)
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		7,432				7,432
Treasury stock acquired					(31,125)	(31,125)
Cancellation of treasury stock	(10)	(31,115)			31,125	—
Balance at June 30, 2018	$1,472	$1,103,448	$(39,248)	$1,037,899	$—	$2,103,571

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Operating Activities
Net income	$264,125	$222,824
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,243)	(636)
Equity in net loss (income) of other invested assets	291	—
Depreciation and amortization	1,826	1,734
Stock-based compensation expense	8,322	7,432
Amortization of premium on investment securities	7,455	7,013
Deferred income tax provision	28,973	26,783
Change in:
Accrued investment income	(760)	(2,848)
Accounts receivable	(1,508)	(3,174)
Deferred policy acquisition costs	219	(593)
Prepaid federal income tax	(28,000)	77,822
Other assets	(7,832)	(11,379)
Reserve for losses and LAE	5,674	3,166
Unearned premium reserve	(233)	24,113
Other accrued liabilities	(11,825)	(9,601)
Net cash provided by operating activities	265,484	342,656

Investing Activities
Net change in short-term investments	(97,068)	(14,317)
Purchase of investments available for sale	(498,210)	(505,400)
Proceeds from maturity of investments available for sale	39,527	52,545
Proceeds from sales of investments available for sale	299,443	164,355
Purchase of other invested assets	(39,408)	—
Return of investment from other invested assets	556	—
Purchase of property and equipment	(1,775)	(2,050)
Net cash used in investing activities	(296,935)	(304,867)

Financing Activities
Credit facility borrowings	—	15,000
Credit facility repayments	—	(40,000)
Treasury stock acquired	(8,225)	(31,125)
Payment of issuance costs for credit facility	(15)	(524)
Net cash used in financing activities	(8,240)	(56,649)

Net decrease in cash	(39,691)	(18,860)
Cash at beginning of year	64,946	43,524
Cash at end of period	$25,255	$24,664

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(21,005)	$(10,400)
Interest payments	(5,179)	(4,700)

Noncash Transactions
Repayment of borrowings with term loan proceeds	$—	$(100,000)
Lease liabilities arising from obtaining right-of-use assets	$18	$—

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), a wholly-owned subsidiary approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. Essent Guaranty reinsures 25% of new insurance written to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements then in effect, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to loans insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate.

In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis through CUW Solutions, LLC ("CUW Solutions"), a Delaware limited liability company, that provides, among other things, mortgage contract underwriting services to lenders and mortgage insurance underwriting services to affiliates.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2019 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2019 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$301,838	$3,988	$(674)	$305,152
U.S. agency securities	33,632	21	(180)	33,473
U.S. agency mortgage-backed securities	716,977	11,179	(3,774)	724,382
Municipal debt securities(1)	382,840	19,923	(48)	402,715
Non-U.S. government securities	45,070	2,600	—	47,670
Corporate debt securities(2)	756,474	18,482	(450)	774,506
Residential and commercial mortgage securities	245,414	6,225	(846)	250,793
Asset-backed securities	352,729	872	(1,548)	352,053
Money market funds	209,466	4	—	209,470
Total investments available for sale	$3,044,440	$63,294	$(7,520)	$3,100,214

December 31, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$295,145	$693	$(5,946)	$289,892
U.S. agency securities	33,645	—	(648)	32,997
U.S. agency mortgage-backed securities	649,228	2,520	(14,570)	637,178
Municipal debt securities(1)	481,547	5,351	(3,019)	483,879
Non-U.S. government securities	44,999	285	(283)	45,001
Corporate debt securities(2)	738,964	1,005	(14,768)	725,201
Residential and commercial mortgage securities	122,369	686	(1,217)	121,838
Asset-backed securities	288,371	305	(3,679)	284,997
Money market funds	139,082	1	—	139,083
Total investments available for sale	$2,793,350	$10,846	$(44,130)	$2,760,066

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	70.1%	69.0%
General obligation bonds	24.7	26.0
Certificate of participation bonds	4.4	3.6
Tax allocation bonds	0.8	0.9
Special tax bonds	—	0.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	35.9%	37.1%
Consumer, non-cyclical	21.4	20.7
Communications	11.4	12.6
Consumer, cyclical	7.1	7.6
Energy	6.3	5.7
Utilities	5.2	5.0
Industrial	4.9	4.7
Technology	4.5	3.1
Basic materials	3.3	3.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$59,252	$59,187
Due after 1 but within 5 years	164,266	166,851
Due after 5 but within 10 years	78,320	79,114
Subtotal	301,838	305,152
U.S. agency securities:
Due in 1 year	19,191	19,082
Due after 1 but within 5 years	14,441	14,391
Subtotal	33,632	33,473
Municipal debt securities:
Due in 1 year	2,000	2,002
Due after 1 but within 5 years	54,384	55,625
Due after 5 but within 10 years	176,420	185,588
Due after 10 years	150,036	159,500
Subtotal	382,840	402,715
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	19,821	20,613
Due after 5 but within 10 years	25,249	27,057
Subtotal	45,070	47,670
Corporate debt securities:
Due in 1 year	108,645	108,569
Due after 1 but within 5 years	403,824	410,788
Due after 5 but within 10 years	242,768	253,798
Due after 10 years	1,237	1,351
Subtotal	756,474	774,506
U.S. agency mortgage-backed securities	716,977	724,382
Residential and commercial mortgage securities	245,414	250,793
Asset-backed securities	352,729	352,053
Money market funds	209,466	209,470
Total investments available for sale	$3,044,440	$3,100,214

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Realized gross gains	$1,923	$518	$2,594	$1,309
Realized gross losses	1,225	79	1,236	673

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2019 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$41,998	$(1)	$79,566	$(673)	$121,564	$(674)
U.S. agency securities	—	—	27,374	(180)	27,374	(180)
U.S. agency mortgage-backed securities	15,672	(75)	252,174	(3,699)	267,846	(3,774)
Municipal debt securities	2,380	(24)	2,459	(24)	4,839	(48)
Corporate debt securities	11,733	(15)	123,963	(435)	135,696	(450)
Residential and commercial mortgage securities	41,212	(626)	8,368	(220)	49,580	(846)
Asset-backed securities	133,870	(645)	65,367	(903)	199,237	(1,548)
Total	$246,865	$(1,386)	$559,271	$(6,134)	$806,136	$(7,520)

	Less than 12 months		12 months or more		Total
December 31, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$45,505	$(215)	$165,015	$(5,731)	$210,520	$(5,946)
U.S. agency securities	—	—	32,997	(648)	32,997	(648)
U.S. agency mortgage-backed securities	106,177	(1,070)	341,579	(13,500)	447,756	(14,570)
Municipal debt securities	114,442	(1,176)	104,930	(1,843)	219,372	(3,019)
Non-U.S. government securities	13,497	(283)	—	—	13,497	(283)
Corporate debt securities	381,912	(7,538)	231,124	(7,230)	613,036	(14,768)
Residential and commercial mortgage securities	51,477	(650)	13,321	(567)	64,798	(1,217)
Asset-backed securities	217,546	(3,165)	29,852	(514)	247,398	(3,679)
Total	$930,556	$(14,097)	$918,818	$(30,033)	$1,849,374	$(44,130)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates as well as changes in credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded an other-than-temporary impairment of $0.1 million in the three and six months ended June 30, 2019 on securities in an unrealized loss position. The impairment resulted from our intent to sell the security subsequent to the reporting date. There were no other-than-temporary impairments in each of the three and six months ended June 30, 2018.

The Company's other invested assets at June 30, 2019 and December 31, 2018 totaled $69.9 million and $31.0 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.4 million at June 30, 2019 and $8.9 million at December 31, 2018. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $687.7 million at June 30, 2019 and $759.9 million at December 31, 2018. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.2 million at June 30, 2019 and $3.4 million at December 31, 2018. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $6.4 million at June 30, 2019 and $6.3 million at December 31, 2018.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Fixed maturities	$20,180	$14,496	$39,923	$28,139
Short-term investments	1,310	1,298	2,368	2,049
Gross investment income	21,490	15,794	42,291	30,188
Investment expenses	(909)	(660)	(1,830)	(1,340)
Net investment income	$20,581	$15,134	$40,461	$28,848

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

Essent Guaranty has entered into fully collateralized reinsurance agreements with unaffiliated special purpose insurers domiciled in Bermuda ("Radnor Re Transactions"). For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions. The Radnor Re entities collateralized the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty and will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs.

Essent Guaranty has also entered into reinsurance agreements with panels of reinsurers that provide aggregate excess of loss coverage immediately above or pari-passu to the coverage provided by the Radnor Re Transactions. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate these reinsurance agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarizes Essent Guaranty's reinsurance agreements, respective coverages and retentions as of June 30, 2019:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026

(1)	If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.

(2)	If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$30,826,843	$8,331,331	$333,844	$—		$333,844	$208,111
2017	33,789,568	8,468,723	405,558	165,167	(3)	570,725	224,017
2018	41,985,709	10,531,739	473,184	118,650	(4)	591,834	253,643
Total	$106,602,120	$27,331,793	$1,212,586	$283,817		$1,496,403	$685,771

(3)	Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.

(4)	Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net premiums written:
Direct	$196,832	$171,989	$380,514	$337,508
Ceded	(8,428)	(3,585)	(14,466)	(3,879)
Net premiums written	$188,404	$168,404	$366,048	$333,629

Net premiums earned:
Direct	$196,918	$160,543	$380,747	$313,395
Ceded	(8,428)	(3,585)	(14,466)	(3,879)
Net premiums earned	$188,490	$156,958	$366,281	$309,516

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative included in other assets on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of June 30, 2019:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$405,558	$1,727	$15,997	$17,724
Radnor Re 2019-1 Ltd.	473,184	825	25,131	25,956
Radnor Re 2019-2 Ltd.	333,844	32	16,242	16,274
Total	$1,212,586	$2,584	$57,370	$59,954

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

($ in thousands)	2019	2018
Reserve for losses and LAE at beginning of period	$49,464	$46,850
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	49,464	46,850
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	23,182	16,528
Prior years	(11,115)	(9,406)
Net incurred losses and LAE during the current period	12,067	7,122
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	245	211
Prior years	6,148	3,745
Net loss and LAE payments during the current period	6,393	3,956
Net reserve for losses and LAE at end of period	55,138	50,016
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$55,138	$50,016

Loans in default at end of period	4,405	3,519

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2019, $6.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $11.1 million favorable prior year development during the six months ended June 30, 2019. Reserves remaining as of June 30, 2019 for prior years are $32.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2018, $3.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $9.4 million favorable prior year development during the six months ended June 30, 2018. Reserves remaining as of June 30, 2018 for prior years were $33.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $500 million. The Credit Facility provides for a $275 million revolving credit facility, $225 million of term loans and a $100 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The current annual commitment fee rate is 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 12). The borrowings under the Credit Facility contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Facility, including its covenants. As of June 30, 2019, the Company was in compliance with the covenants and $225 million had been borrowed under the Credit Facility with a weighted average interest rate of 4.41%. As of December 31, 2018, $225 million had been borrowed with a weighted average interest rate of 4.43%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the six months ended June 30, 2019 and 2018. As of June 30, 2019, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2019 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2019, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

The following table presents lease cost and other lease information as of June 30, 2019:

Six Months Ended June 30,
($ in thousands)	2019
Lease cost:
Operating lease cost	$1,197
Short-term lease cost	81
Sublease income	(64)
Total lease cost	$1,214

Other information:
Weighted average remaining lease term - operating leases	5.3 years
Weighted average discount rate - operating leases	4.1%

The following table presents a maturity analysis of our lease liabilities as follows at June 30, 2019:

(In thousands)
2019 (July 1 through December 31)	$1,330
2020	2,637
2021	2,657
2022	2,711
2023	2,553
2024 and thereafter	1,963
Total lease payments to be paid	13,851
Less: Future interest expense	(1,454)
Present value of lease liabilities	$12,397

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

Note 8. Stock-Based Compensation

The following table summarizes nonvested common share and nonvested common share unit activity for the six months ended June 30, 2019:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	482	$29.49	207	$32.82	449	$34.35
Granted	141	45.32	90	40.98	142	42.07
Vested	(209)	17.01	(123)	27.48	(218)	31.27
Forfeited	—	N/A	—	N/A	(8)	35.50
Outstanding at June 30, 2019	414	$41.18	174	$40.83	365	$39.17

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with our incentive program covering bonus awards for performance year 2018, in February 2019, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2020, 2021 and 2022. In May 2019, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares or share units that vested was $23.6 million and $74.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $25.6 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2019 and we expect to recognize the expense over a weighted average period of 2.2 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 192,674 in the six months ended June 30, 2019. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2019.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Compensation expense	$4,222	$3,827	$8,322	$7,432
Income tax benefit	790	713	1,555	1,385

Note 9. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$136,405	$111,755	$264,125	$222,824
Less: dividends declared	—	—	—	—
Net income available to common shareholders	$136,405	$111,755	$264,125	$222,824

Basic earnings per share	$1.39	$1.15	$2.70	$2.29
Diluted earnings per share	$1.39	$1.14	$2.69	$2.28
Basic weighted average shares outstanding	97,798	97,426	97,697	97,362
Dilutive effect of nonvested shares	372	440	440	546
Diluted weighted average shares outstanding	98,170	97,866	98,137	97,908

There were 17,018 and 318,556 antidilutive shares for the three months ended June 30, 2019 and 2018, respectively and 79,483 and 242,860 antidilutive shares for the six months ended June 30, 2019 and 2018, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of June 30, 2019 and 2018, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if June 30 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$13,041	$(3,668)	$9,373	$(35,792)	$3,790	$(32,002)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	43,664	(7,211)	36,453	(8,225)	1,325	(6,900)
Less: Reclassification adjustment for gains included in net income (1)	(583)	117	(466)	(439)	93	(346)
Net unrealized gains (losses) on investments	43,081	(7,094)	35,987	(8,664)	1,418	(7,246)
Other comprehensive income (loss)	43,081	(7,094)	35,987	(8,664)	1,418	(7,246)
Balance at end of period	$56,122	$(10,762)	$45,360	$(44,456)	$5,208	$(39,248)

	Six Months Ended June 30,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(33,276)	$4,283	$(28,993)	$(1,849)	$(1,403)	$(3,252)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	90,641	(15,282)	75,359	(41,971)	6,445	(35,526)
Less: Reclassification adjustment for gains included in net income (1)	(1,243)	237	(1,006)	(636)	166	(470)
Net unrealized gains (losses) on investments	89,398	(15,045)	74,353	(42,607)	6,611	(35,996)
Other comprehensive income (loss)	89,398	(15,045)	74,353	(42,607)	6,611	(35,996)
Balance at end of period	$56,122	$(10,762)	$45,360	$(44,456)	$5,208	$(39,248)

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

June 30, 2019 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$305,152	$—	$—	$305,152
U.S. agency securities	—	33,473	—	33,473
U.S. agency mortgage-backed securities	—	724,382	—	724,382
Municipal debt securities	—	402,715	—	402,715
Non-U.S. government securities	—	47,670	—	47,670
Corporate debt securities	—	774,506	—	774,506
Residential and commercial mortgage securities	—	250,793	—	250,793
Asset-backed securities	—	352,053	—	352,053
Money market funds	209,470	—	—	209,470
Total assets at fair value (1)	$514,622	$2,585,592	$—	$3,100,214

(1)
Does not include the fair value of embedded derivatives, which we have accounted for separately as freestanding derivatives and included in other assets in our condensed consolidated balance sheet. See Note 4 for more information.

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

(In thousands)	2019	2018
Essent Guaranty
Statutory net income	$208,268	$182,784
Statutory surplus	940,290	798,183
Contingency reserve liability	1,049,236	792,447

Essent PA
Statutory net income	$4,216	$4,861
Statutory surplus	51,151	47,495
Contingency reserve liability	50,915	45,985

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

At June 30, 2019 and 2018, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2019, Essent Guaranty increased its contingency reserve by $132.7 million and Essent PA increased its contingency reserve by $2.4 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2019 or 2018.

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

Essent Re's statutory capital and surplus was $899.0 million as of June 30, 2019 and $798.5 million as of December 31, 2018. Essent Re's statutory net income was $82.7 million and $65.0 million for the six months ended June 30, 2019 and 2018, respectively. Statutory capital and surplus as of June 30, 2019 and December 31, 2018 and statutory net income in the six months ended June 30, 2019 and 2018 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2018 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 383 employees as of June 30, 2019. We generated new insurance written, or NIW, of approximately $18.0 billion and $29.0 billion for the three and six months ended June 30, 2019, respectively, compared to approximately $12.9 billion and $22.2 billion for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had approximately $153.3 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of June 30, 2019, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $802.5 million of risk. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of passive foreign investment companies ("PFICs"). The proposed regulations provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. As these regulations have only been recently issued, management is currently in the process of evaluating the impact to its shareholders and business operations.

Factors Affecting Our Results of Operations

Net Premiums Written and Earned

Premiums associated with our U.S. mortgage insurance business are based on insurance in force ("IIF") during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average net premium rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus NIW less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

•
NIW, which is the aggregate principal amount of the new mortgages that are insured during a period. Many factors affect NIW, including, among others, the volume of low down payment home mortgage originations, the competition to provide credit enhancement on those mortgages, the number of customers who have approved us to provide mortgage insurance and changes in our NIW from certain customers;

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2019 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2019, monthly and single premium policies comprised 88.2% and 11.8% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 84.8% at June 30, 2019. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2019. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. As of June 30, 2019, 69% of our IIF relates to business written since January 1, 2017 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2019, 69% of our IIF relates to business written since January 1, 2017 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

Our most significant expense is compensation and benefits for our employees, which represented 56% of other underwriting and operating expenses for each of the three and six months ended June 30, 2019, compared to 61% and 62% of other underwriting and operating expenses for the three and six months ended June 30, 2018, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Essent Group Ltd. and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Essent Re reinsures 25% of Essent Guaranty's NIW under a quota share reinsurance agreement. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2019 and 2018 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
IIF, beginning of period	$143,181,641	$115,250,949	$137,720,786	$110,461,950
NIW - Flow	17,973,505	12,850,642	28,918,812	22,186,792
NIW - Bulk	29,524	—	84,526	—
Cancellations	(7,867,513)	(5,600,345)	(13,406,967)	(10,147,496)
IIF, end of period	$153,317,157	$122,501,246	$153,317,157	$122,501,246
Average IIF during the period	$148,188,377	$118,658,900	$144,302,864	$115,878,005
RIF, end of period	$37,034,687	$30,154,694	$37,034,687	$30,154,694

The following is a summary of our IIF at June 30, 2019 by vintage:

($ in thousands)	$	%
2019 (through June 30)	$28,526,663	18.6%
2018	42,790,095	27.9
2017	34,821,992	22.7
2016	22,423,350	14.6
2015	11,777,504	7.7
2014 and prior	12,977,553	8.5
	$153,317,157	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For the three and six months ended June 30, 2019, our average net premium rate was 0.49% and 0.48%, respectively, as compared to 0.51% for each of the three and six months ended June 30, 2018. In 2018 and 2019, Essent Guaranty entered into third-party reinsurance agreements, and in June 2018, we announced a reduction in pricing on our published rates effective for future NIW. We anticipate that the continued use of third-party reinsurance and the announced pricing reductions on future NIW will reduce our average net premium rate in future periods.

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

As of June 30, 2019, our combined net risk in force for our U.S. insurance companies was $28.5 billion and our combined statutory capital was $2.1 billion, resulting in a risk-to-capital ratio of 13.6 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Net premiums written	$188,404	$168,404	$366,048	$333,629
Decrease (increase) in unearned premiums	86	(11,446)	233	(24,113)
Net premiums earned	188,490	156,958	366,281	309,516
Net investment income	20,581	15,134	40,461	28,848
Realized investment gains, net	583	439	1,243	636
Other income	2,238	1,237	4,433	2,231
Total revenues	211,892	173,768	412,418	341,231

Losses and expenses:
Provision for losses and LAE	4,960	1,813	12,067	7,122
Other underwriting and operating expenses	41,520	36,428	82,550	74,552
Interest expense	2,679	2,618	5,349	5,068
Total losses and expenses	49,159	40,859	99,966	86,742
Income before income taxes	162,733	132,909	312,452	254,489
Income tax expense	26,328	21,154	48,327	31,665
Net income	$136,405	$111,755	$264,125	$222,824

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

For the three months ended June 30, 2019, we reported net income of $136.4 million, compared to net income of $111.8 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, we reported net income of $264.1 million, compared to net income of $222.8 million for the six months ended June 30, 2018. The increases in our operating results in 2019 over the same periods in 2018 were primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in the provision for losses and LAE, other underwriting and operating expenses and income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2019 by 20%, compared to the three months ended June 30, 2018 primarily due to the increase in our average IIF from $118.7 billion at June 30, 2018 to $148.2 billion at June 30, 2019, partially offset by a decrease in average net premium rate from 0.51% for the three months ended June 30, 2018 to 0.49% for the three months ended June 30, 2019. Net premiums earned increased in the six months ended June 30, 2019 by 18% compared to the six months ended June 30, 2018 due to the increase in our average IIF from $115.9 billion at June 30, 2018 to $144.3 billion at June 30, 2019, partially offset by a decrease in the average net premium rate from 0.51% in the six months ended June 30, 2018 to 0.48% in the six months ended June 30, 2019. The decrease in the average net premium rate during the three and six months ended June 30, 2019 is primarily due to an increase in premiums ceded under third-party reinsurance agreements, partially offset by an increase in premiums earned on the cancellation of non-refundable single premium policies in the respective periods, along with changes in the mix of the mortgages we insure and changes in our pricing.

Net premiums written increased in the three months ended June 30, 2019 by 12%, compared to the three months ended June 30, 2018 primarily due to the increase in average IIF for the three months ended June 30, 2019 as compared to the same period in 2018, partially offset by a decrease in new single premium policies written, an increase in premiums ceded under third-party reinsurance agreements, changes in the mix of mortgages we insure and changes in our pricing. Net premiums written increased in the six months ended June 30, 2019 by 10%, compared to the six months ended June 30, 2018 primarily due to the increase in average IIF for the six months ended June 30, 2019, as compared to the same period in 2018, partially offset by an increase in premiums ceded under third-party reinsurance agreements in the six months ended June 30, 2019.

In the three months ended June 30, 2019 and 2018, unearned premiums decreased by $0.1 million and increased by $11.4 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $26.5 million and $31.7 million, respectively, which was partially offset by $26.6 million and $20.3 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2019 and 2018, unearned premiums decreased by $0.2 million and increased by $24.1 million, respectively. This was a result of net premiums written on single premium policies of $46.5 million and $62.9 million, respectively, which was partially offset by $46.7 million and $38.8 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Fixed maturities	$20,180	$14,496	$39,923	$28,139
Short-term investments	1,310	1,298	2,368	2,049
Gross investment income	21,490	15,794	42,291	30,188
Investment expenses	(909)	(660)	(1,830)	(1,340)
Net investment income	$20,581	$15,134	$40,461	$28,848

The increase in net investment income for the three and six months ended June 30, 2019 as compared to the same periods in 2018 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $3.0 billion for the three months ended June 30, 2019 from $2.6 billion for the three months ended June 30, 2018. The average cash and investment portfolio balance was $3.0 billion for the six months ended June 30, 2019 compared to $2.5 billion for the six months ended June 30, 2018. The increase in the average cash and investment portfolio in both periods was primarily due to investing cash flows from operations. The pre-tax investment income yield increased from 2.5% and 2.4% in the three and six months ended June 30, 2018, respectively, to 2.8% in each of the three and six months ended June 30, 2019 primarily due to an increase in short-term market interest rates and an increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues, underwriting consulting services to third-party reinsurers and changes in the fair value of embedded derivatives contained in certain of our reinsurance agreements. The increases in other income for the three and six months ended June 30, 2019 as compared to the same periods in 2018 were primarily due to the increases in fair value of the embedded derivatives, partially offset by decreases in contract underwriting revenues.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $5.0 million and $1.8 million in the three months ended June 30, 2019 and 2018, respectively, and $12.1 million and $7.1 million in the six months ended June 30, 2019 and 2018, respectively. The increases in the provision for losses and LAE in the three and six months ended June 30, 2019 as compared to the same periods in 2018 were primarily due to increases in the number of insured loans in default in the current period and were also impacted by changes in the age and composition of the insured loans in default. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning default inventory	4,096	4,442	4,024	4,783
Plus: new defaults	2,849	1,701	5,767	3,695
Less: cures	(2,433)	(2,572)	(5,182)	(4,842)
Less: claims paid	(106)	(52)	(194)	(115)
Less: rescissions and denials, net	(1)	—	(10)	(2)
Ending default inventory	4,405	3,519	4,405	3,519

The increase in the number of defaults at June 30, 2019 compared to June 30, 2018 was primarily due to the increase in our IIF and policies in force, partially offset by the previously identified hurricane-related defaults that have cured subsequent to June 30, 2018 and further seasoning of our insurance portfolio. A total of 663 previously identified hurricane-related defaults cured between July 1, 2018 and December 31, 2018.

The following table includes additional information about our loans in default as of the dates indicated:

	As of June 30,
	2019	2018
Case reserves (in thousands)	$50,576	$45,773
Total reserves (in thousands)	$55,138	$50,016
Ending default inventory	4,405	3,519
Average case reserve per default (in thousands)	$11.5	$13.0
Average total reserve per default (in thousands)	$12.5	$14.2
Default rate	0.66%	0.64%
Claims received included in ending default inventory	82	33

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

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Reserve for losses and LAE at beginning of period	$53,484	$49,966	$49,464	$46,850
Add provision for losses and LAE occurring in:
Current period	11,354	6,576	23,182	16,528
Prior years	(6,394)	(4,763)	(11,115)	(9,406)
Incurred losses and LAE during the current period	4,960	1,813	12,067	7,122
Deduct payments for losses and LAE occurring in:
Current period	230	211	245	211
Prior years	3,076	1,552	6,148	3,745
Loss and LAE payments during the current period	3,306	1,763	6,393	3,956
Reserve for losses and LAE at end of period	$55,138	$50,016	$55,138	$50,016

	As of June 30, 2019
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	2,511	57%	$12,646	25%	$133,536	9%
Four to eleven payments	1,443	33	22,292	44	78,047	29
Twelve or more payments	369	8	11,583	23	22,093	52
Pending claims	82	2	4,055	8	4,657	87
Total case reserves	4,405	100%	50,576	100%	$238,333	21
IBNR			3,792
LAE and other			770
Total reserves for losses and LAE			$55,138

	As of June 30, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,543	44%	$9,077	20%	$84,685	11%
Four to eleven payments	1,675	47	26,688	58	96,627	28
Twelve or more payments	268	8	8,368	18	14,476	58
Pending claims	33	1	1,640	4	1,946	84
Total case reserves	3,519	100%	45,773	100%	$197,734	23
IBNR			3,433
LAE and other			810
Total reserves for losses and LAE			$50,016

During the three months ended June 30, 2019, the provision for losses and LAE was $5.0 million, comprised of $11.4 million of current year losses partially offset by $6.4 million of favorable prior years’ loss development. During the three months ended June 30, 2018, the provision for losses and LAE was $1.8 million, comprised of $6.6 million of current year losses partially offset by $4.8 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2019, the provision for losses and LAE was $12.1 million, comprised of $23.2 million of current year losses partially offset by $11.1 million of favorable prior years’ loss development. During the six months ended June 30, 2018, the provision for losses and LAE was $7.1 million, comprised of $16.5 million of current year losses partially offset by $9.4 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Number of claims paid	106	52	194	115
Amount of claims paid	$3,208	$1,676	$6,107	$3,819
Claim severity	69%	64%	74%	70%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$23,167	56%	$22,285	61%	$46,516	56%	$45,850	62%
Other	18,353	44	14,143	39	36,034	44	28,702	38
Total other underwriting and operating expenses	$41,520	100%	$36,428	100%	$82,550	100%	$74,552	100%

Number of employees at end of period						383		392

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to an increase in stock compensation expense associated with shares granted in 2019 and increased overtime associated with our increased NIW. Compensation and benefits increased in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to an increase in stock compensation expense associated with shares granted in 2018 and 2019 and increased overtime associated with our increased NIW, partially offset by a decrease in payroll taxes associated with the full vesting of stock grants issued in 2013 and 2014 during the six months ended June 30, 2018. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2019, we incurred interest expense of $2.7 million and $5.3 million, respectively, as compared to $2.6 million and $5.1 million for the three and six months ended June 30, 2018, respectively. The increase in both periods was primarily due to an increase in the weighted average interest rate for borrowings outstanding, partially offset by a decrease in the average amounts outstanding under the Credit Facility. As of June 30, 2019 and 2018, the borrowings under the Credit Facility had a weighted average interest rate of 4.41% and 4.05%, respectively. For each of the three and six months ended June 30, 2019, the average amount outstanding under the Credit Facility was $225.0 million as compared to $250.9 million and $255.6 million for the three and six months ended June 30, 2018, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annual effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $26.3 million and $21.2 million for the three months ended June 30, 2019 and 2018, respectively, and $48.3 million and $31.7 million for the six months ended June 30, 2019 and 2018, respectively. Income tax expense for the three and six months ended June 30, 2019 was calculated using an estimated annual effective tax rate of 16.1%, as compared to 16.2% for the three and six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $2.0 million and $9.6 million, respectively. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of June 30, 2019, we had substantial liquidity with cash of $25.3 million, short-term investments of $251.5 million and fixed maturity investments of $2.8 billion. We also had $275 million available capacity under the revolving credit component of our Credit Facility, with $225 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At June 30, 2019, net cash and investments at the holding company were $72.0 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2019. In August 2019, the Company announced that its Board of Directors declared Essent's inaugural quarterly cash dividend of $0.15 per common share payable in September 2019.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2019, Essent Guaranty had unassigned surplus of approximately $235.0 million. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $12.2 million as of June 30, 2019. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2019, Essent Re had total equity of $899.1 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2019, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$265,484	$342,656
Net cash used in investing activities	(296,935)	(304,867)
Net cash used in financing activities	(8,240)	(56,649)
Net decrease in cash	$(39,691)	$(18,860)

Operating Activities

Cash flow provided by operating activities totaled $265.5 million for the six months ended June 30, 2019, as compared to $342.7 million for the six months ended June 30, 2018. The decrease in cash flow provided by operating activities of $77.2 million was primarily due the net decrease in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) during 2018, partially offset by increases in premiums collected during 2019.

Investing Activities

Cash flow used in investing activities totaled $296.9 million and $304.9 million for the six months ended June 30, 2019 and 2018, respectively. In both periods, cash flow used in investing activities primarily related to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $8.2 million for the six months ended June 30, 2019, primarily related to treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $56.6 million for the six months ended June 30, 2018, primarily related to treasury stock acquired from employees to satisfy tax withholding obligations and $25 million of net repayments of borrowings under the Credit Facility.

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

During the six months ended June 30, 2019, no capital contributions were made to our U.S. insurance subsidiaries. During the six months ended June 30, 2018, Essent US Holdings, Inc. ("Essent Holdings") made capital contributions to Essent Guaranty of $15 million to support new and existing business and Essent Guaranty paid a dividend to Essent Holdings of $40 million which was used to pay down the borrowings remaining under the revolving component of the Credit Facility.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through 2018. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. The reinsurance coverage also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2019 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$991,756
Contingency reserves	1,100,151
Combined statutory capital	$2,091,907
Combined net risk in force	$28,459,376
Combined risk-to-capital ratio	13.6:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. As of June 30, 2019, Essent Re had total stockholders’ equity of $899.1 million and net risk in force of $9.3 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of June 30, 2019, Essent Guaranty's Available Assets were $2.09 billion and its Minimum Required Assets were $1.18 billion based on our interpretation of PMIERs 2.0.

Financial Condition

Stockholders’ Equity

As of June 30, 2019, stockholders’ equity was $2.7 billion, compared to $2.4 billion as of December 31, 2018. This increase was primarily due to net income generated in 2019 and an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

As of June 30, 2019, investments totaled $3.2 billion compared to $2.8 billion as of December 31, 2018. In addition, our total cash was $25.3 million as of June 30, 2019, compared to $64.9 million as of December 31, 2018. The increase in investments was primarily due to investing net cash flows from operations during the six months ended June 30, 2019.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$305,152	9.8%	$289,892	10.5%
U.S. agency securities	33,473	1.1	32,997	1.2
U.S. agency mortgage-backed securities	724,382	23.4	637,178	23.1
Municipal debt securities(1)	402,715	13.0	483,879	17.5
Non-U.S. government securities	47,670	1.5	45,001	1.6
Corporate debt securities(2)	774,506	25.0	725,201	26.3
Residential and commercial mortgage securities	250,793	8.1	121,838	4.4
Asset-backed securities	352,053	11.3	284,997	10.3
Money market funds	209,470	6.8	139,083	5.1
Total Investments Available for Sale	$3,100,214	100.0%	$2,760,066	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	70.1%	69.0%
General obligation bonds	24.7	26.0
Certificate of participation bonds	4.4	3.6
Tax allocation bonds	0.8	0.9
Special tax bonds	—	0.5
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	35.9%	37.1%
Consumer, non-cyclical	21.4	20.7
Communications	11.4	12.6
Consumer, cyclical	7.1	7.6
Energy	6.3	5.7
Utilities	5.2	5.0
Industrial	4.9	4.7
Technology	4.5	3.1
Basic materials	3.3	3.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	June 30, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,638,005	52.8%	$1,362,781	49.4%
Aa1	127,936	4.1	124,435	4.5
Aa2	159,631	5.2	196,218	7.1
Aa3	164,922	5.3	143,315	5.2
A1	216,738	7.0	222,073	8.0
A2	174,426	5.6	199,238	7.2
A3	174,948	5.7	146,300	5.3
Baa1	170,537	5.5	162,695	5.9
Baa2	161,799	5.2	140,168	5.1
Baa3	44,854	1.5	26,805	1.0
Below Baa3	66,418	2.1	36,038	1.3
Total Investments Available for Sale	$3,100,214	100.0%	$2,760,066	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$812,953	26.2%	$529,545	19.2%
1 to < 2 Years	401,313	12.9	285,060	10.3
2 to < 3 Years	277,580	9.0	251,763	9.1
3 to < 4 Years	395,083	12.7	278,804	10.1
4 to < 5 Years	303,485	9.8	429,005	15.6
5 or more Years	909,800	29.4	985,889	35.7
Total Investments Available for Sale	$3,100,214	100.0%	$2,760,066	100.0%

Top Ten Investments Available for Sale Holdings

	June 30, 2019
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 0.000% 7/2/2019	$41,998	$41,998	$—	Aaa
2	U.S. Treasury 2.625% 7/15/2021	36,822	36,146	676	Aaa
3	U.S. Treasury 5.250% 11/15/2028	29,600	29,150	450	Aaa
4	U.S. Treasury 2.625% 6/30/2023	27,411	26,362	1,049	Aaa
5	Fannie Mae 4.500% 5/1/2048	18,573	18,035	538	Aaa
6	U.S. Treasury 1.500% 8/15/2026	17,057	17,441	(384)	Aaa
7	Freddie Mac 4.000% 5/15/2050	16,117	16,040	77	Aaa
8	Fannie Mae 4.000% 5/1/2056	13,586	13,061	525	Aaa
9	Fannie Mae 3.000% 12/1/2032	12,085	11,726	359	Aaa
10	Fannie Mae 4.500% 11/1/2048	11,967	11,515	452	Aaa
Total		$225,216	$221,474	$3,742
Percent of Investments Available for Sale		7.3%

(1)
As of June 30, 2019, for securities in unrealized loss positions, management believes decline in fair values are principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2019:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,530	$8,214	Baa1
City of Houston	7,313	6,850	Aa3
The Texas A&M University System	6,251	6,031	Aaa
University of Houston System	3,351	3,258	Aa2
Dallas/Fort Worth International Airport	2,359	2,198	A1
City of Austin	2,351	2,168	Aa3
North Texas Municipal Water District	2,044	1,991	Aaa
Harris County Cultural Education	2,002	2,000	A1
City of Dallas	1,837	1,696	Aa3
Tarrant Regional Water District	1,553	1,476	Aaa
Fort Worth TX W&S Revenue	1,547	1,506	Aa1
City of College Station	1,376	1,376	Aa1
City of Garland	1,368	1,362	Aa1
City of San Antonio	1,314	1,203	A1
Bryan Independent School District	1,308	1,296	Aaa
Spring Independent School District	1,230	1,205	Aaa
City of Corpus Christi	1,162	1,089	A1
Harris County Toll Road Authority	1,083	1,055	Aa2
San Jacinto Community College District	875	828	Aa3
County of Fort Bend	848	813	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	627	597	A3
City of El Paso	582	541	Aa1
	$50,911	$48,753

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
The Port Authority of New York and New Jersey	$7,293	$6,973	Aa3
City of New York	7,038	6,548	Aa1
New York City Transitional Finance Authority	5,720	5,386	Aa2
Metropolitan Transportation Authority	5,465	5,196	A1
The Dormitory Authority of the State of New York	4,196	3,990	Aa1
New York State Urban Development Corporation	3,106	2,934	Aa1
TSASC, Inc.	2,385	2,213	A2
County of Nassau	2,186	2,034	A2
Public Service Enterprise Group, Inc.	1,880	1,789	A3
Town of Oyster Bay	1,111	1,061	Aa2
Syracuse Industrial Development Agency	337	340	Ba2
	$40,717	$38,464

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Radnor Re 2018-1 Ltd., Radnor Re 2019-1 Ltd. and Radnor Re 2019-2 Ltd. are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2019, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $57.4 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2019, the effective duration of our investments available for sale was 3.2 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.2% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

We did not repurchase any of our common shares during the three months ended June 30, 2019.

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
101
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 5, 2019	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 5, 2019	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2019	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)