Form 10-Q
period 2019-09-30
Essent Group Ltd.
filed 2019-11-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of November 1, 2019 was 98,393,659.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2019	2018
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2019 — $2,905,928; 2018 — $2,638,950)	$2,982,009	$2,605,666
Short-term investments available for sale, at fair value (amortized cost: 2019 — $252,602; 2018 — $154,400)	252,604	154,400
Total investments available for sale	3,234,613	2,760,066
Other invested assets	75,273	30,952
Total investments	3,309,886	2,791,018
Cash	49,582	64,946
Accrued investment income	18,527	17,627
Accounts receivable	40,221	36,881
Deferred policy acquisition costs	16,003	16,049
Property and equipment (at cost, less accumulated depreciation of $56,638 in 2019 and $53,870 in 2018)	16,792	7,629
Prepaid federal income tax	246,885	202,385
Other assets	24,158	13,436
Total assets	$3,722,054	$3,149,971

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$61,436	$49,464
Unearned premium reserve	290,065	295,467
Net deferred tax liability	236,644	172,642
Credit facility borrowings (at carrying value, less unamortized deferred costs of $906 in 2019 and $1,336 in 2018)	224,094	223,664
Other accrued liabilities	54,645	43,017
Total liabilities	866,884	784,254
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,385 shares in 2019 and 98,139 shares in 2018	1,476	1,472
Additional paid-in capital	1,114,586	1,110,800
Accumulated other comprehensive income (loss)	62,727	(28,993)
Retained earnings	1,676,381	1,282,438
Total stockholders’ equity	2,855,170	2,365,717
Total liabilities and stockholders’ equity	$3,722,054	$3,149,971

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Net premiums written	$198,304	$175,221	$564,352	$508,850
Decrease (increase) in unearned premiums	5,169	(8,546)	5,402	(32,659)
Net premiums earned	203,473	166,675	569,754	476,191
Net investment income	21,104	16,646	61,565	45,494
Realized investment gains, net	1,153	524	2,396	1,160
Other income	657	1,153	5,090	3,384
Total revenues	226,387	184,998	638,805	526,229

Losses and expenses:
Provision for losses and LAE	9,990	5,452	22,057	12,574
Other underwriting and operating expenses	41,588	36,899	124,138	111,451
Interest expense	2,584	2,500	7,933	7,568
Total losses and expenses	54,162	44,851	154,128	131,593

Income before income taxes	172,225	140,147	484,677	394,636
Income tax expense	27,595	24,136	75,922	55,801
Net income	$144,630	$116,011	$408,755	$338,835

Earnings per share:
Basic	$1.48	$1.19	$4.18	$3.48
Diluted	1.47	1.18	4.16	3.46

Weighted average shares outstanding:
Basic	97,822	97,438	97,739	97,388
Diluted	98,257	98,013	98,178	97,944

Net income	$144,630	$116,011	$408,755	$338,835

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $3,640 and ($1,352) in the three months ended September 30, 2019 and 2018 and $18,685 and ($7,963) in the nine months ended September 30, 2019 and 2018	17,367	(8,201)	91,720	(44,197)
Total other comprehensive income (loss)	17,367	(8,201)	91,720	(44,197)
Comprehensive income	$161,997	$107,810	$500,475	$294,638

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended September 30, 2019	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at June 30, 2019	$1,476	$1,110,893	$45,360	$1,546,563	$—	$2,704,292
Net income				144,630		144,630
Other comprehensive income			17,367			17,367
Dividends and dividend equivalents declared		139		(14,812)		(14,673)
Issuance of management incentive shares	—	—				—
Stock-based compensation expense		4,170				4,170
Treasury stock acquired					(616)	(616)
Cancellation of treasury stock	—	(616)			616	—
Balance at September 30, 2019	$1,476	$1,114,586	$62,727	$1,676,381	$—	$2,855,170

Three Months Ended September 30, 2018	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at June 30, 2018	$1,472	$1,103,448	$(39,248)	$1,037,899	$—	$2,103,571
Net income				116,011		116,011
Other comprehensive loss			(8,201)			(8,201)
Issuance of management incentive shares	—	—				—
Stock-based compensation expense		3,837				3,837
Treasury stock acquired					(79)	(79)
Cancellation of treasury stock	—	(79)			79	—
Balance at September 30, 2018	$1,472	$1,107,206	$(47,449)	$1,153,910	$—	$2,215,139

Nine Months Ended September 30, 2019	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at December 31, 2018	$1,472	$1,110,800	$(28,993)	$1,282,438	$—	$2,365,717
Net income				408,755		408,755
Other comprehensive income			91,720			91,720
Dividends and dividend equivalents declared		139		(14,812)		(14,673)
Issuance of management incentive shares	7	(7)				—
Stock-based compensation expense		12,492				12,492
Treasury stock acquired					(8,841)	(8,841)
Cancellation of treasury stock	(3)	(8,838)			8,841	—
Balance at September 30, 2019	$1,476	$1,114,586	$62,727	$1,676,381	$—	$2,855,170

Nine Months Ended September 30, 2018	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Balance at December 31, 2017	$1,476	$1,127,137	$(3,252)	$815,075	$—	$1,940,436
Net income				338,835		338,835
Other comprehensive loss			(44,197)			(44,197)
Issuance of management incentive shares	6	(6)				—
Stock-based compensation expense		11,269				11,269
Treasury stock acquired					(31,204)	(31,204)
Cancellation of treasury stock	(10)	(31,194)			31,204	—
Balance at September 30, 2018	$1,472	$1,107,206	$(47,449)	$1,153,910	$—	$2,215,139

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Operating Activities
Net income	$408,755	$338,835
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(2,396)	(1,160)
Equity in net loss (income) of other invested assets	238	—
Distribution of income from other invested assets	234	—
Depreciation and amortization	2,768	2,539
Stock-based compensation expense	12,492	11,269
Amortization of premium on investment securities	11,713	10,701
Deferred income tax provision	45,317	35,676
Change in:
Accrued investment income	(900)	(4,318)
Accounts receivable	(2,539)	(5,842)
Deferred policy acquisition costs	46	(805)
Prepaid federal income tax	(44,500)	66,222
Other assets	(7,428)	(2,439)
Reserve for losses and LAE	11,972	6,505
Unearned premium reserve	(5,402)	32,659
Other accrued liabilities	(5,791)	(3,888)
Net cash provided by operating activities	424,579	485,954

Investing Activities
Net change in short-term investments	(98,204)	120,782
Purchase of investments available for sale	(778,937)	(861,042)
Proceeds from maturity of investments available for sale	68,768	82,746
Proceeds from sales of investments available for sale	438,015	241,865
Purchase of other invested assets	(44,637)	(24,751)
Return of investment from other invested assets	882	386
Purchase of property and equipment	(2,301)	(2,947)
Net cash used in investing activities	(416,414)	(442,961)

Financing Activities
Credit facility borrowings	—	15,000
Credit facility repayments	—	(40,000)
Treasury stock acquired	(8,841)	(31,204)
Payment of issuance costs for credit facility	(15)	(516)
Dividends paid	(14,673)	—
Net cash used in financing activities	(23,529)	(56,720)

Net decrease in cash	(15,364)	(13,727)
Cash at beginning of year	64,946	43,524
Cash at end of period	$49,582	$29,797

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(33,005)	$(18,600)
Interest payments	(7,718)	(7,051)

Noncash Transactions
Repayment of borrowings with term loan proceeds	$—	$(100,000)
Lease liabilities arising from obtaining right-of-use assets	385	—

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2019 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2019 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$266,329	$5,310	$(280)	$271,359
U.S. agency securities	33,626	33	(115)	33,544
U.S. agency mortgage-backed securities	815,276	16,261	(1,789)	829,748
Municipal debt securities (1)	341,036	23,133	(29)	364,140
Non-U.S. government securities	46,961	2,974	—	49,935
Corporate debt securities (2)	801,193	23,661	(222)	824,632
Residential and commercial mortgage securities	276,092	8,641	(943)	283,790
Asset-backed securities	325,415	1,023	(1,577)	324,861
Money market funds	252,602	2	—	252,604
Total investments available for sale	$3,158,530	$81,038	$(4,955)	$3,234,613

December 31, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$295,145	$693	$(5,946)	$289,892
U.S. agency securities	33,645	—	(648)	32,997
U.S. agency mortgage-backed securities	649,228	2,520	(14,570)	637,178
Municipal debt securities (1)	481,547	5,351	(3,019)	483,879
Non-U.S. government securities	44,999	285	(283)	45,001
Corporate debt securities (2)	738,964	1,005	(14,768)	725,201
Residential and commercial mortgage securities	122,369	686	(1,217)	121,838
Asset-backed securities	288,371	305	(3,679)	284,997
Money market funds	139,082	1	—	139,083
Total investments available for sale	$2,793,350	$10,846	$(44,130)	$2,760,066

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	74.5%	69.0%
General obligation bonds	21.2	26.0
Certificate of participation bonds	3.5	3.6
Tax allocation bonds	0.8	0.9
Special tax bonds	—	0.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	33.2%	37.1%
Consumer, non-cyclical	21.9	20.7
Communications	10.2	12.6
Energy	8.3	5.7
Consumer, cyclical	7.2	7.6
Utilities	5.8	5.0
Industrial	5.0	4.7
Technology	4.2	3.1
Basic materials	4.2	3.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$35,895	$35,815
Due after 1 but within 5 years	152,282	155,111
Due after 5 but within 10 years	78,152	80,433
Subtotal	266,329	271,359
U.S. agency securities:
Due in 1 year	19,187	19,119
Due after 1 but within 5 years	14,439	14,425
Subtotal	33,626	33,544
Municipal debt securities:
Due in 1 year	2,000	2,001
Due after 1 but within 5 years	19,681	20,415
Due after 5 but within 10 years	176,809	187,511
Due after 10 years	142,546	154,213
Subtotal	341,036	364,140
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	19,838	20,700
Due after 5 but within 10 years	25,897	27,971
Due after 10 years	1,226	1,264
Subtotal	46,961	49,935
Corporate debt securities:
Due in 1 year	131,346	131,506
Due after 1 but within 5 years	402,210	411,088
Due after 5 but within 10 years	247,608	261,718
Due after 10 years	20,029	20,320
Subtotal	801,193	824,632
U.S. agency mortgage-backed securities	815,276	829,748
Residential and commercial mortgage securities	276,092	283,790
Asset-backed securities	325,415	324,861
Money market funds	252,602	252,604
Total investments available for sale	$3,158,530	$3,234,613

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Realized gross gains	$1,326	$574	$3,920	$1,883
Realized gross losses	173	50	1,409	723

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2019 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$25,953	$(95)	$60,133	$(185)	$86,086	$(280)
U.S. agency securities	—	—	27,438	(115)	27,438	(115)
U.S. agency mortgage-backed securities	72,811	(254)	150,037	(1,535)	222,848	(1,789)
Municipal debt securities	7,608	(23)	724	(6)	8,332	(29)
Corporate debt securities	40,165	(151)	46,756	(71)	86,921	(222)
Residential and commercial mortgage securities	65,473	(877)	5,342	(66)	70,815	(943)
Asset-backed securities	95,967	(376)	90,895	(1,201)	186,862	(1,577)
Total	$307,977	$(1,776)	$381,325	$(3,179)	$689,302	$(4,955)

	Less than 12 months		12 months or more		Total
December 31, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$45,505	$(215)	$165,015	$(5,731)	$210,520	$(5,946)
U.S. agency securities	—	—	32,997	(648)	32,997	(648)
U.S. agency mortgage-backed securities	106,177	(1,070)	341,579	(13,500)	447,756	(14,570)
Municipal debt securities	114,442	(1,176)	104,930	(1,843)	219,372	(3,019)
Non-U.S. government securities	13,497	(283)	—	—	13,497	(283)
Corporate debt securities	381,912	(7,538)	231,124	(7,230)	613,036	(14,768)
Residential and commercial mortgage securities	51,477	(650)	13,321	(567)	64,798	(1,217)
Asset-backed securities	217,546	(3,165)	29,852	(514)	247,398	(3,679)
Total	$930,556	$(14,097)	$918,818	$(30,033)	$1,849,374	$(44,130)

The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates as well as changes in credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded an other-than-temporary impairment of $0.1 million in the nine months ended September 30, 2019 on securities in an unrealized loss position. The impairment resulted from our intent to sell the security subsequent to the reporting date. There were no other-than-temporary impairments in each of the three and nine months ended September 30, 2018.

The Company's other invested assets at September 30, 2019 and December 31, 2018 totaled $75.3 million and $31.0 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.5 million at September 30, 2019 and $8.9 million at December 31, 2018. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $745.3 million at September 30, 2019 and $759.9 million at December 31, 2018. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $6.4 million at September 30, 2019 and $3.4 million at December 31, 2018. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

commitment. The fair value of the assets on deposit was $6.4 million at September 30, 2019 and $6.3 million at December 31, 2018.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Fixed maturities	$20,710	$16,476	$60,633	$44,615
Short-term investments	1,365	910	3,733	2,959
Gross investment income	22,075	17,386	64,366	47,574
Investment expenses	(971)	(740)	(2,801)	(2,080)
Net investment income	$21,104	$16,646	$61,565	$45,494

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net premiums written:
Direct	$208,567	$178,379	$589,081	$515,887
Ceded (1)	(10,263)	(3,158)	(24,729)	(7,037)
Net premiums written	$198,304	$175,221	$564,352	$508,850

Net premiums earned:
Direct	$213,736	$169,833	$594,483	$483,228
Ceded (1)	(10,263)	(3,158)	(24,729)	(7,037)
Net premiums earned	$203,473	$166,675	$569,754	$476,191

(1)	Net of profit commission.

Quota Share Reinsurance

Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. Should Essent Guaranty not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn would increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $320 million as of September 30, 2019.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Excess of Loss Reinsurance

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

The following tables summarizes Essent Guaranty's excess of loss reinsurance agreements as of September 30, 2019:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026

(1)	If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.

(2)	If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of September 30, 2019:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$28,837,920	$7,792,455	$310,282	$—		$310,282	$208,111
2017	31,405,043	7,900,590	368,705	165,167	(3)	533,872	223,323
2018	38,517,421	9,680,628	473,184	118,650	(4)	591,834	253,521
Total	$98,760,384	$25,373,673	$1,152,171	$283,817		$1,435,988	$684,955

(3)	Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.

(4)	Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative included in other assets on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of September 30, 2019:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$368,705	$1,643	$10,387	$12,030
Radnor Re 2019-1 Ltd.	473,184	513	15,837	16,350
Radnor Re 2019-2 Ltd.	310,282	(332)	10,026	9,694
Total	$1,152,171	$1,824	$36,250	$38,074

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

($ in thousands)	2019	2018
Reserve for losses and LAE at beginning of period	$49,464	$46,850
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of period	49,464	46,850
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	37,904	25,199
Prior years	(15,847)	(12,625)
Net incurred losses and LAE during the current period	22,057	12,574
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	657	620
Prior years	9,428	5,449
Net loss and LAE payments during the current period	10,085	6,069
Net reserve for losses and LAE at end of period	61,436	53,355
Plus: Reinsurance recoverables	—	—
Reserve for losses and LAE at end of period	$61,436	$53,355

Loans in default at end of period	5,232	3,538

For the nine months ended September 30, 2019, $9.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $15.8 million favorable prior year development during the nine months ended September 30, 2019. Reserves remaining as of September 30, 2019 for prior years are $24.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2018, $5.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $12.6 million favorable prior year development during the nine months ended September 30, 2018. Reserves remaining as of September 30, 2018 for prior years were $28.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $500 million. The Credit Facility provides for a $275 million revolving credit facility, $225 million of term loans and a $100 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at September 30, 2019 was 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 13). The borrowings under the Credit Facility contractually mature on May 17, 2021. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Facility, including its covenants. As of September 30, 2019, the Company was in compliance with the covenants and $225 million had been borrowed under the Credit Facility with a weighted average interest rate of 4.05%. As of December 31, 2018, $225 million had been borrowed with a weighted average interest rate of 4.43%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million and $0.1 million related to remedies for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2019 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2019, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents lease cost and other lease information as of September 30, 2019:

Nine Months Ended September 30,
($ in thousands)	2019
Lease cost:
Operating lease cost	$1,808
Short-term lease cost	96
Sublease income	(96)
Total lease cost	$1,808

Other information:
Weighted average remaining lease term - operating leases	4.9 years
Weighted average discount rate - operating leases	4.1%

The following table presents a maturity analysis of our lease liabilities as follows at September 30, 2019:

(In thousands)
2019 (October 1 through December 31)	$693
2020	2,759
2021	2,778
2022	2,801
2023	2,553
2024 and thereafter	1,963
Total lease payments to be paid	13,547
Less: Future interest expense	(1,346)
Present value of lease liabilities	$12,201

The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2018:

Year Ended December 31 (In thousands)
2019	$2,674
2020	2,628
2021	2,657
2022	2,711
2023	2,553
2024 and thereafter	1,963
Total minimum payments required	$15,186

Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2019 under the non-cancelable sublease.

Note 8. Capital Stock

Dividends

During the third quarter of 2019, the Board of Directors declared Essent's inaugural quarterly cash dividend of $0.15 per common share which was paid in September 2019. In November 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on December 16, 2019, to shareholders of record on December 4, 2019.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation

In connection with the IPO in 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting.

The following table summarizes nonvested common share and nonvested common share unit activity for the nine months ended September 30, 2019:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	482	$29.49	207	$32.82	449	$34.35
Granted	141	45.32	90	40.98	145	42.20
Vested	(229)	17.69	(128)	27.37	(220)	31.19
Forfeited	—	N/A	—	N/A	(8)	35.36
Outstanding at September 30, 2019	394	$42.02	169	$41.31	366	$39.34

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The total fair value on the vesting date of nonvested shares or share units that vested was $24.9 million and $75.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $21.5 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2019 and we expect to recognize the expense over a weighted average period of 2.0 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 205,500 in the nine months ended September 30, 2019. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2019.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Compensation expense	$4,170	$3,837	$12,492	$11,269
Income tax benefit	792	713	2,347	2,098

Note 10. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$144,630	$116,011	$408,755	$338,835

Basic weighted average shares outstanding	97,822	97,438	97,739	97,388
Dilutive effect of nonvested shares	435	575	439	556
Diluted weighted average shares outstanding	98,257	98,013	98,178	97,944

Basic earnings per share	$1.48	$1.19	$4.18	$3.48
Diluted earnings per share	$1.47	$1.18	$4.16	$3.46

There were 203 and 11,445 antidilutive shares for the three months ended September 30, 2019 and 2018, respectively and 52,766 and 164,874 antidilutive shares for the nine months ended September 30, 2019 and 2018, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of September 30, 2019 and 2018, 100% of the dilutive performance-based share awards would be issuable under the terms of the arrangements at each date if September 30 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$56,122	$(10,762)	$45,360	$(44,456)	$5,208	$(39,248)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	22,160	(3,883)	18,277	(9,029)	1,241	(7,788)
Less: Reclassification adjustment for gains included in net income (1)	(1,153)	243	(910)	(524)	111	(413)
Net unrealized gains (losses) on investments	21,007	(3,640)	17,367	(9,553)	1,352	(8,201)
Other comprehensive income (loss)	21,007	(3,640)	17,367	(9,553)	1,352	(8,201)
Balance at end of period	$77,129	$(14,402)	$62,727	$(54,009)	$6,560	$(47,449)

	Nine Months Ended September 30,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(33,276)	$4,283	$(28,993)	$(1,849)	$(1,403)	$(3,252)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	112,801	(19,165)	93,636	(51,000)	7,686	(43,314)
Less: Reclassification adjustment for gains included in net income (1)	(2,396)	480	(1,916)	(1,160)	277	(883)
Net unrealized gains (losses) on investments	110,405	(18,685)	91,720	(52,160)	7,963	(44,197)
Other comprehensive income (loss)	110,405	(18,685)	91,720	(52,160)	7,963	(44,197)
Balance at end of period	$77,129	$(14,402)	$62,727	$(54,009)	$6,560	$(47,449)

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Note 12. Fair Value of Financial Instruments

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

September 30, 2019 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$271,359	$—	$—	$271,359
U.S. agency securities	—	33,544	—	33,544
U.S. agency mortgage-backed securities	—	829,748	—	829,748
Municipal debt securities	—	364,140	—	364,140
Non-U.S. government securities	—	49,935	—	49,935
Corporate debt securities	—	824,632	—	824,632
Residential and commercial mortgage securities	—	283,790	—	283,790
Asset-backed securities	—	324,861	—	324,861
Money market funds	252,604	—	—	252,604
Total assets at fair value (1)	$523,963	$2,710,650	$—	$3,234,613

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

Note 13. Statutory Accounting

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

(In thousands)	2019	2018
Essent Guaranty
Statutory net income	$323,300	$275,130
Statutory surplus	985,266	832,403
Contingency reserve liability	1,122,694	853,422

Essent PA
Statutory net income	$6,285	$7,087
Statutory surplus	52,133	48,390
Contingency reserve liability	51,975	47,294

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

At September 30, 2019 and 2018, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2019, Essent Guaranty increased its contingency reserve by $206.1 million and Essent PA increased its contingency reserve by $3.4 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the nine months ended September 30, 2019 or 2018.

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

Essent Re's statutory capital and surplus was $908.1 million as of September 30, 2019 and $798.5 million as of December 31, 2018. Essent Re's statutory net income was $128.2 million and $100.6 million for the nine months ended September 30, 2019 and 2018, respectively. Statutory capital and surplus as of September 30, 2019 and December 31, 2018 and statutory net income in the nine months ended September 30, 2019 and 2018 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2018 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength of Essent Guaranty is rated BBB+ with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best. On October 17, 2019, Moody’s Investors Service (“Moody's”) upgraded its rating of Essent Guaranty to A3 with a stable outlook.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 386 employees as of September 30, 2019. We generated new insurance written, or NIW, of approximately $18.7 billion and $47.7 billion for the three and nine months ended September 30, 2019, respectively, compared to approximately $13.9 billion and $36.1 billion for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had approximately $161.0 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of September 30, 2019, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $849.2 million of risk. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency ("FHFA"), implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. See additional discussion in “— Liquidity and Capital Resources —Private Mortgage Insurer Eligibility Requirements.”

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of passive foreign investment companies ("PFICs"). The proposed regulations provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. The Company is evaluating the potential impact of these proposed regulations to its shareholders and business operations.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2019 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2019, monthly and single premium policies comprised 88.6% and 11.4% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 82.1% at September 30, 2019. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2019. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. As of September 30, 2019, 73% of our IIF relates to business written since January 1, 2017 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses, to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2019, 73% of our IIF relates to business written since January 1, 2017 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

Our most significant expense is compensation and benefits for our employees, which represented 58% and 57% of other underwriting and operating expenses for the three and nine months ended September 30, 2019, respectively, compared to 59% and 61% of other underwriting and operating expenses for the three and nine months ended September 30, 2018, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2019 and 2018 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
IIF, beginning of period	$153,317,157	$122,501,246	$137,720,786	$110,461,950
NIW - Flow	18,719,876	13,913,191	47,638,688	36,099,983
NIW - Bulk	6,133	—	90,659	—
Cancellations	(11,080,974)	(5,164,480)	(24,487,941)	(15,311,976)
IIF, end of period	$160,962,192	$131,249,957	$160,962,192	$131,249,957
Average IIF during the period	$157,515,524	$127,052,216	$148,686,498	$119,685,365
RIF, end of period	$38,784,584	$32,361,782	$38,784,584	$32,361,782

The following is a summary of our IIF at September 30, 2019 by vintage:

($ in thousands)	$	%
2019 (through September 30)	$45,921,796	28.5%
2018	39,296,715	24.4
2017	32,393,422	20.1
2016	20,690,611	12.9
2015	10,836,143	6.7
2014 and prior	11,823,505	7.4
	$160,962,192	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For each of the three and nine months ended September 30, 2019, our average net premium rate was 0.49% as compared to 0.50% and 0.51% for the three and nine months ended September 30, 2018, respectively. In 2018 and 2019, Essent Guaranty entered into third-party reinsurance agreements, and in June 2018, we announced a reduction in pricing on our published rates effective for future NIW. We anticipate that the continued use of third-party reinsurance and the announced pricing reductions on future NIW will reduce our average net premium rate in future periods.

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

As of September 30, 2019, our combined net risk in force for our U.S. insurance companies was $29.6 billion and our combined statutory capital was $2.2 billion, resulting in a risk-to-capital ratio of 13.4 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Net premiums written	$198,304	$175,221	$564,352	$508,850
Decrease (increase) in unearned premiums	5,169	(8,546)	5,402	(32,659)
Net premiums earned	203,473	166,675	569,754	476,191
Net investment income	21,104	16,646	61,565	45,494
Realized investment gains, net	1,153	524	2,396	1,160
Other income	657	1,153	5,090	3,384
Total revenues	226,387	184,998	638,805	526,229

Losses and expenses:
Provision for losses and LAE	9,990	5,452	22,057	12,574
Other underwriting and operating expenses	41,588	36,899	124,138	111,451
Interest expense	2,584	2,500	7,933	7,568
Total losses and expenses	54,162	44,851	154,128	131,593
Income before income taxes	172,225	140,147	484,677	394,636
Income tax expense	27,595	24,136	75,922	55,801
Net income	$144,630	$116,011	$408,755	$338,835

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

For the three months ended September 30, 2019, we reported net income of $144.6 million, compared to net income of $116.0 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we reported net income of $408.8 million, compared to net income of $338.8 million for the nine months ended September 30, 2018. The increases in our operating results in 2019 over the same periods in 2018 were primarily due to increases in net premiums earned associated with the growth of our IIF and increases in net investment income, partially offset by increases in the provision for losses and LAE, other underwriting and operating expenses and income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended September 30, 2019 by 22%, compared to the three months ended September 30, 2018 primarily due to the increase in our average IIF from $127.1 billion at September 30, 2018 to $157.5 billion at September 30, 2019, partially offset by a decrease in average net premium rate from 0.50% for the three months ended September 30, 2018 to 0.49% for the three months ended September 30, 2019. Net premiums earned increased in the nine months ended September 30, 2019 by 20% compared to the nine months ended September 30, 2018 due to the increase in our average IIF from $119.7 billion at September 30, 2018 to $148.7 billion at September 30, 2019, partially offset by a decrease in the average net premium rate from 0.51% in the nine months ended September 30, 2018 to 0.49% in the nine months ended September 30, 2019. The decrease in the average net premium rate during the three and nine months ended September 30, 2019 is primarily due to an increase in premiums ceded under third-party reinsurance agreements along with changes in the mix of the mortgages we insure and changes in our pricing, partially offset by an increase in premiums earned on the cancellation of non-refundable single premium policies in the respective periods.

Net premiums written increased by 13% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and increased by 11% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in net written premiums in the three and nine months ended September 30, 2019 was primarily due to an increase in average IIF in the respective periods, partially offset by a decrease in new single premium policies written, an increase in premiums ceded under third-party reinsurance agreements, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended September 30, 2019 and 2018, unearned premiums decreased by $5.2 million and increased by $8.5 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $26.5 million and $28.8 million, respectively, which was partially offset by $31.7 million and $20.3 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2019 and 2018, unearned premiums decreased by $5.4 million and increased by $32.7 million, respectively. This was a result of net premiums written on single premium policies of $73.0 million and $91.8 million, respectively, which was partially offset by $78.4 million and $59.1 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Fixed maturities	$20,710	$16,476	$60,633	$44,615
Short-term investments	1,365	910	3,733	2,959
Gross investment income	22,075	17,386	64,366	47,574
Investment expenses	(971)	(740)	(2,801)	(2,080)
Net investment income	$21,104	$16,646	$61,565	$45,494

The increase in net investment income for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $3.1 billion for the three months ended September 30, 2019 from $2.7 billion for the three months ended September 30, 2018. The average cash and investment portfolio balance was $3.0 billion for the nine months ended September 30, 2019 compared to $2.5 billion for the nine months ended September 30, 2018. The increase in the average cash and investment portfolio in both periods was primarily due to investing cash flows from operations. The pre-tax investment income yield increased from 2.6% and 2.5% in the three and nine months ended September 30, 2018, respectively, to 2.8% in each of the three and nine months ended September 30, 2019 primarily due to an increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income includes fees earned for information technology and customer support services provided to Triad, contract underwriting revenues, underwriting consulting services to third-party reinsurers and changes in the fair value of embedded derivatives contained in certain of our reinsurance agreements. The decrease in other income for the three months ended September 30, 2019 and increase for the nine months ended September 30, 2019 as compared to the same periods in 2018 were primarily due to the changes in fair value of the embedded derivatives.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE was $10.0 million and $5.5 million in the three months ended September 30, 2019 and 2018, respectively, and $22.1 million and $12.6 million in the nine months ended September 30, 2019 and 2018, respectively. The increases in the provision for losses and LAE in the three and nine months ended September 30, 2019 as compared to the same periods in 2018 were primarily due to increases in the number of insured loans in default in the current period and were also impacted by changes in the age and composition of the insured loans in default. The following table presents a rollforward of insured loans in default for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning default inventory	4,405	3,519	4,024	4,783
Plus: new defaults	3,711	2,285	9,478	5,980
Less: cures	(2,776)	(2,201)	(7,958)	(7,043)
Less: claims paid	(103)	(64)	(297)	(179)
Less: rescissions and denials, net	(5)	(1)	(15)	(3)
Ending default inventory	5,232	3,538	5,232	3,538

The increase in the number of defaults at September 30, 2019 compared to September 30, 2018 was primarily due to the increase in our IIF and policies in force and further seasoning of our insurance portfolio, partially offset by the previously identified hurricane-related defaults that have cured subsequent to September 30, 2018. A total of 163 previously identified hurricane-related defaults cured between October 1, 2018 and December 31, 2018.

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of September 30,
	2019	2018
Case reserves (in thousands) (1)	$56,123	$48,765
Total reserves (in thousands) (1)	$61,346	$53,355
Ending default inventory	5,232	3,538
Average case reserve per default (in thousands)	$10.7	$13.8
Average total reserve per default (in thousands)	$11.7	$15.1
Default rate	0.75%	0.61%
Claims received included in ending default inventory	80	49

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $90 thousand.

The decrease in the average case reserve per default was primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following tables provide a reconciliation of the beginning and ending reserve balances for losses and LAE and a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Reserve for losses and LAE at beginning of period	$55,138	$50,016	$49,464	$46,850
Add provision for losses and LAE occurring in:
Current period	14,722	8,671	37,904	25,199
Prior years	(4,732)	(3,219)	(15,847)	(12,625)
Incurred losses and LAE during the current period	9,990	5,452	22,057	12,574
Deduct payments for losses and LAE occurring in:
Current period	412	409	657	620
Prior years	3,280	1,704	9,428	5,449
Loss and LAE payments during the current period	3,692	2,113	10,085	6,069
Reserve for losses and LAE at end of period	$61,436	$53,355	$61,436	$53,355

	As of September 30, 2019
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,071	59%	$15,212	27%	$162,459	9%
Four to eleven payments	1,665	32	24,588	44	89,965	27
Twelve or more payments	416	8	12,600	22	24,503	51
Pending claims	80	1	3,723	7	4,227	88
Total case reserves (1)	5,232	100%	56,123	100%	$281,154	20
IBNR			4,209
LAE			1,014
Total reserves for losses and LAE (1)			$61,346

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $90 thousand.

	As of September 30, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	1,886	53%	$10,498	22%	$101,755	10%
Four to eleven payments	1,252	36	24,531	50	68,670	36
Twelve or more payments	351	10	11,795	24	20,160	59
Pending claims	49	1	1,941	4	2,212	88
Total case reserves	3,538	100%	48,765	100%	$192,797	25
IBNR			3,657
LAE			933
Total reserves for losses and LAE			$53,355

During the three months ended September 30, 2019, the provision for losses and LAE was $10.0 million, comprised of $14.7 million of current year losses partially offset by $4.7 million of favorable prior years’ loss development. During the three months ended September 30, 2018, the provision for losses and LAE was $5.5 million, comprised of $8.7 million of current year losses partially offset by $3.2 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2019, the provision for losses and LAE was $22.1 million, comprised of $37.9 million of current year losses partially offset by $15.8 million of favorable prior years’ loss development. During the nine months ended September 30, 2018, the provision for losses and LAE was $12.6 million, comprised of $25.2 million of current year losses partially offset by $12.6 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Number of claims paid	103	64	297	179
Amount of claims paid	$3,584	$2,029	$9,691	$5,848
Claim severity	71%	69%	73%	70%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$24,323	58%	$21,615	59%	$70,839	57%	$67,465	61%
Other	17,265	42	15,284	41	53,299	43	43,986	39
Total other underwriting and operating expenses	$41,588	100%	$36,899	100%	$124,138	100%	$111,451	100%

Number of employees at end of period						386		394

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to increased incentive compensation, increased stock compensation expense associated with shares granted in 2019 and increased overtime associated with our increased NIW. Compensation and benefits increased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to an increase in stock compensation expense associated with shares granted in 2018 and 2019, increased incentive compensation and increased overtime associated with our increased NIW, partially offset by a decrease in payroll taxes associated with the full vesting of stock grants issued in 2013 and 2014 during the nine months ended September 30, 2018. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include premium taxes, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and nine months ended September 30, 2019, we incurred interest expense of $2.6 million and $7.9 million, respectively, as compared to $2.5 million and $7.6 million for the three and nine months ended September 30, 2018, respectively. The increase in both periods was primarily due to an increase in the weighted average interest rate for borrowings outstanding. For the three and nine months ended September 30, 2019, the borrowings under the Credit Facility had a weighted average interest rate of 4.34% and 4.45%, respectively, as compared to 4.18% and 3.86% for the three and nine months ended September 30, 2018, respectively. Partially offsetting the increase in the weighted average interest rate for the nine months ended September 30, 2019 was a decrease in the average amount outstanding under the Credit Facility to $225.0 million for the nine months ended September 30, 2019 as compared to $245.4 million for the nine months ended September 30, 2018.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. For interim reporting periods, we use an annual effective tax rate method required under GAAP to calculate the income tax provision. Our income tax expense was $27.6 million and $24.1 million for the three months ended September 30, 2019 and 2018, respectively, and $75.9 million and $55.8 million for the nine months ended September 30, 2019 and 2018, respectively. Income tax expense for the three and nine months ended September 30, 2019 was calculated using an estimated annual effective tax rate of 16.1%, as compared to 16.2% for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, income tax expense includes $1.5 million of expense associated with accrual to return adjustments associated with the completion of the 2017 U.S. federal income tax return. For the nine months ended September 30, 2019 and 2018, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $2.1 million and $9.6 million, respectively. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio and interest income on the portfolio;

•	net premiums that we will receive from our existing IIF as well as policies that we write in the future;

•	borrowings under our Credit Facility; and

•	issuance of capital shares.

Our obligations consist primarily of:

•	claim payments under our policies;

•	interest payments and repayment of borrowings under our Credit Facility;

•	the other costs and operating expenses of our business; and

•	the payment of dividends on our common shares.

As of September 30, 2019, we had substantial liquidity with cash of $49.6 million, short-term investments of $252.6 million and fixed maturity investments of $3.0 billion. We also had $275 million available capacity under the revolving credit component of our Credit Facility, with $225 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At September 30, 2019, net cash and investments at the holding company were $98.2 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at September 30, 2019.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2019, Essent Guaranty had unassigned surplus of approximately $280.0 million. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $13.1 million as of September 30, 2019. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2019, Essent Re had total equity of $908.2 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At September 30, 2019, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$424,579	$485,954
Net cash used in investing activities	(416,414)	(442,961)
Net cash used in financing activities	(23,529)	(56,720)
Net decrease in cash	$(15,364)	$(13,727)

Operating Activities

Cash flow provided by operating activities totaled $424.6 million for the nine months ended September 30, 2019, as compared to $486.0 million for the nine months ended September 30, 2018. The decrease in cash flow provided by operating activities of $61.4 million was primarily due to an increase in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) purchased during 2019, partially offset by an increase in premiums collected during 2019.

Investing Activities

Cash flow used in investing activities totaled $416.4 million and $443.0 million for the nine months ended September 30, 2019 and 2018, respectively. In both periods, cash flow used in investing activities primarily related to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $23.5 million for the nine months ended September 30, 2019, primarily related to our inaugural quarterly cash dividend paid in September and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $56.7 million for the nine months ended September 30, 2018, primarily related to treasury stock acquired from employees to satisfy tax withholding obligations and $25 million of net repayments of borrowings under the Credit Facility.

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

During the nine months ended September 30, 2019, Essent Re paid a dividend to Essent Group Ltd. of $40 million to increase holding company liquidity. No capital contributions were made to our U.S. insurance subsidiaries during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, Essent US Holdings, Inc. ("Essent Holdings") made capital contributions to Essent Guaranty of $15 million to support new and existing business and Essent Guaranty paid a dividend to Essent Holdings of $40 million which was used to pay down the borrowings remaining under the revolving component of the Credit Facility.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through 2018. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of September 30, 2019 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,037,672
Contingency reserves	1,174,669
Combined statutory capital	$2,212,341
Combined net risk in force	$29,622,379
Combined risk-to-capital ratio	13.4:1

For additional information regarding regulatory capital, see Note 13 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty plus Essent PA, after eliminating the impact of intercompany transactions. The combined risk-to-capital ratio equals the sum of the net risk in force of Essent Guaranty and Essent PA divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance Commissioners Accounting Practices and Procedures Manual. Such practices vary from accounting principles generally accepted in the United States.

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. As of September 30, 2019, Essent Re had total stockholders’ equity of $908.2 million and net risk in force of $10.0 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. On October 17, 2019, Moody’s Investors Service (“Moody's”) upgraded its rating of Essent Guaranty to A3 with a stable outlook. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of September 30, 2019, Essent Guaranty's Available Assets were $2.21 billion and its Minimum Required Assets were $1.39 billion based on our interpretation of PMIERs 2.0.

Financial Condition

Stockholders’ Equity

As of September 30, 2019, stockholders’ equity was $2.9 billion, compared to $2.4 billion as of December 31, 2018. This increase was primarily due to net income generated in 2019 and an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

As of September 30, 2019, investments totaled $3.3 billion compared to $2.8 billion as of December 31, 2018. In addition, our total cash was $49.6 million as of September 30, 2019, compared to $64.9 million as of December 31, 2018. The increase in investments was primarily due to investing net cash flows from operations during the nine months ended September 30, 2019.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$271,359	8.4%	$289,892	10.5%
U.S. agency securities	33,544	1.0	32,997	1.2
U.S. agency mortgage-backed securities	829,748	25.7	637,178	23.1
Municipal debt securities(1)	364,140	11.3	483,879	17.5
Non-U.S. government securities	49,935	1.5	45,001	1.6
Corporate debt securities(2)	824,632	25.5	725,201	26.3
Residential and commercial mortgage securities	283,790	8.8	121,838	4.4
Asset-backed securities	324,861	10.0	284,997	10.3
Money market funds	252,604	7.8	139,083	5.1
Total Investments Available for Sale	$3,234,613	100.0%	$2,760,066	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	74.5%	69.0%
General obligation bonds	21.2	26.0
Certificate of participation bonds	3.5	3.6
Tax allocation bonds	0.8	0.9
Special tax bonds	—	0.5
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	33.2%	37.1%
Consumer, non-cyclical	21.9	20.7
Communications	10.2	12.6
Energy	8.3	5.7
Consumer, cyclical	7.2	7.6
Utilities	5.8	5.0
Industrial	5.0	4.7
Technology	4.2	3.1
Basic materials	4.2	3.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	September 30, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,749,369	54.1%	$1,362,781	49.4%
Aa1	105,705	3.3	124,435	4.5
Aa2	147,510	4.6	196,218	7.1
Aa3	168,089	5.2	143,315	5.2
A1	203,054	6.3	222,073	8.0
A2	192,752	5.9	199,238	7.2
A3	170,128	5.3	146,300	5.3
Baa1	195,789	6.0	162,695	5.9
Baa2	168,371	5.2	140,168	5.1
Baa3	72,529	2.2	26,805	1.0
Below Baa3	61,317	1.9	36,038	1.3
Total Investments Available for Sale	$3,234,613	100.0%	$2,760,066	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$862,760	26.7%	$529,545	19.2%
1 to < 2 Years	367,167	11.3	285,060	10.3
2 to < 3 Years	276,459	8.5	251,763	9.1
3 to < 4 Years	385,312	11.9	278,804	10.1
4 to < 5 Years	370,529	11.5	429,005	15.6
5 or more Years	972,386	30.1	985,889	35.7
Total Investments Available for Sale	$3,234,613	100.0%	$2,760,066	100.0%

Top Ten Investments Available for Sale Holdings

	September 30, 2019
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 2.625% 7/15/2021	$36,788	$36,152	$636	Aaa
2	Fannie Mae 3.500% 1/1/2058	31,777	31,332	445	Aaa
3	U.S. Treasury 5.250% 11/15/2028	30,153	29,005	1,148	Aaa
4	U.S. Treasury 2.625% 6/30/2023	27,510	26,370	1,140	Aaa
5	Fannie Mae 4.500% 5/1/2048	17,696	17,045	651	Aaa
6	U.S. Treasury 1.500% 8/15/2026	17,361	17,443	(82)	Aaa
7	Freddie Mac 4.500% 4/1/2049	17,156	17,139	17	Aaa
8	Freddie Mac 4.000% 5/15/2050	15,634	15,406	228	Aaa
9	Fannie Mae 4.000% 5/1/2056	13,639	12,825	814	Aaa
10	Fannie Mae 4.500% 11/1/2048	11,904	11,134	770	Aaa
Total		$219,618	$213,851	$5,767
Percent of Investments Available for Sale		6.8%

(1)
As of September 30, 2019, for securities in unrealized loss positions, management believes decline in fair values are principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2019:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
State of Texas	$8,371	$7,999	Baa1
City of Houston	7,380	6,826	Aa3
The Texas A&M University System	6,288	6,001	Aaa
University of Houston System	3,361	3,247	Aa2
City of Austin	2,374	2,162	Aa3
Dallas/Fort Worth International Airport	2,360	2,192	A1
North Texas Municipal Water District	2,060	1,981	Aaa
Harris County Cultural Education	2,001	2,000	A1
City of Dallas	1,852	1,690	Aa3
Tarrant Regional Water District	1,556	1,469	Aaa
Fort Worth TX W&S Revenue	1,543	1,498	Aa1
City of San Antonio	1,321	1,200	A1
City of Corpus Christi	1,172	1,086	A1
Harris County Toll Road Authority	1,075	1,048	Aa2
County of Fort Bend	858	810	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	637	595	A3
San Jacinto Community College District	588	552	Aa3
	$44,797	$42,356

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
City of New York	$7,143	$6,539	Aa1
The Port Authority of New York and New Jersey	6,020	5,629	Aa3
New York City Transitional Finance Authority	5,506	5,145	Aa2
Metropolitan Transportation Authority	4,397	4,101	A1
New York State Urban Development Corporation	3,122	2,928	Aa1
The Dormitory Authority of the State of New York	3,052	2,899	Aa1
TSASC, Inc.	2,431	2,207	A2
County of Nassau	2,218	2,026	A2
Public Service Enterprise Group, Inc.	1,903	1,781	A2
Town of Oyster Bay	1,105	1,056	Aa2
Syracuse Industrial Development Agency	339	339	Ba2
	$37,236	$34,650

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Radnor Re 2018-1 Ltd., Radnor Re 2019-1 Ltd. and Radnor Re 2019-2 Ltd. are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of September 30, 2019, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $36.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2019, the effective duration of our investments available for sale was 3.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.3% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 3.6 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.6% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2019. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	12,367	$48.02	—	—
August 1 - August 31, 2019	—	N/A	—	—
September 1 - September 30, 2019	—	N/A	—	—
Total	12,367		—	—

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: November 8, 2019	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 8, 2019	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2019	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)