Form 10-K
period 2019-12-31
Essent Group Ltd.
filed 2020-02-18
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $4,489,438,603 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 10, 2020 was 98,450,053.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2020 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

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

The forward-looking statements contained in this Annual Report reflect our views as of the date of this Annual Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A "Risk Factors," and in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, without limitation, the following:

•	changes in or to Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, whether through Federal legislation, restructurings or a shift in business practices;

•	failure to continue to meet the mortgage insurer eligibility requirements of the GSEs;

•	competition for our customers or the loss of a significant customer;

•	lenders or investors seeking alternatives to private mortgage insurance;

•	increase in the number of loans insured through Federal government mortgage insurance programs, including those offered by the Federal Housing Administration;

•	decline in the volume of low down payment mortgage originations;

•	uncertainty of loss reserve estimates;

•	decrease in the length of time our insurance policies are in force;

•	deteriorating economic conditions;

•	recently enacted U.S. Federal tax reform and its impact on us, our shareholders and our operations;

•	the definition of "Qualified Mortgage" reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

•	the definition of "Qualified Residential Mortgage" reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

•	the implementation of the Basel III Capital Accord, which may discourage the use of private mortgage insurance;

•	management of risk in our investment portfolio;

•	fluctuations in interest rates;

•	inadequacy of the premiums we charge to compensate for our losses incurred;

•	dependence on management team and qualified personnel;

•	disturbance to our information technology systems;

ii

•	change in our customers' capital requirements discouraging the use of mortgage insurance;

•	declines in the value of borrowers' homes;

•	limited availability of capital or reinsurance;

•	unanticipated claims arise under and risks associated with our contract underwriting program;

•	industry practice that loss reserves are established only upon a loan default;

•	disruption in mortgage loan servicing;

•	risk of future legal proceedings;

•	customers' technological demands;

•	our non-U.S. operations becoming subject to U.S. Federal income taxation;

•	becoming considered a passive foreign investment company for U.S. Federal income tax purposes; and

•	potential restrictions on the ability of our insurance subsidiaries to pay dividends.

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

Private mortgage insurance helps extend affordable home ownership by facilitating the sale of low down payment loans into the secondary market. The GSEs, which are U.S. Federal government-sponsored enterprises, purchase residential mortgages from banks and other lenders and guaranty mortgage-backed securities that are offered to investors in the secondary mortgage market. The GSEs are restricted by their charters from purchasing or guaranteeing low down payment loans, defined as loans with less than a 20% down payment, that are not covered by certain credit protections. Private mortgage insurance satisfies the GSEs' credit protection requirements for low down payment loans, supporting a robust secondary mortgage market in the United States.

Our primary U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., which we refer to as "Essent Guaranty," received its certificate of authority from the Pennsylvania Insurance Department in July 2009. We subsequently acquired our mortgage insurance platform from a former private mortgage insurance industry participant and, in 2010, became the first private mortgage insurer to be approved since 1995 by Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs. We are licensed to write coverage in all 50 states and the District of Columbia.

For the years ended December 31, 2019, 2018 and 2017, we generated new insurance written, or NIW, of approximately $63.6 billion, $47.5 billion and $43.9 billion, respectively. As of December 31, 2019, we had approximately $164.0 billion of insurance in force. Our top ten customers represented approximately 42.8%, 43.5% and 45.8% of our NIW on a flow basis for the years ended December 31, 2019, 2018 and 2017, respectively. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service ("Moody's"), BBB+ with a stable outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2019, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $895.4 million of risk. Essent Re also reinsures 25% of Essent Guaranty, Inc.'s NIW under a quota share reinsurance agreement. The financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team of 387 employees as of December 31, 2019.

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $11.1 trillion of debt outstanding as of September 30, 2019, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $4.9 trillion, or 44.1%, of total U.S. residential mortgage debt outstanding as of September 30, 2019. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 2000 through 2019, an average of 24.7% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2019, total U.S. residential mortgage origination volume was estimated at $2.07 trillion, comprised of $1.27 trillion of purchase originations and $796 billion of refinancing originations. In the years immediately following the 2007-2008 financial crisis, historically low interest rates and special refinance programs, such as the Home Affordable Refinance Program, or HARP, caused refinancing volume to significantly outpace purchase originations. Purchase originations, however, have accounted for an increasing percentage of the overall mortgage market in recent years as favorable housing market fundamentals have stimulated growth in home buying activity and a general trend over the past 10 years of rising interest rates has slowed refinancing volume over that period.

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
Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. In 2007, private mortgage insurance represented 77.3% of insured mortgages and covered 15.5% of the total residential mortgage origination volume. As a result of the 2007-2008 financial crisis, government agencies began to insure an increasing percentage of the market as incumbent private insurers came under significant financial stress. By 2009, private mortgage insurance represented only 15.4% of the insured mortgage market and covered 4.1% of the total residential mortgage origination volume.
The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2019, private mortgage insurance increased to an estimated 46% of the total insured market and covered 19% of the total mortgage origination volume. These gains have been driven in part by the improved financial position of incumbent insurers, the influx of private capital into the sector to support post-crisis entrants such as Essent, and aggregate increase since 2010 in the mortgage insurance premium rates and upfront fees charged for FHA insurance.
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
_______________________________________________________________________________
Source:    Inside Mortgage Finance

Private mortgage insurance NIW ($ in billions)
_______________________________________________________________________________
Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011 through 2019, private mortgage insurance penetration includes private mortgage insurance NIW originated under HARP.
Competition
The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of pricing, customer relationships, underwriting guidelines, terms and conditions, financial strength, reputation, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of six active private mortgage insurers: Essent Guaranty, Arch Mortgage Insurance Company, Genworth Financial, Inc., Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation and Radian Guaranty Inc.
We and other private mortgage insurers compete directly with Federal and state governmental and quasi-governmental agencies that provide mortgage insurance, principally, the FHA and, to a lesser degree, the VA. As discussed above, the FHA's share of the mortgage insurance market increased as a result of the 2007-2008 financial crisis, and since 2009 has decreased as the private mortgage insurance industry has recovered and FHA premiums have increased in the aggregate. In addition to competition from the FHA and the VA, we and other private mortgage insurers currently face limited competition from state-sponsored mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.
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
As of December 31, 2019, substantially all of our policies are monthly or single premium policies.
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
The GSEs have implemented certain guidelines that may provide more flexibility to certain borrowers to cancel mortgage insurance than is required for such loans under HOPA. For example, borrowers may request termination of mortgage insurance based on the current value of the property if certain loan-to-value and seasoning requirements are met and the borrower has an acceptable payment history. For loans seasoned between two and five years, the loan-to-value ratio must be 75% or less, and for loans seasoned more than five years, the loan-to-value ratio must be 80% or less. If the borrower has made substantial improvements to the property, the GSEs allow for cancellation once the loan-to-value ratio reaches 80% or less with no minimum seasoning requirement. In addition, GSE servicing guidelines currently require servicers to cancel BPMI on second homes with a 78% loan-to-value ratio, whereas HOPA applies to principal residences and excludes second homes.
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
The GSEs and the FHFA have adopted revised Rescission Relief Principles which require mortgage insurers to implement conforming master policies in 2020. Effective March 1, 2020, we will implement a new master policy that will implement the revised Rescission Relief Principles. The new master policy will add requirements that rescission relief be provided for loans that are current after 60 payments and permit provision of rescission relief concurrent with independent validation of representations, including validation by use of duly approved automated tools. The new master policy will also reserve rescission rights with respect to fraud committed by any party in connection with the origination or closing of a loan or application for mortgage insurance (provided, however, that the exclusion for fraud by borrowers may be sunset after the borrower has made 12 timely payments) and certain patterns of fraud or data inaccuracies and permit the mortgage insurer to offer certain alternatives to rescission. See "Risk Factors—Risks Relating to Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
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
Bermuda-Based Insurance and Reinsurance
We offer mortgage-related insurance and reinsurance through Essent Re, a Class 3A insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. Essent Re provides insurance or reinsurance relating to the GSE risk share and other reinsurance transactions. Essent Re also reinsures 25% of Essent Guaranty's NIW under a quota share reinsurance agreement. Essent Re also provides underwriting consulting services to third-party reinsurers through its wholly-owned subsidiary, Essent Agency (Bermuda) Ltd.
Our Mortgage Insurance Portfolio
All of our policies in force were written since May 2010. The following data presents information on our primary mortgage insurance portfolio for policies written by Essent Guaranty.

Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2019, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2019	$59,475,337	36.3%
2018	35,318,382	21.5
2017	29,606,165	18.1
2016	19,022,616	11.6
2015	9,896,050	6.0
2014 and prior	10,687,303	6.5
	$164,005,853	100.0%
Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2019 and 2018. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2019		2018
>=760	$68,123,523	41.5%	$59,249,659	43.0%
740-759	27,886,603	17.0	22,843,145	16.6
720-739	24,069,139	14.7	19,898,885	14.5
700-719	19,183,219	11.7	15,714,206	11.4
680-699	13,713,164	8.4	11,299,829	8.2
<=679	11,030,205	6.7	8,715,062	6.3
Total	$164,005,853	100.0%	$137,720,786	100.0%

	December 31,
Gross RIF (1) by FICO score ($ in thousands)	2019		2018
>=760	$17,082,683	41.3%	$14,789,783	42.9%
740-759	7,056,654	17.0	5,736,432	16.6
720-739	6,150,334	14.9	5,036,063	14.6
700-719	4,873,597	11.8	3,943,925	11.4
680-699	3,491,755	8.4	2,846,297	8.3
<=679	2,747,927	6.6	2,129,948	6.2
Total	$41,402,950	100.0%	$34,482,448	100.0%
_______________________________________________________________________________

(1)	Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2019		2018
85.00% and below	$17,128,008	10.5%	$15,123,578	11.0%
85.01% to 90.00%	46,771,386	28.5	41,020,839	29.8
90.01% to 95.00%	76,611,494	46.7	66,028,990	47.9
95.01% and above	23,494,965	14.3	15,547,379	11.3
Total	$164,005,853	100.0%	$137,720,786	100.0%

	December 31,
Gross RIF (1) by LTV ($ in thousands)	2019		2018
85.00% and below	$1,977,361	4.8%	$1,741,823	5.1%
85.01% to 90.00%	11,249,383	27.2	9,819,171	28.5
90.01% to 95.00%	21,981,598	53.1	18,912,421	54.8
95.01% and above	6,194,608	14.9	4,009,033	11.6
Total	$41,402,950	100.0%	$34,482,448	100.0%
_______________________________________________________________________________

(1)	Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2019		2018
FRM 30 years and higher	$154,905,519	94.5%	$128,083,429	93.0%
FRM 20-25 years	2,854,560	1.7	2,965,782	2.2
FRM 15 years	3,300,715	2.0	3,445,447	2.5
ARM 5 years and higher	2,945,059	1.8	3,226,128	2.3
Total	$164,005,853	100.0%	$137,720,786	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2019, only three states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by either IIF or Gross RIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2019 and 2018.

Top Ten States

	December 31,
	2019	2018
IIF by State
CA	10.0%	9.1%
TX	8.6	7.9
FL	7.9	7.4
WA	4.4	4.7
CO	3.7	3.4
IL	3.7	3.8
NJ	3.6	3.8
OH	3.4	3.3
NC	3.3	3.5
AZ	3.3	3.1
All Others	48.1	50.0
Total	100.0%	100.0%

	December 31,
	2019	2018
Gross RIF by State
CA	9.8%	8.9%
TX	8.9	8.1
FL	8.0	7.5
WA	4.4	4.7
CO	3.6	3.3
NJ	3.6	3.7
IL	3.5	3.8
OH	3.3	3.3
NC	3.3	3.5
GA	3.3	3.5
All Others	48.3	49.7
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2019	2018
IIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler, AZ	2.7%	2.6%
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.5	2.5
Chicago-Naperville-Evanston, IL	2.5	2.6
Houston-The Woodlands-Sugar Land, TX	2.4	2.2
Atlanta-Sandy Springs-Alpharetta, GA	2.4	2.5
Denver-Aurora-Lakewood, CO	2.3	2.1
Minneapolis-St. Paul-Bloomington, MN-WI	2.3	2.4
Los Angeles-Long Beach-Glendale, CA	2.0	1.9
Seattle-Bellevue-Kent, WA	2.0	2.2
Dallas-Plano-Irving, TX	2.0	1.8
All Others	76.9	77.2
Total	100.0%	100.0%

	December 31,
	2019	2018
Gross RIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler, AZ	2.7%	2.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.5	2.4
Houston-The Woodlands-Sugar Land, TX	2.5	2.3
Atlanta-Sandy Springs-Alpharetta, GA	2.4	2.6
Chicago-Naperville-Evanston, IL	2.3	2.5
Minneapolis-St. Paul-Bloomington, MN-WI	2.3	2.4
Denver-Aurora-Lakewood, CO	2.3	2.1
Dallas-Plano-Irving, TX	2.0	1.8
Seattle-Bellevue-Kent, WA	2.0	2.2
Los Angeles-Long Beach-Glendale, CA	2.0	1.8
All Others	77.0	77.4
Total	100.0%	100.0%

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

Our top ten customers generated 42.8% of our NIW on a flow basis during the year ended December 31, 2019, compared to 43.5% and 45.8% for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2019, one customer, Quicken Loans Inc., exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

Information Technology and Cybersecurity

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

•	integrating our platform with third-party technology providers used by our customers in their loan origination process and for ordering mortgage insurance;

•	supporting a business rules engine that automatically enforces our eligibility guidelines and pricing rules at the time the mortgage insurance application is submitted; and

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

As for all institutions involved in financial services, information security represents a significant operational risk. To mitigate this risk, Essent has developed and manages comprehensive information security program dedicated to protecting data entrusted to us by our clients as well as our own proprietary corporate information. Essent’s approach is a considered a defense-in-depth strategy, with multiple tiers of security controls and monitoring. Essent has developed our security program using National Institute of Standards and Technology Cybersecurity Framework (the “NIST”) as our benchmark to manage cybersecurity-related risks. Based on NIST, we have designed our security services, including but not limited to, Application Security, Vulnerability Management and Data Protection, Threat Detection and Incident Response. We test our programs effectiveness and readiness through table top exercises, regular external and internal penetration testing, “Red Team” testing and other means to ensure our program is effectively meeting our program goals as designed.

Our commitment to our information security program extends across the organization. We have an information security committee comprised of cross-departmental company executives and IT leaders to ensure that we maintain strong governance mechanisms and to ensure compliance with our security policies and procedures. Additionally, our board of directors, led by the board’s technology, innovation and operations committee, actively oversees our information security program, with Essent's management providing that committee with regular updates and reporting on our IT strategy, including information security strategies and initiatives, event preparedness and incremental improvement efforts. Although our information security program is designed to attempt to prevent, detect and respond to unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur. See “Risk Factors—Risks Relating to Our Business—The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed."

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

Our primary mortgage insurance policies are issued through one of two programs:

•
Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2019, approximately 62% of our insurance in force had been originated on a delegated basis, compared to 62% as of December 31, 2018. See "Risk Factors—Risks Relating to Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•
Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2019, approximately 38% of our insurance in force had been originated on a non-delegated basis, compared to 38% as of December 31, 2018.

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

Reinsurance

We proactively manage our risk exposure and capital in part through the use of third-party reinsurance arrangements. Since 2018, we have entered into several types of reinsurance arrangements:

•
fully collateralized excess of loss reinsurance coverage on mortgage insurance policies that we have already issued with special purpose insurers funding such reinsurance obligations through the issuance of mortgage insurance-linked notes;

•	excess of loss reinsurance arrangements with third party reinsurers on mortgage insurance policies that we have already issued; and

•	quota share reinsurance arrangements in which third party reinsurers agree to prospectively reinsure a pro rata portion of the risk on policies that we write.

We believe that our reinsurance programs offer us a number of benefits, including:

•	hedging against adverse losses in times of stress and mitigation of portfolio risk and volatility through the housing and economic cycle;

•	providing capital relief under the various state insurance risk to capital framework, rating agency capital requirements and GSE PMIERs available asset requirements;

•	providing a diversified source of capital to support and grow our business; and

•	enhancing our counterparty strength and improving the sustainability of our franchise.

For additional information regarding our third-party reinsurance programs, see Note to our consolidated financial statements entitled "Reinsurance" included elsewhere in this Annual Report.

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

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2019 and 2018:

Number of Loans in Default and Default Rate

	December 31,
	2019	2018
Number of policies in force	702,925	608,135
Loans in default	5,947	4,024
Percentage of loans in default	0.85%	0.66%

Loan Defaults by Originating Year

	December 31, 2019			December 31, 2018
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010	1	0.1%	$50	—	—%	$—
2011	18	0.1	872	32	0.2	1,442
2012	84	0.2	3,896	106	0.2	5,193
2013	250	0.3	12,603	281	0.3	14,328
2014	535	0.5	29,568	585	0.5	32,322
2015	669	0.6	36,362	664	0.6	35,307
2016	948	0.7	51,304	900	0.6	49,287
2017	1,623	0.9	81,398	1,160	0.6	60,598
2018	1,398	0.7	76,955	296	0.2	17,012
2019	421	0.2	26,902	N/A	N/A	N/A
Total	5,947		$319,910	4,024		$215,489

We have experienced a low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 23.3 months as of December 31, 2019, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers. During the third quarter of 2017, certain regions of the U.S. experienced hurricanes which impacted our insured portfolio’s performance. Loans in default identified as hurricane-related defaults resulting from those storms totaled 2,288 as of December 31, 2017. In the year ended December 31, 2018, 2,150 of the 2,288 defaults previously identified as hurricane-related cured. Based on our experience to date and prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 90.4% of our total assets at December 31, 2019. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2019, predominantly all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 91.6% of our investments available for sale were managed by external managers as of December 31, 2019. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets (which may be offset in part by third-party reinsurance obtained by private mortgage insurers on terms set forth in the PMIERs) from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. A revised PMIERs framework, which we refer to as "PMIERs 2.0," became effective on March 31, 2019. As of December 31, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

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

In general, state regulation of our insurance business relates to:

•	licenses to transact business;

•	producer licensing;

•	approval of policy forms;

•	approval of premium rates;

•	limits on insurable loans;

•	quarterly, annual and other reports on our financial condition;

•	the basis upon which assets and liabilities must be stated;

•	requirements regarding contingency reserves;

•	minimum capital levels and adequacy ratios;

•	credit for reinsurance;

•	limitations on the types of investment instruments which may be held in our investment portfolio;

•	special deposits of securities;

•	limits on dividends payable;

•	advertising compliance;

•	establishment of reserves;

•	claims handling;

•	cybersecurity;

•	hazardous financial condition; and

•	enterprise risk management.

Mortgage insurance premium rates are regulated to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be actuarially justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and approval by state regulators, except in states where such approval has been exempted by statute or regulation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

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

The NAIC has established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes to the Mortgage Guaranty Insurance Model Act are deemed necessary to the solvency regulation of mortgage guaranty insurers, including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. In December 2019, the MGIWG released for public comment a draft revised Model Act and a proposed risk-based mortgage guaranty capital model.

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

The QM Rule also provides for a second, temporary category that allows for more flexible underwriting requirements. To qualify under the temporary QM definition, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by either of the GSEs (while they remain under FHFA conservatorship), the FHA, the VA, and the U.S. Department of Agriculture Rural Development program. This temporary QM category expires on January 10, 2021, or earlier if the Federal agencies issue their own qualified mortgage rules or, with respect to GSEs, if the FHFA's conservatorship ends. In January 2020, the CFPB director indicated the CFPB's intention to extend this temporary QM definition "until the effective date of the proposed alternative or until one or more of the GSEs exit conservatorship, whichever comes first."

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

The GSEs have implemented certain guidelines that may provide more flexibility to certain borrowers to cancel BPMI than is otherwise required for such loans under HOPA. See "—Our Products and Services—Mortgage Insurance—Primary Mortgage Insurance" above.

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

The New York Department of Financial Services, or NYDFS, has adopted a Cybersecurity Regulation that applies to all individuals and entities licensed by the NYDFS, pursuant to which licensees must file for exemption or submit an annual compliance certification by February 15 of each year. Several other jurisdictions in which we operate have enacted similar laws.

On January 1, 2020, the California Consumer Privacy Act, which we refer to as the "CCPA", became effective. The CCPA applies to any company that does business in California and meets certain threshold requirements. The CCPA creates a new privacy framework for covered businesses that collect, sell or disclose "personal information" of California consumers. The CCPA defines “personal information” broadly within five new categories of data privacy rights: the right to (1) know what personal information is being collected about them, whether their personal information is sold or disclosed and to whom; (2) access a copy of their personal information; (3) delete their personal information from business servers and service providers, unless it is necessary to maintain the information under enumerated exceptions; (4) opt out of the sale of their personal information to third parties; and (5) have equal access and service if they exercise their rights. The CCPA provides a limited private right of action for data breaches in non-encrypted or non-redacted form, including statutory or actual damages, and public enforcement by the California Attorney General for other violations. It is reasonably possible that the CCPA will prompt other state and federal regulators to move forward with new privacy regulations that could impact the businesses of us or our customers.

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

In March 2019, the Trump Administration directed the U.S. Treasury Department to develop a plan, as soon as practicable, for administrative and legislative reforms for the housing finance system, with reforms to reduce taxpayer risk, expand the private sector’s role, modernize the government housing programs and achieve sustainable homeownership. The directive outlines numerous goals and objectives, including but not limited to, the end of conservatorship of the GSEs, increased competition and participation of the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, appropriate capital and liquidity requirements for the GSEs and evaluation of the “QM Patch” that exempts the GSEs from certain requirements of the QM rules.

In September 2019, the U.S. Department of the Treasury released its plan to reform the housing finance system. The plan released by the U.S. Department of the Treasury was developed in conjunction with the Federal Housing Finance Agency, the Department of Housing and Urban Development, and other government agencies includes plan includes legislative and administrative reforms to achieve the following reform goals: (i) ending the conservatorships of the GSEs upon the completion of specified reforms; (ii) facilitating competition in the housing finance market; (iii) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and (iv) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market.

Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Congress, however, has not enacted any legislation to date. We believe that the continuing conservatorship of the GSEs by the FHFA makes it likely that the U.S. Congress will eventually address the role and purpose of the GSEs in the U.S. housing market and potentially legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. New Federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, eliminate the requirement altogether or otherwise alter or eliminate the role of the GSEs, and thereby materially affect our ability to compete, demand for our products and the profitability of our business.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 14, 2019 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 4.84%, above the Congressionally mandated required minimum level of 2%.

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

If implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure, it could adversely affect the size of the portfolio lending market, which in turn would reduce the demand for our mortgage insurance. If the Federal banking agencies revise the Basel III Rules to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private mortgage insurance, or if our bank customers believe that such adverse changes may occur at some time in the future, our current and future business may be adversely affected. In addition, with regard to the separate Basel III Rules applicable to general credit risk mitigation for banking exposures, insurance companies engaged predominantly in the business of providing credit protection, such as private mortgage insurance companies, are not eligible guarantors, which could affect our business prospects. In addition, the Federal banking agencies established liquidity coverage ratio requirements in 2014 that require that certain “high quality liquid assets” be held against a total net cash outflow amount, which includes a bank’s potential outflow amounts based on loan commitments.

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

Employees

As of December 31, 2019, we had 387 employees, including 381 employees based in the United States and 6 employees in Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

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

In March 2019, the Trump Administration directed the U.S. Treasury Department to develop a plan, as soon as practicable, for administrative and legislative reforms for the housing finance system, with reforms to reduce taxpayer risk, expand the private sector’s role, modernize the government housing programs and achieve sustainable homeownership. The directive outlines numerous goals and objectives, including but not limited to, the end of conservatorship of the GSEs, increased competition and participation of the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, appropriate capital and liquidity requirements for the GSEs and evaluation of the “QM Patch” that exempts the GSEs from certain requirements of the QM rules.

In September 2019, the U.S. Department of the Treasury released its plan to reform the housing finance system. The plan released by the U.S. Department of the Treasury was developed in conjunction with the Federal Housing Finance Agency, the Department of Housing and Urban Development, and other government agencies includes plan includes legislative and administrative reforms to achieve the following reform goals: (i) ending the conservatorships of the GSEs upon the completion of specified reforms; (ii) facilitating competition in the housing finance market; (iii) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and (iv) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market.

At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage and timing of any GSE reform legislation or incremental change is uncertain and could change through the legislative process, which could take time, making the actual impact on us difficult to predict. As a result of the uncertainty regarding resolution of the conservatorship of the GSEs and the proper structure of any new secondary mortgage market, as well as the Federal government's increased role within the housing market since the start of the recent financial crisis, we cannot predict how or when the role of the GSEs may change. In addition, the size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the nation's economy make the transition to any new housing finance system difficult and present risks to market participants, including to us.

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

•
the size of loans that are eligible for purchase or guaranty by the GSEs, which if reduced or otherwise limited may reduce the overall level of business and the number of low down payment loans with mortgage insurance that the GSEs purchase or guaranty; and

•
requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs, including, among other items, minimum capital adequacy targets, the credit received against such capital requirements for reinsurance, and the terms that the GSEs require to be included in mortgage insurance master policies for loans that they purchase or guaranty.

Effective for insurance applications received after October 1, 2014, the GSEs, in coordination with the FHFA, instituted minimum standards for mortgage insurer master policies, including standards relating to rescission rights. Pursuant to revised rules adopted by the GSEs for rescission relief, we will implement a new master policy effective March 1, 2020. The new master policy may not be favorable to us and could result in us paying more claims than required under our present master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms. See "Business—Our Products and Services—Mortgage Insurance—Master Policy" above.

Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs," beginning in 2016. The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. Revised PMIERs, which we refer to as "PMIERs 2.0," became effective on March 31, 2019. Future revisions to these eligibility requirements could negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" above.

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

Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our top ten customers generated 42.8% of our new insurance written, or NIW, during year ended December 31, 2019, compared to 43.5% and 45.8% for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2019, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

Any of these alternatives to private mortgage insurance could reduce or eliminate the demand for our product, cause us to lose business or limit our ability to attract the business that we would prefer to insure. In particular, there was and continues to be substantial competition from government-sponsored mortgage insurance programs in the wake of the 2007-2008 financial crisis. Government-supported mortgage insurance programs are not subject to the same capital requirements, risk tolerance or business objectives that we and other private mortgage insurance companies are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. In addition, loans insured under FHA and other Federal government-supported mortgage insurance programs are eligible for securitization in Ginnie Mae securities, which may be viewed by investors as more desirable than Fannie Mae and Freddie Mac securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. Federal government.

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

The QM Rule also provides for a second temporary category with more flexible requirements if the loan is eligible to be (i) purchased or guaranteed by the GSEs while they are in conservatorship, which represents the overwhelming majority of our business, or (ii) insured by the FHA, the VA, the Department of Agriculture or the Rural Housing Service. The second temporary category still requires that loans satisfy certain criteria, including the requirement that the loans are fully amortizing, have terms of 30 years or less and have points and fees representing 3% or less of the total loan amount. This temporary QM category expires on January 10, 2021, or earlier if the Federal agencies issue their own qualified mortgage rules or, with respect to GSEs, if the FHFA's conservatorship ends. In January 2020, the CFPB director indicated the CFPB's intention to extend this temporary QM definition "until the effective date of the proposed alternative or until one or more of the GSEs exit conservatorship, whichever comes first."

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

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 77.5%, 84.9% and 83.9% at December 31, 2019, 2018 and 2017, respectively. The factors affecting the persistency of our insurance portfolio include:

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

Although in 2019 mortgage interest rates decreased, generally mortgage interest rates have risen from the near historic lows experienced in the wake of the 2007-2008 financial crisis, and may continue to rise in response to future changes in monetary policy by the Federal Reserve. If interest rates rise, persistency is likely to increase, which may extend the average life of our insured portfolio and result in higher levels of future claims as more loans remain outstanding.

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

Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $327.1 million as of December 31, 2019. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $13.9 million as of December 31, 2019. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

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

We may require incremental capital to support our growth and comply with regulatory requirements. To the extent that we require capital in the future, we may need to obtain financing from the capital markets or other third-party sources of financing. We may also seek to reinsure part of our risk in force with third-party reinsurers in order to obtain reinsurance credit and capital relief under insurance laws applicable to us and the regulations of the GSEs. Potential investors, lenders or reinsurers may be unable to provide us with financing or reinsurance that is attractive to us. Our access to such financing will depend, in part, on:

•	general market conditions;

•	the market's perception of our growth potential;

•	our debt levels, if any;

•	our expected results of operations;

•	our cash flow;

•	the availability of capital to third-party reinsurers to reinsurer our risks; and

•	the market price of our common shares.

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

We have ceded to third-party reinsurers and special purpose reinsurers funded through the issuance of insurance-linked notes certain risk that we have insured in order to limit our maximum net loss arising in periods of elevated claims as well as to claim reinsurance credit and capital relief under insurance laws applicable to us and the regulations of the GSEs. Although the reinsurers to which we have ceded such risk are liable to us to the extent of the ceded insurance, we remain liable as the direct insurer on all risks so reinsured. As a result, our reinsurance arrangements do not fully eliminate our obligation to pay claims, and we have assumed credit risk with respect to our ability to recover amounts due from our reinsurers. We may not be able to collect all amounts due to us from reinsurers, which could have a material adverse effect on our results of operations or financial condition. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. For example, reinsurance may be more difficult or costly to obtain following an economic downturn that results in a significant negative impact on the U.S. housing market. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we write or look for alternatives to reinsurance. If investors are unwilling to purchase, or to purchase at a reasonable price, insurance-linked notes that fund the type of special purpose reinsurers with which we have entered into reinsurance transactions, we may not be able to obtain reinsurance on business that we write in the future at a level consistent with the reinsurance we have obtained on our current business. This, in turn, could have a material adverse effect on our financial condition or results of operations.

We are exposed to risks relating to LIBOR and other benchmark rates.

Regulators, law enforcement agencies, or the ICE Benchmark Association (the current administrator of LIBOR) may take actions resulting in changes to the way LIBOR is determined, the discontinuance of reliance on LIBOR as a benchmark rate or the establishment of alternative reference rates. The U.K. Financial Conduct Authority has announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. At this time, we cannot predict how markets will respond to these new rates, and we cannot predict the effect of any changes to or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. Any changes to or discontinuation of LIBOR may have an adverse effect on the reinsurance premium rates we are required to pay in connection with our “Radnor Re” insurance-linked notes transactions, which are tied to LIBOR, or other assets or liabilities whose value is tied to LIBOR or to a LIBOR alternative, including floating rate bonds we hold in our investment portfolio. Furthermore, changes to or the discontinuation of LIBOR may impact other aspects of our business, including products, pricing, and models.

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

Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:

•	establish solvency requirements, including minimum reserves and capital and surplus requirements;

•	determine the credit that we receive for reinsurance arrangements into which we enter;

•	limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; and

•	impose restrictions on the amount and type of investments we may hold.

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. In December 2019, the MGIWG released a draft revised Mortgage Guaranty Insurance Model Act and proposed a risk-based mortgage guaranty capital model. If the NAIC were to adopt a revised Mortgage Guaranty Insurance Model Act as proposed, it may result in state legislatures enacting and implementing the revised provisions. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

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
If you are a "10% U.S. Shareholder" (defined to be a "U.S. Person" (as defined below) who owns (directly, or indirectly through non-U.S. entities) or ("constructively," as defined below) at least 10% of the total combined value or voting power of all classes of stock) of a non-U.S. corporation that is a CFC at any time during a taxable year and you own shares in such non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year on which it is a CFC, you must include in your gross income for U.S. Federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. Also, due to attribution rule changes contained in TCJA, the Company believes that, based upon ownership of its U.S. subsidiaries, its foreign reinsurer (Essent Reinsurance Ltd.), and foreign intermediate holding company (Essent Irish Intermediate Holdings Ltd.) will both be deemed CFC’s. Accordingly, any shareholder who becomes a “10% U.S. Shareholder” at any time during the calendar year, by either vote or value will be subject to a "Subpart F income" inclusion on a per share per day basis. Subpart F income of a non-U.S. insurance corporation typically includes "foreign personal holding company income" (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).
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
Section 1248 of the Code in conjunction with the RPII rules provides that if a U.S. Person disposes of shares in a non-U.S. corporation that earns insurance income in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income or the ownership of its shares by direct or indirect policyholders and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because the Company will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.
U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company ("PFIC") for U.S. Federal income tax purposes.
The TCJA contains substantial law changes to the PFIC rules, and such changes could impact our shareholders under certain circumstances summarized below.
Due to changes to the PFIC rules contained in the TCJA, we believe that Essent Reinsurance Ltd. will be deemed a PFIC, and any U.S. Person owning shares in the company could be subject to adverse tax consequences, if recently proposed regulations discussed below are enacted as final even if Essent Group is not a PFIC. Based upon the current relative value of its U.S. subsidiaries vs. foreign subsidiaries, management believes that Essent Group Ltd. is not currently a PFIC. However, in the event that future business circumstances (i.e. relative value changes) and/or tax law changes occur, Essent Group Ltd. may be considered a PFIC. Management has operated, and intends to continue to operate, in a manner such as to avoid Essent Group Ltd. being deemed a PFIC based upon relative value of its subsidiaries; however, there can be no guaranty that management will be successful in the future. Also, if future tax law changes redefine whom may be considered a “U.S. Person” subject to PFIC income inclusion, then any U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Essent Group Ltd. were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws.

We believe that Essent Group Ltd. is not, has not been, and currently does not expect to become, a PFIC for U.S. Federal income tax purposes. However, recently proposed regulations also introduce attribution rules that, taken together with other provisions of the regulations, could result in a U.S. Person that directly owns any shares in a non- PFIC being treated as an indirect shareholder of a lower tier PFIC subject to the general PFIC rules described herein. In addition, the proposed regulations attempt to clarify the application of the PFIC provisions to an insurance company and provide guidance on a range of issues relating to PFICs including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25 percent or more owned partnerships. The proposed regulations also provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities (taking into account activities of officers and employees of certain related entities in certain cases). The proposed regulations also provide that an active conduct percentage test must be satisfied for the insurance company exception to apply, which test compares the expenses for services of officers and employees of the non-U.S. insurer and certain related entities incurred for the production of premium and certain investment income to all such expenses regardless of the service provider. These proposed regulations will not be effective unless and until adopted in final form. We cannot predict the likelihood of finalization of the proposed regulations or the scope, nature, or impact of the proposed regulations on it or its shareholders that are U.S. Persons should they be formally adopted or enacted. There can be no assurance that such new regulations when adopted will not adversely impact Essent Group Ltd.'s PFIC status or U.S. Persons owning Essent Group Ltd. shares. If Essent Group Ltd. were considered a PFIC or if U.S. Persons owning Essent Group Ltd. shares were treated as indirect owners of Essent Reinsurance Ltd. under the PFIC attribution rules, it would have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation.
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

The market price of our common shares may fluctuate significantly in the future. Some of the factors that could negatively affect the market price of our common shares include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	any indebtedness we incur in the future;

•	changes in credit markets and interest rates;

•	changes in government policies, laws and regulations;

•	changes impacting Fannie Mae, Freddie Mac or Ginnie Mae;

•	additions to or departures of our key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors;

•	changes in our credit ratings;

•	the availability of third-party reinsurance for the insurance coverage that we write;

•	general market and economic conditions;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts; and

•	price and volume fluctuations in the stock market generally.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 10, 2020, we had 98,450,053 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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

Our ability to pay dividends is dependent on our receipt of dividends and other funds from our subsidiaries.

Essent Group Ltd. is a holding company. As a result, our ability to pay dividends on our common shares in the future will depend on the earnings and cash flows of our operating subsidiaries and the ability of those subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Furthermore, our subsidiaries are restricted by state insurance laws and regulations from declaring dividends to us. See "—Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital." Accordingly, our operating subsidiaries may not be able to pay dividends up to Essent Group Ltd. in the future, which could prevent us from paying dividends on our common shares.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 10, 2020, we had approximately 11 holders of record of our common shares.

Performance Graph

The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2019, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
S&P 500	$100.00	$105.23	$117.21	$116.36	$127.46	$152.21	$142.71	$183.93
Peer Index	$100.00	$100.90	$101.24	$133.32	$166.77	$173.37	$152.23	$262.00
ESNT	$100.00	$114.57	$122.43	$104.24	$154.14	$206.76	$162.76	$254.50

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

Issuer Purchase of Equity Securities

We did not repurchase any of our common shares during the fourth quarter of 2019.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations (In thousands, except per share amounts)	2019	2018	2017	2016	2015
Revenues:
Net premiums written	$760,845	$685,287	$570,186	$441,278	$370,568
Decrease (increase) in unearned premiums	16,580	(35,795)	(40,056)	(18,571)	(44,097)
Net premiums earned	777,425	649,492	530,130	422,707	326,471
Net investment income	83,542	64,091	40,226	27,890	19,885
Realized investment gains, net	3,229	1,318	2,015	1,934	2,554
Other income	3,371	4,452	4,140	5,727	4,380
Total revenues	867,567	719,353	576,511	458,258	353,290
Losses and expenses:
Provision for losses and LAE	32,986	11,575	27,232	15,525	11,905
Other underwriting and operating expenses	165,369	150,900	145,533	130,425	112,987
Interest expense	10,151	10,179	5,178	426	—
Total losses and expenses	208,506	172,654	177,943	146,376	124,892
Income before income taxes	659,061	546,699	398,568	311,882	228,398
Income tax expense	103,348	79,336	18,821	89,276	71,067
Net income	$555,713	$467,363	$379,747	$222,606	$157,331
Earnings per share (EPS):
Basic	$5.68	$4.80	$4.07	$2.45	$1.74
Diluted	$5.66	$4.77	$3.99	$2.41	$1.72
Weighted average shares outstanding:
Basic	97,762	97,403	93,330	90,913	90,351
Diluted	98,227	97,974	95,211	92,245	91,738

Dividends declared per common share	$0.30	$—	$—	$—	$—

	December 31,
Balance sheet data ($ in thousands)	2019	2018	2017	2016	2015
Total investments	$3,429,620	$2,791,018	$2,305,565	$1,615,102	$1,276,634
Cash	71,350	64,946	43,524	27,531	24,606
Total assets	3,873,425	3,149,971	2,674,368	1,882,998	1,469,099
Reserve for losses and LAE	69,362	49,464	46,850	28,142	17,760
Unearned premium reserve	278,887	295,467	259,672	219,616	201,045
Credit facility borrowings	224,237	223,664	248,591	100,000	N/A
Total stockholders' equity	$2,984,845	$2,365,717	$1,940,436	$1,343,773	$1,119,241

	December 31,
Selected additional data ($ in thousands)	2019	2018	2017	2016	2015
New insurance written(1)	$63,569,183	$47,508,525	$43,858,322	$34,949,319	$26,193,656
Loss ratio(2)	4.2%	1.8%	5.1%	3.7%	3.6%
Expense ratio(3)	21.3	23.2	27.5	30.9	34.6
Combined ratio	25.5%	25.0%	32.6%	34.5%	38.3%
Return on average equity	20.8%	21.7%	23.1%	18.1%	15.2%

	December 31,
Insurance portfolio ($ in thousands)	2019	2018	2017	2016	2015
Insurance in force	$164,005,853	$137,720,786	$110,461,950	$83,265,522	$65,242,453
Risk in force	$38,947,857	$33,892,869	$27,443,985	$20,627,317	$16,073,174
Policies in force	702,925	608,135	496,477	375,898	297,437
Loans in default	5,947	4,024	4,783	1,757	1,028
Percentage of loans in default	0.85%	0.66%	0.96%	0.47%	0.35%

Insurance company capital ($ in thousands)
U.S. Mortgage Insurance Subsidiaries
Combined statutory capital(4)	$2,335,828	$1,886,929	$1,528,869	$1,144,279	$913,182
Risk-to-capital ratios:
Essent Guaranty, Inc.	13.1:1	14.4:1	14.7:1	15.3:1	15.7:1
Essent Guaranty of PA, Inc.	2.9:1	4.2:1	5.4:1	6.8:1	9.7:1
Combined(5)	12.6:1	13.9:1	14.2:1	14.7:1	15.2:1

Essent Reinsurance Ltd.
Stockholder's equity (GAAP basis)	$939,360	$798,612	$662,819	$401,273	$220,178
Net risk in force(6)	$10,314,942	$8,265,763	$6,299,437	$4,181,737	$2,364,692
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

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service ("Moody's"), BBB+ with a stable outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 387 employees as of December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, we generated new insurance written, or NIW, of approximately $63.6 billion, $47.5 billion and $43.9 billion, respectively. As of December 31, 2019, we had approximately $164.0 billion of insurance in force. Our top ten customers represented approximately 42.8%, 43.5% and 45.8% of our NIW on a flow basis for the years ended December 31, 2019, 2018 and 2017, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2019, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $895.4 million of risk. Essent Re also reinsures 25% of Essent Guaranty's NIW under a quota share reinsurance agreement. The financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

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

In March 2019, the Trump Administration directed the U.S. Treasury Department to develop a plan, as soon as practicable, for administrative and legislative reforms for the housing finance system, with reforms to reduce taxpayer risk, expand the private sector’s role, modernize the government housing programs and achieve sustainable homeownership. The directive outlines numerous goals and objectives, including but not limited to, the end of conservatorship of the GSEs, increased competition and participation of the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, appropriate capital and liquidity requirements for the GSEs and evaluation of the “QM Patch” that exempts the GSEs from certain requirements of the QM rules. In September 2019, the U.S. Department of the Treasury released its plan to reform the housing finance system, seeking to achieve the following reform goals: (i) ending the conservatorships of the GSEs upon the completion of specified reforms; (ii) facilitating competition in the housing finance market; (iii) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and (iv) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Congress, however, has not enacted any legislation to date. See "Business—Regulation—Federal Mortgage-Related Laws and Regulations—Housing Finance Reform," "Risk Factors—Risks Relating to Our Business—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns," and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. A revised PMIERs framework, which we refer to as "PMIERs 2.0," became effective on March 31, 2019. As of December 31, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of the Department of Housing and Urban Development. The most recent FHA report to Congress dated November 14, 2019 on the financial status of the FHA's Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 4.84%, above the Congressionally mandated required minimum level of 2%. As a result of the financial improvements in the condition of the MMIF over the past few years and the stated desire to support the housing recovery, the FHA reduced its mortgage insurance premiums by 50 basis points in January 2015. See "Risk Factors—Risks Relating to Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

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

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of passive foreign investment companies ("PFICs"). The proposed regulations, if adopted, would provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. The Company is evaluating the potential impact of these proposed regulations to its shareholders and business operations. See "Risk Factors—Risks Relating to Taxes—U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company ("PFIC") for U.S. Federal income tax purposes."

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

•
Premium rates, which represent the amount of the premium due as a percentage of IIF. Premium rates are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

•
Premiums ceded or assumed under reinsurance arrangements. Prior to March 2018, we had not ceded any premiums under third-party reinsurance contracts. In 2018 and 2019, Essent Guaranty entered into third-party reinsurance agreements. See Note 5 to our consolidated financial statements.

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2019 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the years ended December 31, 2019 and 2018, monthly premium policies comprised 89% and 85% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 77.5% at December 31, 2019. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2019. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any "other-than-temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as "Triad," to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. Prior to December 1, 2019, this fee was adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, decreased over time as Triad’s existing policies were cancelled. Effective December 1, 2019, the services agreement was amended providing for a flat monthly fee through November 30, 2021. The services agreement provides for two subsequent one-year renewals at Triad's option.

As more fully described in Note 5 to our consolidated financial statements, the premiums ceded under certain reinsurance contracts with unaffiliated third parties varies based on changes in market interest rates. Under GAAP, these contracts contain embedded derivatives that are accounted for separately as freestanding derivatives. The change in the fair value of the embedded derivatives is reported in earnings and included in other income.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. As of December 31, 2019, 76% of our IIF relates to business written since January 1, 2017 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

We establish loss reserves for delinquent loans when we are notified that a borrower has missed at least two consecutive monthly payments ("Case Reserves"), as well as estimated reserves for defaults that may have occurred but not yet been reported to us ("IBNR Reserves"). We also establish reserves for the associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees. Using both internal and external information, we establish our reserves based on the likelihood that a default will reach claim status and estimated claim severity. See "—Critical Accounting Policies" for further information.

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2019, 76% of our IIF relates to business written since January 1, 2017 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

Our most significant expense is compensation and benefits for our employees, which represented 57%, 60% and 63% of other underwriting and operating expenses for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the years ended December 31, 2019, 2018 and 2017 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2019	2018	2017
IIF, beginning of period	$137,720,786	$110,461,950	$83,265,522
NIW	63,569,183	47,508,525	43,858,322
Cancellations	(37,284,116)	(20,249,689)	(16,661,894)
IIF, end of period	$164,005,853	$137,720,786	$110,461,950
Average IIF during the period	$152,001,491	$123,361,264	$96,039,418
RIF, end of period	$38,947,857	$33,892,869	$27,443,985

The following is a summary of our IIF at December 31, 2019 by vintage:

($ in thousands)	$	%
2019	$59,475,337	36.3%
2018	35,318,382	21.5
2017	29,606,165	18.1
2016	19,022,616	11.6
2015	9,896,050	6.0
2014 and prior	10,687,303	6.5
	$164,005,853	100.0%
Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For the years ended December 31, 2019, 2018 and 2017, our average net premium rate was 0.49%, 0.50% and 0.53%, respectively. In 2018 and 2019, Essent Guaranty entered into third-party reinsurance agreements, and in 2018, we reduced pricing on our published rates effective for future NIW. We anticipate that the continued use of third-party reinsurance and the 2018 pricing reductions on future NIW will reduce our average net premium rate in future periods.

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

As of December 31, 2019, our combined net risk in force for our U.S. insurance companies was $29.5 billion and our combined statutory capital was $2.3 billion, resulting in a risk-to-capital ratio of 12.6 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2019	2018	2017
Revenues:
Net premiums written	$760,845	$685,287	$570,186
Decrease (increase) in unearned premiums	16,580	(35,795)	(40,056)
Net premiums earned	777,425	649,492	530,130
Net investment income	83,542	64,091	40,226
Realized investment gains, net	3,229	1,318	2,015
Other income	3,371	4,452	4,140
Total revenues	867,567	719,353	576,511

Losses and expenses:
Provision for losses and LAE	32,986	11,575	27,232
Other underwriting and operating expenses	165,369	150,900	145,533
Interest expense	10,151	10,179	5,178
Total losses and expenses	208,506	172,654	177,943
Income before income taxes	659,061	546,699	398,568
Income tax expense	103,348	79,336	18,821
Net income	$555,713	$467,363	$379,747

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For the year ended December 31, 2019, we reported net income of $555.7 million, compared to net income of $467.4 million for the year ended December 31, 2018. The increase in our operating results in 2019 over 2018 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increase in net investment income, partially offset by increases in the provision for losses and loss adjustment expense, other underwriting and operating expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the year ended December 31, 2019 by 20% compared to the year ended December 31, 2018 due to the increase in our average IIF from $123.4 billion in 2018 to $152.0 billion in 2019, partially offset by the decrease in the average net premium rate from 0.50% for the year ended December 31, 2018 to 0.49% for the year ended December 31, 2019. The decrease in the average net premium rate during the year ended December 31, 2019 is primarily due to an increase in premiums ceded under third-party reinsurance agreements along with changes in the mix of the mortgages we insure and changes in our pricing, partially offset by an increase in premiums earned on the cancellation of non-refundable single premium policies. In the year ended December 31, 2019, ceded premiums increased to $35.5 million, from $10.8 million in the year ended December 31, 2018 due to new third-party reinsurance agreements entered in 2019 and a full year of premiums ceded under third-party reinsurance agreements entered in 2018.

Net premiums written increased in the year ended December 31, 2019 by 11% over the prior year. The increase was due primarily to the increase in average IIF for the year ended December 31, 2019 as compared to the year ended December 31, 2018, partially offset by a decrease in new single premium policies written, an increase in premiums ceded under third-party reinsurance agreements, changes in the mix of mortgages we insure and changes in our pricing.

In the year ended December 31, 2019, unearned premiums decreased by $16.6 million as a result of net premiums written on single premium policies of $93.5 million which was offset by $110.1 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2018, unearned premiums increased by $35.8 million as a result of net premiums written on single premium policies of $114.9 million which was partially offset by $79.1 million of unearned premium that was recognized in earnings during the year. Included in unearned premium recognized was $42.5 million and $17.7 million related to policy cancellations for the year ended December 31, 2019 and 2018, respectively.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2019	2018
Fixed maturities	$82,194	$63,053
Short-term investments	5,049	3,873
Gross investment income	87,243	66,926
Investment expenses	(3,701)	(2,835)
Net investment income	$83,542	$64,091

The increase in net investment income to $83.5 million for the year ended December 31, 2019 as compared to $64.1 million for the year ended December 31, 2018 was due to the increase in the weighted average balance of our investment portfolio and the increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $3.1 billion during the year ended December 31, 2019 from $2.6 billion during the year ended December 31, 2018, primarily as a result of investing cash flows generated from operations. The pre-tax investment income yield increased from 2.6% in the year ended December 31, 2018 to 2.8% in the year ended December 31, 2019 primarily due to an increase in the portion of our investment portfolio invested in spread and duration assets. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in 2019 as compared to 2018 was primarily due to increases in the number of insured loans in default in the current period. The provision for losses and LAE in 2018 includes a $9.9 million reduction recorded in the fourth quarter of 2018 associated with the performance of previously identified hurricane-related defaults and our expectations of the amount of ultimate losses on the remaining delinquencies. The provision for losses and LAE in 2019 was also impacted by changes in the age and composition of the insured loans in default.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Year Ended December 31,
	2019	2018
Beginning default inventory	4,024	4,783
Plus: new defaults	13,304	8,727
Less: cures	(10,985)	(9,226)
Less: claims paid	(377)	(254)
Less: rescissions and denials, net	(19)	(6)
Ending default inventory	5,947	4,024

The increase in the number of defaults at December 31, 2019 compared to December 31, 2018 was primarily due to the increase in our IIF and policies in force and further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of December 31,
	2019	2018
Case reserves (in thousands) (1)	$63,180	$45,308
Total reserves (in thousands) (1)	$69,183	$49,464
Ending default inventory	5,947	4,024
Average case reserve per default (in thousands)	$10.6	$11.3
Average total reserve per default (in thousands)	$11.6	$12.3
Default rate	0.85%	0.66%
Claims received included in ending default inventory	129	63
_______________________________________________________________________________

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $179 as of December 31, 2019.

The decrease in the average case reserve per default was primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default and improvements in economic fundamentals.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Year Ended December 31,
(In thousands)	2019	2018
Reserve for losses and LAE at beginning of year	$49,464	$46,850
Less: Reinsurance recoverables	—	—
Net reserve for losses and LAE at beginning of year	49,464	46,850
Add provision for losses and LAE occurring in:
Current year	50,562	36,438
Prior years	(17,576)	(24,863)
Incurred losses and LAE during the current year	32,986	11,575
Deduct payments for losses and LAE occurring in:
Current year	1,288	1,310
Prior years	11,871	7,651
Loss and LAE payments during the current year	13,159	8,961
Net reserve for losses and LAE at end of year	69,291	49,464
Plus: Reinsurance recoverables	71	—
Reserve for losses and LAE at end of year	$69,362	$49,464

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of December 31, 2019
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,310	56%	$15,793	25%	$177,238	9%
Four to eleven payments	2,035	34	28,006	44	108,743	26
Twelve or more payments	473	8	13,549	22	27,152	50
Pending claims	129	2	5,832	9	6,777	86
Total case reserves (1)	5,947	100%	63,180	100%	$319,910	20
IBNR			4,738
LAE			1,265
Total reserves for losses and LAE (1)			$69,183
_______________________________________________________________________________

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $179 as of December 31, 2019.

	As of December 31, 2018
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	2,254	56%	$12,005	27%	$119,666	10%
Four to eleven payments	1,350	33	20,031	44	72,222	28
Twelve or more payments	357	9	10,523	23	20,419	52
Pending claims	63	2	2,749	6	3,182	86
Total case reserves	4,024	100%	45,308	100%	$215,489	21
IBNR			3,398
LAE			758
Total reserves for losses and LAE			$49,464

During the year ended December 31, 2019, the provision for losses and LAE was $33.0 million, comprised of $50.6 million of current year losses partially offset by $17.6 million of favorable prior years' loss development. During the year ended December 31, 2018, the provision for losses and LAE was $11.6 million, comprised of $36.4 million of current year losses partially offset by $24.9 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. In 2018, the favorable prior years' loss development includes a $9.9 million reduction of loss and LAE reserves associated with hurricane-related defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2019	2018
Number of claims paid	377	254
Amount of claims paid	$12,613	$8,559
Claim severity	74%	73%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2019		2018
($ in thousands)	$	%	$	%
Compensation and benefits	$93,660	57%	$90,084	60%
Premium taxes	17,572	10	15,376	10
Other	54,137	33	45,440	30
Total other underwriting and operating expenses	$165,369	100%	$150,900	100%

Number of employees at end of period		387		385

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased primarily due to an increase in stock compensation expense associated with shares granted in 2018 and 2019 and increased overtime associated with our increased NIW. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•	Premium taxes increased primarily due to an increase in premiums written.

•
Other expenses increased as a result of the continued expansion of our business. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For each of the years ended December 31, 2019 and 2018, we incurred interest expense of $10.2 million. Interest expense was essentially unchanged primarily due to an increase in the weighted average interest rate on amounts outstanding under the Credit Facility, partially offset by a decrease in the average amounts outstanding under the Credit Facility. For the year ended December 31, 2019, the average amount outstanding under the Credit Facility was $225.0 million as compared to $240.3 million for the year ended December 31, 2018. For the years ending December 31, 2019 and 2018, the borrowings under the Credit Facility had a weighted average interest rate of 4.26% and 3.93%, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $103.3 million for the year ended December 31, 2019 compared to $79.3 million for the year ended December 31, 2018. Income tax expense for the year ended December 31, 2019 was calculated using an effective tax rate of 16.0%. For the year ended December 31, 2019, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $2.2 million. Income tax expense for the year ended December 31, 2018, was calculated using an effective tax rate of 16.0% and includes $1.5 million of expense associated with accrual to return adjustments associated with the completion of the 2017 U.S. federal income tax return. Income tax expense for the year ended December 31, 2018 was reduced by excess tax benefits associated with the vesting of common shares and common share units of $9.6 million. The tax effects associated with the vesting of common shares and common share units and the accrual to return adjustments associated with the completion of 2017 U.S. federal income tax return are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

At December 31, 2019 and 2018, we concluded that it was more likely than not that our deferred tax assets would be realized.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

        Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 have been omitted. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 19, 2019.

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

As of December 31, 2019, we had substantial liquidity with cash of $71.4 million, short-term investments of $315.4 million and fixed maturity investments of $3.0 billion. We also had $275 million available capacity under the revolving credit component of our Credit Facility, with $225 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At December 31, 2019, net cash and investments at the holding company were $98.4 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at December 31, 2019.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2019, Essent Guaranty, had unassigned surplus of approximately $327.1 million. Essent Guaranty of PA, Inc. had unassigned surplus of approximately $13.9 million as of December 31, 2019. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2019, Essent Re had total equity of $939.4 million. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. At December 31, 2019, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net cash provided by operating activities	$589,848	$625,321	$368,573
Net cash used in investing activities	(545,076)	(546,905)	(690,142)
Net cash (used in) provided by financing activities	(38,368)	(56,994)	337,562
Net increase in cash	$6,404	$21,422	$15,993

Operating Activities

Cash flow provided by operating activities totaled $589.8 million for the year ended December 31, 2019, as compared to $625.3 million for the year ended December 31, 2018 and $368.6 million for the year ended December 31, 2017. The decrease in cash flow from operations of $35.5 million in 2019 was primarily due to an increase in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) purchased and an increase in expenses paid, partially offset by increases in premiums collected and net investment income. The increase in cash flow from operations of $256.7 million in 2018 was primarily a result of increases in premium collected and net investment income, and a net decrease in T&L Bonds, partially offset by increases in expenses paid.

Investing Activities

Cash flow used in investing activities totaled $545.1 million for the year ended December 31, 2019 and primarily related to investing cash flows from the business. Cash flow used in investing activities totaled $546.9 million for the year ended December 31, 2018 and $690.1 million for the year ended December 31, 2017 and primarily related to investing cash flows from the business in both periods, proceeds from the public offering of common shares in August 2017 and net increased borrowings under the Credit Facility in 2017.

Financing Activities

Cash flow used in financing activities totaled $38.4 million for the year ended December 31, 2019 and primarily related to our inaugural quarterly cash dividend paid in September, quarterly cash dividend paid in December and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $57.0 million for the year ended December 31, 2018 and primarily related to treasury stock acquired from employees to satisfy tax withholding obligations and net repayments of borrowings under the Credit Facility. Cash flow provided by financing activities totaled $337.6 million for the year ended December 31, 2017 and primarily related to proceeds from the public offering of common shares completed in August 2017 and $150 million of net increased borrowings under the Credit Facility, partially offset by treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the year ended December 31, 2019, no capital contributions were made to our U.S. insurance subsidiaries. During the year ended December 31, 2018, Essent Holdings made capital contributions to Essent Guaranty of $15 million to support new and existing business and Essent Guaranty paid a dividend to Essent Holdings of $40 million which was used to repay the borrowings remaining under the revolving component of the Credit Facility.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through 2018. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 5 to our consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2019 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,085,592
Contingency reserves	1,250,236
Combined statutory capital	$2,335,828
Combined net risk in force	$29,460,191
Combined risk-to-capital ratio	12.6:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. During the year ended December 31, 2019, Essent Re paid dividends to Essent Group Ltd. of $55 million to increase holding company liquidity. Essent Group Ltd. made no capital contributions to Essent Re during the years ended December 31, 2019 and 2018. As of December 31, 2019, Essent Re had total stockholders’ equity of $939.4 million and net risk in force of $10.3 billion.

Financial Strength Ratings

The financial strength ratings of Essent Guaranty, our principal mortgage insurance subsidiary, are A3 with a stable outlook by Moody's, BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. The financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs 2.0. As of December 31, 2019, Essent Guaranty's Available Assets were $2.34 billion and its Minimum Required Assets were $1.50 billion based on our interpretation of the PMIERs 2.0.

Financial Condition

Stockholders' Equity

As of December 31, 2019, stockholders’ equity was $3.0 billion compared to $2.4 billion as of December 31, 2018. This increase was primarily due to net income generated in 2019 and increases in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

As of December 31, 2019, investments totaled $3.4 billion compared to $2.8 billion as of December 31, 2018. In addition, our total cash was $71.4 million as of December 31, 2019, compared to $64.9 million as of December 31, 2018. The increase in investments was primarily due to investing net cash flows from operations during the year ended December 31, 2019.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$242,206	7.2%	$289,892	10.5%
U.S. agency securities	33,605	1.0	32,997	1.2
U.S. agency mortgage-backed securities	848,334	25.3	637,178	23.1
Municipal debt securities(1)	361,638	10.8	483,879	17.5
Non-U.S. government securities	54,995	1.7	45,001	1.6
Corporate debt securities(2)	880,301	26.3	725,201	26.3
Residential and commercial mortgage securities	288,281	8.6	121,838	4.4
Asset-backed securities	326,025	9.7	284,997	10.3
Money market funds	315,362	9.4	139,083	5.1
Total Investments Available for Sale	$3,350,747	100.0%	$2,760,066	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	74.5%	69.0%
General obligation bonds	21.3	26.0
Certificate of participation bonds	3.4	3.6
Tax allocation bonds	0.8	0.9
Special tax bonds	—	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	34.4%	37.1%
Consumer, non-cyclical	20.1	20.7
Communications	10.3	12.6
Energy	8.3	5.7
Consumer, cyclical	7.6	7.6
Utilities	6.2	5.0
Technology	4.8	3.1
Industrial	4.2	4.7
Basic materials	4.1	3.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$1,817,905	54.2%	$1,362,781	49.4%
Aa1	109,122	3.3	124,435	4.5
Aa2	145,282	4.3	196,218	7.1
Aa3	159,599	4.8	143,315	5.2
A1	206,643	6.2	222,073	8.0
A2	183,780	5.5	199,238	7.2
A3	191,933	5.7	146,300	5.3
Baa1	232,490	6.9	162,695	5.9
Baa2	179,664	5.4	140,168	5.1
Baa3	65,119	1.9	26,805	1.0
Below Baa3	59,210	1.8	36,038	1.3
Total Investments Available for Sale	$3,350,747	100.0%	$2,760,066	100.0%
_______________________________________________________________________________

(1)	Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2019		December 31, 2018
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,038,782	31.0%	$529,545	19.2%
1 to < 2 Years	306,148	9.1	285,060	10.3
2 to < 3 Years	348,708	10.4	251,763	9.1
3 to < 4 Years	361,147	10.8	278,804	10.1
4 to < 5 Years	443,382	13.2	429,005	15.6
5 or more Years	852,580	25.5	985,889	35.7
Total Investments Available for Sale	$3,350,747	100.0%	$2,760,066	100.0%

Top Ten Investments Available for Sale Holdings

	December 31, 2019
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	Fannie Mae 3.500% 1/1/2058	$30,112	$29,781	$331	Aaa
2	U.S. Treasury 5.250% 11/15/2028	29,480	28,858	622	Aaa
3	Freddie Mac 4.000% 11/1/2048	28,530	28,501	29	Aaa
4	U.S. Treasury 2.625% 6/30/2023	20,465	19,710	755	Aaa
5	U.S. Treasury 1.500% 8/15/2026	17,161	17,445	(284)	Aaa
6	Fannie Mae 4.500% 5/1/2048	16,972	16,301	671	Aaa
7	Freddie Mac 4.500% 4/1/2049	16,585	16,506	79	Aaa
8	U.S. Treasury 2.625% 7/15/2021	14,978	14,738	240	Aaa
9	Freddie Mac 4.000% 5/15/2050	14,700	14,603	97	Aaa
10	Fannie Mae 4.000% 5/1/2056	13,079	12,276	803	Aaa
Total		$202,062	$198,719	$3,343
Percent of Investments Available for Sale		6.0%
_______________________________________________________________________________

(1)
As of December 31, 2019, for securities in unrealized loss positions, management believes decline in fair values is principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2019:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
Texas A&M University	$6,269	$5,970	Aaa
State of Texas	5,788	5,555	Aaa
City of Houston TX Combined Utility System Revenue	5,108	4,674	Aa2
University of Houston	3,355	3,236	Aa2
City of Austin TX Electric Utility Revenue	2,354	2,156	Aa3
Dallas/Fort Worth International Airport	2,345	2,186	A1
City of Houston TX	2,238	2,127	Aa3
North Texas Municipal Water District	2,050	1,971	Aaa
North Texas Tollway System	1,890	1,768	A2
City of Dallas TX	1,845	1,684	Aa3
Tarrant Regional Water District	1,549	1,461	Aaa
City of Fort Worth TX Water & Sewer System Revenue	1,542	1,489	Aa1
City of San Antonio TX Airport System	1,315	1,197	A1
City of Corpus Christi TX Utility System Revenue	1,162	1,083	A1
Harris County Toll Road Authority	1,073	1,042	Aa2
County of Fort Bend TX	851	807	Aa1
Central Texas Turnpike System	674	641	Baa1
Austin-Bergstrom Landhost Enterprises, Inc.	632	593	A3
San Jacinto Community College District	588	550	Aa3
	$42,628	$40,190

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
City of New York NY	$7,056	$6,530	Aa1
State of New York Personal Income Tax Revenue	6,965	6,616	Aa1
The Port Authority of New York and New Jersey	6,008	5,608	Aa3
New York City Transitional Finance Authority Future Tax Secured Revenue	4,724	4,456	Aa1
Metropolitan Transportation Authority	4,358	4,085	A1
TSASC, Inc.	2,422	2,201	A2
County of Nassau NY	2,202	2,018	A2
Long Island Power Authority	1,891	1,773	A2
New York City Transitional Finance Authority Building Aid Revenue	1,550	1,484	Aa2
Town of Oyster Bay NY	1,102	1,052	Aa2
Carousel Center Co., LP	134	133	Ba2
	$38,412	$35,956
_______________________________________________________________________________

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Contractual Obligations

As of December 31, 2019, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facility borrowings	$225,000	$—	$225,000	$—	$—
Estimated loss and LAE payments(1)	69,362	37,973	30,722	667	—
Operating lease obligations	13,866	2,985	6,002	4,086	793
Unfunded investment commitments	102,967	41,000	37,750	16,877	7,340
Total	$411,195	$81,958	$299,474	$21,630	$8,133
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

We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2020 under the non-cancelable sublease.

Off-Balance Sheet Arrangements

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of December 31, 2019, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $21.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 5 to our consolidated financial statements for additional information.

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

Under the current guidance a debt security impairment is deemed other-than-temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2019, 2018 and 2017, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer is current on its scheduled interest and principal payments. We recorded other-than-temporary impairments of $0.3 million and $0.1 million in the years ended December 31, 2019 and 2017, respectively, for securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date. There were no other-than-temporary impairments in the year ended December 31, 2018.

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

At December 31, 2019, the effective duration of our investments available for sale was 3.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.1% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets	80
Consolidated Statements of Comprehensive Income	81
Consolidated Statements of Changes in Stockholders' Equity	82
Consolidated Statements of Cash Flows	83
Notes to Consolidated Financial Statements	84
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2019	112
Schedule II—Condensed Financial Information of Registrant at December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019	113
Schedule IV—Reinsurance for the years ended December 31, 2019, 2018 and 2017	117

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Reserve for Losses and Loss Adjustment Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company's recorded reserve for losses and loss adjustment expenses of $69 million as of December 31, 2019 is based on management's best estimate of ultimate claim costs for defaulted loans. Upon notification that a borrower has defaulted, management considers internal and third-party information and models to determine the likelihood that a default will reach claim status and projects the amount that the Company will pay if a default becomes a claim. Management's estimates of claim rates and claim sizes will be influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and management's best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of the Company's insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) there was a significant judgment by management when developing their estimate. This in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to the estimate; (ii) there was significant auditor effort and judgment in evaluating the audit evidence related to management's estimates of claim rates and claim size, including management's assumptions related to the macroeconomic factors and their assessment of the relevance of internal and third-party historical default data; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's valuation of reserve for losses and loss adjustment expenses, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the reserve for losses and loss adjustment expenses using Company and historical mortgage insurance industry data and comparing this independent estimate to management's recorded reserve. Developing the independent estimate involved independently estimating claim rates and claim sizes, testing the completeness and accuracy of data provided by management and evaluating the reasonableness of management's assumptions related to macroeconomic factors and management's assessment of internal and third-party default data.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 14, 2020

We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2019	2018
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2019 — $2,967,225; 2018 — $2,638,950)	$3,035,385	$2,605,666
Short-term investments available for sale, at fair value (amortized cost: 2019 — $315,360; 2018 — $154,400)	315,362	154,400
Total investments available for sale	3,350,747	2,760,066
Other invested assets	78,873	30,952
Total investments	3,429,620	2,791,018
Cash	71,350	64,946
Accrued investment income	18,535	17,627
Accounts receivable	40,655	36,881
Deferred policy acquisition costs	15,705	16,049
Property and equipment (at cost, less accumulated depreciation of $57,639 in 2019 and $53,870 in 2018)	17,308	7,629
Prepaid federal income tax	261,885	202,385
Other assets	18,367	13,436
Total assets	$3,873,425	$3,149,971

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$69,362	$49,464
Unearned premium reserve	278,887	295,467
Net deferred tax liability	249,620	172,642
Credit facility borrowings (at carrying value, less unamortized deferred costs of $763 in 2019 and $1,336 in 2018)	224,237	223,664
Other accrued liabilities	66,474	43,017
Total liabilities	888,580	784,254
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,394 shares in 2019 and 98,139 shares in 2018	1,476	1,472
Additional paid-in capital	1,118,655	1,110,800
Accumulated other comprehensive income (loss)	56,187	(28,993)
Retained earnings	1,808,527	1,282,438
Total stockholders' equity	2,984,845	2,365,717
Total liabilities and stockholders' equity	$3,873,425	$3,149,971

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Revenues:
Net premiums written	$760,845	$685,287	$570,186
Decrease (increase) in unearned premiums	16,580	(35,795)	(40,056)
Net premiums earned	777,425	649,492	530,130
Net investment income	83,542	64,091	40,226
Realized investment gains, net	3,229	1,318	2,015
Other income	3,371	4,452	4,140
Total revenues	867,567	719,353	576,511

Losses and expenses:
Provision for losses and LAE	32,986	11,575	27,232
Other underwriting and operating expenses	165,369	150,900	145,533
Interest expense	10,151	10,179	5,178
Total losses and expenses	208,506	172,654	177,943

Income before income taxes	659,061	546,699	398,568
Income tax expense	103,348	79,336	18,821
Net income	$555,713	$467,363	$379,747

Earnings per share:
Basic	$5.68	$4.80	$4.07
Diluted	5.66	4.77	3.99

Weighted average shares outstanding:
Basic	97,762	97,403	93,330
Diluted	98,227	97,974	95,211

Net income	$555,713	$467,363	$379,747

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $17,497 in 2019, ($5,686) in 2018 and $4,519 in 2017	85,180	(25,741)	8,068
Total other comprehensive income (loss)	85,180	(25,741)	8,068
Comprehensive income	$640,893	$441,622	$387,815

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31,
(In thousands)	2019	2018	2017
Common Shares
Balance, beginning of year	$1,472	$1,476	$1,397
Issuance of common shares, net of issuance costs of $1,802	—	—	75
Issuance of management incentive shares	7	6	8
Cancellation of treasury stock	(3)	(10)	(4)
Balance, end of year	1,476	1,472	1,476

Additional Paid-In Capital
Balance, beginning of year	1,110,800	1,127,137	918,296
Issuance of common shares, net of issuance costs of $1,802	—	—	197,623
Dividends and dividend equivalents declared	276	—	—
Issuance of management incentive shares	(7)	(6)	(8)
Stock-based compensation expense	16,588	15,073	18,688
Cumulative effect of ASU 2016-09 adoption	—	—	111
Cancellation of treasury stock	(9,002)	(31,404)	(7,573)
Balance, end of year	1,118,655	1,110,800	1,127,137

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(28,993)	(3,252)	(12,255)
Other comprehensive income (loss)	85,180	(25,741)	8,068
Reclassification of certain income tax effects resulting from tax reform	—	—	935
Balance, end of year	56,187	(28,993)	(3,252)

Retained Earnings
Balance, beginning of year	1,282,438	815,075	436,335
Net income	555,713	467,363	379,747
Dividends and dividend equivalents declared	(29,624)	—	—
Cumulative effect of ASU 2016-09 adoption	—	—	(72)
Reclassification of certain income tax effects resulting from tax reform	—	—	(935)
Balance, end of year	1,808,527	1,282,438	815,075

Treasury Stock
Balance, beginning of year	—	—	—
Treasury stock acquired	(9,005)	(31,414)	(7,577)
Cancellation of treasury stock	9,005	31,414	7,577
Balance, end of year	—	—	—

Total Stockholders' Equity	$2,984,845	$2,365,717	$1,940,436

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating Activities
Net income	$555,713	$467,363	$379,747
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(3,229)	(1,318)	(2,015)
Equity in net income of other invested assets	199	(111)	—
Distribution of income from other invested assets	648	211	—
Depreciation and amortization	3,769	3,404	3,923
Stock-based compensation expense	16,588	15,073	18,688
Amortization of premium on investment securities	15,738	14,220	12,038
Deferred income tax provision (benefit)	59,481	50,692	(19,431)
Change in:
Accrued investment income	(908)	(4,820)	(3,319)
Accounts receivable	(3,767)	(7,118)	(8,160)
Deferred policy acquisition costs	344	(695)	(1,954)
Prepaid federal income tax	(59,500)	49,772	(70,885)
Other assets	(2,921)	(5,060)	(1,408)
Reserve for losses and LAE	19,898	2,614	18,708
Unearned premium reserve	(16,580)	35,795	40,056
Other accrued liabilities	4,375	5,299	2,585
Net cash provided by operating activities	589,848	625,321	368,573

Investing Activities
Net change in short-term investments	(160,962)	158,294	(180,346)
Purchase of investments available for sale	(1,044,964)	(1,126,032)	(833,298)
Proceeds from maturity of investments available for sale	88,025	114,651	71,908
Proceeds from sales of investments available for sale	623,771	340,780	254,377
Purchase of other invested assets	(49,789)	(30,860)	—
Return of investment from other invested assets	2,252	316	—
Purchase of property and equipment	(3,409)	(4,054)	(2,783)
Net cash used in investing activities	(545,076)	(546,905)	(690,142)

Financing Activities
Issuance of common shares, net of costs	—	—	197,829
Credit facility borrowings	—	15,000	200,000
Credit facility repayments	—	(40,000)	(50,000)
Treasury stock acquired	(9,005)	(31,414)	(7,577)
Payment of issuance costs for credit facility	(15)	(580)	(2,690)
Dividends paid	(29,348)	—	—
Net cash (used in) provided by financing activities	(38,368)	(56,994)	337,562

Net increase in cash	6,404	21,422	15,993
Cash at beginning of year	64,946	43,524	27,531
Cash at end of year	$71,350	$64,946	$43,524

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(41,505)	$(29,275)	$(40,300)
Interest payments	(9,863)	(9,451)	(4,685)

Noncash Transactions
Repayment of borrowings with term loan proceeds	—	(100,000)	(125,000)
Operating lease liabilities arising from obtaining right-of-use assets	$1,334	$—	$—

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

Essent Guaranty reinsures 25% of new insurance written to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate domiciled in the state of Pennsylvania.

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

Investments

Our fixed maturity and short-term investments are classified as available for sale as we may sell securities from time to time to provide liquidity and in response to changes in the market. Debt securities classified as available for sale are reported at fair value with unrealized gains and losses on these securities reported in other comprehensive income, net of deferred income taxes. See Note 15 for a description of the valuation methods for investments available for sale.

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

	2019		2018
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$2,148	$(2,017)	$2,105	$(1,802)
Office equipment	848	(700)	680	(639)
Computer hardware	9,764	(7,728)	8,118	(6,466)
Purchased software	37,909	(36,716)	37,422	(35,748)
Costs of internal-use software	9,595	(8,185)	8,929	(7,379)
Leasehold improvements	4,644	(2,293)	4,245	(1,836)
Total	$64,908	$(57,639)	$61,499	$(53,870)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $7.8 million, $7.4 million and $8.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of deferred policy acquisition costs totaled $8.1 million, $6.7 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 86% of earned premium in 2019. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $42.5 million and $17.7 million of earned premium related to policy cancellations for the years ended December 31, 2019 and 2018, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2019, one lender represented approximately 12% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

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

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2019 and 2018, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Derivative Instruments

Derivative instruments, including embedded derivative instruments, are recognized at fair value in the consolidated balance sheets. The amount of monthly reinsurance premiums ceded under our reinsurance contracts will fluctuate due to changes in one-month LIBOR and changes in money market rates. As the reinsurance premium will vary based on changes in these rates, we concluded that these reinsurance agreements contain embedded derivatives that are accounted for separately like freestanding derivatives.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast changes in the mortgage market, as well as the related impact on mortgage insurance, and the competitive and general economic environment in future periods. Changes in the estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated statements of comprehensive income.

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

It is our policy to classify interest and penalties as income tax expense and to use the aggregate portfolio approach to release income tax effects from accumulated other comprehensive income.

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

Recently Issued Accounting Standards

Accounting Standards Adopted During 2019

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This update is intended to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of an allowance for credit losses. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance rather than as a write-down of the amortized cost of the securities. The provisions of this update are effective for annual and interim periods beginning after December 15, 2019. We will adopt this standard on January 1, 2020 using the modified retrospective adoption approach. The adoption of this ASU is not expected to have a material effect on the Company's consolidated operating results or financial position.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The provisions of this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for the removed disclosures. We will adopt this standard on January 1, 2020. The adoption of this ASU is not expected to have a material effect on the Company's consolidated operating results or financial position.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments

Investments available for sale consist of the following:

December 31, 2019 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$239,087	$3,526	$(407)	$242,206
U.S. agency securities	33,620	36	(51)	33,605
U.S. agency mortgage-backed securities	836,710	13,956	(2,332)	848,334
Municipal debt securities (1)	339,511	22,245	(118)	361,638
Non-U.S. government securities	52,230	2,812	(47)	54,995
Corporate debt securities (2)	856,638	24,255	(592)	880,301
Residential and commercial mortgage securities	282,840	6,542	(1,101)	288,281
Asset-backed securities	326,589	857	(1,421)	326,025
Money market funds	315,360	2	—	315,362
Total investments available for sale	$3,282,585	$74,231	$(6,069)	$3,350,747

December 31, 2018 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$295,145	$693	$(5,946)	$289,892
U.S. agency securities	33,645	—	(648)	32,997
U.S. agency mortgage-backed securities	649,228	2,520	(14,570)	637,178
Municipal debt securities (1)	481,547	5,351	(3,019)	483,879
Non-U.S. government securities	44,999	285	(283)	45,001
Corporate debt securities (2)	738,964	1,005	(14,768)	725,201
Residential and commercial mortgage securities	122,369	686	(1,217)	121,838
Asset-backed securities	288,371	305	(3,679)	284,997
Money market funds	139,082	1	—	139,083
Total investments available for sale	$2,793,350	$10,846	$(44,130)	$2,760,066

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2019	2018
Special revenue bonds	74.5%	69.0%
General obligation bonds	21.3	26.0
Certificate of participation bonds	3.4	3.6
Tax allocation bonds	0.8	0.9
Special tax bonds	—	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2019	2018
Financial	34.4%	37.1%
Consumer, non-cyclical	20.1	20.7
Communications	10.3	12.6
Energy	8.3	5.7
Consumer, cyclical	7.6	7.6
Utilities	6.2	5.0
Technology	4.8	3.1
Industrial	4.2	4.7
Basic materials	4.1	3.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments available for sale at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$57,609	$57,617
Due after 1 but within 5 years	102,510	104,452
Due after 5 but within 10 years	77,984	79,163
Due after 10 years	984	974
Subtotal	239,087	242,206
U.S. agency securities:
Due in 1 year	19,182	19,162
Due after 1 but within 5 years	14,438	14,443
Subtotal	33,620	33,605
Municipal debt securities:
Due in 1 year	—	—
Due after 1 but within 5 years	19,753	20,523
Due after 5 but within 10 years	182,026	192,774
Due after 10 years	137,732	148,341
Subtotal	339,511	361,638
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	17,517	18,181
Due after 5 but within 10 years	29,572	31,597
Due after 10 years	5,141	5,217
Subtotal	52,230	54,995
Corporate debt securities:
Due in 1 year	148,964	149,353
Due after 1 but within 5 years	401,697	411,097
Due after 5 but within 10 years	276,182	289,867
Due after 10 years	29,795	29,984
Subtotal	856,638	880,301
U.S. agency mortgage-backed securities	836,710	848,334
Residential and commercial mortgage securities	282,840	288,281
Asset-backed securities	326,589	326,025
Money market funds	315,360	315,362
Total investments available for sale	$3,282,585	$3,350,747

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Realized gross gains	$5,238	$2,201	$2,504
Realized gross losses	1,746	883	425

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2019 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$29,013	$(331)	$42,981	$(76)	$71,994	$(407)
U.S. agency securities	—	—	25,605	(51)	25,605	(51)
U.S. agency mortgage-backed securities	101,684	(1,042)	113,866	(1,290)	215,550	(2,332)
Municipal debt securities	10,651	(112)	624	(6)	11,275	(118)
Non-U.S. government securities	9,664	(47)	—	—	9,664	(47)
Corporate debt securities	83,013	(576)	14,531	(16)	97,544	(592)
Residential and commercial mortgage securities	59,341	(1,059)	3,442	(42)	62,783	(1,101)
Asset-backed securities	78,813	(202)	109,536	(1,219)	188,349	(1,421)
Total	$372,179	$(3,369)	$310,585	$(2,700)	$682,764	$(6,069)

	Less than 12 months		12 months or more		Total
December 31, 2018 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$45,505	$(215)	$165,015	$(5,731)	$210,520	$(5,946)
U.S. agency securities	—	—	32,997	(648)	32,997	(648)
U.S. agency mortgage-backed securities	106,177	(1,070)	341,579	(13,500)	447,756	(14,570)
Municipal debt securities	114,442	(1,176)	104,930	(1,843)	219,372	(3,019)
Non-U.S. government securities	13,497	(283)	—	—	13,497	(283)
Corporate debt securities	381,912	(7,538)	231,124	(7,230)	613,036	(14,768)
Residential and commercial mortgage securities	51,477	(650)	13,321	(567)	64,798	(1,217)
Asset-backed securities	217,546	(3,165)	29,852	(514)	247,398	(3,679)
Total	$930,556	$(14,097)	$918,818	$(30,033)	$1,849,374	$(44,130)

At December 31, 2019, we held 365 individual investment securities that were in an unrealized loss position. The gross unrealized losses on these investment securities are principally associated with the changes in market interest rates and credit spreads subsequent to their purchase. Each issuer is current on its scheduled interest and principal payments. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether an impairment is other-than-temporary. We recorded other-than-temporary impairments of $0.3 million and $0.1 million in the years ended December 31, 2019 and 2017, respectively, on securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting dates. There were no other-than-temporary impairments in the year ended December 31, 2018.

The Company's other invested assets at December 31, 2019 and December 31, 2018 totaled $78.9 million and $31.0 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.4 million at December 31, 2019 and $8.9 million at December 31, 2018. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $805.5 million at December 31, 2019 and $759.9 million at December 31, 2018.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 5). The fair value of the assets on deposit was $6.4 million at December 31, 2019 and $3.4 million at December 31, 2018. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $6.4 million at December 31, 2019 and $6.3 million at December 31, 2018.

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Fixed maturities	$82,194	$63,053	$41,935
Short-term investments	5,049	3,873	1,019
Gross investment income	87,243	66,926	42,954
Investment expenses	(3,701)	(2,835)	(2,728)
Net investment income	$83,542	$64,091	$40,226

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2019	2018
Premiums receivable	$39,084	$36,127
Other receivables	1,571	754
Total accounts receivable	40,655	36,881
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$40,655	$36,881

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net premiums written:
Direct	$796,344	$696,055	$570,186
Ceded (1)	(35,499)	(10,768)	—
Net premiums written	$760,845	$685,287	$570,186

Net premiums earned:
Direct	$812,924	$660,260	$530,130
Ceded (1)	(35,499)	(10,768)	—
Net premiums earned	$777,425	$649,492	$530,130

_______________________________________________________________________________

(1)	Net of profit commission.

Quota Share Reinsurance

Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. Should Essent Guaranty not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn would increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $1.2 billion as of December 31, 2019.

Excess of Loss Reinsurance

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions. The Radnor Re entities collateralized the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty and will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarizes Essent Guaranty's excess of loss reinsurance agreements as of December 31, 2019:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
_______________________________________________________________________________

(1)	If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.

(2)	If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of December 31, 2019:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$26,837,265	$7,251,785	$273,773	$—		$273,773	$208,111
2017	28,700,242	7,249,243	319,696	165,167	(3)	484,863	222,647
2018	34,615,998	8,719,128	426,677	103,147	(4)	529,824	253,415
Total	$90,153,505	$23,220,156	$1,020,146	$268,314		$1,288,460	$684,173
_______________________________________________________________________________

(3)	Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.

(4)	Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.

The amount of monthly reinsurance premiums ceded to the Radnor Re entities will fluctuate due to changes in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the Radnor Re Transactions contain embedded derivatives that will be accounted for separately like freestanding derivatives. The fair value of these derivatives at December 31, 2019 and December 31, 2018 and the changes in its fair value from inception of the Radnor Re Transactions to December 31, 2019 were not material.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative included in other assets (other accrued liabilities) on our consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of December 31, 2019:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$319,696	$762	$6,031	$6,793
Radnor Re 2019-1 Ltd.	426,677	(1,350)	9,333	7,983
Radnor Re 2019-2 Ltd.	273,773	(1,173)	5,964	4,791
Total	$1,020,146	$(1,761)	$21,328	$19,567

The assets of Radnor Re are the source of reinsurance claim payments to Essent Guaranty and provide capital relief under the PMIERs financial strength requirements (see Note 16). A decline in the assets available to pay claims would reduce the capital relief available to Essent Guaranty.

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

($ in thousands)	2019	2018	2017
Reserve for losses and LAE at beginning of year	$49,464	$46,850	$28,142
Less: Reinsurance recoverables	—	—	—
Net reserve for losses and LAE at beginning of year	49,464	46,850	28,142
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	50,562	36,438	38,178
Prior years	(17,576)	(24,863)	(10,946)
Net incurred losses and LAE during the current year	32,986	11,575	27,232
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	1,288	1,310	633
Prior years	11,871	7,651	7,891
Net loss and LAE payments during the current year	13,159	8,961	8,524
Net reserve for losses and LAE at end of year	69,291	49,464	46,850
Plus: Reinsurance recoverables	71	—	—
Reserve for losses and LAE at end of year	$69,362	$49,464	$46,850

Loans in default at end of year	5,947	4,024	4,783

For the year ended December 31, 2019, $11.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $17.6 million favorable prior year development during the year ended December 31, 2019. Reserves remaining as of December 31, 2019 for prior years are $20.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2018, $7.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $24.9 million favorable prior year development during the year ended December 31, 2018. Reserves remaining as of December 31, 2018 for prior years were $14.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes incurred loss and allocated loss adjustment expense development, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2010 to 2018 is presented as supplementary information.

	Incurred Loss and Allocated LAE, For the Years Ended December 31,										As of December 31, 2019
($ in thousands)											Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2011		57	—	—	—	—	—	—	—	—	—	1
2012			1,523	858	814	781	748	809	808	808	—	19
2013				2,986	2,461	2,008	1,997	2,060	2,058	2,058	—	51
2014					6,877	4,312	3,323	2,984	2,930	2,897	1	92
2015						14,956	9,625	8,893	8,439	8,461	34	217
2016							21,889	11,890	9,455	9,219	84	264
2017								38,178	16,261	12,202	210	406
2018									36,438	23,168	1,037	804
2019										50,562	3,372	5,241
Total										$109,375

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2019.

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2010 through 2018 is presented as supplementary information.

($ in thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
	Unaudited
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2011		—	—	—	—	—	—	—	—	—
2012			24	535	659	665	665	808	808	808
2013				239	928	1,501	1,775	1,880	2,058	2,058
2014					138	1,587	2,463	2,787	2,897	2,882
2015						544	3,610	6,960	7,535	7,961
2016							927	4,896	6,947	7,864
2017								633	5,370	9,156
2018									1,310	8,067
2019										1,288
Total										$40,084
All outstanding liabilities before 2010, net of reinsurance										—
Reserve for losses and LAE, net of reinsurance										$69,291

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the reserve for losses and LAE at December 31, 2019:

($ in thousands)	December 31, 2019
Reserve for losses and LAE, net of reinsurance	$69,291
Reinsurance recoverables on unpaid claims	71
Total gross reserve for losses and LAE	$69,362

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2019 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7

Average Payout	6%	42%	28%	8%	3%	9%	0%

Note 7. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) which provides for a revolving credit facility, term loans and an uncommitted line that may be exercised at the Borrowers' option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate decreased from 0.35% to 0.25% effective October 17, 2019 as a result of our rating increase to A3 by Moody's. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 16). The borrowings under the Credit Facility contractually mature on May 17, 2021.

On May 2, 2018, the Credit Facility was amended to increase the committed capacity by $125 million to $500 million and to increase the uncommitted line by $25 million to $100 million. The revolving component of the Credit Facility was increased from $250 million to $275 million, and the Borrowers issued $100 million of additional term loans, resulting in $225 million of term loans outstanding. The proceeds of $100 million of additional term loans were used to pay down borrowings outstanding under the revolving component of the Credit Facility. The interest rate, contractual maturity and other terms of the Credit Facility are otherwise unchanged from those described above. As of December 31, 2019, the Company was in compliance with the covenants and $225 million had been borrowed under the Credit Facility with a weighted average interest rate of 3.51%. As of December 31, 2018, $225 million had been borrowed with a weighted average interest rate of 4.43%.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The indemnification may be in the form of monetary or other remedies. For the years ended December 31, 2019 and 2018, we paid less than $0.1 million and $0.1 million, respectively, related to remedies. As of December 31, 2019, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2019 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2019, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to ten years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $10.0 million as of December 31, 2019 are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $12.6 million as of December 31, 2019 are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $2.5 million, $2.1 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents lease cost and other lease information as of December 31, 2019:

Year Ended December 31,
($ in thousands)	2019
Lease cost:
Operating lease cost	$2,479
Short-term lease cost	101
Sublease income	(129)
Total lease cost	$2,451

Other information:
Weighted average remaining lease term - operating leases	4.8 years
Weighted average discount rate - operating leases	4.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents a maturity analysis of our lease liabilities as follows at December 31, 2019:

Year Ended December 31 (In thousands)
2020	$2,968
2021	2,999
2022	3,003
2023	2,752
2024	1,334
2025 and thereafter	793
Total lease payments to be paid	13,849
Less: Future interest expense	(1,297)
Present value of lease liabilities	$12,552

The maturity analysis of our lease liabilities shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2020 under the non-cancelable sublease.

As described in Note 2, we adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. The future minimum lease payments of non-cancelable operating leases at December 31, 2018, prior to the adoption of new lease guidance were as follows:

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Dividends

During the third quarter of 2019, the Board of Directors declared Essent's inaugural quarterly cash dividend of $0.15 per common share which was paid in September 2019. In November 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per common share which was paid on December 16, 2019. In February 2020, the Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 20, 2020, to shareholders of record on March 10, 2020.

Note 10. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle the holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. Amendments to our 2013 Plan were approved by shareholders and effective as of May 3, 2017. These amendments included a reduction in the maximum number of shares and share units available for issuance to 7.5 million under the Amended and Restated 2013 Plan (inclusive of approximately 2.6 million nonvested shares and share units outstanding as of May 3, 2017), down from the approximately 14.7 million shares and share units originally available for issuance under the 2013 Plan. As of December 31, 2019, there were 4.2 million common shares available for future grant under the 2013 Plan.

In September 2013 and February 2014, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in September 2013 vested in four equal installments on January 1, 2015, 2016, 2017 and 2018. The time-based share awards granted in February 2014 vested in three equal installments on March 1, 2015, 2016 and 2017. The performance-based share awards vested based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2014. The September 2013 performance-based share awards vested on the one-year anniversary of the completion of the performance period, and the February 2014 performance-based share awards vested on March 1, 2017.

In May 2015, nonvested common shares were granted to an employee in connection with an employment agreement that were subject to time-based and performance-based vesting. The time-based share award vested in four equal installments on July 1, 2016, 2017, 2018 and 2019. The performance-based share award vested based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2015 and vested on July 1, 2019.

In February of each year, 2015 through 2019, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards vest in three equal yearly installments commencing on March 1 of the year following the grant year. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commences on January 1 of the grant year and vest on March 1 following the end of the performance period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2019 Performance-Based Grants		2018 Performance-Based Grants		2017 Performance-Based Grants		2016 Performance-Based Grants		2013, 2014 and 2015 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<14%	0%	<15%	0%	<16%	0%	<13%	0%	<11%	0%
Threshold	14%	10%	15%	25%	16%	25%	13%	25%	11%	10%
	15%	35%	16%	50%	17%	50%	14%	50%	12%	36%
	16%	60%	17%	75%	18%	75%	15%	75%	13%	61%
	17%	85%							14%	87%
Maximum	≥18%	100%	≥18%	100%	≥19%	100%	≥16%	100%	≥15%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown. The compounded annual book value per share growth for each of the 2013, 2014, 2015, 2016 and 2017 performance-based grants exceeded the maximum performance level and have vested or will vest at 100%.

In connection with our incentive program covering bonus awards for performance year 2013, in February 2014, time-based share awards and share units were issued to certain employees that vested in three equal installments on January 1, 2015, 2016 and 2017. In January 2017, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2018, 2019 and 2020. In connection with our incentive program covering bonus awards for performance years 2014 through 2018, in February following each performance year, time-based share awards and share units were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.

In May of each year, 2016 through 2019, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The following tables summarize nonvested common share, nonvested common share unit and DEU activity for the year ended December 31:

	2019
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	482	$29.49	207	$32.82	449	$34.35	—	N/A
Granted	141	45.32	90	40.98	143	42.08	5	$51.09
Vested	(229)	17.69	(128)	27.37	(232)	30.85	—	48.63
Forfeited	—	N/A	—	N/A	(9)	35.53	—	49.27
Outstanding at end of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2018
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,595	$17.03	410	$21.12	536	$29.13
Granted	113	45.02	73	45.02	161	42.19
Vested	(1,226)	14.71	(276)	18.67	(238)	28.02
Forfeited	—	N/A	—	N/A	(10)	31.59
Outstanding at end of year	482	$29.49	207	$32.82	449	$34.35

	2017
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,503	$15.41	605	$16.32	493	$19.24
Granted	140	36.29	91	36.29	387	33.40
Vested	(48)	22.48	(286)	15.74	(321)	19.00
Forfeited	—	N/A	—	N/A	(23)	30.49
Outstanding at end of year	1,595	$17.03	410	$21.12	536	$29.13

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

The total fair value of nonvested shares, share units or DEUs that vested was $25.5 million, $75.9 million and $22.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $17.4 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2019 and we expect to recognize the expense over a weighted average period of 2.0 years.

In January 2020, 209,715 nonvested common share units were issued to all vice president and staff level employees and are subject to time-based vesting. In connection with our incentive program covering bonus awards for performance year 2019, in February 2020, 101,933 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2020, 177,243 nonvested common shares were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 208,947, 718,726 and 223,027 in 2019, 2018 and 2017, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2019 and 2018.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units were as follows for the years ended December 31:

(In thousands)	2019	2018	2017
Compensation expense	$16,588	$15,073	$18,688
Income tax benefit	3,125	2,805	6,017

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2019, Essent Guaranty had unassigned surplus of approximately $327.1 million. During the year ended December 31, 2018, Essent Guaranty paid to its parent, Essent US Holdings, Inc. ("Essent Holdings"), a $40 million dividend which was used to repay the borrowings remaining under the revolving component of the Credit Facility. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2019 or 2017. Essent PA had unassigned surplus of approximately $13.9 million as of December 31, 2019. Essent PA did not pay a dividend in 2019 or 2018. In the year ended December 31, 2017, Essent PA paid to its parent company, Essent Holdings, a dividend of $5 million.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2019, Essent Re had total equity of $939.4 million.

At December 31, 2019, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

For the year ended December 31, 2019, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

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

Income tax expense consists of the following components for the years ended December 31:

(In thousands)	2019	2018	2017
Current	$43,867	$28,644	$38,252
Deferred	59,481	50,692	65,660
Remeasurement of net deferred tax liability for enacted changes in tax law	—	—	(85,091)
Total income tax expense	$103,348	$79,336	$18,821

For the year ended December 31, 2019 pre-tax income attributable to Bermuda and U.S. operations was $162.8 million and $496.3 million, respectively, as compared to $128.5 million and $418.2 million, respectively, for the year ended December 31, 2018 and $86.3 million and $312.3 million, respectively, for the year ended December 31, 2017.

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. for 2019 and 2018, U.S. 21%; Bermuda 0.0%; for 2017 and prior U.S. 35%;

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

	2019		2018		2017
($ in thousands)	$	% of pretax income	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$104,213	15.8%	$87,815	16.1%	$109,309	27.4%
Change in valuation of net deferred tax liability	—	—	—	—	(85,091)	(21.3)
Non-deductible expenses	2,595	0.4	1,483	0.3	392	0.1
Excess tax benefits from stock-based compensation	(1,997)	(0.3)	(9,644)	(1.8)	(3,227)	(0.8)
Tax exempt interest, net of proration	(1,541)	(0.2)	(1,741)	(0.3)	(2,608)	(0.7)
Other	78	0.0	1,423	0.2	46	0.0
Total income tax expense	$103,348	15.7%	$79,336	14.5%	$18,821	4.7%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2019	2018
Deferred tax assets	$29,392	$33,368
Deferred tax liabilities	(279,012)	(206,010)
Net deferred tax liability	$(249,620)	$(172,642)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2019	2018
Contingency reserves	$(261,855)	$(202,529)
Unearned premium reserve	16,641	16,686
Unrealized (gain) loss on investments	(13,214)	4,283
Accrued expenses	3,391	2,349
Deferred policy acquisition costs	(3,298)	(3,370)
Unearned ceding commissions	3,227	3,346
Nonvested shares	2,426	2,813
Fixed assets	1,502	1,875
Start-up expenditures, net	1,410	1,682
Loss reserves	416	323
Investments in limited partnerships	(400)	—
Change in fair market value of derivatives	370	—
Prepaid expenses	(132)	(111)
Loss reserves - TCJA transition adjustment	(113)	—
Organizational expenditures	9	11
Net deferred tax liability	$(249,620)	$(172,642)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2019, we had a net purchases of T&L Bonds in the amount of $59.5 million and had net redemptions of T&L Bonds in the amount of $49.8 million during the year ended December 31, 2018. As of December 31, 2019 and 2018 we held $261.9 million and $202.4 million of T&L Bonds, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At December 31, 2019 and 2018, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the un-remitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $1.7 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $85.6 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits. As of December 31, 2019, the U.S. federal income tax returns for the tax years 2016 through 2018 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2019 or December 31, 2018.

Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2019	2018	2017
Net income	$555,713	$467,363	$379,747

Basic weighted average shares outstanding	97,762	97,403	93,330
Dilutive effect of nonvested shares	465	571	1,881
Diluted weighted average shares outstanding	98,227	97,974	95,211

Basic earnings per share	$5.68	$4.80	$4.07
Diluted earnings per share	$5.66	$4.77	$3.99

There were 39,490, 128,575 and 44,540 antidilutive shares for the years ended December 31, 2019, 2018 and 2017, respectively.
The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of December 31, 2019, 2018 and 2017, 100% of the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

performance-based share awards would be issuable under the terms of the arrangements at each date if December 31 was the end of the contingency period.
Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(33,276)	$4,283	$(28,993)	$(1,849)	$(1,403)	$(3,252)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	105,906	(17,995)	87,911	(30,109)	5,376	(24,733)
Less: Reclassification adjustment for gains included in net income (1)	(3,229)	498	(2,731)	(1,318)	310	(1,008)
Net unrealized gains (losses) on investments	102,677	(17,497)	85,180	(31,427)	5,686	(25,741)
Other comprehensive gain (loss)	102,677	(17,497)	85,180	(31,427)	5,686	(25,741)
Balance at end of year	$69,401	$(13,214)	$56,187	$(33,276)	$4,283	$(28,993)
_______________________________________________________________________________

(1)	Included in net realized investments gains on our consolidated statements of comprehensive income.

Note 15. Fair Value of Financial Instruments

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

December 31, 2019 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$242,206	$—	$—	$242,206
U.S. agency securities	—	33,605	—	33,605
U.S. agency mortgage-backed securities	—	848,334	—	848,334
Municipal debt securities	—	361,638	—	361,638
Non-U.S. government securities	—	54,995	—	54,995
Corporate debt securities	—	880,301	—	880,301
Residential and commercial mortgage securities	—	288,281	—	288,281
Asset-backed securities	—	326,025	—	326,025
Money market funds	315,362	—	—	315,362
Total assets at fair value (1)	$557,568	$2,793,179	$—	$3,350,747
_______________________________________________________________________________

(1)
Does not include the fair value of embedded derivatives, which we have accounted for separately as freestanding derivatives and included in other assets or other accrued liabilities in our consolidated balance sheet. See Note 5 for more information.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

following table presents Essent Guaranty’s and Essent PA’s statutory net income, statutory surplus and contingency reserve liability as of and for the years ended December 31:

(In thousands)	2019	2018	2017
Essent Guaranty
Statutory net income	$443,675	$379,119	$261,811
Statutory surplus	1,032,416	872,105	761,006
Contingency reserve liability	1,197,279	916,568	678,701

Essent PA
Statutory net income	$8,073	$9,306	$10,250
Statutory surplus	52,936	49,336	45,509
Contingency reserve liability	52,957	48,545	43,141

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

At December 31, 2019 and 2018, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2019, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2019, Essent Guaranty increased its contingency reserve by $280.7 million and Essent PA increased its contingency reserve by $4.4 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2019, 2018 or 2017.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2019 and 2018, all such requirements were met.

Essent Re's statutory capital and surplus was $939.2 million and $798.5 million as of December 31, 2019 and 2018, respectively, and statutory net income was $176.4 million and $140.2 million, respectively. Statutory capital and surplus and net

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Note 17. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2019, Essent PA's risk-to-capital ratio was 2.9:1 and there were no amounts outstanding related to this agreement.

Note 18. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited results of operations for each quarter of 2019 and 2018.

	2019
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$207,671	$203,473	$188,490	$177,791
Other revenues	21,091	22,914	23,402	22,735
Provision for losses and LAE	10,929	9,990	4,960	7,107
Other underwriting and operating expenses	41,231	41,588	41,520	41,030
Interest expense	2,218	2,584	2,679	2,670
Income before income taxes	174,384	172,225	162,733	149,719
Net income	146,958	144,630	136,405	127,720
Basic earnings per common share	$1.50	$1.48	$1.39	$1.31
Diluted earnings per common share	$1.49	$1.47	$1.39	$1.30
Basic weighted average shares outstanding	97,830	97,822	97,798	97,595
Diluted weighted average shares outstanding	98,376	98,257	98,170	98,104

	2018
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$173,301	$166,675	$156,958	$152,558
Other revenues	19,823	18,323	16,810	14,905
Provision (benefit) for losses and LAE	(999)	5,452	1,813	5,309
Other underwriting and operating expenses	39,449	36,899	36,428	38,124
Interest expense	2,611	2,500	2,618	2,450
Income before income taxes	152,063	140,147	132,909	121,580
Net income	128,528	116,011	111,755	111,069
Basic earnings per common share	$1.32	$1.19	$1.15	$1.14
Diluted earnings per common share	$1.31	$1.18	$1.14	$1.13
Basic weighted average shares outstanding	97,450	97,438	97,426	97,298
Diluted weighted average shares outstanding	98,066	98,013	97,866	97,951

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2019

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,109,417	$1,124,145	$1,124,145
States, municipalities and political subdivisions	339,511	361,638	361,638
Residential and commercial mortgage securities	282,840	288,281	288,281
Asset-backed securities	326,589	326,025	326,025
Foreign government and agency securities	52,230	54,995	54,995
All other corporate bonds	856,638	880,301	880,301
Total fixed maturities	2,967,225	3,035,385	3,035,385
Short-term investments	315,360	315,362	315,362
Other invested assets	77,634	78,873	78,873
Total investments	$3,360,219	$3,429,620	$3,429,620

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2019	2018
Assets
Short-term investments available for sale, at fair value (amortized cost: 2019 — $96,531; 2018 — $71,804)	$96,531	$71,804
Cash	1,845	6,601
Due from affiliates	875	722
Investment in consolidated subsidiaries	3,009,447	2,410,085
Other assets	1,608	2,162
Total Assets	$3,110,306	$2,491,374

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$301	$790
Credit facility borrowings (at carrying value, less unamortized deferred costs of $564 in 2019 and $986 in 2018)	124,436	124,014
Other accrued liabilities	724	853
Total liabilities	125,461	125,657
Commitments and contingencies
Stockholders' Equity
Common shares	1,476	1,472
Additional paid-in capital	1,118,655	1,110,800
Accumulated other comprehensive income (loss)	56,187	(28,993)
Retained earnings	1,808,527	1,282,438
Total stockholders' equity	2,984,845	2,365,717
Total liabilities and stockholders' equity	$3,110,306	$2,491,374

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues:
Net investment income	$1,601	$980	$494
Realized investment losses, net	—	—	(2)
Administrative service fees from subsidiaries	649	551	489
Total revenues	2,250	1,531	981
Expenses:
Administrative service fees to subsidiaries	3,053	2,510	2,127
Other operating expenses	6,925	5,076	4,968
Interest expense	5,742	5,462	4,371
Total expenses	15,720	13,048	11,466
Loss before income taxes and equity in undistributed net income in subsidiaries	(13,470)	(11,517)	(10,485)
Loss before equity in undistributed net income of subsidiaries	(13,470)	(11,517)	(10,485)
Equity in undistributed net income of subsidiaries	569,183	478,880	390,232
Net income	$555,713	$467,363	$379,747
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $17,497 in 2019, ($5,686) in 2018 and $4,519 in 2017	85,180	(25,741)	8,068
Total other comprehensive income (loss)	85,180	(25,741)	8,068
Comprehensive income	$640,893	$441,622	$387,815

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating Activities
Net income	$555,713	$467,363	$379,747
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(569,183)	(478,880)	(390,232)
Loss on the sale of investments, net	—	—	2
Stock-based compensation expense	830	843	807
Changes in assets and liabilities:
Other assets	416	911	1,421
Other accrued liabilities	15,562	15,537	18,236
Net cash provided by operating activities	3,338	5,774	9,981
Investing Activities
Net change in short-term investments	(24,727)	26,122	(65,887)
Investments in subsidiaries	55,001	—	(164,927)
Proceeds from maturity of investments available for sale	—	—	10,000
Net cash provided by (used in) investing activities	30,274	26,122	(220,814)
Financing Activities
Issuance of common shares, net of costs	—	—	197,829
Credit facility borrowings	—	—	75,000
Credit facility repayments	—	—	(50,000)
Treasury stock acquired	(9,005)	(31,414)	(7,577)
Payment of issuance costs for credit facility	(15)	(131)	(2,690)
Dividends paid	(29,348)	—	—
Net cash (used in) provided by financing activities	(38,368)	(31,545)	212,562
Net (decrease) increase in cash	(4,756)	351	1,729
Cash at beginning of year	6,601	6,250	4,521
Cash at end of year	$1,845	$6,601	$6,250

Supplemental Disclosure of Cash Flow Information
Interest payments	$(5,509)	$(4,984)	$(4,045)

Noncash Transactions
Repayment of borrowings with term loan proceeds	$—	$—	$(125,000)

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2019, Essent Guaranty had unassigned surplus of approximately $327.1 million. Essent PA had unassigned surplus of approximately $13.9 million as of December 31, 2019.

During the year ended December 31, 2019, the Parent Company received dividends from Essent Re totaling $55.0 million. During the years ended December 31, 2018 and 2017, the Parent Company did not receive any dividends from its subsidiaries.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2019, 2018 and 2017

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2019	812,924	(35,499)	—	777,425	0.0%
2018	660,260	(10,768)	—	649,492	0.0%
2017	530,130	—	—	530,130	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2020 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2020 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2020 Annual General Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2019, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	355,675	(1)	(2)	4,232,379	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	355,675		—	4,232,379
_______________________________________________________________________________

(1)
All of these shares are subject to outstanding restricted common share unit awards. This number does not include 563,244 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under column (c).

(2)	Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)
All of the shares that remained available for future issuance as of December 31, 2019 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 3, 2017 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 7,500,000 common shares are reserved and available for delivery under the amended and restated 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2020 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2020 Annual General Meeting of Shareholders.

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

10.5	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.6	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on May 6, 2019)
10.7	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.8	†
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

10.12	†
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

10.14	†
Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Christopher G. Curran (incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 19, 2019)

10.15	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.16	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.17
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

21.1	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 14th day of February, 2020.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 14, 2020
Mark A. Casale

/s/ LAWRENCE E. MCALEE	Senior Vice President, Chief Financial Officer	February 14, 2020
Lawrence E. McAlee

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer	February 14, 2020
David B. Weinstock

/s/ JANE P. CHWICK	Director	February 14, 2020
Jane P. Chwick

/s/ ADITYA DUTT	Director	February 14, 2020
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 14, 2020
Robert Glanville

/s/ ANGELA HEISE	Director	February 14, 2020
Angela Heise

/s/ ROY J. KASMAR	Director	February 14, 2020
Roy J. Kasmar

/s/ DOUGLAS J. PAULS	Director	February 14, 2020
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 14, 2020
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
ITEM 16. FORM 10-K SUMMARY

SIGNATURES