Form 10-Q
period 2020-03-31
Essent Group Ltd.
filed 2020-05-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 1, 2020 was 98,623,303.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

•
the duration, spread and severity of the COVID-19 outbreak, which is currently ongoing and still evolving; the actions taken to contain the virus or treat its impact, including government and GSE actions to mitigate the economic impact of the outbreak; the nature and extent of the forbearance and modification options available to borrowers affected by the outbreak on mortgages we insure; reserve and other accounting estimates relating to the impact of the COVID-19 outbreak; borrower behavior in response to the outbreak and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery; how quickly and to what extent affected borrowers can recover from the negative economic impact of the outbreak; and whether and to what extent the outbreak and related economic conditions will exacerbate other risks and uncertainties facing our business, financial condition and business strategy;

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2020 — $3,061,177; 2019 — $2,967,225)	$3,110,362	$3,035,385
Short-term investments available for sale, at fair value (amortized cost: 2020 — $595,173; 2019 — $315,360)	595,165	315,362
Total investments available for sale	3,705,527	3,350,747
Other invested assets	75,380	78,873
Total investments	3,780,907	3,429,620
Cash	31,055	71,350
Accrued investment income	18,572	18,535
Accounts receivable	41,228	40,655
Deferred policy acquisition costs	15,147	15,705
Property and equipment (at cost, less accumulated depreciation of $58,517 in 2020 and $57,639 in 2019)	16,325	17,308
Prepaid federal income tax	261,885	261,885
Other assets	21,815	18,367
Total assets	$4,186,934	$3,873,425

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$73,341	$69,362
Unearned premium reserve	264,134	278,887
Net deferred tax liability	259,688	249,620
Credit facility borrowings (at carrying value, less unamortized deferred costs of $620 in 2020 and $763 in 2019)	424,380	224,237
Other accrued liabilities	58,317	66,474
Total liabilities	1,079,860	888,580
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 98,602 shares in 2020 and 98,394 shares in 2019	1,479	1,476
Additional paid-in capital	1,117,286	1,118,655
Accumulated other comprehensive income	46,113	56,187
Retained earnings	1,942,196	1,808,527
Total stockholders’ equity	3,107,074	2,984,845
Total liabilities and stockholders’ equity	$4,186,934	$3,873,425

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Revenues:
Net premiums written	$191,743	$177,644
Decrease in unearned premiums	14,753	147
Net premiums earned	206,496	177,791
Net investment income	20,633	19,880
Realized investment gains, net	3,135	660
Other income (loss)	(1,424)	2,195
Total revenues	228,840	200,526

Losses and expenses:
Provision for losses and LAE	8,063	7,107
Other underwriting and operating expenses	41,947	41,030
Interest expense	2,132	2,670
Total losses and expenses	52,142	50,807

Income before income taxes	176,698	149,719
Income tax expense	27,175	21,999
Net income	$149,523	$127,720

Earnings per share:
Basic	$1.53	$1.31
Diluted	1.52	1.30

Weighted average shares outstanding:
Basic	97,949	97,595
Diluted	98,326	98,104

Net income	$149,523	$127,720

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($6,979) in 2020 and $7,951 in 2019	(10,074)	38,366
Total other comprehensive income (loss)	(10,074)	38,366
Comprehensive income	$139,449	$166,086

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Common Shares
Balance, beginning of period	$1,476	$1,472
Issuance of management incentive shares	5	6
Cancellation of treasury stock	(2)	(3)
Balance, end of period	1,479	1,475

Additional Paid-In Capital
Balance, beginning of period	1,118,655	1,110,800
Dividends and dividend equivalents declared	160	—
Issuance of management incentive shares	(5)	(6)
Stock-based compensation expense	4,780	4,100
Cancellation of treasury stock	(6,304)	(8,097)
Balance, end of period	1,117,286	1,106,797

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	56,187	(28,993)
Other comprehensive (loss) income	(10,074)	38,366
Balance, end of period	46,113	9,373

Retained Earnings
Balance, beginning of period	1,808,527	1,282,438
Net income	149,523	127,720
Dividends and dividend equivalents declared	(15,854)	—
Balance, end of period	1,942,196	1,410,158

Treasury Stock
Balance, beginning of period	—	—
Treasury stock acquired	(6,306)	(8,100)
Cancellation of treasury stock	6,306	8,100
Balance, end of period	—	—

Total Stockholders' Equity	$3,107,074	$2,527,803

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating Activities
Net income	$149,523	$127,720
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(3,135)	(660)
Equity in net loss (income) of other invested assets	96	159
Distribution of income from other invested assets	339	—
Depreciation and amortization	878	901
Stock-based compensation expense	4,780	4,100
Amortization of premium on investment securities	5,840	3,551
Deferred income tax provision	17,047	15,447
Change in:
Accrued investment income	(37)	(549)
Accounts receivable	805	(1,319)
Deferred policy acquisition costs	558	392
Other assets	(2,877)	2,370
Reserve for losses and LAE	3,979	4,020
Unearned premium reserve	(14,753)	(147)
Other accrued liabilities	88	(17,303)
Net cash provided by operating activities	163,131	138,682

Investing Activities
Net change in short-term investments	(279,803)	(56,422)
Purchase of investments available for sale	(294,746)	(192,530)
Proceeds from maturity of investments available for sale	29,472	17,014
Proceeds from sales of investments available for sale	159,127	79,714
Purchase of other invested assets	(2,310)	(1,983)
Return of investment from other invested assets	7,300	179
Purchase of property and equipment	(466)	(1,011)
Net cash used in investing activities	(381,426)	(155,039)

Financing Activities
Credit facility borrowings	200,000	—
Treasury stock acquired	(6,306)	(8,100)
Dividends paid	(15,694)	—
Net cash provided by (used in) financing activities	178,000	(8,100)

Net decrease in cash	(40,295)	(24,457)
Cash at beginning of year	71,350	64,946
Cash at end of period	$31,055	$40,489

Supplemental Disclosure of Cash Flow Information
Income tax payments	$—	$(5)
Interest payments	(1,641)	(2,532)

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2019, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2020 prior to the issuance of these condensed consolidated financial statements.

Note 2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2020

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This update is intended to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of an allowance for credit losses. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance rather than as a write-down of the amortized cost of the securities. The accounting for insurance losses and loss adjustment expenses ("LAE") are not within the scope of this ASU. The provisions of this update were effective for annual and interim periods beginning after December 15, 2019 and we adopted this standard on January 1, 2020 using the modified retrospective approach. The adoption of this ASU did not have a material effect on the Company's consolidated operating results or financial position.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The provisions of this update were effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for the removed disclosures. We adopted this standard on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provides optional expedients and exceptions for applying generally accepted accounting principles to contract, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact the adoption of this ASU will have on our consolidated operating results and financial position.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2020 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$224,192	$11,373	$—	$235,565
U.S. agency securities	33,614	278	—	33,892
U.S. agency mortgage-backed securities	838,547	37,865	(114)	876,298
Municipal debt securities (1)	398,245	23,497	(2,054)	419,688
Non-U.S. government securities	51,937	1,504	(1,232)	52,209
Corporate debt securities (2)	880,944	15,992	(17,433)	879,503
Residential and commercial mortgage securities	281,061	6,596	(12,125)	275,532
Asset-backed securities	352,637	644	(15,606)	337,675
Money market funds	595,173	—	(8)	595,165
Total investments available for sale	$3,656,350	$97,749	$(48,572)	$3,705,527

December 31, 2019 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$239,087	$3,526	$(407)	$242,206
U.S. agency securities	33,620	36	(51)	33,605
U.S. agency mortgage-backed securities	836,710	13,956	(2,332)	848,334
Municipal debt securities (1)	339,511	22,245	(118)	361,638
Non-U.S. government securities	52,230	2,812	(47)	54,995
Corporate debt securities (2)	856,638	24,255	(592)	880,301
Residential and commercial mortgage securities	282,840	6,542	(1,101)	288,281
Asset-backed securities	326,589	857	(1,421)	326,025
Money market funds	315,360	2	—	315,362
Total investments available for sale	$3,282,585	$74,231	$(6,069)	$3,350,747

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2020	2019
Special revenue bonds	73.7%	74.5%
General obligation bonds	22.6	21.3
Certificate of participation bonds	3.0	3.4
Tax allocation bonds	0.7	0.8
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2020	2019
Financial	34.1%	34.4%
Consumer, non-cyclical	20.3	20.1
Communications	11.3	10.3
Consumer, cyclical	7.9	7.6
Energy	7.3	8.3
Utilities	6.7	6.2
Technology	5.0	4.8
Basic materials	3.8	4.1
Industrial	3.6	4.2
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$72,085	$72,752
Due after 1 but within 5 years	84,353	89,094
Due after 5 but within 10 years	66,770	72,529
Due after 10 years	984	1,190
Subtotal	224,192	235,565
U.S. agency securities:
Due in 1 year	21,074	21,125
Due after 1 but within 5 years	12,540	12,767
Subtotal	33,614	33,892
Municipal debt securities:
Due in 1 year	589	561
Due after 1 but within 5 years	33,841	35,210
Due after 5 but within 10 years	205,608	216,334
Due after 10 years	158,207	167,583
Subtotal	398,245	419,688
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	22,261	22,575
Due after 5 but within 10 years	24,229	24,941
Due after 10 years	5,447	4,693
Subtotal	51,937	52,209
Corporate debt securities:
Due in 1 year	150,962	151,107
Due after 1 but within 5 years	429,020	432,300
Due after 5 but within 10 years	277,323	274,528
Due after 10 years	23,639	21,568
Subtotal	880,944	879,503
U.S. agency mortgage-backed securities	838,547	876,298
Residential and commercial mortgage securities	281,061	275,532
Asset-backed securities	352,637	337,675
Money market funds	595,173	595,165
Total investments available for sale	$3,656,350	$3,705,527

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Realized gross gains	$3,262	$671
Realized gross losses	127	11

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency mortgage-backed securities	14,136	(63)	2,265	(51)	16,401	(114)
Municipal debt securities	48,622	(2,053)	627	(1)	49,249	(2,054)
Non-U.S. government securities	10,302	(1,232)	—	—	10,302	(1,232)
Corporate debt securities	331,951	(17,431)	1,423	(2)	333,374	(17,433)
Residential and commercial mortgage securities	120,241	(11,323)	3,011	(802)	123,252	(12,125)
Asset-backed securities	213,185	(9,029)	69,388	(6,577)	282,573	(15,606)
Money market funds	20,545	(8)	—	—	20,545	(8)
Total	$758,982	$(41,139)	$76,714	$(7,433)	$835,696	$(48,572)

	Less than 12 months		12 months or more		Total
December 31, 2019 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$29,013	$(331)	$42,981	$(76)	$71,994	$(407)
U.S. agency securities	—	—	25,605	(51)	25,605	(51)
U.S. agency mortgage-backed securities	101,684	(1,042)	113,866	(1,290)	215,550	(2,332)
Municipal debt securities	10,651	(112)	624	(6)	11,275	(118)
Non-U.S. government securities	9,664	(47)	—	—	9,664	(47)
Corporate debt securities	83,013	(576)	14,531	(16)	97,544	(592)
Residential and commercial mortgage securities	59,341	(1,059)	3,442	(42)	62,783	(1,101)
Asset-backed securities	78,813	(202)	109,536	(1,219)	188,349	(1,421)
Total	$372,179	$(3,369)	$310,585	$(2,700)	$682,764	$(6,069)

At March 31, 2020 and December 31, 2019, we held 601 and 365 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at March 31, 2020 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that over 98% of the securities at March 31, 2020 had investment grade ratings. For certain mortgage and asset-backed securities, we reviewed the available credit enhancement for the security, noting that each lot reviewed had enhancement available in the form of subordinated tranches and concluded that a credit loss had not been incurred as of March 31, 2020. For certain corporate debt securities, we obtained the current business outlook for the issuers from our investment managers, including whether an issuer's ability to make scheduled principal and interest payments had been impaired as of March 31, 2020. For the issuers reviewed, we concluded that their ability to make their scheduled principal and interest payments was not impaired as of March 31, 2020 and that a credit loss had not been incurred. Accordingly, we concluded that the decline in the market values experienced at March 31, 2020 was largely due to widening of credit spreads associated with COVID-19 along with a decline in trading activity for certain security types rather than due to credit impairment. To support our assessment, we obtained April 2020 fair values for the securities individually reviewed, noting that the fair value of virtually all those reviewed had increased since March 31, 2020. There was no other-than-temporary impairment recorded by the Company in the three months ended March 31, 2019.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's other invested assets at March 31, 2020 and December 31, 2019 totaled $75.4 million and $78.9 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.9 million at March 31, 2020 and $9.4 million at December 31, 2019. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $872.7 million at March 31, 2020 and $805.5 million at December 31, 2019. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.5 million at March 31, 2020 and $6.4 million at December 31, 2019. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $6.4 million at March 31, 2020 and $6.4 million at December 31, 2019.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2020	2019
Fixed maturities	$20,614	$19,743
Short-term investments	1,122	1,058
Gross investment income	21,736	20,801
Investment expenses	(1,103)	(921)
Net investment income	$20,633	$19,880

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net premiums written:
Direct	$205,980	$183,682
Ceded (1)	(14,237)	(6,038)
Net premiums written	$191,743	$177,644

Net premiums earned:
Direct	$220,733	$183,829
Ceded (1)	(14,237)	(6,038)
Net premiums earned	$206,496	$177,791

(1)	Net of profit commission.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quota Share Reinsurance

Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. Should Essent Guaranty not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn would increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $1.9 billion as of March 31, 2020.

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

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of March 31, 2020:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027

(1)	If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.

(2)	If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of March 31, 2020:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$25,025,497	$6,762,026	$244,105	$—		$244,105	$208,111
2017	26,279,318	6,665,183	280,180	165,167	(4)	445,347	221,852
2018	31,375,687	7,923,964	377,509	87,941	(5)	465,450	253,081
2019 (3)	34,916,398	8,826,958	495,889	55,102	(6)	550,991	215,605
Total	$117,596,900	$30,178,131	$1,397,683	$308,210		$1,705,893	$898,649

(3)	Reinsurance coverage on new insurance written from January 1, 2019 through August 31, 2019.

(4)	Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.

(5)	Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.

(6)	Coverage provided pari-passu to the coverage provided by Radnor Re 2020-1 Ltd.

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of March 31, 2020:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$280,180	$169	$1,580	$1,749
Radnor Re 2019-1 Ltd.	377,509	(2,441)	1,967	(474)
Radnor Re 2019-2 Ltd.	244,105	(1,771)	1,210	(561)
Radnor Re 2020-1 Ltd.	495,889	(1,918)	6,059	4,141
Total	$1,397,683	$(5,961)	$10,816	$4,855

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

($ in thousands)	2020	2019
Reserve for losses and LAE at beginning of period	$69,362	$49,464
Less: Reinsurance recoverables	71	—
Net reserve for losses and LAE at beginning of period	69,291	49,464
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	15,419	11,828
Prior years	(7,356)	(4,721)
Net incurred losses and LAE during the current period	8,063	7,107
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	1	15
Prior years	4,110	3,072
Net loss and LAE payments during the current period	4,111	3,087
Net reserve for losses and LAE at end of period	73,243	53,484
Plus: Reinsurance recoverables	98	—
Reserve for losses and LAE at end of period	$73,341	$53,484

Loans in default at end of period	5,841	4,096

For the three months ended March 31, 2020, $4.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $7.4 million favorable prior year development during the three months ended March 31, 2020. Reserves remaining as of March 31, 2020 for prior years are $57.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2019, $3.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $4.7 million favorable prior year development during the three months ended March 31, 2019. Reserves remaining as of March 31, 2019 for prior years were $41.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Due to business restrictions, stay-at-home orders and travel restrictions implemented as a result of COVID-19, unemployment in the United States has increased significantly. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has the potential to increase the number of delinquencies and claim frequencies on the mortgages we insure. We expect to experience increased defaults beginning in the second quarter of 2020. COVID-19 has not materially affected our reserves as of March 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of borrowers that default on their mortgage, our expectations at each reporting date for the losses we will experience on those delinquencies and the ultimate claims we pay.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $500 million. The Credit Facility provides for a $275 million revolving credit facility, $225 million of term loans and a $100 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at March 31, 2020 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on May 17, 2021. As of March 31, 2020, the Company was in compliance with the covenants and $425 million had been borrowed under the Credit Facility with a weighted average interest rate of 2.87%. As of December 31, 2019, $225 million had been borrowed with a weighted average interest rate of 3.51%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2020 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2020, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to ten years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $9.5 million and $10.0 million as of March 31, 2020 and December 31, 2019, respectively, are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $11.9 million and $12.6 million as of March 31, 2020 and December 31, 2019, respectively, are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents lease cost and other lease information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Lease cost:
Operating lease cost	$700	$591
Short-term lease cost	5	42
Sublease income	(33)	(32)
Total lease cost	$672	$601

Other information:
Weighted average remaining lease term - operating leases	4.5 years	5.5 years
Weighted average discount rate - operating leases	4.0%	4.1%

The following table presents a maturity analysis of our lease liabilities as follows at March 31, 2020:

(In thousands)
2020 (April 1 through December 31)	$2,229
2021	2,999
2022	3,003
2023	2,752
2024	1,334
2025 and thereafter	793
Total lease payments to be paid	13,110
Less: Future interest expense	(1,173)
Present value of lease liabilities	$11,937

Note 8. Capital Stock

Dividends

In February 2020, the Board of Directors declared a quarterly cash dividend of $0.16 per common share which was paid on March 20, 2020. In May 2020, the Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on June 12, 2020, to shareholders of record on June 2, 2020.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the three months ended March 31, 2020:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11
Granted	109	51.52	69	51.52	312	51.50	6	26.83
Vested	(140)	36.29	(85)	40.47	(169)	36.70	(2)	51.11
Forfeited	—	N/A	—	N/A	(8)	49.23	—	42.06
Outstanding at March 31, 2020	363	$47.09	153	$46.34	486	$48.21	9	$35.02

In February 2020, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2020 vest in three equal installments on March 1, 2021, 2022 and 2023. The performance-based share awards granted in February 2020 vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2020 and vest on March 1, 2023. The portion of these nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<13%	0%
Threshold	13%	10%
	14%	35%
	15%	60%
	16%	85%
Maximum	≥17%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In January 2020, time-based share units were issued to all vice president and staff level employees and vest in three equal installments on January 2021, 2022 and 2023. In connection with our incentive program covering bonus awards for performance year 2019, in February 2020, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2021, 2022 and 2023. In May 2020, 38,128 time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $17.8 million and $22.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $37.5 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2020 and we expect to recognize the expense over a weighted average period of 2.4 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 139,853 in the three months ended March 31, 2020. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2020.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Compensation expense	$4,780	$4,100
Income tax benefit	918	765

Note 10. Income Taxes

As of March 31, 2020, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense. For the three months ended March 31, 2020, our provision for income taxes was not based on an estimated annual effective rate due to uncertainty regarding the potential impacts of COVID-19 on our results of operations. Due to that uncertainty, we were unable to make a reliable estimate of pretax income and the annual effective tax rate for the full year 2020. Accordingly, the provision for income taxes for the three months ended March 31, 2020 was based on the actual effective tax rate for the year to date period.

Income tax expense consists of the following components:

	Three Months Ended March 31,
(In thousands)	2020	2019
Current	$10,128	$6,552
Deferred	17,047	15,447
Total income tax expense	$27,175	$21,999

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 21%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows:

	Three Months Ended March 31,
	2020		2019
($ in thousands)	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$27,376	15.5%	$23,938	16.0%
Non-deductible expenses	714	0.4	324	0.2
Excess tax benefits from stock-based compensation	(620)	(0.3)	(1,956)	(1.3)
Tax exempt interest, net of proration	(342)	(0.2)	(443)	(0.3)
Other	47	0.0	136	0.1
Total income tax expense	$27,175	15.4%	$21,999	14.7%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Deferred tax assets	$27,863	$29,392
Deferred tax liabilities	(287,551)	(279,012)
Net deferred tax liability	$(259,688)	$(249,620)

The components of the net deferred tax liability were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Contingency reserves	$(277,496)	$(261,855)
Unearned premium reserve	15,897	16,641
Unrealized (gain) loss on investments	(6,235)	(13,214)
Accrued expenses	4,065	3,391
Deferred policy acquisition costs	(3,181)	(3,298)
Unearned ceding commissions	3,066	3,227
Fixed assets	1,383	1,502
Start-up expenditures, net	1,342	1,410
Change in fair market value of derivatives	1,252	370
Loss reserves	440	416
Nonvested shares	410	2,426
Investments in limited partnerships	(400)	(400)
Prepaid expenses	(131)	(132)
Loss reserves - TCJA transition adjustment	(108)	(113)
Organizational expenditures	8	9
Net deferred tax liability	$(259,688)	$(249,620)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the three months ended March 31, 2020, we had not purchased or sold any T&L Bonds and for the year ended December 31, 2019, we had a net purchases of T&L Bonds in the amount of $59.5 million. As of March 31, 2020 and December 31, 2019, we held $261.9 million of T&L Bonds.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At March 31, 2020 and December 31, 2019, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Net income	$149,523	$127,720

Basic weighted average shares outstanding	97,949	97,595
Dilutive effect of nonvested shares	377	509
Diluted weighted average shares outstanding	98,326	98,104

Basic earnings per share	$1.53	$1.31
Diluted earnings per share	$1.52	$1.30

There were 353,230 and 142,642 antidilutive shares for the three months ended March 31, 2020 and 2019, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of March 31, 2020 and 2019, 100% of the performance-based share awards would be issuable under the terms of the arrangements at each date if March 31 was the end of the contingency period.

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$69,401	$(13,214)	$56,187	$(33,276)	$4,283	$(28,993)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(13,918)	6,403	(7,515)	46,977	(8,071)	38,906
Less: Reclassification adjustment for gains included in net income (1)	(3,135)	576	(2,559)	(660)	120	(540)
Net unrealized gains (losses) on investments	(17,053)	6,979	(10,074)	46,317	(7,951)	38,366
Other comprehensive income (loss)	(17,053)	6,979	(10,074)	46,317	(7,951)	38,366
Balance at end of period	$52,348	$(6,235)	$46,113	$13,041	$(3,668)	$9,373

(1)	Included in net realized investment gains on our condensed consolidated statements of comprehensive income.

Note 13. Fair Value of Financial Instruments

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

March 31, 2020 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$235,565	$—	$—	$235,565
U.S. agency securities	—	33,892	—	33,892
U.S. agency mortgage-backed securities	—	876,298	—	876,298
Municipal debt securities	—	419,688	—	419,688
Non-U.S. government securities	—	52,209	—	52,209
Corporate debt securities	—	879,503	—	879,503
Residential and commercial mortgage securities	—	275,532	—	275,532
Asset-backed securities	—	337,675	—	337,675
Money market funds	595,165	—	—	595,165
Total assets at fair value (1)	$830,730	$2,874,797	$—	$3,705,527

(1)
Does not include the fair value of embedded derivatives, which we have accounted for separately as freestanding derivatives and included in other assets or other accrued liabilities in our condensed consolidated balance sheet. See Note 4 for more information.

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

(1)
Does not include the fair value of embedded derivatives, which we have accounted for separately as freestanding derivatives and included in other assets or other accrued liabilities in our condensed consolidated balance sheet. See Note 4 for more information.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Statutory Accounting

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

(In thousands)	2020	2019
Essent Guaranty
Statutory net income	$122,644	$101,989
Statutory surplus	1,074,153	905,534
Contingency reserve liability	1,270,864	981,207

Essent PA
Statutory net income	$1,627	$2,093
Statutory surplus	53,648	50,216
Contingency reserve liability	53,854	49,744

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2020 and 2019, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2020 and 2019, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. Due to business restrictions, stay-at-home orders and travel restrictions implemented as a result of COVID-19, we expect to experience increased defaults beginning in the second quarter of 2020. An increase in defaults increases our Minimum Required Assets under PMIERs, and, accordingly, we expect our Minimum Required Assets to increase in future periods.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2020, Essent Guaranty increased its contingency reserve by $73.6 million and Essent PA increased its contingency reserve by $0.9 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2020 or 2019.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2019, all such requirements were met.

Essent Re's statutory capital and surplus was $1.0 billion as of March 31, 2020 and $939.2 million as of December 31, 2019. Essent Re's statutory net income was $49.5 million and $39.5 million for the three months ended March 31, 2020 and 2019, respectively. Statutory capital and surplus as of March 31, 2020 and December 31, 2019 and statutory net income in the three months ended March 31, 2020 and 2019 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2019 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a negative outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 381 employees as of March 31, 2020. We generated new insurance written, or NIW, of approximately $13.5 billion and $11.0 billion for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had approximately $165.6 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of March 31, 2020, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.1 billion of risk. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a negative outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

COVID-19

The novel coronavirus disease 2019 ("COVID-19") was first identified in December 2019 in Wuhan China. On March 11, 2020 the outbreak had spread to be declared a pandemic by the World Health Organization (“WHO”). Within a week of the WHO's declaration, most major economies had announced significant and increasing restrictions on the movement and interaction of people. By the end of March 2020 it was estimated that a quarter of the world’s population was under some form of lockdown or stay-at-home order. Most state governments in the United States have implemented some form of travel and/or business restrictions to slow the spread of COVID-19. Business restrictions, stay-at-home orders and travel restrictions have resulted in a significant increase in unemployment in the United States, which has the potential to increase the number of delinquencies and claim frequencies on the mortgages we insure, as homeowners may not be able to make mortgage payments during extended periods of unemployment.

In response to the impact of COVID-19, the federal government has implemented unprecedented measures to assist borrowers in avoiding foreclosures and allow families to remain in their homes. Most notably, under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), consumers with federally backed mortgages were granted two financial protections: (1) a temporary moratorium on foreclosures, and (2) mortgage forbearance, either in the form of a lower monthly payment or temporarily suspending payments. Under the new law, borrowers have the right to request forbearance for up to 360 days due to hardship caused by COVID-19. We believe that these measures will likely increase the overall duration of the default resolution process, which may result in increases in claim severities for loans that proceed to claim.

Over 95% of loans insured by Essent are federally backed by Fannie Mae or Freddie Mac. As a mortgage loan in forbearance is considered delinquent, we will provide loss reserves as loans in forbearance are reported to us as delinquent once the borrower has missed two consecutive payments. However, we believe providing borrowers time to recover from the adverse financial impact of the COVID-19 event may allow some families to be able to remain in their homes and avoid foreclosure.

For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, mortgage servicers may work with them to modify the loans at which time the mortgage should be removed from delinquency status.

Essent has had a Pandemic Plan in place as part of its comprehensive Business Continuity Program for a number of years and invoked the Pandemic Plan in light of the COVID-19 event. Our workforce has been working in "full remote" mode since March 16, 2020. Through the use of technology, our national and regional account managers and customer service team have been in contact with our policyholders and their servicers, and we have made several COVID-19-related announcements which have been posted on our mortgage insurance website.

As of March 31, 2020, COVID-19 had not had a significant impact on our financial position or results of operations. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of March 31, 2020. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. However, due to the increased unemployment noted above, we expect an increase in defaults, which will result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers ("the QSR Agreement") and an increase in our Minimum Required Assets. In addition, it is possible that the volume of new mortgages could be negatively impacted by the stay-at-home orders which could result in lower NIW in future periods.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2020 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2020 and 2019, monthly premium policies comprised 90% and 87% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 73.9% at March 31, 2020. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2020. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

As more fully described in Note 4 to our condensed consolidated financial statements, the premiums ceded under certain reinsurance contracts with unaffiliated third parties varies based on changes in market interest rates. Under GAAP, these contracts contain embedded derivatives that are accounted for separately as freestanding derivatives. The change in the fair value of the embedded derivatives is reported in earnings and included in other income.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. As of March 31, 2020, 62% of our IIF relates to business written since January 1, 2018 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2020, 62% of our IIF relates to business written since January 1, 2018 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions implemented as a result of COVID-19, unemployment in the United States has increased significantly. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has the potential to increase the number of delinquencies on the mortgages we insure, and the claim frequency on existing delinquencies. We expect to experience increased defaults beginning in the second quarter of 2020. It is too early to tell how many claims we ultimately may have to pay associated with COVID-19-related defaults. There are many factors contributing to the uncertainty surrounding these insured loans. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. In addition, as more fully described in Note 4 to our condensed consolidated financial statements, at March 31, 2020, we had over $1.7 billion of excess of loss reinsurance covering NIW from January 1, 2015 to August 31, 2019 and a quota share reinsurance transaction on a portion of our NIW effective September 1, 2019 and continuing through December 31, 2020. COVID-19 has not materially affected our reserves as of March 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 59% of other underwriting and operating expenses for the three months ended March 31, 2020, compared to 57% of other underwriting and operating expenses for the three months ended March 31, 2019. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Essent Re reinsures 25% of Essent Guaranty's NIW under a quota share reinsurance agreement. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2020 and 2019 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2020	2019
IIF, beginning of period	$164,005,853	$137,720,786
NIW - Flow	13,549,299	10,945,307
NIW - Bulk	151	55,002
Cancellations	(11,939,800)	(5,539,454)
IIF, end of period	$165,615,503	$143,181,641
Average IIF during the period	$164,782,361	$140,137,045
RIF, end of period	$38,290,022	$34,744,417

The following is a summary of our IIF at March 31, 2020 by vintage:

($ in thousands)	$	%
2020 (through March 31)	$13,456,039	8.1%
2019	56,579,438	34.2
2018	32,032,954	19.3
2017	27,127,737	16.4
2016	17,593,372	10.6
2015 and prior	18,825,963	11.4
	$165,615,503	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For each of the three months ended March 31, 2020 and 2019, our average net premium rate was 0.48%. In 2019 and 2020, Essent Guaranty entered into third-party reinsurance agreements. We anticipate that the continued use of third-party reinsurance will reduce our average net premium rate in future periods.

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

As of March 31, 2020, our combined net risk in force for our U.S. insurance companies was $28.7 billion and our combined statutory capital was $2.5 billion, resulting in a risk-to-capital ratio of 11.7 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues:
Net premiums written	$191,743	$177,644
Decrease in unearned premiums	14,753	147
Net premiums earned	206,496	177,791
Net investment income	20,633	19,880
Realized investment gains, net	3,135	660
Other income (loss)	(1,424)	2,195
Total revenues	228,840	200,526

Losses and expenses:
Provision for losses and LAE	8,063	7,107
Other underwriting and operating expenses	41,947	41,030
Interest expense	2,132	2,670
Total losses and expenses	52,142	50,807
Income before income taxes	176,698	149,719
Income tax expense	27,175	21,999
Net income	$149,523	$127,720

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, we reported net income of $149.5 million, compared to net income of $127.7 million for the three months ended March 31, 2019. The increase in our operating results in 2020 over the same period in 2019 was primarily due to the increase in net premiums earned associated with the growth of our IIF and the increases in net investment income and realized investment gains, partially offset by a decrease in other income and increases in the provision for losses and LAE, other underwriting and operating expenses and income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2020 by 16%, compared to the three months ended March 31, 2019 primarily due to the increase in our average IIF from $140.1 billion at March 31, 2019 to $164.8 billion at March 31, 2020. The average net premium rate was 0.48% for each of the three months ended March 31, 2020 and 2019 as an increase in ceded premiums was offset by an increase in premiums earned on the cancellation of non-refundable single premium policies. In the three months ended March 31, 2020, ceded premiums increased to $14.2 million, from $6.0 million in the three months ended March 31, 2019 due to new third-party reinsurance agreements entered in 2020 and a full year of premiums ceded under third-party reinsurance agreements entered in 2019. In the three months ended March 31, 2020, premiums earned on the cancellation of non-refundable single premium policies increased to $14.6 million, from $4.3 million in the three months ended March 31, 2019 as a result of an increase in existing borrowers refinancing their mortgages due to favorable mortgage interest rates.

Net premiums written increased by 8% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in net written premiums in the three months ended March 31, 2020 was primarily due to an increase in average IIF in the respective period, partially offset by an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended March 31, 2020 and 2019, unearned premiums decreased by $14.8 million and $0.1 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $16.0 million and $20.0 million, respectively, which was offset by $30.8 million and $20.1 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2020	2019
Fixed maturities	$20,614	$19,743
Short-term investments	1,122	1,058
Gross investment income	21,736	20,801
Investment expenses	(1,103)	(921)
Net investment income	$20,633	$19,880

The increase in net investment income for the three months ended March 31, 2020 as compared to the same period in 2019 was due to the increase in the weighted average balance of our investment portfolio partially offset by a decrease in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $3.5 billion for the three months ended March 31, 2020 from $2.9 billion for the three months ended March 31, 2019. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. The pre-tax investment income yield decreased from 2.8% in the three months ended March 31, 2019 to 2.5% in the three months ended March 31, 2020 primarily due to an increase in the share of our investments allocated to cash, a general decline in investment yields due to declining interest rates and an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income for three months ended March 31, 2019 was $2.2 million compared to a loss of $1.4 million for the three months ended March 31, 2020. The decrease in other income for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to the changes in fair value of embedded derivatives contained in certain of our reinsurance agreements. In the three months ended March 31, 2020, we recorded an unfavorable decrease in the fair value of these embedded derivatives of $4.2 million compared to a favorable increase in the fair value of the embedded derivatives of $1.4 million in the three months ended March 31, 2019. Partially offsetting this decrease was an increase in fees earned for information technology and customer support services provided to Triad of $1.6 million for the three months ended March 31, 2020 as compared to $0.2 million for the three months ended March 31, 2019. Effective December 1, 2019, the Triad services agreement was amended providing for a flat monthly fee through November 30, 2021. Other income also includes contract underwriting revenues and underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Beginning default inventory	5,947	4,024
Plus: new defaults	3,933	2,918
Less: cures	(3,914)	(2,749)
Less: claims paid	(118)	(88)
Less: rescissions and denials, net	(7)	(9)
Ending default inventory	5,841	4,096

The increase in the number of defaults at March 31, 2020 compared to March 31, 2019 was primarily due to the increase in our IIF and policies in force and further seasoning of our insurance portfolio.

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of March 31,
	2020	2019
Case reserves (in thousands) (1)	$67,097	$49,093
Total reserves (in thousands) (1)	$73,325	$53,484
Ending default inventory	5,841	4,096
Average case reserve per default (in thousands)	$11.5	$12.0
Average total reserve per default (in thousands)	$12.6	$13.1
Default rate	0.83%	0.65%
Claims received included in ending default inventory	140	71

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $16 thousand as of March 31, 2020.

The decrease in the average case reserve per default was primarily due to improvements in economic fundamentals from the beginning of 2019 into the first quarter of 2020.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended March 31,
(In thousands)	2020	2019
Reserve for losses and LAE at beginning of period	$69,362	$49,464
Less: Reinsurance recoverables	71	—
Net reserve for losses and LAE at beginning of year	69,291	49,464
Add provision for losses and LAE occurring in:
Current period	15,419	11,828
Prior years	(7,356)	(4,721)
Incurred losses and LAE during the current period	8,063	7,107
Deduct payments for losses and LAE occurring in:
Current period	1	15
Prior years	4,110	3,072
Loss and LAE payments during the current period	4,111	3,087
Net reserve for losses and LAE at end of period	73,243	53,484
Plus: Reinsurance recoverables	98	—
Reserve for losses and LAE at end of period	$73,341	$53,484

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of March 31, 2020
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,043	52%	$15,128	23%	$170,374	9%
Four to eleven payments	2,140	37	30,493	45	114,135	27
Twelve or more payments	518	9	15,235	23	29,596	51
Pending claims	140	2	6,241	9	7,074	88
Total case reserves (1)	5,841	100%	67,097	100%	$321,179	21
IBNR			5,032
LAE			1,196
Total reserves for losses and LAE (1)			$73,325

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $16 thousand as of March 31, 2020.

	As of March 31, 2019
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	2,172	53%	$11,374	23%	$117,607	10%
Four to eleven payments	1,492	36	23,599	48	80,842	29
Twelve or more payments	361	9	11,105	23	20,526	54
Pending claims	71	2	3,015	6	3,517	86
Total case reserves	4,096	100%	49,093	100%	$222,492	22
IBNR			3,682
LAE			709
Total reserves for losses and LAE			$53,484

During the three months ended March 31, 2020, the provision for losses and LAE was $8.1 million, comprised of $15.4 million of current year losses partially offset by $7.4 million of favorable prior years’ loss development. During the three months ended March 31, 2019, the provision for losses and LAE was $7.1 million, comprised of $11.8 million of current year losses partially offset by $4.7 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Number of claims paid	118	88
Amount of claims paid	$4,157	$2,899
Claim severity	77%	78%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2020		2019
($ in thousands)	$	%	$	%
Compensation and benefits	$24,866	59%	$23,349	57%
Premium taxes	4,433	11	4,078	10
Other	12,648	30	13,603	33
Total other underwriting and operating expenses	$41,947	100%	$41,030	100%

Number of employees at end of period		381		377

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to increased stock compensation expense associated with shares granted in 2019 and 2020 and increased salaries and overtime associated with our increased NIW. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•	Premium taxes increased primarily due to an increase in premiums written.

•
Other expenses decreased as a result of ceding commission earned under the QSR Agreement. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three months ended March 31, 2020, we incurred interest expense of $2.1 million as compared to $2.7 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease in the weighted average interest rate for borrowings outstanding, partially offset by an increase in the average amounts outstanding under the Credit Facility. For the three months ended March 31, 2020, the average amount outstanding under the Credit Facility was $236.0 million as compared to $225.0 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the borrowings under the Credit Facility had a weighted average interest rate of 3.08% as compared to 4.49% for the three months ended March 31, 2019.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $27.2 million and $22.0 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, our provision for income taxes was not based on an estimated annual effective rate due to uncertainty regarding the potential impacts of COVID-19 on our results of operations. Due to that uncertainty, we were unable to make a reliable estimate of pretax income and the annual effective tax rate for the full year 2020. Accordingly, the provision for income taxes for the three months ended March 31, 2020 was based on the actual effective tax rate of 15.4% for the year to date period. For the three months ended March 31, 2019, our income tax expense was calculated using an estimated annual effective tax rate of 16.0%. For the three months ended March 31, 2020 and 2019, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $0.6 million and $2.0 million, respectively. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in the 2019 estimated annual effective tax rate above.

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

As of March 31, 2020, we had substantial liquidity with cash of $31.1 million, short-term investments of $595.2 million and fixed maturity investments of $3.1 billion. We also had $75 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. At March 31, 2020, net cash and investments at the holding company were $279.8 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2020.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, or to respond to changes in the business or economic environment related to COVID-19, or to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives including the insurance activities of Essent Re. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.

At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•	significant decline in the value of our investments;

•	inability to sell investment assets to provide cash to fund operating needs;

•	decline in expected revenues generated from operations;

•	increase in expected claim payments related to our IIF; or

•	increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2020, Essent Guaranty had unassigned surplus of approximately $368.8 million. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $14.6 million as of March 31, 2020. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2020, Essent Re had total equity of $1.0 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2020, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$163,131	$138,682
Net cash used in investing activities	(381,426)	(155,039)
Net cash provided by (used in) financing activities	178,000	(8,100)
Net decrease in cash	$(40,295)	$(24,457)

Operating Activities

Cash flow provided by operating activities totaled $163.1 million for the three months ended March 31, 2020, as compared to $138.7 million for the three months ended March 31, 2019. The increase in cash flow provided by operating activities of $24.4 million was primarily due to an increase in premiums collected during 2020.

Investing Activities

Cash flow used in investing activities totaled $381.4 million and $155.0 million for the three months ended March 31, 2020 and 2019, respectively. In both periods, cash flow used in investing activities related to investing cash flows from operations. Additionally, in 2020 cash flow used in investing activities included investing $200 million of increased borrowings under the Credit Facility.

Financing Activities

Cash flow provided by financing activities totaled $178.0 million for the three months ended March 31, 2020, primarily related to $200 million of increased borrowings under the Credit Facility, partially offset by the quarterly cash dividend paid in March and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $8.1 million for the three months ended March 31, 2019 primarily related to treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2020 and 2019, no capital contributions were made to our U.S. insurance subsidiaries.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through 2019. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2020 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,128,012
Contingency reserves	1,324,718
Combined statutory capital	$2,452,730
Combined net risk in force	$28,729,105
Combined risk-to-capital ratio	11.7:1

For additional information regarding regulatory capital, see Note 14 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty plus Essent PA, after eliminating the impact of intercompany transactions. The combined risk-to-capital ratio equals the sum of the net risk in force of Essent Guaranty and Essent PA divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance Commissioners Accounting Practices and Procedures Manual. Such practices vary from accounting principles generally accepted in the United States.

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. During the three months ended March 31, 2020 and 2019, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of March 31, 2020, Essent Re had total stockholders’ equity of $1.0 billion and net risk in force of $10.6 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a negative outlook by S&P and A (Excellent) with stable outlook by A.M. Best. The insurer financial strength rating of Essent Re is BBB+ with a negative outlook by S&P and A (Excellent) with stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of March 31, 2020, Essent Guaranty's Available Assets were $2.45 billion and its Minimum Required Assets were $1.23 billion based on our interpretation of PMIERs 2.0.

Due to business restrictions, stay-at-home orders and travel restrictions implemented as a result of COVID-19, we expect to experience increased defaults beginning in the second quarter of 2020, although it is too early to tell how many of our insured mortgages will default as a result of COVID-19. An increase in defaults increases our Minimum Requires Assets under PMIERs, and, accordingly, we expect our Minimum Required Assets to increase in future periods.

Consistent with the PMIERs, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Area that either 1) is subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance, the terms of which are materially consistent with terms of forbearance plans offered by Fannie Mae or Freddie Mac, or 2) has an initial default date occurring up to either (i) 30 days prior to or (ii) 90 days following the COVID 19 pandemic event. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for each insured loan in default for no longer than 120 days from the initial default date absent a forbearance plan described in 1) above.

Approximately 97% of Essent’s outstanding primary mortgage insurance portfolio, as of March 31, 2020, has underlying properties located in FEMA Declared Major Disaster Areas eligible for Individual Assistance. Accordingly, we believe that the majority of the non-performing loans that will be reported to the Company subsequent to March 31, 2020, will fall into categories 1) and 2) above and receive the 0.30 multiplier in calculating the PMIERs required assets.

Financial Condition

Stockholders’ Equity

As of March 31, 2020, stockholders’ equity was $3.1 billion, compared to $3.0 billion as of December 31, 2019. This increase was primarily due to net income generated in 2020, partially offset by a decrease in accumulated other comprehensive income related to a decrease in our unrealized investment gains.

Investments

As of March 31, 2020, investments totaled $3.8 billion compared to $3.4 billion as of December 31, 2019. In addition, our total cash was $31.1 million as of March 31, 2020, compared to $71.4 million as of December 31, 2019. The increase in investments was primarily due to investing net cash flows from operations and a $200 million credit facility borrowing during the three months ended March 31, 2020.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$235,565	6.4%	$242,206	7.2%
U.S. agency securities	33,892	0.9	33,605	1.0
U.S. agency mortgage-backed securities	876,298	23.7	848,334	25.3
Municipal debt securities(1)	419,688	11.3	361,638	10.8
Non-U.S. government securities	52,209	1.4	54,995	1.7
Corporate debt securities(2)	879,503	23.7	880,301	26.3
Residential and commercial mortgage securities	275,532	7.4	288,281	8.6
Asset-backed securities	337,675	9.1	326,025	9.7
Money market funds	595,165	16.1	315,362	9.4
Total Investments Available for Sale	$3,705,527	100.0%	$3,350,747	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2020	2019
Special revenue bonds	73.7%	74.5%
General obligation bonds	22.6	21.3
Certificate of participation bonds	3.0	3.4
Tax allocation bonds	0.7	0.8
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2020	2019
Financial	34.1%	34.4%
Consumer, non-cyclical	20.3	20.1
Communications	11.3	10.3
Consumer, cyclical	7.9	7.6
Energy	7.3	8.3
Utilities	6.7	6.2
Technology	5.0	4.8
Basic materials	3.8	4.1
Industrial	3.6	4.2
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,177,097	58.7%	$1,817,905	54.2%
Aa1	109,937	3.0	109,122	3.3
Aa2	152,322	4.1	145,282	4.3
Aa3	200,368	5.4	159,599	4.8
A1	199,762	5.4	206,643	6.2
A2	199,109	5.4	183,780	5.5
A3	188,393	5.1	191,933	5.7
Baa1	227,067	6.1	232,490	6.9
Baa2	173,772	4.7	179,664	5.4
Baa3	43,374	1.2	65,119	1.9
Below Baa3	34,326	0.9	59,210	1.8
Total Investments Available for Sale	$3,705,527	100.0%	$3,350,747	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,372,660	37.0%	$1,038,782	31.0%
1 to < 2 Years	508,923	13.7	306,148	9.1
2 to < 3 Years	402,111	10.9	348,708	10.4
3 to < 4 Years	330,719	8.9	361,147	10.8
4 to < 5 Years	298,753	8.1	443,382	13.2
5 or more Years	792,361	21.4	852,580	25.5
Total Investments Available for Sale	$3,705,527	100.0%	$3,350,747	100.0%

Top Ten Investments Available for Sale Holdings

	March 31, 2020
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain	Credit Rating(1)
1	Fannie Mae 3.500% 1/1/2058	$29,953	$28,590	$1,363	Aaa
2	Freddie Mac 4.000% 11/1/2048	27,834	27,283	551	Aaa
3	U.S. Treasury 2.625% 6/30/2023	21,207	19,666	1,541	Aaa
4	U.S. Treasury 5.250% 11/15/2028	20,966	18,844	2,122	Aaa
5	Ginnie Mae 4.000% 4/20/2049	19,226	18,828	398	Aaa
6	U.S. Treasury 1.500% 8/15/2026	18,523	17,447	1,076	Aaa
7	Fannie Mae 4.500% 5/1/2048	16,379	15,399	980	Aaa
8	Freddie Mac 4.500% 4/1/2049	15,968	15,433	535	Aaa
9	U.S. Treasury 2.625% 7/15/2021	15,197	14,740	457	Aaa
10	Freddie Mac 4.000% 5/15/2050	14,406	13,711	695	Aaa
Total		$199,659	$189,941	$9,718
Percent of Investments Available for Sale		5.4%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2019
($ in thousands)	Security	Fair Value
1	Fannie Mae 3.500% 1/1/2058	$30,112
2	U.S. Treasury 5.250% 11/15/2028	29,480
3	Freddie Mac 4.000% 11/1/2048	28,530
4	U.S. Treasury 2.625% 6/30/2023	20,465
5	U.S. Treasury 1.500% 8/15/2026	17,161
6	Fannie Mae 4.500% 5/1/2048	16,972
7	Freddie Mac 4.500% 4/1/2049	16,585
8	U.S. Treasury 2.625% 7/15/2021	14,978
9	Freddie Mac 4.000% 5/15/2050	14,700
10	Fannie Mae 4.000% 5/1/2056	13,079
Total		$202,062
Percent of Investments Available for Sale		6.0%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2020:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
University of Houston	$6,440	$6,364	Aa2
Texas A&M University	6,255	5,940	Aaa
State of Texas	5,755	5,525	Aaa
City of Houston TX Combined Utility System Revenue	5,125	4,659	Aa2
City of Austin TX Electric Utility Revenue	2,358	2,150	Aa3
Dallas/Fort Worth International Airport	2,335	2,181	A1
City of Houston TX	2,254	2,118	Aa3
North Texas Municipal Water District	2,049	1,962	Aaa
North Texas Tollway System	1,894	1,763	A2
City of Dallas TX	1,843	1,679	Aa3
City of Fort Worth TX Water & Sewer System Revenue	1,532	1,480	Aa1
Tarrant Regional Water District	1,527	1,454	Aaa
City of San Antonio TX Airport System	1,313	1,194	A1
City of Corpus Christi TX Utility System Revenue	1,164	1,079	A1
Harris County Toll Road Authority	1,066	1,035	Aa2
Central Texas Turnpike System	1,032	1,014	Baa1
Metropolitan Transit Authority of Harris County Sales & Use Tax Revenue	919	912	Aaa
County of Fort Bend TX	854	803	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	631	591	A3
San Jacinto Community College District	584	547	Aa3
Austin Independent School District	277	302	Aaa
	$47,207	$44,752

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
Metropolitan Transportation Authority	$7,605	$7,303	A1
State of New York Personal Income Tax Revenue	7,193	6,945	Aa1
City of New York NY	7,109	6,521	Aa1
The Port Authority of New York and New Jersey	5,984	5,586	Aa3
New York City Transitional Finance Authority Future Tax Secured Revenue	5,021	4,688	Aa1
City of Yonkers NY	2,344	2,305	A2
TSASC, Inc.	2,236	2,195	A2
County of Nassau NY	2,206	2,011	A2
Long Island Power Authority	1,893	1,766	A2
New York City Transitional Finance Authority Building Aid Revenue	1,565	1,485	Aa2
Town of Oyster Bay NY	1,092	1,047	Aa2
	$44,248	$41,852

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2020, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $10.8 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2019 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards adopted or under evaluation.

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

At March 31, 2020, the effective duration of our investments available for sale was 2.6 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 2.6% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 3.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.1% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks relating to the impact of COVID-19

An outbreak of COVID-19 is currently spreading throughout the world, including in Asia, Europe and the United States. This outbreak is unprecedented in modern history and continues to rapidly evolve and disrupt the global economy and financial markets, including the U.S. housing and mortgage markets. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic, and on March 13, 2020, U.S. President Donald Trump declared the outbreak to be a national emergency. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies.

The emergence of the COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, our business, results of operations, financial condition and liquidity. The extent to which the pandemic will continue to materially adversely affect our business, results of operations, financial condition and liquidity will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.

Since the outbreak of the pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the virus. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, referred to as the CARES Act, was signed into law. The CARES Act provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions, was signed into law. Among many other things, the CARES Act suspends foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs. In addition, the CARES Act enacts into law a requirement to provide payment forbearance on such mortgages to borrowers experiencing a hardship during the COVID-19 emergency. Forbearance under the CARES Act allows for a mortgage payment to be suspended for up to 360 days due to hardship caused by COVID-19. The CARES Act also provides for enhanced unemployment benefits and direct aid to individuals, among other things.

Fannie Mae and Freddie Mac, the primary purchasers of mortgages we insure, have adopted relief measures consistent with the CARES Act to assist borrowers impacted by COVID-19. Under forbearance plans announced by the GSEs and implemented by their servicers, eligible homeowners who are adversely impacted by COVID-19 are permitted to temporarily reduce or suspend their mortgage payments for up to 12 months. The GSEs have announced that, at the end of the forbearance plan, the homeowner may not be required to pay back their reduced or suspended mortgage payments in one lump sum, but may be eligible for a number of different options offered by their mortgage servicer, including repayment plans, resuming normal payments or lowering the monthly loan payment through a modification. However, there can be no assurances that homeowners will be able to remain current on their mortgages once the forbearance period ends, and a significant percentage could ultimately default and result in a mortgage insurance claim despite the GSE and other programs.

The COVID-19 pandemic and containment measures have contributed to, among other things:

•
The risk that policy losses and loss adjustment expenses we ultimately incur as a result of COVID-19 and the related economic impact may be substantially different than the loss reserves established on our financial statements at the end of each period. In accordance with industry practice and statutory accounting rules applicable to mortgage guaranty insurance companies, we establish loss reserves only for loans reported to us in default, including forbearance-related defaults. These reserves are established using estimated claim rates and claim amounts in estimating the ultimate loss, which estimates are subject to significant uncertainty given the unprecedented nature and magnitude of the COVID-19 pandemic. In addition, because our reserving method does not account for the impact of future losses that could occur from loans that are not yet delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists. As of March 31, 2020, we have been notified by mortgage servicers of only a limited number of mortgage defaults, however, we expect the number of COVID-19-related defaults reported to us, and consequently our reserves for losses and loss adjustment expenses as a result of COVID-19, to increase significantly over time.

•
A deterioration in the ability and willingness of homeowners to continue to make mortgage payments on loans that we insure, which could result in an increase in the amount of insurance regulatory and PMIERs capital we are required to hold for delinquent loans, including forbearance-related delinquencies, as well as an increase in claims ultimately made with respect to such mortgage loans. Mortgage delinquencies are typically affected by a variety of borrower-specific factors, such as job loss, illness, death and divorce, and macroeconomic factors, such as rising unemployment, market deterioration and home price depreciation, many of which are likely exacerbated by the COVID-19 pandemic.

•
A potential reduction in the number of new mortgage loans available for us to insure, and consequently, on our future volumes of new insurance written, with the degree of the impact dependent in large part on the extent and duration of the economic contraction.

•
Adverse impacts on capital, credit and reinsurance market conditions, which may limit our ability to issue ILNs, purchase reinsurance or access traditional financing methods. Such adverse impacts may increase our cost of capital and affect our ability to meet liquidity needs.

•	An increased strain on our risk management policies generally, including, but not limited to, the effectiveness and accuracy of our models, given the lack of data inputs and comparable precedent.

•	An increased risk to the value of our investments and other assets, which has the potential to result in impairment charges.

•	Adverse impacts on our daily business operations and our employees’ ability to perform necessary business functions, including as a result of illness or as a result of restrictions on movement.

•
Adverse impacts on our costs structure, including the need for increased staffing in certain segments of our business, increased spending on our business continuity efforts, such as technology, and readiness efforts for returning to our offices, which may in turn limit our ability to make investments in other areas.

•
An increased risk of an information or cyber-security incident, fraud, a failure to maintain the uninterrupted operation of our information systems or a failure in the effectiveness of our anti-money laundering and other compliance programs due to, among other things, an increase in remote work.

The above impacts of the COVID-19 pandemic and containment measures are likely to continue and in some cases, may worsen. The pandemic and containment measures may cause us to modify our strategic plans and business practices, and we may take further actions that we determine are in the best interests of our employees, customers and business partners. As a result of the above risks, COVID-19 could materially and adversely impact our business, results of operations, financial position and liquidity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2020. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	—	N/A	—	—
February 1 - February 29, 2020	—	N/A	—	—
March 1 - March 31, 2020	86,404	$43.64	—	—
Total	86,404		—	—

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 8, 2020	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 8, 2020	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2020	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)