Form 10-Q
period 2020-06-30
Essent Group Ltd.
filed 2020-08-10
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 3, 2020 was 112,423,304.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

•
the duration, spread and severity of the outbreak of novel coronavirus disease 2019 ("COVID-19"), which is currently ongoing and still evolving; the actions taken to contain the virus or treat its impact, including government and GSE actions to mitigate the economic impact of the outbreak; the nature and extent of the forbearance and modification options available to borrowers affected by the outbreak on mortgages we insure; reserve and other accounting estimates relating to the impact of the COVID-19 outbreak; borrower behavior in response to the outbreak and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery; how quickly and to what extent affected borrowers can recover from the negative economic impact of the outbreak; and whether and to what extent the outbreak and related economic conditions will exacerbate other risks and uncertainties facing our business, financial condition and business strategy;

•	changes in or to Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, whether through Federal legislation, restructurings or a shift in business practices;

•	failure to continue to meet the mortgage insurer eligibility requirements of the GSEs;

•	competition for our customers or the loss of a significant customer;

•	lenders or investors seeking alternatives to private mortgage insurance;

•	increase in the number of loans insured through Federal government mortgage insurance programs, including those offered by the Federal Housing Administration;

•	decline in the volume of low down payment mortgage originations;

•	uncertainty of loss reserve estimates;

•	decrease in the length of time our insurance policies are in force;

•	deteriorating economic conditions;

•	recently enacted U.S. Federal tax reform and its impact on us, our shareholders and our operations;

ii

•	the definition of “Qualified Mortgage” reducing the size of the mortgage origination market or creating incentives to use government mortgage insurance programs;

•	the definition of “Qualified Residential Mortgage” reducing the number of low down payment loans or lenders and investors seeking alternatives to private mortgage insurance;

•	the implementation of the Basel III Capital Accord, which may discourage the use of private mortgage insurance;

•	management of risk in our investment portfolio;

•	fluctuations in interest rates;

•	inadequacy of the premiums we charge to compensate for our losses incurred;

•	dependence on management team and qualified personnel;

•	disturbance to our information technology systems;

•	change in our customers’ capital requirements discouraging the use of mortgage insurance;

•	declines in the value of borrowers’ homes;

•	limited availability of capital or reinsurance;

•	unanticipated claims arise under and risks associated with our contract underwriting program;

•	industry practice that loss reserves are established only upon a loan default;

•	disruption in mortgage loan servicing, as a result of COVID-19 or otherwise;

•	risk of future legal proceedings;

•	customers’ technological demands;

•	our non-U.S. operations becoming subject to U.S. Federal income taxation;

•	becoming considered a passive foreign investment company for U.S. Federal income tax purposes; and

•	potential restrictions on the ability of our insurance subsidiaries to pay dividends.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2020 — $3,078,843; 2019 — $2,967,225)	$3,221,149	$3,035,385
Short-term investments available for sale, at fair value (amortized cost: 2020 — $1,130,963; 2019 — $315,360)	1,130,954	315,362
Total investments available for sale	4,352,103	3,350,747
Other invested assets	78,536	78,873
Total investments	4,430,639	3,429,620
Cash	72,787	71,350
Accrued investment income	18,711	18,535
Accounts receivable	39,750	40,655
Deferred policy acquisition costs	15,856	15,705
Property and equipment (at cost, less accumulated depreciation of $59,374 in 2020 and $57,639 in 2019)	15,458	17,308
Prepaid federal income tax	279,136	261,885
Other assets	27,611	18,367
Total assets	$4,899,948	$3,873,425

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$250,890	$69,362
Unearned premium reserve	258,567	278,887
Net deferred tax liability	272,746	249,620
Credit facility borrowings (at carrying value, less unamortized deferred costs of $477 in 2020 and $763 in 2019)	424,523	224,237
Other accrued liabilities	69,893	66,474
Total liabilities	1,276,619	888,580
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 112,423 shares in 2020 and 98,394 shares in 2019	1,686	1,476
Additional paid-in capital	1,561,737	1,118,655
Accumulated other comprehensive income	120,398	56,187
Retained earnings	1,939,508	1,808,527
Total stockholders’ equity	3,623,329	2,984,845
Total liabilities and stockholders’ equity	$4,899,948	$3,873,425

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Net premiums written	$205,904	$188,404	$397,647	$366,048
Decrease in unearned premiums	5,567	86	20,320	233
Net premiums earned	211,471	188,490	417,967	366,281
Net investment income	19,866	20,581	40,499	40,461
Realized investment gains (losses), net	(1,269)	583	1,866	1,243
Other income	6,009	2,238	4,585	4,433
Total revenues	236,077	211,892	464,917	412,418

Losses and expenses:
Provision for losses and LAE	175,877	4,960	183,940	12,067
Other underwriting and operating expenses	38,819	41,520	80,766	82,550
Interest expense	2,566	2,679	4,698	5,349
Total losses and expenses	217,262	49,159	269,404	99,966

Income before income taxes	18,815	162,733	195,513	312,452
Income tax expense	3,435	26,328	30,610	48,327
Net income	$15,380	$136,405	$164,903	$264,125

Earnings per share:
Basic	$0.15	$1.39	$1.65	$2.70
Diluted	0.15	1.39	1.64	2.69

Weighted average shares outstanding:
Basic	102,500	97,798	100,224	97,697
Diluted	102,605	98,170	100,466	98,137

Net income	$15,380	$136,405	$164,903	$264,125

Other comprehensive income (loss):
Change in unrealized appreciation of investments, net of tax expense of $17,592 and $7,094 in the three months ended June 30, 2020 and 2019 and $10,613 and $15,045 in the six months ended June 30, 2020 and 2019	74,285	35,987	64,211	74,353
Total other comprehensive income	74,285	35,987	64,211	74,353
Comprehensive income	$89,665	$172,392	$229,114	$338,478

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Common Shares
Balance, beginning of period	$1,479	$1,475	$1,476	$1,472
Issuance of common shares	207	—	207	—
Issuance of management incentive shares	—	1	5	7
Cancellation of treasury stock	—	—	(2)	(3)
Balance, end of period	1,686	1,476	1,686	1,476

Additional Paid-In Capital
Balance, beginning of period	1,117,286	1,106,797	1,118,655	1,110,800
Issuance of common shares, net of issuance costs of $18,875	439,768	—	439,768	—
Dividends and dividend equivalents declared	163	—	323	—
Issuance of management incentive shares	—	(1)	(5)	(7)
Stock-based compensation expense	4,568	4,222	9,348	8,322
Cancellation of treasury stock	(48)	(125)	(6,352)	(8,222)
Balance, end of period	1,561,737	1,110,893	1,561,737	1,110,893

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	46,113	9,373	56,187	(28,993)
Other comprehensive income	74,285	35,987	64,211	74,353
Balance, end of period	120,398	45,360	120,398	45,360

Retained Earnings
Balance, beginning of period	1,942,196	1,410,158	1,808,527	1,282,438
Net income	15,380	136,405	164,903	264,125
Dividends and dividend equivalents declared	(18,068)	—	(33,922)	—
Balance, end of period	1,939,508	1,546,563	1,939,508	1,546,563

Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(48)	(125)	(6,354)	(8,225)
Cancellation of treasury stock	48	125	6,354	8,225
Balance, end of period	—	—	—	—

Total Stockholders' Equity	$3,623,329	$2,704,292	$3,623,329	$2,704,292

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating Activities
Net income	$164,903	$264,125
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(1,866)	(1,243)
Equity in net loss (income) of other invested assets	(228)	291
Distribution of income from other invested assets	794	—
Depreciation and amortization	1,735	1,826
Stock-based compensation expense	9,348	8,322
Amortization of premium on investment securities	11,548	7,455
Deferred income tax provision	12,513	28,973
Change in:
Accrued investment income	(176)	(760)
Accounts receivable	1,238	(1,508)
Deferred policy acquisition costs	(151)	219
Prepaid federal income tax	(17,251)	(28,000)
Other assets	(7,622)	(7,832)
Reserve for losses and LAE	181,528	5,674
Unearned premium reserve	(20,320)	(233)
Other accrued liabilities	9,792	(11,825)
Net cash provided by operating activities	345,785	265,484

Investing Activities
Net change in short-term investments	(815,592)	(97,068)
Purchase of investments available for sale	(541,193)	(498,210)
Proceeds from maturity of investments available for sale	113,217	39,527
Proceeds from sales of investments available for sale	299,149	299,443
Purchase of other invested assets	(6,618)	(39,408)
Return of investment from other invested assets	7,078	556
Purchase of property and equipment	(934)	(1,775)
Net cash used in investing activities	(944,893)	(296,935)

Financing Activities
Issuance of common shares, net of costs	440,498	—
Credit facility borrowings	200,000	—
Treasury stock acquired	(6,354)	(8,225)
Payment of issuance costs for credit facility	—	(15)
Dividends paid	(33,599)	—
Net cash provided by (used in) financing activities	600,545	(8,240)

Net increase (decrease) in cash	1,437	(39,691)
Cash at beginning of year	71,350	64,946
Cash at end of period	$72,787	$25,255

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(10,000)	$(21,005)
Interest payments	(4,283)	(5,179)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$—	$18

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2019, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2020 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2020 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$248,140	$11,120	$(1)	$259,259
U.S. agency securities	14,435	247	—	14,682
U.S. agency mortgage-backed securities	791,142	39,048	(66)	830,124
Municipal debt securities (1)	436,386	29,068	(391)	465,063
Non-U.S. government securities	50,710	4,069	(142)	54,637
Corporate debt securities (2)	862,027	50,939	(829)	912,137
Residential and commercial mortgage securities	300,021	15,170	(2,680)	312,511
Asset-backed securities	388,732	2,410	(5,656)	385,486
Money market funds	1,118,213	1	(10)	1,118,204
Total investments available for sale	$4,209,806	$152,072	$(9,775)	$4,352,103

December 31, 2019 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$239,087	$3,526	$(407)	$242,206
U.S. agency securities	33,620	36	(51)	33,605
U.S. agency mortgage-backed securities	836,710	13,956	(2,332)	848,334
Municipal debt securities (1)	339,511	22,245	(118)	361,638
Non-U.S. government securities	52,230	2,812	(47)	54,995
Corporate debt securities (2)	856,638	24,255	(592)	880,301
Residential and commercial mortgage securities	282,840	6,542	(1,101)	288,281
Asset-backed securities	326,589	857	(1,421)	326,025
Money market funds	315,360	2	—	315,362
Total investments available for sale	$3,282,585	$74,231	$(6,069)	$3,350,747

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2020	2019
Special revenue bonds	74.3%	74.5%
General obligation bonds	22.2	21.3
Certificate of participation bonds	2.8	3.4
Tax allocation bonds	0.7	0.8
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2020	2019
Financial	35.0%	34.4%
Consumer, non-cyclical	20.8	20.1
Communications	10.9	10.3
Energy	7.6	8.3
Consumer, cyclical	7.2	7.6
Utilities	6.2	6.2
Technology	5.5	4.8
Industrial	3.5	4.2
Basic materials	3.3	4.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$83,842	$84,360
Due after 1 but within 5 years	101,678	106,198
Due after 5 but within 10 years	61,636	67,516
Due after 10 years	984	1,185
Subtotal	248,140	259,259
U.S. agency securities:
Due in 1 year	1,897	1,914
Due after 1 but within 5 years	12,538	12,768
Subtotal	14,435	14,682
Municipal debt securities:
Due in 1 year	212	213
Due after 1 but within 5 years	39,539	41,489
Due after 5 but within 10 years	228,199	244,273
Due after 10 years	168,436	179,088
Subtotal	436,386	465,063
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	22,258	23,589
Due after 5 but within 10 years	24,235	26,769
Due after 10 years	4,217	4,279
Subtotal	50,710	54,637
Corporate debt securities:
Due in 1 year	119,423	120,451
Due after 1 but within 5 years	456,301	479,892
Due after 5 but within 10 years	260,406	284,702
Due after 10 years	25,897	27,092
Subtotal	862,027	912,137
U.S. agency mortgage-backed securities	791,142	830,124
Residential and commercial mortgage securities	300,021	312,511
Asset-backed securities	388,732	385,486
Money market funds	1,118,213	1,118,204
Total investments available for sale	$4,209,806	$4,352,103

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Realized gross gains	$1,263	$1,923	$4,525	$2,594
Realized gross losses	2,103	1,225	2,230	1,236

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2020 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$15,983	$(1)	$—	$—	$15,983	$(1)
U.S. agency mortgage-backed securities	5,057	(30)	1,677	(36)	6,734	(66)
Municipal debt securities	32,488	(391)	—	—	32,488	(391)
Non-U.S. government securities	3,903	(142)	—	—	3,903	(142)
Corporate debt securities	14,953	(829)	—	—	14,953	(829)
Residential and commercial mortgage securities	50,165	(2,016)	10,535	(664)	60,700	(2,680)
Asset-backed securities	155,022	(2,974)	74,305	(2,682)	229,327	(5,656)
Money market funds	65,010	(10)	—	—	65,010	(10)
Total	$342,581	$(6,393)	$86,517	$(3,382)	$429,098	$(9,775)

	Less than 12 months		12 months or more		Total
December 31, 2019 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$29,013	$(331)	$42,981	$(76)	$71,994	$(407)
U.S. agency securities	—	—	25,605	(51)	25,605	(51)
U.S. agency mortgage-backed securities	101,684	(1,042)	113,866	(1,290)	215,550	(2,332)
Municipal debt securities	10,651	(112)	624	(6)	11,275	(118)
Non-U.S. government securities	9,664	(47)	—	—	9,664	(47)
Corporate debt securities	83,013	(576)	14,531	(16)	97,544	(592)
Residential and commercial mortgage securities	59,341	(1,059)	3,442	(42)	62,783	(1,101)
Asset-backed securities	78,813	(202)	109,536	(1,219)	188,349	(1,421)
Total	$372,179	$(3,369)	$310,585	$(2,700)	$682,764	$(6,069)

At June 30, 2020 and December 31, 2019, we held 274 and 365 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at June 30, 2020 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that over 98% of the securities at June 30, 2020 had investment-grade ratings. We concluded that gross unrealized losses noted above are principally associated with the changes in credit spreads subsequent to purchase rather than due to credit impairment. We recorded impairments of $0.4 million in the three and six months ended June 30, 2020 and other-than-temporary impairments of $0.1 million in the three and six months ended June 30, 2019 on securities in an unrealized loss position. The impairments resulted from our intent to sell the securities subsequent to the reporting date.

The Company's other invested assets at June 30, 2020 and December 31, 2019 totaled $78.5 million and $78.9 million, respectively. Other invested assets are comprised of limited partnership interests which are generally accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.9 million at June 30, 2020 and $9.4 million at December 31, 2019. In connection with its insurance and reinsurance activities,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $979.8 million at June 30, 2020 and $805.5 million at December 31, 2019. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.5 million at June 30, 2020 and $6.4 million at December 31, 2019. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $12.0 million at June 30, 2020 and $6.4 million at December 31, 2019.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Fixed maturities	$20,569	$20,180	$41,183	$39,923
Short-term investments	358	1,310	1,480	2,368
Gross investment income	20,927	21,490	42,663	42,291
Investment expenses	(1,061)	(909)	(2,164)	(1,830)
Net investment income	$19,866	$20,581	$40,499	$40,461

Note 4. Reinsurance

In the ordinary course of business, our insurance subsidiaries may use reinsurance to provide protection against adverse loss experience and to expand our capital sources. Reinsurance recoverables are recorded as assets and included in other assets on our condensed consolidated balance sheets, predicated on a reinsurer's ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts.

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net premiums written:
Direct	$228,044	$196,832	$434,024	$380,514
Ceded (1)	(22,140)	(8,428)	(36,377)	(14,466)
Net premiums written	$205,904	$188,404	$397,647	$366,048

Net premiums earned:
Direct	$233,611	$196,918	$454,344	$380,747
Ceded (1)	(22,140)	(8,428)	(36,377)	(14,466)
Net premiums earned	$211,471	$188,490	$417,967	$366,281

(1)	Net of profit commission.

Quota Share Reinsurance

Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. Should Essent Guaranty not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn would increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $3.3 billion as of June 30, 2020.

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

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of June 30, 2020:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027

(1)	If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.

(2)	If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of June 30, 2020:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$22,315,283	$6,025,734	$216,480	$—		$216,480	$207,849
2017	22,597,869	5,742,641	242,123	165,167	(4)	407,290	220,308
2018	26,393,162	6,676,437	325,537	76,144	(5)	401,681	252,392
2019 (3)	30,475,038	7,724,225	495,889	55,102	(6)	550,991	215,605
Total	$101,781,352	$26,169,037	$1,280,029	$296,413		$1,576,442	$896,154

(3)	Reinsurance coverage on new insurance written from January 1, 2019 through August 31, 2019.

(4)	Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.

(5)	Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.

(6)	Coverage provided pari-passu to the coverage provided by Radnor Re 2020-1 Ltd.

Based on the level of delinquencies reported to us, the ILN transactions listed above became subject to a "trigger event" as of June 25, 2020. The amortization of principal of the notes issued by the unaffiliated special purpose insurers in connection with the ILNs is suspended and the aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of June 30, 2020:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$573	$132	$705
Radnor Re 2019-1 Ltd.	325,537	(1,858)	307	(1,551)
Radnor Re 2019-2 Ltd.	216,480	(1,409)	172	(1,237)
Radnor Re 2020-1 Ltd.	495,889	(765)	503	(262)
Total	$1,280,029	$(3,459)	$1,114	$(2,345)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

($ in thousands)	2020	2019
Reserve for losses and LAE at beginning of period	$69,362	$49,464
Less: Reinsurance recoverables	71	—
Net reserve for losses and LAE at beginning of period	69,291	49,464
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	197,195	23,182
Prior years	(13,255)	(11,115)
Net incurred losses and LAE during the current period	183,940	12,067
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	289	245
Prior years	9,813	6,148
Net loss and LAE payments during the current period	10,102	6,393
Net reserve for losses and LAE at end of period	243,129	55,138
Plus: Reinsurance recoverables	7,761	—
Reserve for losses and LAE at end of period	$250,890	$55,138

Loans in default at end of period	38,068	4,405

For the six months ended June 30, 2020, $9.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $13.3 million favorable prior year development during the six months ended June 30, 2020. Reserves remaining as of June 30, 2020 for prior years are $46.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2019, $6.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $11.1 million favorable prior year development during the six months ended June 30, 2019. Reserves remaining as of June 30, 2019 for prior years were $32.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States has increased significantly. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the mortgages that we insure and has the potential to increase claim frequencies on defaults. As of June 30, 2020, insured loans in default totaled 38,068 and included 34,352 defaults classified as COVID-19 defaults. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the COVID-19 defaulted loans, we expect the ultimate number of COVID-19-related defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the COVID-19 default notices received in the three months ended June 30, 2020, compared to approximately a 9% reserve estimate for defaults that had missed three payments or less as of December 31, 2019. The reserve for losses and LAE on COVID-19 defaults was $189.0 million at June 30, 2020. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. A 100 basis point increase or decrease in the reserve rate applied to COVID-19 new default notices would result in a corresponding increase or decrease in our reserve for loss and LAE of approximately $26 million as of June 30, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $500 million. The Credit Facility provides for a $275 million revolving credit facility, $225 million of term loans and a $100 million uncommitted line that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at June 30, 2020 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 15). The borrowings under the Credit Facility contractually mature on May 17, 2021. As of June 30, 2020, the Company was in compliance with the covenants and $425 million had been borrowed under the Credit Facility with a weighted average interest rate of 1.93%. As of December 31, 2019, $225 million had been borrowed with a weighted average interest rate of 3.51%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2020 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2020, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to ten years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $9.0 million and $10.0 million as of June 30, 2020 and December 31, 2019, respectively, are reported on our condensed consolidated balance sheet as property and equipment. Operating lease liabilities of $11.3 million and $12.6 million as of June 30, 2020 and December 31, 2019, respectively, are reported on our condensed consolidated balance sheet as other accrued liabilities. Total rent expense was $0.6 million for each of the three months ended June 30, 2020 and 2019 and $1.2 million for each of the six months ended June 30, 2020 and 2019.

The following table presents lease cost for the three and six months ended June 30, 2020 and 2019 and other lease information at June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Lease cost:
Operating lease cost	$601	$606	$1,301	$1,197
Short-term lease cost	5	39	10	81
Sublease income	(33)	(32)	(66)	(64)
Total lease cost	$573	$613	$1,245	$1,214

Other information:
Weighted average remaining lease term - operating leases			4.3 years	5.3 years
Weighted average discount rate - operating leases			4.0%	4.1%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a maturity analysis of our lease liabilities as follows at June 30, 2020:

(In thousands)
2020 (July 1 through December 31)	$1,490
2021	2,999
2022	3,003
2023	2,752
2024	1,334
2025 and thereafter	793
Total lease payments to be paid	12,371
Less: Future interest expense	(1,055)
Present value of lease liabilities	$11,316

Note 8. Capital Stock

Our authorized share capital consists of 233.3 million shares of a single class of common shares. The common shares have no pre-emptive rights or other rights to subscribe for additional shares, and no rights of redemption, conversion or exchange. Under certain circumstances and subject to the provisions of Bermuda law and our bye-laws, we may be required to make an offer to repurchase shares held by members. The common shares rank pari-passu with one another in all respects as to rights of payment and distribution. In general, holders of common shares will have one vote for each common share held by them and will be entitled to vote, on a non-cumulative basis, at all meetings of shareholders. In the event that a shareholder is considered a 9.5% Shareholder under our bye-laws, such shareholder's votes will be reduced by whatever amount is necessary so that after any such reduction the votes of such shareholder will not result in any other person being treated as a 9.5% Shareholder with respect to the vote on such matter. Under these provisions certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share.

In June 2020, Essent Group completed the sale of 13.8 million common shares in a public offering at a price of $33.25 per share. The total net proceeds from this offering were approximately $440.0 million after deducting underwriting discounts, commissions and other offering expenses.

Dividends

In February 2020, the Board of Directors declared a quarterly cash dividend of $0.16 per common share which was paid on March 20, 2020. In May 2020, the Board of Directors declared a quarterly cash dividend of $0.16 per common share which was paid on June 12, 2020. In August 2020, the Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on September 10, 2020, to shareholders of record on August 31, 2020.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the six months ended June 30, 2020:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11
Granted	109	51.52	69	51.52	350	48.75	10	31.38
Vested	(140)	36.29	(85)	40.47	(192)	37.76	(2)	49.79
Forfeited	—	N/A	—	N/A	(12)	49.70	—	34.46
Outstanding at June 30, 2020	363	$47.09	153	$46.34	497	$46.64	13	$35.83

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

In January 2020, time-based share units were issued to all vice president and staff level employees and vest in three equal installments on January 2021, 2022 and 2023. In connection with our incentive program covering bonus awards for performance year 2019, in February 2020, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2021, 2022 and 2023. In May 2020, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $18.5 million and $23.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $33.6 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2020 and we expect to recognize the expense over a weighted average period of 2.2 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 141,801 in the six months ended June 30, 2020. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2020.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Compensation expense	$4,568	$4,222	$9,348	$8,322
Income tax benefit	868	790	1,786	1,555

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At June 30, 2020, Essent Guaranty had unassigned surplus of approximately $298.5 million. Essent Guaranty did not pay dividends to Essent Group or any intermediate holding companies in the three and six months ended June 30, 2020 or 2019. As a result of PMIERs guidance issued by the GSEs, effective June 30, 2020 through March 31, 2021, Essent Guaranty is required to obtain GSE written approval before paying a dividend. Essent PA had unassigned surplus of approximately $14.4 million as of June 30, 2020. Essent PA did not pay a dividend in the three and six months ended June 30, 2020 or 2019.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2020, Essent Re had total equity of $1.0 billion.

At June 30, 2020, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Income Taxes

As of June 30, 2020, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense. For the three and six months ended June 30, 2020, our provision for income taxes was not based on an estimated annual effective rate due to uncertainty regarding the potential impacts of COVID-19 on our results of operations. Due to that uncertainty, we were unable to make a reliable estimate of pretax income and the annual effective tax rate for the full year 2020. Accordingly, the provision for income taxes for the three and six months ended June 30, 2020 was based on the actual effective tax rate for the year to date period.

Income tax expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Current	$7,969	$12,801	$18,097	$19,354
Deferred	(4,534)	13,527	12,513	28,973
Total income tax expense	$3,435	$26,328	$30,610	$48,327

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 21%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows:

	Three Months Ended June 30,
	2020		2019
($ in thousands)	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$2,750	14.6%	$25,795	15.9%
Non-deductible expenses	707	3.8	439	0.3
Tax exempt interest, net of proration	(358)	(1.9)	(418)	(0.3)
Excess tax benefits from stock-based compensation	21	0.1	(22)	0.0
Other	315	1.7	534	0.3
Total income tax expense	$3,435	18.3%	$26,328	16.2%

	Six Months Ended June 30,
	2020		2019
($ in thousands)	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$30,126	15.4%	$49,733	15.9%
Non-deductible expenses	1,421	0.7	763	0.3
Tax exempt interest, net of proration	(700)	(0.4)	(861)	(0.3)
Excess tax benefits from stock-based compensation	(599)	(0.3)	(1,978)	(0.6)
Other	362	0.3	670	0.2
Total income tax expense	$30,610	15.7%	$48,327	15.5%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Deferred tax assets	$28,124	$29,392
Deferred tax liabilities	(300,870)	(279,012)
Net deferred tax liability	$(272,746)	$(249,620)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of the net deferred tax liability were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Contingency reserves	$(273,077)	$(261,855)
Unrealized (gain) loss on investments	(23,828)	(13,214)
Unearned premium reserve	15,233	16,641
Accrued expenses	4,279	3,391
Deferred policy acquisition costs	(3,330)	(3,298)
Unearned ceding commissions	3,021	3,227
Loss reserves	1,493	416
Start-up expenditures, net	1,274	1,410
Fixed assets	1,260	1,502
Nonvested shares	830	2,426
Change in fair market value of derivatives	726	370
Investments in limited partnerships	(400)	(400)
Prepaid expenses	(131)	(132)
Loss reserves - TCJA transition adjustment	(104)	(113)
Organizational expenditures	8	9
Net deferred tax liability	$(272,746)	$(249,620)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds ("T&L Bonds") issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the six months ended June 30, 2020, we had purchases of T&L Bonds in the amount of $17.3 million and for the year ended December 31, 2019, we had net purchases of T&L Bonds in the amount of $59.5 million. As of June 30, 2020 and December 31, 2019, we held $279.1 million and $261.9 million of T&L Bonds, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At June 30, 2020 and December 31, 2019, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

Note 12. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income	$15,380	$136,405	$164,903	$264,125

Basic weighted average shares outstanding	102,500	97,798	100,224	97,697
Dilutive effect of nonvested shares	105	372	242	440
Diluted weighted average shares outstanding	102,605	98,170	100,466	98,137

Basic earnings per share	$0.15	$1.39	$1.65	$2.70
Diluted earnings per share	$0.15	$1.39	$1.64	$2.69

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were 578,659 and 17,018 antidilutive shares for the three months ended June 30, 2020 and 2019, respectively, and 465,945 and 79,483 antidilutive shares for the six months ended June 30, 2020 and 2019, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of June 30, 2020, the following percentages of the performance-based share awards would be issuable under the terms of the arrangements if June 30, 2020 was the end of the contingency period:

2018 Performance-Based Grants	100%
2019 Performance-Based Grants	100%
2020 Performance-Based Grants	—%

Based on the compounded annual book value per share growth as of June 30, 2019, 100% of all performance-based share awards would have been issuable under the terms of the arrangements if June 30, 2019 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$52,348	$(6,235)	$46,113	$13,041	$(3,668)	$9,373
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	90,608	(17,344)	73,264	43,664	(7,211)	36,453
Less: Reclassification adjustment for losses (gains) included in net income (1)	1,269	(248)	1,021	(583)	117	(466)
Net unrealized gains on investments	91,877	(17,592)	74,285	43,081	(7,094)	35,987
Other comprehensive income	91,877	(17,592)	74,285	43,081	(7,094)	35,987
Balance at end of period	$144,225	$(23,827)	$120,398	$56,122	$(10,762)	$45,360

	Six Months Ended June 30,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$69,401	$(13,214)	$56,187	$(33,276)	$4,283	$(28,993)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	76,690	(10,941)	65,749	90,641	(15,282)	75,359
Less: Reclassification adjustment for gains included in net income (1)	(1,866)	328	(1,538)	(1,243)	237	(1,006)
Net unrealized gains on investments	74,824	(10,613)	64,211	89,398	(15,045)	74,353
Other comprehensive income	74,824	(10,613)	64,211	89,398	(15,045)	74,353
Balance at end of period	$144,225	$(23,827)	$120,398	$56,122	$(10,762)	$45,360

(1)	Included in net realized investment gains (losses) on our condensed consolidated statements of comprehensive income.

Note 14. Fair Value of Financial Instruments

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

June 30, 2020 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$259,259	$—	$—	$259,259
U.S. agency securities	—	14,682	—	14,682
U.S. agency mortgage-backed securities	—	830,124	—	830,124
Municipal debt securities	—	465,063	—	465,063
Non-U.S. government securities	—	54,637	—	54,637
Corporate debt securities	—	912,137	—	912,137
Residential and commercial mortgage securities	—	312,511	—	312,511
Asset-backed securities	—	385,486	—	385,486
Money market funds	1,118,204	—	—	1,118,204
Total assets at fair value (1)	$1,377,463	$2,974,640	$—	$4,352,103

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

Note 15. Statutory Accounting

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

(In thousands)	2020	2019
Essent Guaranty
Statutory net income	$120,883	$208,268
Statutory surplus	1,003,812	940,290
Contingency reserve liability	1,345,263	1,049,236

Essent PA
Statutory net income	$2,258	$4,216
Statutory surplus	53,432	51,151
Contingency reserve liability	54,685	50,915

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

At June 30, 2020 and 2019, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2020, Essent Guaranty increased its contingency reserve by $148.0 million and Essent PA increased its contingency reserve by $1.7 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2020 or 2019.

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

Essent Re's statutory capital and surplus was $1.0 billion as of June 30, 2020 and $939.2 million as of December 31, 2019. Essent Re's statutory net income was $59.0 million and $82.7 million for the six months ended June 30, 2020 and 2019, respectively. Statutory capital and surplus as of June 30, 2020 and December 31, 2019 and statutory net income in the six months ended June 30, 2020 and 2019 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2019 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a negative outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best. Essent Guaranty's financial strength rating was reaffirmed by A.M. Best on June 4, 2020 and by Moody's on July 21, 2020.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 389 employees as of June 30, 2020. We generated new insurance written, or NIW, of approximately $28.2 billion and $41.7 billion for the three and six months ended June 30, 2020, respectively, compared to approximately $18.0 billion and $29.0 billion for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had approximately $174.6 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of June 30, 2020, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.0 billion of risk. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. The insurer financial strength rating of Essent Re is BBB+ with a negative outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. On June 4, 2020 A.M. Best reaffirmed its rating of Essent Re.

COVID-19

The novel coronavirus disease 2019 ("COVID-19") was first identified in December 2019 in Wuhan China. On March 11, 2020 the outbreak had spread to be declared a pandemic by the World Health Organization (“WHO”). Within a week of the WHO's declaration, most major economies had announced significant and increasing restrictions on the movement and interaction of people. By the end of March 2020, it was estimated that a quarter of the world’s population was under some form of lockdown or stay-at-home order. Most state governments in the United States implemented some form of travel and/or business restrictions to slow the spread of COVID-19. Business restrictions, stay-at-home orders and travel restrictions have resulted in a significant increase in unemployment in the United States, which has increased the number of delinquencies and has the potential to increase claim frequencies on the mortgages we insure.

In response to the impact of COVID-19, the federal government has implemented unprecedented measures to assist borrowers in avoiding foreclosures and allow families to remain in their homes. Most notably, under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), consumers with federally backed mortgages were granted two financial protections: (1) a temporary moratorium on foreclosures, and (2) mortgage forbearance, either in the form of a lower monthly payment or temporarily suspending payments. Under the new law, borrowers have the right to request forbearance for up to 360 days due to hardship caused by COVID-19. We believe that these measures will likely increase the overall duration of the default resolution process and reduce the number of defaults that result in claims compared to our historical default-to-claim experience. However, the increase in the default resolution process may result in increases in claim severities for loans that proceed to claim.

Over 95% of loans insured by Essent are federally backed by Fannie Mae or Freddie Mac. As a mortgage loan in forbearance is considered delinquent, we will provide loss reserves as loans in forbearance are reported to us as delinquent once the borrower has missed two consecutive payments. However, we believe providing borrowers time to recover from the adverse financial impact of the COVID-19 event may allow some families to be able to remain in their homes and avoid foreclosure. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status.

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

As of March 31, 2020, COVID-19 had not had a significant impact on our financial position or results of operations. During the three months ended June 30, 2020, the number and percentage of mortgage loans we insure that were reported to have missed at least two consecutive payments of principal and interest had increased as a result of COVID-19, which has resulted in an increase in our provision for losses in the three and six months ended June 30, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of June 30, 2020. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers ("the QSR Agreement") and an increase in our Minimum Required Assets.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2020 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2020 and 2019, monthly premium policies comprised 90% and 88% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 67.9% at June 30, 2020. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2020. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

As more fully described in Note 4 to our condensed consolidated financial statements, the premiums ceded under certain reinsurance contracts with unaffiliated third parties vary based on changes in market interest rates. Under GAAP, these contracts contain embedded derivatives that are accounted for separately as freestanding derivatives. The change in the fair value of the embedded derivatives is reported in earnings and included in other income.

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•
the distribution of claims over the life of a book. As of June 30, 2020, 68% of our IIF relates to business written since January 1, 2018 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2020, 68% of our IIF relates to business written since January 1, 2018 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions implemented in March 2020 as a result of COVID-19, unemployment in the United States has increased significantly. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As of June 30, 2020, insured loans in default totaled 38,068 and included 34,352 defaults classified as COVID-19 defaults compared to 5,841 total defaults and no COVID-19 defaults as of March 31, 2020. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the COVID-19 defaulted loans, we expect the ultimate number of COVID-19-related defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we applied a lower reserve rate to COVID-19 default notices received in the three months ended June 30, 2020 than the rate used for defaults that had missed three payments or less as of June 30, 2019. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. As more fully described in Note 4 to our condensed consolidated financial statements, at June 30, 2020, we had approximately $1.6 billion of excess of loss reinsurance covering NIW from January 1, 2015 to August 31, 2019 and a quota share reinsurance transaction on a portion of our NIW effective September 1, 2019 and continuing through December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 62% and 61% of other underwriting and operating expenses for the three and six months ended June 30, 2020, respectively, compared to 56% of other underwriting and operating expenses for each of the three and six months ended June 30, 2019. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2020 and 2019 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
IIF, beginning of period	$165,615,503	$143,181,641	$164,005,853	$137,720,786
NIW - Flow	28,163,212	17,973,505	41,712,511	28,918,812
NIW - Bulk	—	29,524	151	84,526
Cancellations	(19,132,442)	(7,867,513)	(31,072,242)	(13,406,967)
IIF, end of period	$174,646,273	$153,317,157	$174,646,273	$153,317,157
Average IIF during the period	$168,635,275	$148,188,377	$166,865,006	$144,302,864
RIF, end of period	$39,113,879	$37,034,687	$39,113,879	$37,034,687

The following is a summary of our IIF at June 30, 2020 by vintage:

($ in thousands)	$	%
2020 (through June 30)	$41,196,840	23.6%
2019	51,138,928	29.3
2018	26,920,663	15.4
2017	23,247,877	13.3
2016	15,675,316	9.0
2015 and prior	16,466,649	9.4
	$174,646,273	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For each of the three and six months ended June 30, 2020, our average net premium rate was 0.48%, as compared to 0.49% and 0.48% for the three and six months ended June 30, 2019, respectively. In 2019 and 2020, Essent Guaranty entered into third-party reinsurance agreements. We anticipate that the continued use of third-party reinsurance will reduce our average net premium rate in future periods.

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

As of June 30, 2020, our combined net risk in force for our U.S. insurance companies was $28.8 billion and our combined statutory capital was $2.5 billion, resulting in a risk-to-capital ratio of 11.7 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Net premiums written	$205,904	$188,404	$397,647	$366,048
Decrease in unearned premiums	5,567	86	20,320	233
Net premiums earned	211,471	188,490	417,967	366,281
Net investment income	19,866	20,581	40,499	40,461
Realized investment gains (losses), net	(1,269)	583	1,866	1,243
Other income	6,009	2,238	4,585	4,433
Total revenues	236,077	211,892	464,917	412,418

Losses and expenses:
Provision for losses and LAE	175,877	4,960	183,940	12,067
Other underwriting and operating expenses	38,819	41,520	80,766	82,550
Interest expense	2,566	2,679	4,698	5,349
Total losses and expenses	217,262	49,159	269,404	99,966
Income before income taxes	18,815	162,733	195,513	312,452
Income tax expense	3,435	26,328	30,610	48,327
Net income	$15,380	$136,405	$164,903	$264,125

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

For the three months ended June 30, 2020, we reported net income of $15.4 million, compared to net income of $136.4 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, we reported net income of $164.9 million, compared to net income of $264.1 million for the six months ended June 30, 2019. The decreases in our operating results in 2020 over the same periods in 2019 was primarily due to increases in the provision for losses and LAE, partially offset by increases in net premiums earned and other income and decreases in other underwriting and operating expenses and income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2020 by 12%, compared to the three months ended June 30, 2019 primarily due to the increase in our average IIF from $148.2 billion at June 30, 2019 to $168.6 billion at June 30, 2020. The average net premium rate was 0.48% and 0.49% for the three months ended June 30, 2020 and 2019, respectively, as an increase in ceded premiums, changes in the mix of mortgages we insure and changes in our pricing were largely offset by an increase in premiums earned on the cancellation of non-refundable single premium policies. Net premiums earned increased in the six months ended June 30, 2020 by 14% compared to the six months ended June 30, 2019 due to the increase in our average IIF from $144.3 billion at June 30, 2019 to $166.9 billion at June 30, 2020. The average net premium rate was 0.48% in each of the six months ended June 30, 2020 and 2019 as an increase in ceded premiums was offset by an increase in premiums earned on the cancellation of non-refundable single premium policies. In the three and six months ended June 30, 2020, ceded premiums increased to $22.1 million and $36.4 million, respectively, from $8.4 million and $14.5 million in the three and six months ended June 30, 2019, respectively, due to reduced profit commission under our QSR Agreement as a result of higher ceded losses, new third-party reinsurance agreements entered in 2020 and a full three and six months of premiums ceded under third-party reinsurance agreements entered in 2019. In the three and six months ended June 30, 2020, premiums earned on the cancellation of non-refundable single premium policies increased to $26.7 million and $41.3 million, respectively, from $8.8 million and $13.1 million in the three and six months ended June 30, 2019, respectively, as a result of an increase in existing borrowers refinancing their mortgages due to favorable mortgage interest rates.

Net premiums written increased by 9% in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily due to an increase in average IIF in the respective periods, partially offset by an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended June 30, 2020 and 2019, unearned premiums decreased by $5.6 million and $0.1 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $36.8 million and $26.5 million, respectively, which was offset by $42.4 million and $26.6 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2020 and 2019, unearned premiums decreased by $20.3 million and $0.2 million, respectively. This was a result of net premiums written on single premium policies of $52.9 million and $46.5 million, respectively, which was offset by $73.2 million and $46.7 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Fixed maturities	$20,569	$20,180	$41,183	$39,923
Short-term investments	358	1,310	1,480	2,368
Gross investment income	20,927	21,490	42,663	42,291
Investment expenses	(1,061)	(909)	(2,164)	(1,830)
Net investment income	$19,866	$20,581	$40,499	$40,461

The changes in net investment income for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to a decrease in the pre-tax investment income yield partially offset by the increase in the weighted average balance of our investment portfolio. The average cash and investment portfolio balance increased to $3.9 billion for the three months ended June 30, 2020 from $3.0 billion for the three months ended June 30, 2019. The average cash and investment portfolio balance increased to $3.7 billion for the six months ended June 30, 2020 from $3.0 billion for the six months ended June 30, 2019. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations, proceeds from the public offering of common shares completed in June 2020 and increased borrowings under the Credit Facility. The pre-tax investment income yield decreased from 2.8% in each of the three and six months ended June 30, 2019 to 2.2% and 2.3% in the three and six months ended June 30, 2020, respectively, primarily due to an increase in the share of our investments allocated to cash, a general decline in investment yields due to declining interest rates and an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income for the three months ended June 30, 2020 was $6.0 million as compared to $2.2 million for the three months ended June 30, 2019. The increase in other income for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a favorable increase in fair value of embedded derivatives contained in certain of our reinsurance agreements and an increase in fees earned for information technology and customer support services provided to Triad. Other income for the six months ended June 30, 2020 was $4.6 million compared to $4.4 million for the six months ended June 30, 2019. The increase in other income for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to an increase in Triad service fees partially offset by a net unfavorable decrease in the fair value of the embedded derivatives. In the three and six months ended June 30, 2020 we earned Triad service fees of $1.6 million and $3.2 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. Effective December 1, 2019, the Triad services agreement was amended providing for a flat monthly fee through November 30, 2021. In the three months ended June 30, 2020, we recorded a favorable increase in the fair value of these embedded derivatives of $2.5 million compared to a favorable increase in the fair value of the embedded derivatives of $1.2 million in the three months ended June 30, 2019. In the six months ended June 30, 2020 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $1.7 million compared to a favorable increase of $2.6 million the six months ended June 30, 2019. Other income also includes contract underwriting revenues and underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily due to an increase in defaults related to COVID-19.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning default inventory	5,841	4,096	5,947	4,024
Plus: new defaults	37,357	2,849	41,290	5,767
Less: cures	(4,983)	(2,433)	(8,897)	(5,182)
Less: claims paid	(144)	(106)	(262)	(194)
Less: rescissions and denials, net	(3)	(1)	(10)	(10)
Ending default inventory	38,068	4,405	38,068	4,405

As of June 30, 2020, the ending default inventory included 34,352 defaults classified as COVID-19 defaults.

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of June 30,
	2020	2019
Case reserves (in thousands) (1)	$227,786	$50,576
Total reserves (in thousands) (1)	$250,862	$55,138
Ending default inventory	38,068	4,405
Average case reserve per default (in thousands)	$6.0	$11.5
Average total reserve per default (in thousands)	$6.6	$12.5
Default rate	5.19%	0.66%
Claims received included in ending default inventory	77	82

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $28 thousand as of June 30, 2020.

The decrease in the average total reserve per default was primarily due to a lower total reserve per COVID-19 default. Based on the forbearance programs in place and the credit characteristics of the COVID-19 defaulted loans, we expect the ultimate number of COVID-19-related defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the COVID-19 default notices received in the three months ended June 30, 2020, compared to approximately a 9% reserve estimate for defaults that had missed three payments or less as of June 30, 2019. The reserve for losses and LAE on COVID-19 defaults was $189.0 million at June 30, 2020.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Reserve for losses and LAE at beginning of period	$73,341	$53,484	$69,362	$49,464
Less: Reinsurance recoverables	98	—	71	—
Net reserve for losses and LAE at beginning of period	73,243	53,484	69,291	49,464
Add provision for losses and LAE occurring in:
Current period	181,776	11,354	197,195	23,182
Prior years	(5,899)	(6,394)	(13,255)	(11,115)
Incurred losses and LAE during the current period	175,877	4,960	183,940	12,067
Deduct payments for losses and LAE occurring in:
Current period	288	230	289	245
Prior years	5,703	3,076	9,813	6,148
Loss and LAE payments during the current period	5,991	3,306	10,102	6,393
Net reserve for losses and LAE at end of period	243,129	55,138	243,129	55,138
Plus: Reinsurance recoverables	7,761	—	7,761	—
Reserve for losses and LAE at end of period	$250,890	$55,138	$250,890	$55,138

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of June 30, 2020
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	33,514	88%	$166,897	73%	$2,233,678	7%
Four to eleven payments	3,813	10	39,028	17	234,152	17
Twelve or more payments	664	2	18,590	8	36,694	51
Pending claims	77	—	3,271	2	3,846	85
Total case reserves (1)	38,068	100%	227,786	100%	$2,508,370	9
IBNR			17,084
LAE			5,992
Total reserves for losses and LAE (1)			$250,862

(1)	The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $28 thousand as of June 30, 2020.

	As of June 30, 2019
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	2,511	57%	$12,646	25%	$133,536	9%
Four to eleven payments	1,443	33	22,292	44	78,047	29
Twelve or more payments	369	8	11,583	23	22,093	52
Pending claims	82	2	4,055	8	4,657	87
Total case reserves	4,405	100%	50,576	100%	$238,333	21
IBNR			3,792
LAE			770
Total reserves for losses and LAE			$55,138

During the three months ended June 30, 2020, the provision for losses and LAE was $175.9 million, comprised of $181.8 million of current year losses partially offset by $5.9 million of favorable prior years’ loss development. During the three months ended June 30, 2019, the provision for losses and LAE was $5.0 million, comprised of $11.4 million of current year losses partially offset by $6.4 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2020, the provision for losses and LAE was $183.9 million, comprised of $197.2 million of current year losses partially offset by $13.3 million of favorable prior years’ loss development. During the six months ended June 30, 2019, the provision for losses and LAE was $12.1 million, comprised of $23.2 million of current year losses partially offset by $11.1 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Number of claims paid	144	106	262	194
Amount of claims paid	$5,718	$3,208	$9,875	$6,107
Claim severity	78%	69%	78%	74%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$24,174	62%	$23,167	56%	$49,040	61%	$46,516	56%
Premium taxes	4,963	13	4,291	10	9,396	12	8,369	10
Other	9,682	25	14,062	34	22,330	28	27,665	34
Total other underwriting and operating expenses	$38,819	100%	$41,520	100%	$80,766	100%	$82,550	100%

Number of employees at end of period						389		383

The significant factors contributing to the change in other underwriting and operating expenses are:

•
Compensation and benefits increased in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 primarily due to increased stock compensation expense associated with shares granted in 2019 and 2020 and increased salaries and overtime associated with our increased NIW. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•	Premium taxes increased primarily due to an increase in premiums written.

•
Other expenses decreased primarily as a result of ceding commission earned under the QSR Agreement and lower travel expenses. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2020, we incurred interest expense of $2.6 million and $4.7 million, respectively, as compared to $2.7 million and $5.3 million for the three and six months ended June 30, 2019, respectively. The decreases were primarily due to a decrease in the weighted average interest rate for borrowings outstanding, partially offset by an increase in the average amounts outstanding under the Credit Facility. For the three and six months ended June 30, 2020, the average amount outstanding under the Credit Facility was $425.0 million and $330.5 million, respectively, as compared to $225.0 million for each of the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, the borrowings under the Credit Facility had a weighted average interest rate of 2.30% and 2.61%, respectively, as compared to 4.56% and 4.53% for the three and six months ended June 30, 2019, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $3.4 million and $26.3 million for the three months ended June 30, 2020 and 2019, respectively, and $30.6 million and $48.3 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, our provision for income taxes was not based on an estimated annual effective rate due to uncertainty regarding the potential impacts of COVID-19 on our results of operations. Accordingly, we were unable to make a reliable estimate of pretax income and the annual effective tax rate for the full year 2020, and the provision for income taxes for the six months ended June 30, 2020 was based on the actual effective tax rate of 15.7% for the year to date period. For the six months ended June 30, 2019, our income tax expense was calculated using an estimated annual effective tax rate of 16.1%. For the six months ended June 30, 2020 and 2019, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $0.6 million and $2.0 million, respectively. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in the 2019 estimated annual effective tax rate above.

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

As of June 30, 2020, we had substantial liquidity with cash of $72.8 million, short-term investments of $1.1 billion and fixed maturity investments of $3.2 billion. We also had $75 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on May 17, 2021. In June 2020, we completed a public offering of 13.8 million common shares to strengthen our capital resources and provide financial flexibility. Net proceeds from this offering were approximately $440 million. At June 30, 2020, net cash and investments at the holding company were $702.2 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2020.

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

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2020, Essent Guaranty had unassigned surplus of approximately $298.5 million. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $14.4 million as of June 30, 2020. As a result of PMIERs guidance issued by the GSEs, effective June 30, 2020 through March 31, 2021, Essent Guaranty is required to obtain GSE written approval before paying a dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2020, Essent Re had total equity of $1.0 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2020, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$345,785	$265,484
Net cash used in investing activities	(944,893)	(296,935)
Net cash provided by (used in) financing activities	600,545	(8,240)
Net increase (decrease) in cash	$1,437	$(39,691)

Operating Activities

Cash flow provided by operating activities totaled $345.8 million for the six months ended June 30, 2020, as compared to $265.5 million for the six months ended June 30, 2019. The increase in cash flow provided by operating activities of $80.3 million was primarily due to an increase in premiums collected, lower income tax payments and lower T&L Bond purchases during 2020.

Investing Activities

Cash flow used in investing activities totaled $944.9 million and $296.9 million for the six months ended June 30, 2020 and 2019, respectively. In both periods, cash flow used in investing activities related to investing cash flows from operations. Additionally, in 2020 cash flow used in investing activities included investing $440 million of net proceeds from the completion of a public offering of common shares in June and $200 million of increased borrowings under the Credit Facility.

Financing Activities

Cash flow provided by financing activities totaled $600.5 million for the six months ended June 30, 2020, primarily related to $440 million of net proceeds from the completion of a public offering of common shares in June and $200 million of increased borrowings under the Credit Facility partially offset by the quarterly cash dividends paid in March and June and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $8.2 million for the six months ended June 30, 2019 primarily related to treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the six months ended June 30, 2020 and 2019, no capital contributions were made to our U.S. insurance subsidiaries.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through 2019. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions that Essent Guaranty has entered into to date (the “ILNs”) became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2020 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,057,420
Contingency reserves	1,399,948
Combined statutory capital	$2,457,368
Combined net risk in force	$28,787,600
Combined risk-to-capital ratio	11.7:1

For additional information regarding regulatory capital, see Note 15 to our condensed consolidated financial statements. Our combined statutory capital equals the sum of statutory capital of Essent Guaranty plus Essent PA, after eliminating the impact of intercompany transactions. The combined risk-to-capital ratio equals the sum of the net risk in force of Essent Guaranty and Essent PA divided by combined statutory capital. The information above has been derived from the annual and quarterly statements of our insurance subsidiaries, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance

Commissioners Accounting Practices and Procedures Manual. Such practices vary from accounting principles generally accepted in the United States.

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. During the six months ended June 30, 2020 and 2019, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of June 30, 2020, Essent Re had total stockholders’ equity of $1.0 billion and net risk in force of $11.1 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of June 30, 2020, Essent Guaranty's Available Assets were $2.59 billion and its Minimum Required Assets were $1.46 billion based on our interpretation of PMIERs 2.0.

Under PMIERs guidance issued by the GSEs effective June 30, 2020, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Area eligible for Individual Assistance and that either 1) is subject to a forbearance plan granted in response to a FEMA Declared Major Disaster, the terms of which are materially consistent with terms of forbearance plans, repayment plans or loan modification trial period offered by Fannie Mae or Freddie Mac, or 2) has an initial missed payment occurring up to either (i) 30 days prior to the first day of the incident period specified in the FEMA Major Disaster Declaration or (ii) 90 days following the last day of the incident period specified in the FEMA Major Disaster Declaration, not to exceed 180 days from the first day of the incident period specified in the FEMA Major Disaster Declaration. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for each insured loan in default for no longer than four calendar months from the initial missed payment absent a forbearance plan described in 1) above. Further, under temporary provisions provided by the PMIERs guidance, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property that has an initial missed payment occurring on or after March 1, 2020 and prior to January 1, 2021 (COVID-19 Crisis Period). The 0.30 multiplier will be applicable for insured loans in default 1) subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan, repayment plan or loan modification trial period), the terms of which are materially consistent with terms offered by Fannie Mae or Freddie Mac or 2) for up to four calendar months after the initial missed payment absent a forbearance plan. The 34,352 COVID-19 defaults included in our June 30, 2020 default inventory fall into categories 1) and 2) above and received the 0.30 multiplier in calculating the PMIERs required assets.

Financial Condition

Stockholders’ Equity

As of June 30, 2020, stockholders’ equity was $3.6 billion, compared to $3.0 billion as of December 31, 2019. This increase was primarily due to the completion of a public offering of common shares in June 2020, net income generated in 2020 and an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains.

Investments

As of June 30, 2020, investments totaled $4.4 billion compared to $3.4 billion as of December 31, 2019. In addition, our total cash was $72.8 million as of June 30, 2020, compared to $71.4 million as of December 31, 2019. The increase in investments was primarily due to investing net cash flows from operations, the net proceeds from the public offering of common shares and the borrowings under the Credit Facility during the six months ended June 30, 2020.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$259,259	5.9%	$242,206	7.2%
U.S. agency securities	14,682	0.3	33,605	1.0
U.S. agency mortgage-backed securities	830,124	19.1	848,334	25.3
Municipal debt securities(1)	465,063	10.7	361,638	10.8
Non-U.S. government securities	54,637	1.2	54,995	1.7
Corporate debt securities(2)	912,137	21.0	880,301	26.3
Residential and commercial mortgage securities	312,511	7.2	288,281	8.6
Asset-backed securities	385,486	8.9	326,025	9.7
Money market funds	1,118,204	25.7	315,362	9.4
Total Investments Available for Sale	$4,352,103	100.0%	$3,350,747	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2020	2019
Special revenue bonds	74.3%	74.5%
General obligation bonds	22.2	21.3
Certificate of participation bonds	2.8	3.4
Tax allocation bonds	0.7	0.8
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2020	2019
Financial	35.0%	34.4%
Consumer, non-cyclical	20.8	20.1
Communications	10.9	10.3
Energy	7.6	8.3
Consumer, cyclical	7.2	7.6
Utilities	6.2	6.2
Technology	5.5	4.8
Industrial	3.5	4.2
Basic materials	3.3	4.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	June 30, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,642,359	60.7%	$1,817,905	54.2%
Aa1	129,451	3.0	109,122	3.3
Aa2	171,704	3.9	145,282	4.3
Aa3	235,462	5.4	159,599	4.8
A1	213,946	4.9	206,643	6.2
A2	253,507	5.8	183,780	5.5
A3	211,209	4.9	191,933	5.7
Baa1	244,669	5.6	232,490	6.9
Baa2	183,639	4.2	179,664	5.4
Baa3	37,005	0.9	65,119	1.9
Below Baa3	29,152	0.7	59,210	1.8
Total Investments Available for Sale	$4,352,103	100.0%	$3,350,747	100.0%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$2,140,698	49.2%	$1,038,782	31.0%
1 to < 2 Years	415,342	9.5	306,148	9.1
2 to < 3 Years	369,123	8.5	348,708	10.4
3 to < 4 Years	258,405	5.9	361,147	10.8
4 to < 5 Years	343,687	7.9	443,382	13.2
5 or more Years	824,848	19.0	852,580	25.5
Total Investments Available for Sale	$4,352,103	100.0%	$3,350,747	100.0%

Top Ten Investments Available for Sale Holdings

	June 30, 2020
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain	Credit Rating(1)
1	Fannie Mae 3.500% 1/1/2058	$28,982	$27,508	$1,474	Aaa
2	Freddie Mac 4.000% 11/1/2048	25,869	24,847	1,022	Aaa
3	U.S. Treasury 0.250% 5/31/2025	25,578	25,560	18	Aaa
4	U.S. Treasury 2.625% 6/30/2023	21,194	19,672	1,522	Aaa
5	U.S. Treasury 5.250% 11/15/2028	21,100	18,750	2,350	Aaa
6	U.S. Treasury 1.500% 8/15/2026	18,646	17,449	1,197	Aaa
7	Ginnie Mae 4.000% 4/20/2049	15,932	15,647	285	Aaa
8	Fannie Mae 4.500% 5/1/2048	15,352	14,387	965	Aaa
9	U.S. Treasury 2.625% 7/15/2021	15,123	14,742	381	Aaa
10	Freddie Mac 4.500% 4/1/2049	14,531	13,865	666	Aaa
Total		$202,307	$192,427	$9,880
Percent of Investments Available for Sale		4.6%

(1)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2019
($ in thousands)	Security	Fair Value
1	Fannie Mae 3.500% 1/1/2058	$30,112
2	U.S. Treasury 5.250% 11/15/2028	29,480
3	Freddie Mac 4.000% 11/1/2048	28,530
4	U.S. Treasury 2.625% 6/30/2023	20,465
5	U.S. Treasury 1.500% 8/15/2026	17,161
6	Fannie Mae 4.500% 5/1/2048	16,972
7	Freddie Mac 4.500% 4/1/2049	16,585
8	U.S. Treasury 2.625% 7/15/2021	14,978
9	Freddie Mac 4.000% 5/15/2050	14,700
10	Fannie Mae 4.000% 5/1/2056	13,079
Total		$202,062
Percent of Investments Available for Sale		6.0%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2020:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
University of Houston	$6,722	$6,353	Aa2
Texas A&M University	6,382	5,909	Aaa
State of Texas	5,882	5,495	Aaa
City of Houston TX Combined Utility System Revenue	5,246	4,645	Aa2
City of Austin TX Electric Utility Revenue	2,362	2,144	Aa3
Dallas/Fort Worth International Airport	2,257	2,175	A2
City of Houston TX	2,241	2,108	Aa3
North Texas Municipal Water District	2,100	1,951	Aaa
North Texas Tollway System	1,891	1,759	A2
City of Dallas TX	1,869	1,672	Aa3
LCRA Transmission Services Corp	1,836	1,814	A2
City of Fort Worth TX Water & Sewer System Revenue	1,563	1,471	Aa1
Tarrant Regional Water District	1,559	1,447	Aaa
City of San Antonio TX Airport System	1,248	1,191	A1
City of Corpus Christi TX Utility System Revenue	1,167	1,076	Aa3
Harris County Toll Road Authority	1,076	1,029	Aa2
Central Texas Turnpike System	1,017	1,012	Baa1
Metropolitan Transit Authority of Harris County Sales & Use Tax Revenue	932	911	Aaa
County of Fort Bend TX	869	800	Aa1
San Jacinto Community College District	595	545	Aa3
Austin-Bergstrom Landhost Enterprises, Inc.	584	589	A3
Austin Independent School District	311	301	Aaa
	$49,709	$46,397

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$8,797	$8,172	Aa1
State of New York Personal Income Tax Revenue	7,411	6,921	Aa1
Metropolitan Transportation Authority	7,378	7,276	A2
City of New York NY	7,225	6,512	Aa1
The Port Authority of New York and New Jersey	5,901	5,565	Aa3
The Research Foundation of State University of New York	3,486	3,165	A1
City of Yonkers NY	2,456	2,304	A2
TSASC, Inc.	2,327	2,189	A2
County of Nassau NY	2,197	2,003	A2
Long Island Power Authority	1,893	1,758	A2
New York State Dormitory Authority	1,803	1,767	Aa3
New York City Transitional Finance Authority Building Aid Revenue	1,594	1,486	Aa2
Town of Oyster Bay NY	1,094	1,042	Aa2
	$53,562	$50,160

(1)	Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)	Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2020, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $1.1 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2020, the effective duration of our investments available for sale was 2.2 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 2.2% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 3.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.0% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this Quarterly Report.

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

Since the outbreak of the pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the virus. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, referred to as the CARES Act, was signed into law. The CARES Act provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. Among many other things, the CARES Act suspends foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs. In addition, the CARES Act enacts into law a requirement to provide payment forbearance on such mortgages to borrowers experiencing a hardship during the COVID-19 emergency. Forbearance under the CARES Act allows for a mortgage payment to be suspended for up to 360 days due to hardship caused by COVID-19. The CARES Act also provides for enhanced unemployment benefits and direct aid to individuals, among other things.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

We did not repurchase any of our common shares during the three months ended June 30, 2020.

Item 5.   Other Information

On August 4, 2020, the Board of Directors of the Company appointed Allan Levine to fill a vacancy on the Board, effective immediately, to serve as a Class II director until his successor is duly elected and qualified at the next annual meeting of shareholders. With Mr. Levine’s appointment, the Company’s Board of Directors consists of nine directors.

Mr. Levine was also appointed to, and as chairman of, the Risk Committee of the Board. Mr. Glanville, the former chairman of the Risk Committee, will remain a member of the Risk Committee.

Mr. Levine, 52, previously served as a member of our Board of Directors from 2008 to 2019. Mr. Levine currently is the chairman and chief executive officer of Global Atlantic Financial Group, a global financial services company, formerly the Goldman Sachs Reinsurance Group which he initially joined in 1997. Prior to the spin-off of Global Atlantic from Goldman Sachs in 2013, Mr. Levine was a partner and managing director of Goldman, Sachs & Co. and global head of the Goldman Sachs Reinsurance Group, and prior to assuming that role, was co-head of the firm's strategy group. Mr. Levine holds a BS from Miami University and an MBA from Columbia Business School.

There are no transactions between Mr. Levine (or any member of his immediate family) and the Company or any of its subsidiaries, and there are no arrangements or understandings between Mr. Levine and any other persons or entities pursuant to which he was appointed as a director of the Company.

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
101
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 7, 2020	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 7, 2020	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2020	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)