Form 10-K
period 2020-12-31
Essent Group Ltd.
filed 2021-02-26
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                            ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $3,976,558,799 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 19, 2021 was 112,840,615.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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

The forward-looking statements contained in this Annual Report reflect our views as of the date of this Annual Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A "Risk Factors" and in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk and uncertainties. Below is a summary of the material risk factors associated with an investment in our securities. You should read this summary together with the more detailed description of each risk factor that immediately follows this summary. However, the risk factors described herein are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business if they occur. Moreover, new risks emerge from time to time. Further, our business may also be affected by additional factors that apply to all companies operating in the U.S. and globally, which have not been included. In addition to this summary and the more detailed description of the risk factors, you should carefully consider other sections of this annual report on Form 10-K, which may include additional factors that could adversely affect our business, prior to investing in our securities.

Risks Related to the COVID-19 Pandemic

•The extent to which the COVID-19 pandemic continues to materially adversely affect our business, results of operations, financial condition and liquidity will depend on numerous evolving factors and future developments that we are not able to predict.

Risks Related to the Operation of Our Business

•Competition. Intense competition among private mortgage insurers could result in competitors reducing pricing, loosening their underwriting guidelines or relaxing their risk management practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of NIW.

•Importance of Significant Customers. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

•Alternatives to Private Mortgage Insurance. The use of alternatives to private mortgage insurance, including government-supported mortgage insurance programs as well as home purchase or refinancing alternatives that do not use any form of mortgage insurance, could reduce or eliminate the demand for our product.

•Reduction in Volume of Low Down Payment Mortgage Originations. Changes in interest rates, alternatives to private mortgage insurance, and changes in tax laws relating to the deductibility of mortgage interest, among other factors, could negatively impact the origination volume of low down payment mortgages requiring private mortgage insurance.

•Claims and Loss Reserve Estimates. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions. We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. Because our reserving method does not account for the impact of future losses that could occur from loans that are not yet delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is generally not reflected in our financial statements.

•Deteriorating Economic Conditions. A deterioration in macroeconomic conditions generally increases the likelihood that borrowers will lack sufficient income to pay their mortgages and otherwise likely negatively affects the value of homes, increasing the risk to us of a claim from a mortgage default.

•Inadequate Premium Levels. Our mortgage insurance premium rates may not be adequate to cover future losses.

•Investment Portfolio. Changing market conditions could materially impact the future valuation of securities in our investment portfolio.

•Financial Strength Ratings. A downgrade in our financial strength ratings could adversely affect us in many ways, including requiring us to reduce our premiums in order to remain competitive, impacting our ability to obtain reinsurance, and limiting our access to the capital markets.

•IT and Cybersecurity. If our information technology systems were to fail or become outmoded, we may experience a significant disruption in our operations. Breaches in our information technology security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation,

•Reinsurance. Due to market conditions or otherwise, reinsurance may not be available to us in amounts that we consider to be sufficient or at rates that we consider to be acceptable.

Risks Related to Regulation and Litigation

•GSE Reform. Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns.

•GSE Eligibility. Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns.

•QM and QRM Rules. Changes in the definitions of "Qualified Mortgage" or "Qualified Residential Mortgage" could reduce the size of the mortgage origination market or create incentives to use government mortgage insurance programs over, or other alternatives to, private mortgage insurance.

•Basel III. Implementation of the Basel III Capital Accord may discourage the use of private mortgage insurance.

•Regulation. Our insurance and reinsurance subsidiaries are subject to broad government regulation in each of the jurisdictions in which they are licensed or authorized to do business, including regarding trade and claim practices, accounting methods, premium rates, marketing practices, advertising, policy forms, and capital adequacy.

•Litigation. The mortgage insurance industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by Federal and state agencies.

Risks Related to Taxes and Our Corporate Structure

•Foreign Operations. We and our non-U.S. subsidiaries may become subject to U.S. Federal income and branch profits taxation.

•Tax-Related Matters. Holders of 10% or more of our common shares may be subject to U.S. income taxation under the "controlled foreign corporation" rules. U.S. Persons who hold our shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our "related party insurance income". U.S. Persons who dispose of our shares may be subject to U.S. Federal income taxation at the rates applicable to dividends on a portion of such disposition. U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a "passive foreign investment company" ("PFIC"). U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income. Proposed U.S. tax legislation could have an adverse impact on us or holders of our common shares.

•Bermuda Holding Company. As a Bermuda exempted company, the rights of holders of our common shares are governed by our memorandum of association and bye-laws and Bermuda law, which may differ from the rights of shareholders of companies incorporated in other jurisdictions. We have the option, but not the obligation, under our bye-laws and subject to Bermuda law to require a shareholder to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us as reasonably determined by our board. There are regulatory limitations on the ownership and transfer of our common shares imposed by the Bermuda Monetary Authority and the Pennsylvania Insurance Department. U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

•Dividend Restrictions. Dividend income to Essent Group Ltd. from its insurance subsidiaries may be restricted by applicable state and Bermuda insurance laws.

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

For the years ended December 31, 2020, 2019 and 2018, we generated new insurance written, or NIW, of approximately $107.9 billion, $63.6 billion and $47.5 billion, respectively. As of December 31, 2020, we had approximately $198.9 billion of insurance in force. Our top ten customers represented approximately 35.8%, 42.8% and 43.5% of our NIW on a flow basis for the years ended December 31, 2020, 2019 and 2018, respectively. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service ("Moody's"), BBB+ with a negative outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2020, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.4 billion of risk. Essent Re also reinsures 25% of Essent Guaranty, Inc.'s NIW under a quota share reinsurance agreement. The financial strength ratings of Essent Re are BBB+ with a negative outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team of 381 employees as of December 31, 2020.

The COVID-19 pandemic had a material impact on our 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity may also be material. Under forbearance plans announced by the GSEs and implemented by their servicers, eligible homeowners who are adversely impacted by COVID-19 are permitted to temporarily reduce or suspend their mortgage payments for up to 12 months. Over 90% of mortgage loans insured by us are federally backed by the GSEs. Because a mortgage loan in forbearance is considered delinquent, we will provide loss reserves as loans in forbearance are reported to us as delinquent once the borrower has missed two consecutive payments. However, we believe providing borrowers time to recover from the adverse financial impact of the COVID-19 event may allow some families to be able to remain in their homes and avoid foreclosure. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status.

The COVID-19 pandemic also had a significant impact on our human capital management in 2020. A majority of our workforce worked remotely beginning in the first quarter. We reopened several of our office locations in September 2020 on a fully volunteer basis to provide our employees an in office option. We support a healthy work environment by implementing new Health Safety policies and practices including temperature scanning, face masks requirements, staggered shifts, upgraded cleaning practices, social distancing requirements and contact tracing. We did not furlough or conduct any employee layoffs due to the pandemic during the year.

For more information on how COVID-19 has, and may continue to, impact us, our employees and our results of operations, see "—Human Capital Management", "Risk Factors—Risks Related to the COVID-19 Pandemic", and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19".

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $11.5 trillion of debt outstanding as of September 30, 2020, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $5.3 trillion, or 45.8%, of total U.S. residential mortgage debt outstanding as of September 30, 2020. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 2001 through 2020, an average of 25.5% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2020, total U.S. residential mortgage origination volume was estimated at $3.57 trillion, comprised of $1.42 trillion of purchase originations and $2.15 trillion of refinancing originations. The significant increase in the mortgage market in 2020 over the prior year was driven in large part by historically low interest rates resulting from the COVID-19 pandemic and related economic conditions.

The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.

Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
_______________________________________________________________________________
Source:    Mortgage Bankers Association
The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume. As depicted below, the severe economic and housing market dislocation experienced as a result of the 2007-2008 financial crisis had a profound impact on our industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2020, private mortgage insurance increased to an estimated 46% of the total insured market and covered 17% of the total mortgage origination volume.
Relative Share of Private and Public Mortgage Insurance
_______________________________________________________________________________
Source:    Inside Mortgage Finance

Private mortgage insurance NIW ($ in billions)
_______________________________________________________________________________
Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. For 2011 through 2020, private mortgage insurance penetration includes private mortgage insurance NIW originated under the Home Affordable Refinancing Program, or "HARP".
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
We and other private mortgage insurers compete directly with Federal and state governmental and quasi-governmental agencies that provide mortgage insurance, principally, the FHA and, to a lesser degree, the VA. We and other private mortgage insurers also face limited competition from state-sponsored mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.
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
As of December 31, 2020, substantially all of our policies are monthly or single premium policies.
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

Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. Pursuant to the current minimum standards for mortgage insurer master policies enacted by the GSEs and the Federal Housing Finance Agency, or FHFA, which we refer to as the "Rescission Relief Principles," we implemented a new master policy effective March 1, 2020. Consistent with the Rescission Relief Principles, our current master policy provides rescission relief for loans that (i) remain current up to 36 months after origination, have not experienced more than two late payments of 30 days or more, and have never been 60 days late, or (ii) are current after 60 payments, and otherwise permits the provision of rescission relief concurrent with independent validation of representations, including validation by use of duly approved automated tools. Our current master policy also reserves rescission rights with respect to fraud committed by any party in connection with the origination or closing of a loan or application for mortgage insurance (provided, however, that the exclusion for fraud by borrowers may be sunset after the borrower has made 12 timely payments) and certain patterns of fraud or data inaccuracies and permits us to offer certain alternatives to rescission. See "Risk Factors—Risks Relating to the Operation of Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
Contract Underwriting
In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis. As a part of these services, we assess whether data provided by the customer relating to a mortgage application complies with the customer's loan underwriting guidelines. These services are provided for loans that require private mortgage insurance, as well as for loans that do not require private mortgage insurance. Under the terms of our contract underwriting agreements with customers and subject to contractual limitations on liability, we agree to indemnify the customer against losses incurred in the event that we make an underwriting error which materially restricts or impairs the saleability of a loan, results in a material reduction in the value of a loan or results in the customer being required to repurchase a loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. See "Risk Factors—Risks Relating to the Operation of Our Business—We face risks associated with our contract underwriting business."
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
Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2020, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2020	$102,123,354	51.3%
2019	38,688,532	19.5
2018	18,677,363	9.4
2017	16,268,294	8.2
2016	11,314,546	5.7
2015 and prior	11,810,263	5.9
	$198,882,352	100.0%

Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2020 and 2019. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2020		2019
>=760	$82,452,139	41.5%	$68,123,523	41.5%
740-759	34,538,761	17.3	27,886,603	17.0
720-739	29,599,646	14.9	24,069,139	14.7
700-719	23,807,982	12.0	19,183,219	11.7
680-699	15,538,235	7.8	13,713,164	8.4
<=679	12,945,589	6.5	11,030,205	6.7
Total	$198,882,352	100.0%	$164,005,853	100.0%

	December 31,
Gross RIF (1) by FICO score ($ in thousands)	2020		2019
>=760	$20,336,799	41.0%	$17,082,683	41.3%
740-759	8,682,265	17.5	7,056,654	17.0
720-739	7,504,065	15.1	6,150,334	14.9
700-719	5,970,851	12.1	4,873,597	11.8
680-699	3,887,059	7.9	3,491,755	8.4
<=679	3,184,111	6.4	2,747,927	6.6
Total	$49,565,150	100.0%	$41,402,950	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2020		2019
85.00% and below	$27,308,296	13.7%	$17,128,008	10.5%
85.01% to 90.00%	58,606,394	29.5	46,771,386	28.5
90.01% to 95.00%	86,169,485	43.3	76,611,494	46.7
95.01% and above	26,798,177	13.5	23,494,965	14.3
Total	$198,882,352	100.0%	$164,005,853	100.0%

	December 31,
Gross RIF (1) by LTV ($ in thousands)	2020		2019
85.00% and below	$3,142,034	6.3%	$1,977,361	4.8%
85.01% to 90.00%	14,061,553	28.4	11,249,383	27.2
90.01% to 95.00%	24,895,471	50.2	21,981,598	53.1
95.01% and above	7,466,092	15.1	6,194,608	14.9
Total	$49,565,150	100.0%	$41,402,950	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2020		2019
FRM 30 years and higher	$187,704,000	94.4%	$154,905,519	94.5%
FRM 20-25 years	4,365,585	2.2	2,854,560	1.7
FRM 15 years	4,776,068	2.4	3,300,715	2.0
ARM 5 years and higher	2,036,699	1.0	2,945,059	1.8
Total	$198,882,352	100.0%	$164,005,853	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2020, only three states accounted for greater than 5% of our portfolio and no single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by either IIF or Gross RIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2020 and 2019.

Top Ten States

	December 31,
	2020	2019
IIF by State
CA	12.0%	10.0%
TX	9.7	8.6
FL	8.7	7.9
CO	4.1	3.7
WA	3.8	4.4
AZ	3.6	3.3
IL	3.4	3.7
NJ	3.3	3.6
VA	3.1	3.2
MD	3.0	2.8
All Others	45.3	48.8
Total	100.0%	100.0%

	December 31,
	2020	2019
Gross RIF by State
CA	11.8%	9.8%
TX	10.0	8.9
FL	9.0	8.0
CO	4.1	3.6
WA	3.8	4.4
AZ	3.5	3.2
IL	3.3	3.5
NJ	3.2	3.6
GA	3.1	3.3
VA	3.1	3.1
All Others	45.1	48.6
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2020	2019
IIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler, AZ	3.0%	2.7%
Houston-The Woodlands-Sugar Land, TX	2.8	2.4
Denver-Aurora-Lakewood, CO	2.6	2.3
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.6	2.5
Dallas-Plano-Irving, TX	2.3	2.0
Los Angeles-Long Beach-Glendale, CA	2.3	2.0
Chicago-Naperville-Evanston, IL	2.3	2.5
Atlanta-Sandy Springs-Alpharetta, GA	2.2	2.4
Riverside-San Bernardino-Ontario, CA	2.1	1.6
Minneapolis-St. Paul-Bloomington, MN-WI	2.0	2.3
All Others	75.8	77.3
Total	100.0%	100.0%

	December 31,
	2020	2019
Gross RIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler, AZ	3.0%	2.7%
Houston-The Woodlands-Sugar Land, TX	2.9	2.5
Denver-Aurora-Lakewood, CO	2.6	2.3
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.5	2.5
Dallas-Plano-Irving, TX	2.4	2.0
Atlanta-Sandy Springs-Alpharetta, GA	2.3	2.4
Los Angeles-Long Beach-Glendale, CA	2.2	2.0
Chicago-Naperville-Evanston, IL	2.2	2.3
Riverside-San Bernardino-Ontario, CA	2.2	1.6
Minneapolis-St. Paul-Bloomington, MN-WI	1.9	2.3
All Others	75.8	77.4
Total	100.0%	100.0%

Customers

Our customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. We classify our customers into two broad categories and target our marketing efforts based on the customer's operating model and whether decisions to select a mortgage insurance provider are made centrally, or at the field or customer branch level:

•Centralized—Centralized customers make decisions regarding the placement and allocation of mortgage insurance among their approved private mortgage insurers at the corporate level. Generally, these customers consist of the larger, national mortgage originators which originate loans across multiple states, but there are several regional and mid-size lenders which use this method as well.

•Decentralized—Decentralized customers make mortgage insurance purchasing decisions at the field or branch level. These customers generally are more prevalent with regional and mid-size lenders which originate mortgages in a smaller geographic footprint, but are also seen, on a limited basis, among some national lenders.

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

Our top ten customers generated 35.8% of our NIW on a flow basis during the year ended December 31, 2020, compared to 42.8% and 43.5% for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2020, no customer exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to the Operation of Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

We emphasize a collaborative approach with our customers that includes a number of educational offerings and joint product development and marketing initiatives:

•Regular Portfolio and Risk Management Reviews.  We conduct periodic insured mortgage portfolio reviews with customers, including detailed loan performance metrics.

•Joint Product Development and Marketing Initiatives.  We emphasize the development of specialized products and programs that provide increased opportunities for customers and address targeted segments of the market. We recognize the value in developing new products collaboratively with our customers. We also work closely with customers to understand their strategic priorities and business objectives while identifying opportunities that will enhance and complement the customers' marketing activities.

•Customer Service, Support and Trainings.  We have an experienced and knowledgeable customer services team that strives to provide premier service to our customers. We dedicate service representatives to our customers so they can establish relationships with their customer peers and become thoroughly familiar with unique customer systems, processes and service needs. We have developed mortgage industry training courses that are offered to our customers as a value added service. We have an experienced team that maintains the course materials so that they are relevant and current and who facilitate training sessions for our customers.

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

We continue to upgrade and enhance our systems and technology, including:

•investing in new customer-facing technology that enables our customers to transact business faster and easier, whether over an internet browser or through direct system-to-system interfacing with our customers' loan origination and servicing systems;

•integrating our platform with third-party technology providers used by our customers in their loan origination process and for ordering mortgage insurance;

•supporting a business rules engine that automatically enforces our eligibility guidelines and pricing rules at the time the mortgage insurance application is submitted; and

•implementing advanced business process management software that focuses on improving our underwriting productivity and that may also be used to improve our quality assurance and loss management functions.

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

Our commitment to our information security program extends across the organization. We have an information security committee comprised of cross-departmental company executives and IT leaders to ensure that we maintain strong governance mechanisms and to ensure compliance with our security policies and procedures. Additionally, our board of directors, led by the board’s technology, innovation and operations committee, actively oversees our information security program, with Essent's management providing that committee with regular updates and reporting on our IT strategy, including information security strategies and initiatives, event preparedness and incremental improvement efforts. Although our information security program is designed to attempt to prevent, detect and respond to unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur. See “Risk Factors—Risks Relating to the Operation of Our Business—The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed."

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

Our primary mortgage insurance policies are issued through one of two programs:

•Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2020, approximately 66% of our insurance in force had been originated on a delegated basis, compared to 62% as of December 31, 2019. See "Risk Factors—Risks Relating to the Operation of Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2020, approximately 34% of our insurance in force had been originated on a non-delegated basis, compared to 38% as of December 31, 2019.

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

Loan Life Cycle Risk Management

We generally break down the loan life cycle risk management process into three components:

•Customer qualification—customer review and approval process;

•Policy acquisition—loan underwriting, valuation and risk approval; and

•Portfolio management—loan performance and lender monitoring with continuous oversight through the settlement of a claim.

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

Reinsurance

We proactively manage our risk exposure and capital in part through the use of third-party reinsurance arrangements. Since 2018, we have entered into several types of reinsurance arrangements:

•fully collateralized excess of loss reinsurance coverage on mortgage insurance policies that we have already issued with special purpose insurers funding such reinsurance obligations through the issuance of mortgage insurance-linked notes;

•excess of loss reinsurance arrangements with third party reinsurers on mortgage insurance policies that we have already issued; and
•quota share reinsurance arrangements in which third party reinsurers agree to prospectively reinsure a pro rata portion of the risk on policies that we write.

We believe that our reinsurance programs offer us a number of benefits, including:

•hedging against adverse losses in times of stress and mitigation of portfolio risk and volatility through the housing and economic cycle;

•providing capital relief under the various state insurance risk to capital framework, rating agency capital requirements and GSE PMIERs available asset requirements;

•providing a diversified source of capital to support and grow our business; and
•enhancing our counterparty strength and improving the sustainability of our franchise.

For additional information regarding our third-party reinsurance programs, see Note 5 to our consolidated financial statements entitled "Reinsurance" included elsewhere in this Annual Report.

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

We expect servicers to make timely collection efforts on borrowers who have defaulted, and to attempt to restore the defaulted mortgage, and our mortgage insurance coverage, to current status. If the servicer cannot restore a borrower to current status, the servicer may be able to offer the borrower a forbearance or loan modification alternatives. Where these alternatives cannot cure the default, the servicer is responsible for pursuing remedies for the default, including foreclosure or acceptable foreclosure alternatives, certain of which, such as short sales and deeds in lieu of foreclosure, require our prior approval under the terms of our master policy. We have delegated certain authority to the GSEs and their servicers to exercise some of these alternatives. Among other requirements, servicers operate under protocols established by the GSEs. See "Risk Factors—Risks Relating to the Operation of Our Business—If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase."

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2020 and 2019:

Number of Loans in Default and Default Rate

	December 31,
	2020	2019
Number of policies in force	799,893	702,925
Loans in default	31,469	5,947
Percentage of loans in default	3.93%	0.85%

Loan Defaults by Originating Year

	December 31, 2020			December 31, 2019
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010 - 2014	1,985	0.7%	106,380	888	0.3%	46,989
2015	1,615	1.4	91,288	669	0.6	36,362
2016	3,154	2.2	188,240	948	0.7	51,304
2017	5,614	3.0	307,133	1,623	0.9	81,398
2018	6,903	3.6	414,691	1,398	0.7	76,955
2019	9,230	4.0	666,756	421	0.2	26,902
2020	2,968	0.8	234,117	N/A	N/A	N/A
Total	31,469		$2,008,605	5,947		$319,910

We have experienced a relatively low level of defaults to date. This is due, in part, to the weighted average life of our mortgage insurance portfolio being 19.0 months as of December 31, 2020, whereas the peak default period for insured mortgage loans has historically been three to six years after loan origination. As a result, we do expect default levels to increase as our portfolio seasons. We believe that in recent years the underwriting practices in the industry have improved substantially and that the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers. Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at December 31, 2020. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As of December 31, 2020, insured loans in default totaled 31,469 and included 28,922 defaults classified as COVID-19 defaults. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the COVID-19 defaulted loans, we expect the ultimate number of COVID-19-related defaults that result in claims will be less than our historical default-to-claim experience.

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

Upon review and determination that a claim is valid, we generally have the following three settlement options:

•Percentage option—determined by multiplying the claim amount by the applicable coverage percentage, with the customer retaining title to the property. The claim amount is defined in the master policy as consisting of the unpaid loan principal, plus past due interest, subject to a defined maximum, and certain expenses associated with the default;

•Third-party sale option—pay the amount of the claim required to make the customer whole, commonly referred to as the "actual loss amount" (not to exceed our maximum liability as outlined under the percentage option), following an approved sale; or

•Acquisition option—pay the full claim amount and acquire title to the property.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 91.4% of our total assets at December 31, 2020. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. As of December 31, 2020, predominantly all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 86.2% of our investments available for sale were managed by external managers as of December 31, 2020. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets (which may be offset in part by third-party reinsurance obtained by private mortgage insurers on terms set forth in the PMIERs) from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. A revised PMIERs framework, which we refer to as "PMIERs 2.0," became effective on March 31, 2019. As of December 31, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

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

In general, state regulation of our insurance business relates to:

•licenses to transact business;

•producer licensing;

•approval of policy forms;

•approval of premium rates;

•limits on insurable loans;

•quarterly, annual and other reports on our financial condition;

•the basis upon which assets and liabilities must be stated;

•requirements regarding contingency reserves;

•minimum capital levels and adequacy ratios;
•credit for reinsurance;

•limitations on the types of investment instruments which may be held in our investment portfolio;

•special deposits of securities;

•limits on dividends payable;

•advertising compliance;

•establishment of reserves;

•claims handling;
•cybersecurity;

•hazardous financial condition; and

•enterprise risk management.

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

Pursuant to the CFPB's announced final rule regarding QMs, which we refer to as the QM Rule, a loan is deemed to be a QM if it meets certain specified requirements, including if:

•the term of the mortgage is less than or equal to 30 years;

•there is no negative amortization, interest only or balloon features;

•the lender properly documents the loan in accordance with the requirements;

•the total "points and fees" do not exceed certain thresholds, generally 3%; and

•the total debt-to-income ratio does not exceed 43%.

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

In October 2020, the CFPB announced a final rule that would implement a currently temporary second category under the QM Rule providing for more flexible underwriting requirements (the "GSE Patch"). To qualify under the GSE Patch, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by either of the GSEs (while they remain under FHFA conservatorship), the FHA, the VA, and the U.S. Department of Agriculture Rural Development program.

On February 23, 2021, the CFPB announced that, in light of the economic dislocations resulting from the COVID-19 pandemic, it intends to issue a proposed rule to delay the implementation of the final QM Rule and the GSE Patch.

We expect that most lenders will continue to be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. See "Risk Factors—Risks Relating to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

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

The QRM regulations align the definition of a QRM loan with that of a QM loan. If, however, the QRM definition is changed (or the QM definition is amended) in a manner that is unfavorable to us, such as to give no consideration to mortgage insurance in computing LTV or to require a large down payment for a loan to qualify as a QRM, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See "Risk Factors—Risks Relating to Regulation and Litigation—The amount of insurance we write could be adversely affected by the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")."

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

The New York Department of Financial Services, or NYDFS, has adopted a Cybersecurity Regulation that applies to all individuals and entities licensed by the NYDFS, pursuant to which licensees must file for exemption or submit an annual compliance certification. Several other jurisdictions in which we operate have enacted similar laws.

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

On January 14, 2021, FHFA and the Treasury Department announced amendments to the preferred stock purchase agreements under which the Treasury Department acquired preferred equity in the GSEs in 2008. The amendments will allow each of the GSEs to continue to retain earnings for the foreseeable future, until they satisfy the requirements of the capital framework implemented for the GSEs in 2020 needed to exit conservatorship.

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

There can be no assurance that other Federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted that will adversely affect the private mortgage insurance industry. See "Risk Factors—Risks Relating to Regulation and Litigation—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns" and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 13, 2020 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 6.10%, above the Congressionally mandated required minimum level of 2%.

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

See "Risk Factors—Risks Relating to Regulation and Litigation—The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance."

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

Human Capital Management

We believe that attracting, developing and retaining quality employees is imperative to a successful and sustainable business model. We make significant investments in our employees, providing a wide range of continuing education opportunities to support their professional growth and success.

As of December 31, 2020, we had 381 employees, including 375 employees based in our Radnor, PA, Winston-Salem, NC, Irvine, CA locations or remotely throughout the United States, and 6 employees located in Hamilton, Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

We believe that our “do the right thing” culture has enabled us to average our approximately 95% retention rate over the past 10 years. We design compelling job opportunities, aligned with our mission, in a fast-paced, results-driven work environment. The process through which we recruit employees has an impact on the quality, diversity and timing of filling positions. Open positions may be filled internally through our internal posting process or externally through a combination of broadly available Internet job boards as well as college placement services, trade journals, newspapers and professional recruiting firms.

Employee engagement begins at the time of hire by paying a fair and livable wage and providing medical, dental, vision, prescription, life and long- and short-term disability coverage to full-time employees. We contribute generously to the retirement savings plans of our U.S.-based employees, with an immediately vested non-discretionary matching contribution to our 401(k) plan in an amount equal to 100% of up to the first 5% of an employee’s eligible compensation. We so strongly believe that all employees should make good decisions, do the right thing and act like owners that we have made all employees owners through a share grant program. As of December 31, 2020, over 90% of our current workforce have been granted awards for equity shares in our company.

We offer varied employee training, development, mentorship and leadership opportunities and encourage our employees to continue to develop in their careers. We provide compliance and job-related training to all newly hired employees, as well as annual compliance training, to ensure their ongoing success. We also provide many opportunities throughout the year to participate in sales, underwriting, risk management and other related training, as well as education around how to stay connected virtually and have held numerous classes around video conferencing options. We also have a tuition reimbursement program and offer certifications and professional training opportunities, including MBA certifications, Nationwide Multistate Licensing System & Registry (NMLS) continuing education for underwriters and other professional training in areas including but not limited to cybersecurity, risk, accountancy, actuarial sciences, human resources, underwriting, information technology, appraisals, marketing and project management.

We value honest and timely feedback. We use a third-party firm to periodically conduct anonymous employee-wide engagement surveys, as well as targeted “pulse” surveys, to identify areas of strength and opportunities for improvement and to ensure continued engagement and retention of our employees. Our most recent such survey had a 97% participation rate.

We believe a diverse and inclusive workforce provides for a broad array of viewpoints, talents and skills and assists in building a sustainable future, and we are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. We seek to hire and retain highly talented employees and empower them to create value for our shareholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. As of December 31, 2020, approximately 66% of our workforce was comprised of women and minorities.

The COVID-19 pandemic had a significant impact on our human capital management in 2020. A majority of our workforce worked remotely beginning in the first quarter. We reopened several of our office locations in September 2020 on a fully volunteer basis to provide our employees an in office option. We support a healthy work environment by implementing new Health Safety policies and practices including temperature scanning, face masks requirements, staggered shifts, upgraded cleaning practices, social distancing requirements and contact tracing. We did not furlough or conduct any employee layoffs due to the pandemic during the year.

For additional information, please see the section titled “Social Issues and Human Capital” in our 2020 Proxy Statement.

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

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic had a material impact on our 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity may also be material. The extent to which the pandemic will continue to materially adversely affect our business, results of operations, financial condition and liquidity will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and severity of the pandemic and the impact of virus mutations; the nature, extent and effectiveness of containment measures; the speed and effectiveness of U.S. vaccination efforts, the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; and the impact of government initiatives and actions taken by Fannie Mae and Freddie Mac (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

Since the outbreak of the pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the virus. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, referred to as the CARES Act, was signed into law. The CARES Act provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. Among many other things, the CARES Act suspends foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs, which moratorium has been extended by the GSEs through at least March 31, 2021 and may be further extended. In addition, the CARES Act provided for a requirement to offer payment forbearance on federally-backed mortgages to borrowers experiencing a hardship during the COVID-19 emergency. Forbearance under the CARES Act allows for a mortgage payment to be suspended for up to 360 days due to hardship caused by COVID-19. The CARES Act also provides for enhanced unemployment benefits and direct aid to individuals, among other things.

In addition, on December 27, 2020, the Consolidated Appropriations Act was signed into law, which contains a nearly $900 billion COVID-19 aid package, including cash payments to individuals, enhanced federal unemployment benefits and additional support for the paycheck protection program enacted under the CARES Act. In addition, the U.S. federal government, by executive order or legislation, may implement additional relief measures, including foreclosure relief measures, from time to time. Many U.S. states have also implemented similar measures relating to forbearance relief and foreclosure or eviction moratoria.

Fannie Mae and Freddie Mac, the primary purchasers of mortgages we insure, have adopted relief measures consistent with the CARES Act to assist borrowers impacted by COVID-19. Under forbearance plans announced by the GSEs and implemented by their servicers, eligible homeowners who are adversely impacted by COVID-19 are permitted to temporarily reduce or suspend their mortgage payments for up to 15 months for borrowers entering forbearance before the end of February 2021. The GSEs have announced that, at the end of the forbearance plan, the homeowner may not be required to pay back their reduced or suspended mortgage payments in one lump sum, but may be eligible for a number of different options offered by their mortgage servicer, including repayment plans, resuming normal payments or lowering the monthly loan payment through a modification. However, there can be no assurances that homeowners will be able to remain current on their mortgages once the forbearance period ends, and a significant percentage could ultimately default and result in a mortgage insurance claim despite the GSE and other programs. Moreover, the expiration or discontinuation of any governmental or GSE forbearance or foreclosure relief program could further exacerbate the financial condition of borrowers on loans we insure or economic conditions generally, which could have a material adverse effect our financial condition, results of operations or liquidity.

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

•Changes to the PMIERs and related guidance from the GSEs, which have been amended as a result of the pandemic and may be subject to future amendment, such as extending disaster related capital charges to all loans in pandemic-related forbearance programs and other amendments that include restrictions on our mortgage insurance business, operations and capital position.

•Decreases in overall policy persistency and an increased level of mortgage loan refinancings, driven by historically low mortgage rates as a result of U.S. monetary policy following COVID-19 and other reasons, which could reduce the profitability of our insurance portfolio.

•Adverse impacts on capital, credit and reinsurance market conditions, which may limit our ability to acquire reinsurance or access traditional financing methods. Such adverse impacts may increase our cost of capital and affect our ability to meet liquidity needs.

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

Risks Relating to the Operation of Our Business

Intense competition within the private mortgage insurance industry could result in the loss of customers, lower premiums, wider credit guidelines and other changes which could lower our revenues or raise our costs.

The private mortgage insurance industry is intensely competitive, with six private mortgage insurers currently approved and eligible to write business for the GSEs. We compete with other private mortgage insurers on the basis of pricing, terms and conditions, underwriting guidelines, loss mitigation practices, financial strength, reputation, customer relationships, service and other factors. One or more private mortgage insurers may seek increased market share from government-supported insurance programs, such as those sponsored by the FHA, or from other private mortgage insurers by reducing pricing, loosening their underwriting guidelines or relaxing their risk management practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of new insurance written, or NIW. A decline in industry NIW might result in increased competition as certain private mortgage insurance companies may seek to maintain their NIW levels within a smaller market. In addition, the perceived increase in the credit quality of loans that currently are being insured, the relative financial strength of the existing mortgage insurance companies and the possibility of the private mortgage insurance market acquiring a greater share of the overall mortgage insurance market may encourage new entrants into the private mortgage insurance industry, which could further increase competition in our business.

Our revenues, profitability and returns would decline if we lose a significant customer.

Our mortgage insurance business depends on our relationships with our largest lending customers. Our top ten customers generated 35.8% of our NIW during year ended December 31, 2020, compared to 42.8% and 43.5% for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2020, no customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

In addition, adverse macroeconomic conditions could subject customers to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. Other factors, such as rising interest rates, which could reduce mortgage origination volumes generally, rising costs associated with regulatory compliance and the relative cost of capital, may also result in consolidation among our customers. In the event our customers consolidate, they may revisit their relationships with individual private mortgage insurers, such as us, which could result in a loss of customers or a reduction in our business. The loss of business from a significant customer could have a material adverse effect on the amount of new business we are able to write, and consequently, our revenue, and we can provide no assurance that any loss of business from a significant customer would be replaced from other new or existing lending customers.

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

Government-supported mortgage insurance programs include, but are not limited to federal mortgage insurance programs, including those offered by the FHA and VA, and state-supported mortgage insurance funds, including, but not limited to, those funds supported by the states of California and New York.

Alternatives to mortgage insurance include, but are not limited to:

•lenders and other investors holding mortgages in their portfolios and self-insuring;

•investors using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage, or accepting credit risk without credit enhancement;

•mortgage sellers retaining at least a 10% participation in a loan or mortgage sellers agreeing to repurchase or replace a loan upon an event of default; and

•lenders originating mortgages using "piggyback structures" which avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.

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

Consequently, if the FHA or other government-supported mortgage insurance programs maintain or increase their share of the mortgage insurance market, our business could be affected. Factors that could cause the FHA or other government-supported mortgage insurance programs to maintain or increase their share of the mortgage insurance market include:

•a reduction in the premiums charged for government mortgage insurance or a loosening of underwriting guidelines;

•past and potential future capital constraints in the private mortgage insurance industry;

•increases in premium rates or tightening of underwriting guidelines by private mortgage insurers based on past loan performance or other risk concerns;

•increased levels of loss mitigation activity by private mortgage insurers on older vintage portfolios when compared to the more limited loss mitigation activities of government insurance programs;

•imposition of additional loan level delivery fees by the GSEs on loans that require mortgage insurance;

•increases in GSE guaranty fees and the difference in the spread between Fannie Mae mortgage-backed securities and Ginnie Mae mortgage-backed securities;

•the perceived operational ease of using government insurance compared to the products of private mortgage insurers;

•differences in the enforcement of program requirements by the FHA relative to the enforcement of policy terms by private entities;

•the implementation of new or the amendment of current regulations under the Dodd-Frank Act (particularly with respect to the Qualified Mortgage and Qualified Residential Mortgage rules) and the Basel III Rules, which may be more favorable to the FHA than to private mortgage insurers (see "Risks Related to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs", "Risks Related to Regulation and Litigation—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")" and "Risks Related to Regulation and Litigation—The implementation of the Basel III Capital Accord, or other changes to our customers' capital requirements, may discourage the use of mortgage insurance"); and

•increases in FHA loan limits above GSE loan limits.

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

Our ability to write new business depends, among other things, on the origination volume of low down payment mortgages that require mortgage insurance. Factors that affect the volume of low down payment mortgage originations include:

•the level of home mortgage interest rates and the deductibility of mortgage interest and mortgage insurance for income tax purposes;

•the health of the domestic economy as well as conditions in regional and local economies;

•housing affordability;

•population trends, including the rate of household formation;

•the rate of home price appreciation, which in times of significant refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance;

•government housing policies encouraging loans to borrowers that may need low down payment financing, such as first-time homebuyers;

•the extent to which the guaranty fees, loan-level price adjustments, credit underwriting guidelines and other business terms provided by the GSEs affect lenders' willingness to extend credit for low down payment mortgages;

•requirements for ability-to-pay determinations prior to extending credit as discussed below;

•restrictions on mortgage credit due to more stringent underwriting standards and the risk retention requirements for securitized mortgage loans affecting lenders as discussed below; and

•changes in the credit standards, premiums or other terms of obtaining FHA, VA or USDA insurance, which competes directly with private mortgage insurance.

If the volume of low down payment loan originations declines, then our ability to write new policies may suffer, and our revenue and results of operations may be negatively impacted.

We expect our claims to increase as our portfolio matures.

We believe that, based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written by us since we began to write coverage in 2010 has been relatively favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. As a result of the significant decrease in our persistency rate in 2020 largely resulting from historically low interest rates precipitated by the economic impacts of the COVID-19 pandemic, approximately 70% of our aggregate insurance in force as of December 31, 2020 corresponds to policies we have written since January 1, 2019. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.

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

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 60.1%, 77.5% and 84.9% at December 31, 2020, 2019 and 2018, respectively. The factors affecting the persistency of our insurance portfolio include:

•the level of current mortgage interest rates compared to the mortgage interest rates on the insurance in force, which affects the incentives of borrowers we have insured to refinance;

•the amount of equity in a home, as homeowners with more equity in their homes can generally more readily move to a new residence or refinance their existing mortgage;

•the rate at which homeowners sell their existing homes and move to new locations, generally referred to as housing turnover, with more rapid economic growth and stronger job markets tending to increase housing turnover;

•the mortgage insurance cancellation policies of mortgage investors along with the current values of the homes underlying the mortgages in the insurance in force; and

•the cancellation of borrower-paid mortgage insurance mandated by law based on the amortization schedule of the loan, which generally occurs sooner the lower the note rate of the insured loan.

Although interest rates are currently at historic lows primarily as a result of the economic impact of the COVID-19 pandemic, if interest rates rise, persistency is likely to increase, which may extend the average life of our insured portfolio and result in higher levels of future claims as more loans remain outstanding.

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

Risks Relating to Regulation and Litigation

Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns.

The Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over 12 years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs.

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

Changes in the business practices of the GSEs, which can be implemented by the GSEs at the FHFA's direction, could negatively impact our operating results and financial performance, including changes to:

•the level of coverage when private mortgage insurance is used to satisfy the GSEs' charter requirements on low down payment mortgages;

•the overall level of guaranty fees or the amount of loan level delivery fees that the GSEs assess on loans that require mortgage insurance;

•the GSEs' influence in the mortgage lender's selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection;

•the underwriting standards that determine what loans are eligible for purchase by the GSEs, which can affect the volume and quality of the risk insured by the mortgage insurer;

•the terms on which mortgage insurance coverage can be cancelled before reaching the cancellation thresholds established by law;

•programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs;

•the extent to which the GSEs establish requirements for mortgage insurers' rescission practices or rescission settlement practices with lenders;

•the size of loans that are eligible for purchase or guaranty by the GSEs, which if reduced or otherwise limited may reduce the overall level of business and the number of low down payment loans with mortgage insurance that the GSEs purchase or guaranty; and

•requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs, including, among other items, minimum capital adequacy targets, the credit received against such capital requirements for reinsurance, and the terms that the GSEs require to be included in mortgage insurance master policies for loans that they purchase or guaranty.

Effective for insurance applications received after October 1, 2014, the GSEs, in coordination with the FHFA, instituted minimum standards for mortgage insurer master policies, including standards relating to rescission rights. Pursuant to revised rules adopted by the GSEs for rescission relief, we implemented a new master policy effective March 1, 2020. The new master policy could result in us paying more claims than required under our prior master policy or could otherwise increase our operating costs. The imposition of standardized master policies may also make it more difficult for us to distinguish ourselves from our competitors on the basis of coverage terms. See "Business—Our Products and Services—Mortgage Insurance—Master Policy" above.

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

The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under Federal law, including residential mortgages, and generally requires creditors to make a reasonable, good faith determination of a consumer's ability-to-repay any consumer credit transaction secured by a dwelling prior to effecting such transaction. The CFPB is authorized to issue the regulations governing a good faith determination; the Dodd-Frank Act, however, provides a statutory presumption of eligibility of loans that satisfy the QM definition. The CFPB's final rule defining what constitutes a QM, which we refer to as the "QM Rule," a loan is deemed to be a QM if, among other factors:

•the term of the loan is less than or equal to 30 years;

•there are no negative amortization, interest only or balloon features;

•the lender properly documents the loan in accordance with the requirements;

•the total "points and fees" do not exceed certain thresholds, generally 3% of the total loan amount; and

•the total debt-to-income ratio of the borrower does not exceed 43%.

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

In October 2020, the CFPB announced a final rule that would implement a previously temporary second category under the QM Rule, which we refer to as the "GSE Patch", for loans to be either (i) purchased or guaranteed by the GSEs while they are in conservatorship, which represents the overwhelming majority of our business, or (ii) insured by the FHA, the VA, the Department of Agriculture or the Rural Housing Service. The second category still requires that loans satisfy certain criteria, including the requirement that the loans are fully amortizing, have terms of 30 years or less and have points and fees representing 3% or less of the total loan amount.

On February 23, 2021, the CFPB announced that, in light of the economic dislocations resulting from the COVID-19 pandemic, it intends to issue a proposed rule to delay the implementation of the final QM Rule and the GSE Patch.

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

Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:

•establish solvency requirements, including minimum reserves and capital and surplus requirements;
•determine the credit that we receive for reinsurance arrangements into which we enter;

•limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; and

•impose restrictions on the amount and type of investments we may hold.

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

Because Essent Reinsurance Ltd. is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. Bermuda insurance statutes and the regulations, and policies of the BMA, require Essent Reinsurance Ltd. to, among other things:

•maintain a minimum level of capital and surplus;

•maintain an enhanced capital requirement, general business solvency margins and a minimum liquidity ratio;

•restrict dividends and distributions;

•obtain prior approval regarding the ownership and transfer of shares;

•maintain a principal office and appoint and maintain a principal representative in Bermuda;

•file annual financial statements, an annual statutory financial return and an annual capital and solvency return; and

•allow for the performance of certain periodic examinations of Essent Reinsurance Ltd. and its financial condition.

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

Risks Relating to Taxes and Our Corporate Structure

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
If you are a "10% U.S. Shareholder" (defined to be a "U.S. Person" (as defined below) who owns (directly, or indirectly through non-U.S. entities or "constructively," as defined below) at least 10% of the total combined value or voting power of all classes of stock) of a non-U.S. corporation that is a CFC at any time during a taxable year and you own shares in such non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year on which it is a CFC, you must include in your gross income for U.S. Federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. Also, due to attribution rule changes contained in TCJA, the Company believes that, based upon ownership of its U.S. subsidiaries, its foreign reinsurer (Essent Reinsurance Ltd.) will be deemed a CFC. Accordingly, any shareholder who becomes a “10% U.S. Shareholder” at any time during the calendar year, by either vote or value will be subject to a "Subpart F income" inclusion on a per share per day basis. Subpart F income of a non-U.S. insurance corporation typically includes "foreign personal holding company income" (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).
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
Due to changes to the PFIC rules contained in the TCJA, we believe that Essent Reinsurance Ltd. is a PFIC, and any U.S. Person directly owning shares in Essent Reinsurance Ltd. could be subject to adverse tax consequences. However, as 100% of the shares of Essent Reinsurance Ltd. are owned by Essent Group Ltd., based upon the current relative value of its U.S. subsidiaries vs. foreign subsidiaries, management believes that Essent Group Ltd. is not currently a PFIC. However, in the event that future business circumstances (i.e. relative value changes) and/or tax law changes occur, Essent Group Ltd. may be considered a PFIC. Management has operated, and intends to continue to operate, in a manner such as to avoid Essent Group Ltd. being deemed a PFIC based upon relative value of its subsidiaries; however, there can be no guaranty that management will be successful in the future. If Essent Group Ltd. is considered a PFIC, then any U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Essent Group Ltd. were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws.
We believe that Essent Group Ltd. is not, has not been, and currently does not expect to become, a PFIC for U.S. Federal income tax purposes. New PFIC regulations have been recently made final; however, such regulations do not materially impact the manner in which Essent Group Ltd. conducts its PFIC testing, nor the outcome of such testing. These new final regulations are generally effective for tax years of US shareholders beginning on or after January 1, 2022. In addition to the final regulations, newly proposed PFIC regulations were issued, which among other provisions, would limit the amount of assets of a U.S. insurance subsidiary, which are deemed allowable in the overall PFIC asset test of a foreign holding company. We cannot predict the likelihood of finalization of the newly proposed PFIC regulations or the ultimate scope, nature, and impact of such regulations. There can be no assurance that such new regulations when adopted will not adversely impact Essent Group Ltd.'s PFIC status or U.S. Persons owning Essent Group Ltd. shares. If Essent Group Ltd. were considered a PFIC, it would have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation.

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
Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $343.6 million as of December 31, 2020. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $15.4 million as of December 31, 2020. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

Our ability to pay dividends is dependent on our receipt of dividends and other funds from our subsidiaries.

Essent Group Ltd. is a holding company. As a result, our ability to pay dividends on our common shares in the future will depend on the earnings and cash flows of our operating subsidiaries and the ability of those subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Furthermore, our subsidiaries are restricted by state insurance laws and regulations from declaring dividends to us. Our subsidiaries are also restricted by state insurance laws and regulations from declaring dividends to us. See "Risks Related to Taxes and Our Corporate Structure—Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital." Accordingly, our operating subsidiaries may not be able to pay dividends up to Essent Group Ltd. in the future, which could prevent us from paying dividends on our common shares.

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

Interested Directors:    Bermuda law provides that if a director has an interest in a material contract or proposed material contract with us or any of our subsidiaries or has a material interest in any person that is a party to such a contract, the director must disclose the nature of that interest at the first opportunity either at a meeting of directors or in writing to the board. Under Delaware law such transaction would not be voidable if:

•the material facts as to such interested director's relationship or interests were disclosed or were known to the board of directors and the board of directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction were specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•the transaction was fair as to the corporation as of the time it was authorized, approved or ratified. Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

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

General Risk Factors

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

We may require incremental capital to support our growth and comply with regulatory requirements. To the extent that we require capital in the future, we may need to obtain financing from the capital markets or other third-party sources of financing. We may also seek to reinsure part of our risk in force with third-party reinsurers in order to obtain reinsurance credit and capital relief under insurance laws applicable to us and the regulations of the GSEs. Potential investors, lenders or reinsurers may be unable to provide us with financing or reinsurance that is attractive to us. Our access to such financing will depend, in part, on:

•general market conditions;

•the market's perception of our growth potential;

•our debt levels, if any;

•our expected results of operations;

•our cash flow;

•the availability of capital to third-party reinsurers to reinsurer our risks; and

•the market price of our common shares.

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

The market price of our common shares may fluctuate significantly in the future. Some of the factors that could negatively affect the market price of our common shares include:

•actual or anticipated variations in our quarterly operating results;

•changes in our earnings estimates or publication of research reports about us or the real estate industry;

•changes in market valuations of similar companies;

•any indebtedness we incur in the future;

•changes in credit markets and interest rates;

•changes in government policies, laws and regulations;

•changes impacting Fannie Mae, Freddie Mac or Ginnie Mae;

•additions to or departures of our key management personnel;

•actions by shareholders;

•speculation in the press or investment community;

•strategic actions by us or our competitors;

•changes in our credit ratings;
•the availability of third-party reinsurance for the insurance coverage that we write;

•general market and economic conditions;

•our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts; and

•price and volume fluctuations in the stock market generally.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 19, 2021, we had 112,840,615 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 19, 2021, we had approximately 11 holders of record of our common shares.

We have paid a quarterly dividend since September 2019. A dividend of $0.16 per share was declared and paid for each quarter in 2020 as well as for the first quarter of 2021. We presently expect to continue to declare a comparable regular quarterly dividend on our common stock in the future. For information on Essent Group's ability to pay dividends, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Performance Graph

The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2020, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. We selected the members of this peer group because each is a direct competitor of ours in the private mortgage insurance industry.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	10/31/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
S&P 500	$100.00	$105.23	$117.21	$116.36	$127.46	$152.21	$142.71	$183.93	$213.83
Peer Index	$100.00	$100.90	$101.24	$133.32	$166.77	$173.37	$152.23	$262.00	$224.15
ESNT	$100.00	$114.57	$122.43	$104.24	$154.14	$206.76	$162.76	$254.50	$228.16

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

Issuer Purchase of Equity Securities

We did not repurchase any of our common shares during the fourth quarter of 2020.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Summary of Operations (In thousands, except per share amounts)	2020	2019	2018	2017	2016
Revenues:
Net premiums written	$834,113	$760,845	$685,287	$570,186	$441,278
Decrease (increase) in unearned premiums	28,451	16,580	(35,795)	(40,056)	(18,571)
Net premiums earned	862,564	777,425	649,492	530,130	422,707
Net investment income	80,087	83,542	64,091	40,226	27,890
Realized investment gains, net	2,697	3,229	1,318	2,015	1,934
Other income	9,806	3,371	4,452	4,140	5,727
Total revenues	955,154	867,567	719,353	576,511	458,258
Losses and expenses:
Provision for losses and LAE	301,293	32,986	11,575	27,232	15,525
Other underwriting and operating expenses	154,691	165,369	150,900	145,533	130,425
Interest expense	9,074	10,151	10,179	5,178	426
Total losses and expenses	465,058	208,506	172,654	177,943	146,376
Income before income taxes	490,096	659,061	546,699	398,568	311,882
Income tax expense	77,055	103,348	79,336	18,821	89,276
Net income	$413,041	$555,713	$467,363	$379,747	$222,606
Earnings per share (EPS):
Basic	$3.89	$5.68	$4.80	$4.07	$2.45
Diluted	$3.88	$5.66	$4.77	$3.99	$2.41
Weighted average shares outstanding:
Basic	106,098	97,762	97,403	93,330	90,913
Diluted	106,376	98,227	97,974	95,211	92,245

Dividends declared per common share	$0.64	$0.30	$—	$—	$—

	December 31,
Balance sheet data ($ in thousands)	2020	2019	2018	2017	2016
Total investments	$4,654,277	$3,429,620	$2,791,018	$2,305,565	$1,615,102
Cash	102,830	71,350	64,946	43,524	27,531
Total assets	5,202,724	3,873,425	3,149,971	2,674,368	1,882,998
Reserve for losses and LAE	374,941	69,362	49,464	46,850	28,142
Unearned premium reserve	250,436	278,887	295,467	259,672	219,616
Credit facility borrowings	321,720	224,237	223,664	248,591	100,000
Total stockholders' equity	$3,862,633	$2,984,845	$2,365,717	$1,940,436	$1,343,773

	December 31,
Selected additional data ($ in thousands)	2020	2019	2018	2017	2016
New insurance written(1)	$107,944,065	$63,569,183	$47,508,525	$43,858,322	$34,949,319
Loss ratio(2)	34.9%	4.2%	1.8%	5.1%	3.7%
Expense ratio(3)	17.9	21.3	23.2	27.5	30.9
Combined ratio	52.9%	25.5%	25.0%	32.6%	34.5%
Return on average equity	12.1%	20.8%	21.7%	23.1%	18.1%

	December 31,
Insurance portfolio ($ in thousands)	2020	2019	2018	2017	2016
Insurance in force	$198,882,352	$164,005,853	$137,720,786	$110,461,950	$83,265,522
Risk in force	$41,339,262	$38,947,857	$33,892,869	$27,443,985	$20,627,317
Policies in force	799,893	702,925	608,135	496,477	375,898
Loans in default	31,469	5,947	4,024	4,783	1,757
Percentage of loans in default	3.93%	0.85%	0.66%	0.96%	0.47%

Insurance company capital ($ in thousands)
U.S. Mortgage Insurance Subsidiaries
Combined statutory capital(4)	$2,659,161	$2,335,828	$1,886,929	$1,528,869	$1,144,279
Risk-to-capital ratios:
Essent Guaranty, Inc.	11.5:1	13.1:1	14.4:1	14.7:1	15.3:1
Essent Guaranty of PA, Inc.	1.7:1	2.9:1	4.2:1	5.4:1	6.8:1
Combined(5)	11.1:1	12.6:1	13.9:1	14.2:1	14.7:1

Essent Reinsurance Ltd.
Stockholder's equity (GAAP basis)	$1,101,003	$939,360	$798,612	$662,819	$401,273
Net risk in force(6)	$12,892,300	$10,314,942	$8,265,763	$6,299,437	$4,181,737
_______________________________________________________________________________
(1)New insurance written ("NIW") includes NIW on a flow basis (in which loans are insured in individual, loan-by-loan transactions) and bulk insurance that we write (in which each loan in a portfolio of loans is insured in a single transaction).

(2)Loss ratio is calculated by dividing the provision for losses and loss adjustment expenses ("LAE") by net premiums earned.

(3)Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(4)Combined statutory capital equals the sum of statutory capital of Essent Guaranty, Inc. plus Essent Guaranty of PA, Inc., after eliminating the impact of intercompany transactions. Statutory capital is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance Commissioners Accounting Practices and Procedures Manual.

(5)Combined risk-to-capital ratio equals the sum of net risk in force of Essent Guaranty, Inc. and Essent Guaranty of PA, Inc. divided by combined statutory capital.

(6)Net risk in force represents total risk in force, net of reinsurance ceded and net of exposures on policies for which loss reserves have been established.

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

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service ("Moody's"), BBB+ with a negative outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 381 employees as of December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, we generated new insurance written, or NIW, of approximately $107.9 billion, $63.6 billion and $47.5 billion, respectively. As of December 31, 2020, we had approximately $198.9 billion of insurance in force. Our top ten customers represented approximately 35.8%, 42.8% and 43.5% of our NIW on a flow basis for the years ended December 31, 2020, 2019 and 2018, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2020, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.4 billion of risk. Essent Re also reinsures 25% of Essent Guaranty's NIW under a quota share reinsurance agreement. The financial strength ratings of Essent Re are BBB+ with a negative outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

COVID-19

The novel coronavirus disease 2019 ("COVID-19") was first identified in December 2019 in Wuhan, China. On March 11, 2020 the outbreak had spread such that it was declared to be a pandemic by the World Health Organization (“WHO”). Within a week of the WHO's declaration, most major economies had announced significant and increasing restrictions on the movement and interaction of people. By the end of March 2020, it was estimated that a quarter of the world’s population was under some form of lockdown or stay-at-home order. Most state governments in the United States implemented some form of travel and/or business restrictions to slow the spread of COVID-19. Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at December 31, 2020. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies and has the potential to increase claim frequencies on the mortgages we insure.

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

Over 90% of loans insured by Essent are federally backed by Fannie Mae or Freddie Mac. As a mortgage loan in forbearance is considered delinquent, we will provide loss reserves as loans in forbearance are reported to us as delinquent once the borrower has missed two consecutive payments. However, we believe providing borrowers time to recover from the adverse financial impact of the COVID-19 event may allow some families to be able to remain in their homes and avoid foreclosure. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status.

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

As of March 31, 2020, COVID-19 had not had a significant impact on our financial position or results of operations. Beginning in April 2020 through December 2020, we experienced an increase in the number and percentage of mortgage loans we insure that were reported to have missed at least two consecutive payments of principal and interest as a result of COVID-19, which has resulted in an increase in our provision for losses in the year ended December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of December 31, 2020. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement") and an increase in our Minimum Required Assets.

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

Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Congress, however, has not enacted any legislation to date. See "Business—Regulation—Federal Mortgage-Related Laws and Regulations—Housing Finance Reform," "Risk Factors—Risks Relating to Regulation and Litigation—Legislative or regulatory actions or decisions to change the role of the GSEs in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns," and "—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns."

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. A revised PMIERs framework, which we refer to as "PMIERs 2.0," became effective on March 31, 2019. As of December 31, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

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

The QM Rule provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate, or APOR, and a "rebuttable presumption" for QM loans with an APR above that threshold. In October 2020, the CFPB announced a final rule that would implement a previously temporary second category under the QM Rule providing for more flexible underwriting requirements (the "GSE Patch"). To qualify under this category, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by either of the GSEs (while they remain under FHFA conservatorship), the FHA, the VA, and the U.S. Department of Agriculture Rural Development program. On February 23, 2021, the CFPB announced that, in light of the economic dislocations resulting from the COVID-19 pandemic, it intends to issue a proposed rule to delay the implementation of the final QM Rule and the GSE Patch.

We expect that most lenders will be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. To the extent the use of private mortgage insurance causes a loan not to meet the definition of a QM, the volume of loans originated with mortgage insurance may decline. In addition, the impact of the mortgage insurance premiums on the calculation of points and fees for purposes of QM may influence the use of mortgage insurance, as well as our mix of premium plans and therefore our profitability. See "—Factors Affecting Our Results of Operations—Persistency and Business Mix" and "Risk Factors—Risks Relating to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of the Department of Housing and Urban Development. The most recent FHA report to Congress dated November 13, 2020 on the financial status of the FHA's Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 6.10%, above the Congressionally mandated required minimum level of 2%. See "Risk Factors—Risks Relating to the Operation of Our Business

—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

Tax Reform

The U.S. Internal Revenue Service and Department of the Treasury published both final and newly proposed regulations in January 2021 relating to the tax treatment of passive foreign investment companies ("PFICs"). The final regulations provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. In addition, the Company is evaluating the potential impact of the newly proposed PFIC regulations to its shareholders and business operations. The newly proposed regulations, among other provisions, set a limit on the amount of assets that may be deemed “good assets” within the PFIC asset test of a foreign holding company. See "Risk Factors—Risks Relating to Taxes and our Corporate Structure—U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company ("PFIC") for U.S. Federal income tax purposes."

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

•Premium rates, which represent the amount of the premium due as a percentage of IIF. Premium rates are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

•Premiums ceded or assumed under reinsurance arrangements. Prior to March 2018, we had not ceded any premiums under third-party reinsurance contracts. In 2018, 2019 and 2020, Essent Guaranty entered into third-party reinsurance agreements. See Note 5 to our consolidated financial statements.

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2020 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the years ended December 31, 2020 and 2019, monthly premium policies comprised 91% and 89% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 60.1% at December 31, 2020. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2020. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of December 31, 2020, 80% of our IIF relates to business written since January 1, 2018 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of December 31, 2020, 80% of our IIF relates to business written since January 1, 2018 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at December 31, 2020. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As of December 31, 2020, insured loans in default totaled 31,469 and included 28,922 defaults classified as COVID-19 defaults compared to 5,947 total defaults and no COVID-19 defaults as of December 31, 2019. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the COVID-19 defaulted loans, we expect the ultimate number of COVID-19-related defaults that result in claims will be less than our historical default-to-claim experience. We applied a lower reserve rate to COVID-19 default notices received in April 2020 through September 2020 than the rate used for defaults that had missed a comparable number of payments as of December 31, 2019 due to the sudden impact on the economy following the onset of the pandemic. The credit characteristics of defaults reported in October 2020 through December 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions during the fourth quarter of 2020 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through December 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for default notices received in April 2020 through September 2020 that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, although these defaults are classified as COVID-19 defaults, we established reserves for defaults reported in October 2020 through December 2020 using our normal reserve methodology. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. As more fully described in Note 5 to our consolidated financial statements, at December 31, 2020, we had approximately $2.0 billion of excess of loss reinsurance covering NIW from January 1, 2015 to July 31, 2020 and a quota share reinsurance transaction on a portion of our NIW effective September 1, 2019 through December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 60%, 57% and 60% of other underwriting and operating expenses for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the years ended December 31, 2020, 2019 and 2018 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2020	2019	2018
IIF, beginning of period	$164,005,853	$137,720,786	$110,461,950
NIW	107,944,065	63,569,183	47,508,525
Cancellations	(73,067,566)	(37,284,116)	(20,249,689)
IIF, end of period	$198,882,352	$164,005,853	$137,720,786
Average IIF during the period	$178,294,034	$152,001,491	$123,361,264
RIF, end of period	$41,339,262	$38,947,857	$33,892,869

The following is a summary of our IIF at December 31, 2020 by vintage:

($ in thousands)	$	%
2020	$102,123,354	51.3%
2019	38,688,532	19.5
2018	18,677,363	9.4
2017	16,268,294	8.2
2016	11,314,546	5.7
2015 and prior	11,810,263	5.9
	$198,882,352	100.0%

Average Net Premium Rate

Our average net premium rate is calculated by dividing net premiums earned for the U.S. mortgage insurance portfolio by average insurance in force for the period and is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For the years ended December 31, 2020, 2019 and 2018, our average net premium rate was 0.46%, 0.49% and 0.50%, respectively. We anticipate that the continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF will reduce our average net premium rate in future periods.

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

As of December 31, 2020, our combined net risk in force for our U.S. insurance companies was $29.5 billion and our combined statutory capital was $2.7 billion, resulting in a risk-to-capital ratio of 11.1 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2020	2019	2018
Revenues:
Net premiums written	$834,113	$760,845	$685,287
Decrease (increase) in unearned premiums	28,451	16,580	(35,795)
Net premiums earned	862,564	777,425	649,492
Net investment income	80,087	83,542	64,091
Realized investment gains, net	2,697	3,229	1,318
Other income	9,806	3,371	4,452
Total revenues	955,154	867,567	719,353

Losses and expenses:
Provision for losses and LAE	301,293	32,986	11,575
Other underwriting and operating expenses	154,691	165,369	150,900
Interest expense	9,074	10,151	10,179
Total losses and expenses	465,058	208,506	172,654
Income before income taxes	490,096	659,061	546,699
Income tax expense	77,055	103,348	79,336
Net income	$413,041	$555,713	$467,363

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For the year ended December 31, 2020, we reported net income of $413.0 million, compared to net income of $555.7 million for the year ended December 31, 2019. The decrease in our operating results in 2020 over 2019 was primarily due to the increase in the provision for losses and LAE, partially offset by the increase in net premiums earned and other income and decreases in other underwriting and operating expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the year ended December 31, 2020 by 11% compared to the year ended December 31, 2019 due to the increase in our average IIF from $152.0 billion in 2019 to $178.3 billion in 2020, partially offset by the decrease in the average net premium rate from 0.49% for the year ended December 31, 2019 to 0.46% for the year ended

December 31, 2020. The decrease in the average net premium rate during the year ended December 31, 2020 was a result of an increase in ceded premiums, changes in the mix of the mortgages we insure, in part due to lower persistency, and changes in our pricing which were partially offset by an increase in premiums earned on the cancellation of non-refundable single premium policies. In the year ended December 31, 2020, ceded premiums increased to $88.7 million from $35.5 million in the year ended December 31, 2019 primarily due to an increase in amounts ceded under our QSR Agreement associated with additional risk ceded in 2020 and reduced profit commission as a result of higher ceded losses, new third-party reinsurance agreements entered in 2020 and a full year of premiums ceded under third-party reinsurance agreements entered in 2019. In the year ended December 31, 2020, premiums earned on the cancellation of non-refundable single premium policies increased to $88.9 million from $42.5 million in the year ended December 31, 2019 as a result of an increase in existing borrowers refinancing their mortgages due to favorable mortgage interest rates.

Net premiums written increased in the year ended December 31, 2020 by 10% over the prior year. The increase was due primarily to the increase in average IIF for the year ended December 31, 2020 as compared to the year ended December 31, 2019, partially offset by an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing.

In the year ended December 31, 2020, unearned premiums decreased by $28.5 million as a result of net premiums written on single premium policies of $121.9 million which was offset by $150.4 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2019, unearned premiums decreased by $16.6 million as a result of net premiums written on single premium policies of $93.5 million which was partially offset by $110.1 million of unearned premium that was recognized in earnings during the year.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2020	2019
Fixed maturities	$83,313	$82,194
Short-term investments	1,669	5,049
Gross investment income	84,982	87,243
Investment expenses	(4,895)	(3,701)
Net investment income	$80,087	$83,542

The decrease in net investment income to $80.1 million for the year ended December 31, 2020 as compared to $83.5 million for the year ended December 31, 2019 was due to a decrease in the pre-tax investment income yield partially offset by the increase in the weighted average balance of our investment portfolio. The average cash and investment portfolio balance increased to $4.0 billion during the year ended December 31, 2020 from $3.1 billion during the year ended December 31, 2019, primarily as a result of investing cash flows generated from operations, proceeds from the public offering of common shares completed in June 2020 and increased borrowings under the Credit Facility. The pre-tax investment income yield decreased from 2.8% in the year ended December 31, 2019 to 2.1% in the year ended December 31, 2020 primarily due to an increase in the share of our investments allocated to cash, a general decline in investment yields due to declining interest rates and an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.
Other Income

Other income for the year ended December 31, 2020 was $9.8 million compared to $3.4 million for the year ended December 31, 2019. The increase in other income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to an increase in Triad service fees partially offset by a net unfavorable decrease in the fair value of the embedded derivatives. In the year ended December 31, 2020 we earned Triad service fees of $6.3 million compared to $1.2 million for the year ended December 31, 2019. Effective December 1, 2019, the Triad services agreement was amended providing for a flat monthly fee through November 30, 2021. In the year ended December 31, 2020 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $2.6 million compared to a net unfavorable decrease of $1.8 million in the year ended December 31, 2019. Other income also includes contract underwriting revenues and underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in 2020 as compared to 2019 was primarily due to the increase in defaults related to COVID-19.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Year Ended December 31,
	2020	2019
Beginning default inventory	5,947	4,024
Plus: new defaults	62,649	13,304
Less: cures	(36,711)	(10,985)
Less: claims paid	(378)	(377)
Less: rescissions and denials, net	(38)	(19)
Ending default inventory	31,469	5,947

As of December 31, 2020, the ending default inventory included 28,922 defaults classified as COVID-19 defaults.

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of December 31,
	2020	2019
Case reserves (in thousands) (1)	$343,290	$63,180
Total reserves (in thousands) (1)	$373,868	$69,183
Ending default inventory	31,469	5,947
Average case reserve per default (in thousands)	$10.9	$10.6
Average total reserve per default (in thousands)	$11.9	$11.6
Default rate	3.93%	0.85%
Claims received included in ending default inventory	52	129
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1,073 and $179 as of December 31, 2020 and 2019, respectively.

The increase in the average case reserve per default was primarily due to provision and cure activity for COVID-19 defaults and changes in the composition (such as mark-to-market loan-to-value ratios, risk in force, and number of months past due) of the underlying loans in default. Based on the forbearance programs in place and the credit characteristics of the COVID-19 defaulted loans, we expect the ultimate number of COVID-19-related defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the COVID-19 default notices received in April 2020 through September 2020. As a result of cure activity on April 2020 through September 2020 COVID-19 defaults during the year ended December 31, 2020, the average reserve per COVID-19 default has increased from approximately 7% and 11% as of June 30, 2020 and September 30, 2020, respectively, to approximately 16% as of December 31, 2020. The credit characteristics of defaults reported in October 2020 through December 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions during the fourth quarter of 2020 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through December 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for default notices received in April 2020 through September 2020 that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, we established reserves for defaults reported in October 2020 through December 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $316.3 million at December 31, 2020.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Year Ended December 31,
(In thousands)	2020	2019
Reserve for losses and LAE at beginning of year	$69,362	$49,464
Less: Reinsurance recoverables	71	—
Net reserve for losses and LAE at beginning of year	69,291	49,464
Add provision for losses and LAE occurring in:
Current year	317,516	50,562
Prior years	(16,223)	(17,576)
Incurred losses and LAE during the current year	301,293	32,986
Deduct payments for losses and LAE occurring in:
Current year	1,018	1,288
Prior years	13,686	11,871
Loss and LAE payments during the current year	14,704	13,159
Net reserve for losses and LAE at end of year	355,880	69,291
Plus: Reinsurance recoverables	19,061	71
Reserve for losses and LAE at end of year	$374,941	$69,362

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of December 31, 2020
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	6,631	21%	$47,905	14%	$384,668	12%
Four to eleven payments	23,543	75	260,593	76	1,553,593	17
Twelve or more payments	1,243	4	32,593	9	67,501	48
Pending claims	52	—	2,199	1	2,843	77
Total case reserves (1)	31,469	100%	343,290	100%	$2,008,605	17
IBNR			25,747
LAE			4,831
Total reserves for losses and LAE (1)			$373,868
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1,073 as of December 31, 2020.

	As of December 31, 2019
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,310	56%	$15,793	25%	$177,238	9%
Four to eleven payments	2,035	34	28,006	44	108,743	26
Twelve or more payments	473	8	13,549	22	27,152	50
Pending claims	129	2	5,832	9	6,777	86
Total case reserves (2)	5,947	100%	63,180	100%	$319,910	20
IBNR			4,738
LAE			1,265
Total reserves for losses and LAE (2)			$69,183
_______________________________________________________________________________
(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $179 as of December 31, 2019.

During the year ended December 31, 2020, the provision for losses and LAE was $301.3 million, comprised of $317.5 million of current year losses partially offset by $16.2 million of favorable prior years' loss development. During the year ended December 31, 2019, the provision for losses and LAE was $33.0 million, comprised of $50.6 million of current year losses partially offset by $17.6 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2020	2019
Number of claims paid	378	377
Amount of claims paid	$14,354	$12,613
Claim severity	75%	74%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2020		2019
($ in thousands)	$	%	$	%
Compensation and benefits	$93,066	60%	$93,660	57%
Premium taxes	20,209	13	17,572	10
Other	41,416	27	54,137	33
Total other underwriting and operating expenses	$154,691	100%	$165,369	100%

Number of employees at end of year		381		387

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits decreased primarily due to a decrease in incentive compensation, partially offset by increased salaries and overtime associated with our increased NIW and increased stock compensation expense associated with shares granted in 2019 and 2020. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in premiums written.

•Other expenses decreased as a result of ceding commission earned under the QSR Agreement and lower travel expenses. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the years ended December 31, 2020 and 2019, we incurred interest expense of $9.1 million and $10.2 million, respectively. Interest expense decreased primarily due to a decrease in the weighted average interest rate on amounts outstanding under the Credit Facility, partially offset by an increase in the average amounts outstanding under the Credit Facility. For the year ended December 31, 2020, the average amount outstanding under the Credit Facility was $356.3 million as compared to $225.0 million for the year ended December 31, 2019. For the years ending December 31, 2020 and 2019, the borrowings under the Credit Facility had a weighted average interest rate of 2.30% and 4.26%, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $77.1 million for the year ended December 31, 2020 compared to $103.3 million for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 was 15.8% before reductions for excess tax benefits associated with the vesting of common shares and common share units of $0.6 million. The effective tax rate for the year ended December 31, 2019, was 16.0% before reductions for excess tax benefits associated with the vesting of common shares and common share units of $2.2 million. The tax effects associated with the vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

At December 31, 2020 and 2019, we concluded that it was more likely than not that our deferred tax assets would be realized.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

        Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 have been omitted. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 18, 2020.

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

As of December 31, 2020, we had substantial liquidity with cash of $102.8 million, short-term investments of $726.9 million and fixed maturity investments of $3.8 billion. We also had $300 million available capacity under the revolving credit component of our Credit Facility, with $325 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on October 16, 2023. In June 2020, we completed a public offering of 13.8 million common shares to strengthen our capital resources and provide financial flexibility. Net proceeds from this offering were approximately $440 million. At December 31, 2020, net cash and investments at the holding company were $562.7 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at December 31, 2020.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, to respond to changes in the business or economic environment related to COVID-19, to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives including the insurance activities of Essent Re. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.

At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•significant decline in the value of our investments;

•inability to sell investment assets to provide cash to fund operating needs;

•decline in expected revenues generated from operations;

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2020, Essent Guaranty, had unassigned surplus of approximately $343.6 million. Essent Guaranty of PA, Inc. had unassigned surplus of approximately $15.4 million as of December 31, 2020. As a result of PMIERs guidance issued by the GSEs, through June 30, 2021, Essent Guaranty is required to obtain GSE written approval before paying a dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2020, Essent Re had total equity of $1.1 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. At December 31, 2020, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by operating activities	$727,931	$589,848	$625,321
Net cash used in investing activities	(1,154,417)	(545,076)	(546,905)
Net cash provided by (used in) financing activities	457,966	(38,368)	(56,994)
Net increase in cash	$31,480	$6,404	$21,422

Operating Activities

Cash flow provided by operating activities totaled $727.9 million for the year ended December 31, 2020, as compared to $589.8 million for the year ended December 31, 2019 and $625.3 million for the year ended December 31, 2018. The increase in cash flow from operations of $138.1 million in 2020 was primarily due to an increase in premiums collected and a decrease in United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) purchased during 2020. The decrease in cash flow from operations of $35.5 million in 2019 was primarily due to an increase in T&L Bonds purchased and an increase in expenses paid, partially offset by increases in premiums collected and net investment income.

Investing Activities

Cash flow used in investing activities totaled $1.2 billion for the year ended December 31, 2020 and primarily related to investing cash flows from the business, net proceeds of approximately $440 million from the completion of a public offering of common shares in June and net increased borrowings under the Credit Facility. Cash flow used in investing activities totaled $545.1 million for the year ended December 31, 2019 and $546.9 million for the year ended December 31, 2018 and primarily related to investing cash flows from the business in both periods.

Financing Activities

Cash flow provided by financing activities totaled $458.0 million for the year ended December 31, 2020 and primarily related to $440 million of net proceeds from the completion of a public offering of common shares in June and net increased borrowings under the Credit Facility, partially offset by quarterly cash dividends paid in 2020 and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $38.4 million for the year ended December 31, 2019 and primarily related to our inaugural quarterly cash dividend paid in September 2019, quarterly cash dividend paid in December 2019 and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $57.0 million for the year ended December 31, 2018 and primarily related to treasury stock acquired from employees to satisfy tax withholding obligations and net repayments of borrowings under the Credit Facility.

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

During the years ended December 31, 2020 and 2019, no capital contributions were made to our U.S. insurance subsidiaries.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through 2020. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the “ILNs”) that Essent Guaranty entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 5 to our consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2020 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,103,347
Contingency reserves	1,555,814
Combined statutory capital	$2,659,161
Combined net risk in force	$29,493,572
Combined risk-to-capital ratio	11.1:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. During the year ended December 31, 2020, Essent Re paid no dividends to Essent Group. During the year ended December 31, 2019, Essent Re paid dividends to Essent Group of $55 million to increase holding company liquidity. Essent Group made no capital contributions to Essent Re during the years ended December 31, 2020 and 2019. As of December 31, 2020, Essent Re had total stockholders’ equity of $1.1 billion and net risk in force of $12.9 billion.

Financial Strength Ratings

The financial strength ratings of Essent Guaranty, our principal mortgage insurance subsidiary, are A3 with a stable outlook by Moody's, BBB+ with a negative outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. The financial strength ratings of Essent Re are BBB+ with a negative outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs 2.0. As of December 31, 2020, Essent Guaranty's Available Assets were $2.86 billion and its Minimum Required Assets were $1.65 billion based on our interpretation of the PMIERs 2.0.

Under PMIERs guidance issued by the GSEs effective June 30, 2020, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Area eligible for Individual Assistance and that either 1) is subject to a forbearance plan granted in response to a FEMA Declared Major Disaster, the terms of which are materially consistent with terms of forbearance plans, repayment plans or loan modification trial period offered by Fannie Mae or Freddie Mac, or 2) has an initial missed payment occurring up to either (i) 30 days prior to the first day of the incident period specified in the FEMA Major Disaster Declaration or (ii) 90 days following the last day of the incident period specified in the FEMA Major Disaster Declaration, not to exceed 180 days from the first day of the incident period specified in the FEMA Major Disaster Declaration. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for a non-performing primary mortgage guaranty insurance loan for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments absent a forbearance plan described in 1) above. Further, under temporary provisions provided by the PMIERs guidance, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property that has an initial missed payment occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period). The 0.30 multiplier will be applicable for insured loans in default 1) subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan, repayment plan or loan modification trial period), the terms of which are materially consistent with terms offered by Fannie Mae or Freddie Mac or 2) for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments. The 28,922 COVID-19 defaults included in our December 31, 2020 default inventory fall into categories 1) and 2) above and received the 0.30 multiplier in calculating the PMIERs required assets.

Financial Condition

Stockholders' Equity

As of December 31, 2020, stockholders’ equity was $3.9 billion compared to $3.0 billion as of December 31, 2019. This increase was primarily due to the completion of a public offering of common shares in June 2020, net income generated in 2020 and an increase in accumulated other comprehensive income related to an increase in our unrealized investment gains, partially offset by dividends paid in 2020.

Investments

As of December 31, 2020, investments totaled $4.7 billion compared to $3.4 billion as of December 31, 2019. In addition, our total cash was $102.8 million as of December 31, 2020, compared to $71.4 million as of December 31, 2019. The increase in investments was primarily due to investing net cash flows from operations, the net proceeds from the public offering of common shares and the increase in net borrowings under the Credit Facility during the year ended December 31, 2020.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$268,444	5.9%	$242,206	7.2%
U.S. agency securities	18,085	0.4	33,605	1.0
U.S. agency mortgage-backed securities	995,905	21.8	848,334	25.3
Municipal debt securities(1)	551,517	12.1	361,638	10.8
Non-U.S. government securities	61,607	1.3	54,995	1.7
Corporate debt securities(2)	1,126,512	24.7	880,301	26.3
Residential and commercial mortgage securities	409,282	9.0	288,281	8.6
Asset-backed securities	454,717	9.9	326,025	9.7
Money market funds	679,304	14.9	315,362	9.4
Total Investments Available for Sale	$4,565,373	100.0%	$3,350,747	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2020	2019
Special revenue bonds	76.8%	74.5%
General obligation bonds	20.3	21.3
Certificate of participation bonds	2.3	3.4
Tax allocation bonds	0.6	0.8
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2020	2019
Financial	34.9%	34.4%
Consumer, non-cyclical	19.1	20.1
Communications	9.3	10.3
Energy	8.2	8.3
Consumer, cyclical	8.0	7.6
Technology	6.1	4.8
Utilities	5.9	6.2
Industrial	5.3	4.2
Basic materials	3.1	4.1
Government	0.1	—
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,564,746	56.2%	$1,817,905	54.2%
Aa1	133,100	2.9	109,122	3.3
Aa2	260,462	5.7	145,282	4.3
Aa3	204,917	4.5	159,599	4.8
A1	249,710	5.5	206,643	6.2
A2	401,175	8.8	183,780	5.5
A3	229,882	5.0	191,933	5.7
Baa1	260,602	5.7	232,490	6.9
Baa2	178,926	3.9	179,664	5.4
Baa3	48,199	1.1	65,119	1.9
Below Baa3	33,654	0.7	59,210	1.8
Total Investments Available for Sale	$4,565,373	100.0%	$3,350,747	100.0%
_______________________________________________________________________________
(1)Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2020		December 31, 2019
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,568,505	34.4%	$1,038,782	31.0%
1 to < 2 Years	581,003	12.7	306,148	9.1
2 to < 3 Years	616,069	13.5	348,708	10.4
3 to < 4 Years	426,333	9.3	361,147	10.8
4 to < 5 Years	367,633	8.1	443,382	13.2
5 or more Years	1,005,830	22.0	852,580	25.5
Total Investments Available for Sale	$4,565,373	100.0%	$3,350,747	100.0%

Top Ten Investments Available for Sale Holdings

	December 31, 2020
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	Fannie Mae 3.500% 1/1/2058	$26,634	$25,184	$1,450	Aaa
2	U.S. Treasury 0.250% 5/31/2025	25,558	25,565	(7)	Aaa
3	U.S. Treasury 2.625% 6/30/2023	20,966	19,685	1,281	Aaa
4	Fannie Mae 2.000% 8/1/2050	20,549	20,315	234	Aaa
5	U.S. Treasury 5.250% 11/15/2028	20,540	18,558	1,982	Aaa
6	Freddie Mac 4.000% 11/1/2048	20,371	19,691	680	Aaa
7	U.S. Treasury 1.500% 8/15/2026	18,525	17,453	1,072	Aaa
8	U.S. Treasury 0.125% 10/15/2023	17,611	17,595	16	Aaa
9	Freddie Mac 2.500% 7/1/2050	17,063	16,902	161	Aaa
10	U.S. Treasury 2.625% 7/15/2021	14,946	14,746	200	Aaa
Total		$202,763	$195,694	$7,069
Percent of Investments Available for Sale		4.4%
_______________________________________________________________________________
(1)As of December 31, 2020, for the security in an unrealized loss position, management believes decline in fair value is principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2020:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
North Texas Tollway System	8,330	8,041	A2
University of Houston	$6,683	$6,329	Aa2
Texas A&M University	6,432	5,847	Aaa
State of Texas	5,836	5,435	Aaa
City of Houston TX Combined Utility System Revenue	5,287	4,615	Aa2
LCRA Transmission Services Corp	3,164	3,059	A2
Dallas/Fort Worth International Airport	2,584	2,463	A2
City of Austin TX Electric Utility Revenue	2,401	2,131	Aa3
City of Houston TX	2,243	2,088	Aa3
Harris County-Houston Sports Authority	2,177	2,055	A2
North Texas Municipal Water District	2,104	1,931	Aaa
City of Dallas TX	1,862	1,660	Aa3
City of Houston TX Airport System Revenue	1,574	1,544	A1
Tarrant Regional Water District	1,551	1,433	Aaa
City of Fort Worth TX Water & Sewer System Revenue	1,550	1,454	Aa1
City of San Antonio TX Airport System	1,288	1,184	A1
City of Corpus Christi TX Utility System Revenue	1,165	1,069	Aa3
Harris County Toll Road Authority	1,060	1,016	Aa1
Texas Tech University System	1,006	1,000	Aa1
Central Texas Turnpike System	997	942	Baa1
Metropolitan Transit Authority of Harris County Sales & Use Tax Revenue	966	911	Aaa
Denton Independent School District	894	893	Aaa
Frisco Independent School District	883	880	Aaa
County of Fort Bend TX	867	793	Aa1
San Jacinto Community College District	590	541	Aa3
Austin-Bergstrom Landhost Enterprises, Inc.	574	585	A3
Austin Independent School District	307	299	Aaa
	$64,375	$60,198
_______________________________________________________________________________
(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$13,060	$12,167	Aa1
The Port Authority of New York and New Jersey	7,689	7,248	Aa3
Metropolitan Transportation Authority	7,614	7,220	A3
State of New York Personal Income Tax Revenue	7,432	6,873	Aa2
City of New York NY	7,333	6,494	Aa2
Long Island Power Authority	4,158	4,003	A2
The Research Foundation of State University of New York	3,369	3,020	A1
New York State Dormitory Authority	2,904	2,749	A1
City of Yonkers NY	2,478	2,301	A2
TSASC, Inc.	2,463	2,177	A2
County of Nassau NY	2,211	1,987	A2
New York City Transitional Finance Authority Building Aid Revenue	1,593	1,488	Aa3
Town of Oyster Bay NY	1,075	1,032	Aa2
Yankee Stadium LLC	827	799	A2
	$64,206	$59,558
_______________________________________________________________________________
(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Contractual Obligations

As of December 31, 2020, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facility borrowings	$325,000	$—	$325,000	$—	$—
Estimated loss and LAE payments(1)	374,941	37,396	250,132	87,413	—
Operating lease obligations	11,714	3,261	6,326	2,127	—
Unfunded investment commitments	67,810	31,500	30,000	6,310	—
Total	$779,465	$72,157	$611,458	$95,850	$—
_______________________________________________________________________________
(1)Our estimate of loss and LAE payments reflects the application of accounting policies described below in "—Critical Accounting Policies—Reserve for Losses and Loss Adjustment Expenses." The payments due by period are based on management's estimates and assume that all of the loss and LAE reserves included in the table will result in payments.

We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2021 under the non-cancelable sublease.

Off-Balance Sheet Arrangements

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of December 31, 2020, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 5 to our consolidated financial statements for additional information.

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

Investments

Our fixed maturity and short-term investments are classified as available for sale and are reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. Each quarter we perform reviews of all of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

•our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

•extent and duration of the decline;

•failure of the issuer to make scheduled interest or principal payments;

•credit ratings from third-party rating agencies and changes in these credit ratings below investment-grade;

•current credit spreads, downgrade trends, industry and asset sector trends, and issuer disclosures and financial reports to determine if credit ratings from third-party credit agencies are reasonable; and

•adverse conditions specifically related to the security, an industry, or a geographic area.

A debt security is impaired if the fair value of the security is less than its amortized cost basis. Under the current guidance we determine whether the impairment has resulted from a credit loss or other factors. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses, up to the amount of the impairment when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis. Under the previous other-than-temporary impairment model for available-for-sale debt securities .a debt security impairment was deemed other-than-temporary if we either intend to sell the security, or it was more likely than not that we would be required to sell the security before recovery or we did not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2020, 2019 and 2018, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer was current on its scheduled interest and principal payments. We recorded impairments of $0.4 million in the year ended December 31, 2020 and other-than-temporary impairments of $0.3 million in the year ended December 31, 2019 for securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date. There were no other-than-temporary impairments in the year ended December 31, 2018.

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

At December 31, 2020, the effective duration of our investments available for sale was 2.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 2.8% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 3.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.3% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets	83
Consolidated Statements of Comprehensive Income	84
Consolidated Statements of Changes in Stockholders' Equity	85
Consolidated Statements of Cash Flows	86
Notes to Consolidated Financial Statements	87
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2020	116
Schedule II—Condensed Financial Information of Registrant at December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020	117
Schedule IV—Reinsurance for the years ended December 31, 2020, 2019 and 2018	121

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Reserve for Losses and Loss Adjustment Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company's recorded reserve for losses and loss adjustment expenses of $374.9 million as of December 31, 2020 is based on management's best estimate of ultimate claim costs for defaulted loans. Upon notification that a borrower has defaulted, management considers internal and third-party information and models to determine the likelihood that a default will reach claim status and projects the amount that the Company will pay if a default becomes a claim. Management's estimates of claim rates and claim sizes will be influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and management's best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of the Company's insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to the estimate; (ii) the significant auditor effort and judgment in evaluating the audit evidence related to management's estimates of claim rates and claim size, including management's assumptions related to the macroeconomic factors and their assessment of the relevance of internal and third-party historical default data; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

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
February 26, 2021

We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2020 — $3,677,815; 2019 — $2,967,225)	$3,838,513	$3,035,385
Short-term investments available for sale, at fair value (amortized cost: 2020 — $726,875; 2019 — $315,360)	726,860	315,362
Total investments available for sale	4,565,373	3,350,747
Other invested assets	88,904	78,873
Total investments	4,654,277	3,429,620
Cash	102,830	71,350
Accrued investment income	19,948	18,535
Accounts receivable	50,140	40,655
Deferred policy acquisition costs	17,005	15,705
Property and equipment (at cost, less accumulated depreciation of $60,967 in 2020 and $57,639 in 2019)	15,095	17,308
Prepaid federal income tax	302,636	261,885
Other assets	40,793	18,367
Total assets	$5,202,724	$3,873,425

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$374,941	$69,362
Unearned premium reserve	250,436	278,887
Net deferred tax liability	305,109	249,620
Credit facility borrowings (at carrying value, less unamortized deferred costs of $3,280 in 2020 and $763 in 2019)	321,720	224,237
Other accrued liabilities	87,885	66,474
Total liabilities	1,340,091	888,580
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 112,423 shares in 2020 and 98,394 shares in 2019	1,686	1,476
Additional paid-in capital	1,571,163	1,118,655
Accumulated other comprehensive income	138,274	56,187
Retained earnings	2,151,510	1,808,527
Total stockholders' equity	3,862,633	2,984,845
Total liabilities and stockholders' equity	$5,202,724	$3,873,425

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Revenues:
Net premiums written	$834,113	$760,845	$685,287
Decrease (increase) in unearned premiums	28,451	16,580	(35,795)
Net premiums earned	862,564	777,425	649,492
Net investment income	80,087	83,542	64,091
Realized investment gains, net	2,697	3,229	1,318
Other income	9,806	3,371	4,452
Total revenues	955,154	867,567	719,353

Losses and expenses:
Provision for losses and LAE	301,293	32,986	11,575
Other underwriting and operating expenses	154,691	165,369	150,900
Interest expense	9,074	10,151	10,179
Total losses and expenses	465,058	208,506	172,654

Income before income taxes	490,096	659,061	546,699
Income tax expense	77,055	103,348	79,336
Net income	$413,041	$555,713	$467,363

Earnings per share:
Basic	$3.89	$5.68	$4.80
Diluted	3.88	5.66	4.77

Weighted average shares outstanding:
Basic	106,098	97,762	97,403
Diluted	106,376	98,227	97,974

Net income	$413,041	$555,713	$467,363

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $16,836 in 2020, $17,497 in 2019 and $(5,686) in 2018	82,087	85,180	(25,741)
Total other comprehensive income (loss)	82,087	85,180	(25,741)
Comprehensive income	$495,128	$640,893	$441,622

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31,
(In thousands)	2020	2019	2018
Common Shares
Balance, beginning of year	$1,476	$1,472	$1,476
Issuance of common shares	207	—	—
Issuance of management incentive shares	5	7	6
Cancellation of treasury stock	(2)	(3)	(10)
Balance, end of year	1,686	1,476	1,472

Additional Paid-In Capital
Balance, beginning of year	1,118,655	1,110,800	1,127,137
Issuance of common shares, net of issuance costs of $18,888	439,755	—	—
Dividends and dividend equivalents declared	648	276	—
Issuance of management incentive shares	(5)	(7)	(6)
Stock-based compensation expense	18,462	16,588	15,073
Cancellation of treasury stock	(6,352)	(9,002)	(31,404)
Balance, end of year	1,571,163	1,118,655	1,110,800

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	56,187	(28,993)	(3,252)
Other comprehensive income (loss)	82,087	85,180	(25,741)
Balance, end of year	138,274	56,187	(28,993)

Retained Earnings
Balance, beginning of year	1,808,527	1,282,438	815,075
Net income	413,041	555,713	467,363
Dividends and dividend equivalents declared	(70,058)	(29,624)	—
Balance, end of year	2,151,510	1,808,527	1,282,438

Treasury Stock
Balance, beginning of year	—	—	—
Treasury stock acquired	(6,354)	(9,005)	(31,414)
Cancellation of treasury stock	6,354	9,005	31,414
Balance, end of year	—	—	—

Total Stockholders' Equity	$3,862,633	$2,984,845	$2,365,717

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating Activities
Net income	$413,041	$555,713	$467,363
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(2,697)	(3,229)	(1,318)
Equity in net loss (income) of other invested assets	215	199	(111)
Distribution of income from other invested assets	1,277	648	211
Depreciation and amortization	3,328	3,769	3,404
Stock-based compensation expense	18,462	16,588	15,073
Amortization of premium on investment securities	23,393	15,738	14,220
Deferred income tax provision	38,653	59,481	50,692
Change in:
Accrued investment income	(1,413)	(908)	(4,820)
Accounts receivable	(8,848)	(3,767)	(7,118)
Deferred policy acquisition costs	(1,300)	344	(695)
Prepaid federal income tax	(40,751)	(59,500)	49,772
Other assets	(16,840)	(2,921)	(5,060)
Reserve for losses and LAE	305,579	19,898	2,614
Unearned premium reserve	(28,451)	(16,580)	35,795
Other accrued liabilities	24,283	4,375	5,299
Net cash provided by operating activities	727,931	589,848	625,321

Investing Activities
Net change in short-term investments	(411,498)	(160,962)	158,294
Purchase of investments available for sale	(1,575,082)	(1,044,964)	(1,126,032)
Proceeds from maturity of investments available for sale	262,321	88,025	114,651
Proceeds from sales of investments available for sale	577,409	623,771	340,780
Purchase of other invested assets	(17,012)	(49,789)	(30,860)
Return of investment from other invested assets	11,891	2,252	316
Purchase of property and equipment	(2,446)	(3,409)	(4,054)
Net cash used in investing activities	(1,154,417)	(545,076)	(546,905)

Financing Activities
Issuance of common shares, net of costs	439,962	—	—
Credit facility borrowings	200,000	—	15,000
Credit facility repayments	(100,000)	—	(40,000)
Treasury stock acquired	(6,354)	(9,005)	(31,414)
Payment of issuance costs for credit facility	(6,232)	(15)	(580)
Dividends paid	(69,410)	(29,348)	—
Net cash provided by (used in) financing activities	457,966	(38,368)	(56,994)

Net increase in cash	31,480	6,404	21,422
Cash at beginning of year	71,350	64,946	43,524
Cash at end of year	$102,830	$71,350	$64,946

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(38,705)	$(41,505)	$(29,275)
Interest payments	(8,263)	(9,863)	(9,451)

Noncash Transactions
Repayment of borrowings with term loan proceeds	(325,000)	—	(100,000)
Operating lease liabilities arising from obtaining right-of-use assets	$805	$1,334	$—

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

We recognize purchase premiums and discounts in interest income using the interest method over the securities' estimated holding periods, until maturity, or call date, if applicable. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.

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

	2020		2019
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$2,220	$(2,068)	$2,148	$(2,017)
Office equipment	848	(772)	848	(700)
Computer hardware	10,282	(8,987)	9,764	(7,728)
Purchased software	38,434	(37,404)	37,909	(36,716)
Costs of internal-use software	10,783	(8,959)	9,595	(8,185)
Leasehold improvements	4,787	(2,777)	4,644	(2,293)
Total	$67,354	$(60,967)	$64,908	$(57,639)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $10.1 million, $7.8 million and $7.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of deferred policy acquisition costs totaled $8.8 million, $8.1 million and $6.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 84% of earned premium in 2020. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $88.9 million and $42.5 million of earned premium related to policy cancellations for the years ended December 31, 2020 and 2019, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

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

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2020 and 2019, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provides optional expedients and exceptions for applying generally accepted accounting principles to contract, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. The adoption of, and future elections under, this ASU are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts and other transactions.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments

Investments available for sale consist of the following:

December 31, 2020 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$259,378	$9,088	$(22)	$268,444
U.S. agency securities	17,930	155	—	18,085
U.S. agency mortgage-backed securities	963,670	33,205	(970)	995,905
Municipal debt securities (1)	513,870	37,662	(15)	551,517
Non-U.S. government securities	56,045	5,562	—	61,607
Corporate debt securities (2)	1,070,027	56,864	(379)	1,126,512
Residential and commercial mortgage securities	391,921	18,641	(1,280)	409,282
Asset-backed securities	452,527	3,246	(1,056)	454,717
Money market funds	679,322	—	(18)	679,304
Total investments available for sale	$4,404,690	$164,423	$(3,740)	$4,565,373

December 31, 2019 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$239,087	$3,526	$(407)	$242,206
U.S. agency securities	33,620	36	(51)	33,605
U.S. agency mortgage-backed securities	836,710	13,956	(2,332)	848,334
Municipal debt securities (1)	339,511	22,245	(118)	361,638
Non-U.S. government securities	52,230	2,812	(47)	54,995
Corporate debt securities (2)	856,638	24,255	(592)	880,301
Residential and commercial mortgage securities	282,840	6,542	(1,101)	288,281
Asset-backed securities	326,589	857	(1,421)	326,025
Money market funds	315,360	2	—	315,362
Total investments available for sale	$3,282,585	$74,231	$(6,069)	$3,350,747
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2020	2019
Special revenue bonds	76.8%	74.5%
General obligation bonds	20.3	21.3
Certificate of participation bonds	2.3	3.4
Tax allocation bonds	0.6	0.8
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2020	2019
Financial	34.9%	34.4%
Consumer, non-cyclical	19.1	20.1
Communications	9.3	10.3
Energy	8.2	8.3
Consumer, cyclical	8.0	7.6
Technology	6.1	4.8
Utilities	5.9	6.2
Industrial	5.3	4.2
Basic materials	3.1	4.1
Government	0.1	—
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments available for sale at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$78,956	$79,335
Due after 1 but within 5 years	130,312	134,802
Due after 5 but within 10 years	49,125	53,165
Due after 10 years	985	1,142
Subtotal	259,378	268,444
U.S. agency securities:
Due in 1 year	8,906	8,958
Due after 1 but within 5 years	9,024	9,127
Subtotal	17,930	18,085
Municipal debt securities:
Due in 1 year	6,881	6,892
Due after 1 but within 5 years	91,122	95,567
Due after 5 but within 10 years	235,030	254,387
Due after 10 years	180,837	194,671
Subtotal	513,870	551,517
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	22,710	24,257
Due after 5 but within 10 years	24,246	27,680
Due after 10 years	9,089	9,670
Subtotal	56,045	61,607
Corporate debt securities:
Due in 1 year	148,292	149,617
Due after 1 but within 5 years	576,987	602,286
Due after 5 but within 10 years	322,649	350,632
Due after 10 years	22,099	23,977
Subtotal	1,070,027	1,126,512
U.S. agency mortgage-backed securities	963,670	995,905
Residential and commercial mortgage securities	391,921	409,282
Asset-backed securities	452,527	454,717
Money market funds	679,322	679,304
Total investments available for sale	$4,404,690	$4,565,373

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Realized gross gains	$5,608	$5,238	$2,201
Realized gross losses	2,482	1,746	883

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$28,776	$(22)	$—	$—	$28,776	$(22)
U.S. agency mortgage-backed securities	152,671	(924)	3,007	(46)	155,678	(970)
Municipal debt securities	3,838	(15)	—	—	3,838	(15)
Corporate debt securities	141,803	(379)	—	—	141,803	(379)
Residential and commercial mortgage securities	63,203	(777)	9,516	(503)	72,719	(1,280)
Asset-backed securities	124,165	(483)	65,897	(573)	190,062	(1,056)
Money market funds	99,995	(18)	—	—	99,995	(18)
Total	$614,451	$(2,618)	$78,420	$(1,122)	$692,871	$(3,740)

	Less than 12 months		12 months or more		Total
December 31, 2019 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$29,013	$(331)	$42,981	$(76)	$71,994	$(407)
U.S. agency securities	—	—	25,605	(51)	25,605	(51)
U.S. agency mortgage-backed securities	101,684	(1,042)	113,866	(1,290)	215,550	(2,332)
Municipal debt securities	10,651	(112)	624	(6)	11,275	(118)
Non-U.S. government securities	9,664	(47)	—	—	9,664	(47)
Corporate debt securities	83,013	(576)	14,531	(16)	97,544	(592)
Residential and commercial mortgage securities	59,341	(1,059)	3,442	(42)	62,783	(1,101)
Asset-backed securities	78,813	(202)	109,536	(1,219)	188,349	(1,421)
Total	$372,179	$(3,369)	$310,585	$(2,700)	$682,764	$(6,069)

At December 31, 2020 and 2019, we held 363 and 365 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at December 31, 2020 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that over 98% of the securities at December 31, 2020 had investment-grade ratings. We concluded that gross unrealized losses noted above are principally associated with the changes in credit spreads subsequent to purchase rather than due to credit impairment. We recorded impairments of $0.4 million in the year ended December 31, 2020 and other-than-temporary impairments of $0.3 million in the year ended December 31, 2019 on securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting dates. There were no other-than-temporary impairments in the year ended December 31, 2018.

The Company's other invested assets at December 31, 2020 and December 31, 2019 totaled $88.9 million and $78.9 million, respectively. Other invested assets are comprised of limited partnership interests which are accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.7 million at December 31, 2020 and $9.4 million at December 31, 2019. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.1 billion at December 31, 2020 and $805.5 million at December 31, 2019. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5). The fair value of the assets on deposit was $8.5 million at December 31, 2020 and $6.4 million at December 31, 2019. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $12.0 million at December 31, 2020 and $6.4 million at December 31, 2019.

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Fixed maturities	$83,313	$82,194	$63,053
Short-term investments	1,669	5,049	3,873
Gross investment income	84,982	87,243	66,926
Investment expenses	(4,895)	(3,701)	(2,835)
Net investment income	$80,087	$83,542	$64,091

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2020	2019
Premiums receivable	$46,974	$39,084
Other receivables	3,166	1,571
Total accounts receivable	50,140	40,655
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$50,140	$40,655
Premiums receivable consists of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for doubtful accounts was required.
Note 5. Reinsurance

In the ordinary course of business, our insurance subsidiaries may use reinsurance to provide protection against adverse loss experience and to expand our capital sources. Reinsurance recoverables are recorded as assets and included in other assets on our consolidated balance sheets, predicated on a reinsurer's ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net premiums written:
Direct	$922,851	$796,344	$696,055
Ceded (1)	(88,738)	(35,499)	(10,768)
Net premiums written	$834,113	$760,845	$685,287

Net premiums earned:
Direct	$951,302	$812,924	$660,260
Ceded (1)	(88,738)	(35,499)	(10,768)
Net premiums earned	$862,564	$777,425	$649,492
_______________________________________________________________________________
(1)Net of profit commission.

Quota Share Reinsurance

Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. Should Essent Guaranty not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn would increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $6.3 billion as of December 31, 2020.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarizes Essent Guaranty's excess of loss reinsurance agreements as of December 31, 2020:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027
2019 & 2020	Radnor Re 2020-2 Ltd.	October 8, 2020	October 25, 2027
_______________________________________________________________________________
(1)If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of December 31, 2020:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$16,329,165	$4,411,094	$216,480	$—		$216,480	$207,787
2017	15,856,384	4,052,481	242,123	165,167	(5)	407,290	218,838
2018	18,295,450	4,646,734	325,537	76,144	(6)	401,681	251,262
2019 (3)	22,137,416	5,643,954	495,889	55,102	(7)	550,991	215,509
2019 & 2020 (4)	48,570,459	12,141,563	399,159	—		399,159	465,690
Total	$121,188,874	$30,895,826	$1,679,188	$296,413		$1,975,601	$1,359,086
_______________________________________________________________________________
(3)Reinsurance coverage on new insurance written from January 1, 2019 through August 31, 2019.
(4)Reinsurance coverage on new insurance written from September 1, 2019 through July 31, 2020.
(5)Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.
(6)Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.
(7)Coverage provided pari-passu to the coverage provided by Radnor Re 2020-1 Ltd.

Based on the level of delinquencies reported to us, the ILN transactions entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The amortization of principal of the notes issued by the unaffiliated special purpose insurers in connection with those ILN transactions is suspended and the aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of December 31, 2020:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$462	$32	$494
Radnor Re 2019-1 Ltd.	325,537	(2,071)	56	(2,015)
Radnor Re 2019-2 Ltd.	216,480	(1,509)	26	(1,483)
Radnor Re 2020-1 Ltd.	495,889	(1,046)	123	(923)
Radnor Re 2020-2 Ltd.	399,159	(181)	109	(72)
Total	$1,679,188	$(4,345)	$346	$(3,999)

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

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

($ in thousands)	2020	2019	2018
Reserve for losses and LAE at beginning of year	$69,362	$49,464	$46,850
Less: Reinsurance recoverables	71	—	—
Net reserve for losses and LAE at beginning of year	69,291	49,464	46,850
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	317,516	50,562	36,438
Prior years	(16,223)	(17,576)	(24,863)
Net incurred losses and LAE during the current year	301,293	32,986	11,575
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	1,018	1,288	1,310
Prior years	13,686	11,871	7,651
Net loss and LAE payments during the current year	14,704	13,159	8,961
Net reserve for losses and LAE at end of year	355,880	69,291	49,464
Plus: Reinsurance recoverables	19,061	71	—
Reserve for losses and LAE at end of year	$374,941	$69,362	$49,464

Loans in default at end of year	31,469	5,947	4,024

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2020, $13.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $16.2 million favorable prior year development during the year ended December 31, 2020. Reserves remaining as of December 31, 2020 for prior years are $39.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2019, $11.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $17.6 million favorable prior year development during the year ended December 31, 2019. Reserves remaining as of December 31, 2019 for prior years were $20.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at December 31, 2020. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages that we insure and has the potential to increase claim frequencies on defaults. As of December 31, 2020, insured loans in default totaled 31,469 and included 28,922 defaults classified as COVID-19 defaults. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the COVID-19 defaulted loans, we expect the ultimate number of COVID-19-related defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the COVID-19 default notices received in April 2020 through September 2020. The credit characteristics of defaults reported in October 2020 through December 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, we observed a normalization during the fourth quarter of 2020 of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. We believe that while defaults in October 2020 through December 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for default notices received in April 2020 through September 2020 that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, although these defaults are classified as COVID-19 defaults, we established reserves for defaults reported in October 2020 through December 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $316.3 million at December 31, 2020. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. A 100 basis point increase or decrease in the reserve rate applied to COVID-19 default notices received in April 2020 through September 2020 would result in a corresponding increase or decrease in our reserve for loss and LAE of approximately $35 million as of December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes incurred loss and allocated loss adjustment expense development, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2011 to 2019 is presented as supplementary information.

	Incurred Loss and Allocated LAE, For the Years Ended December 31,										As of December 31, 2020
($ in thousands)											Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$57	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	1
2012		1,523	858	814	781	748	809	808	808	808	—	19
2013			2,986	2,461	2,008	1,997	2,060	2,058	2,058	2,058	—	51
2014				6,877	4,312	3,323	2,984	2,930	2,897	2,882	1	92
2015					14,956	9,625	8,893	8,439	8,461	8,323	18	214
2016						21,889	11,890	9,455	9,219	8,972	45	252
2017							38,178	16,261	12,202	11,488	85	365
2018								36,438	23,168	19,536	424	606
2019									50,562	39,085	2,151	1,551
2020										317,516	23,023	29,834
Total										$410,668

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2020.

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2011 through 2019 is presented as supplementary information.

($ in thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012		24	535	659	665	665	808	808	808	808
2013			239	928	1,501	1,775	1,880	2,058	2,058	2,058
2014				138	1,587	2,463	2,787	2,897	2,882	2,867
2015					544	3,610	6,960	7,535	7,961	8,055
2016						927	4,896	6,947	7,864	8,270
2017							633	5,370	9,156	10,257
2018								1,310	8,067	13,406
2019									1,288	8,049
2020										1,018
Total										$54,788
All outstanding liabilities before 2011, net of reinsurance										—
Reserve for losses and LAE, net of reinsurance										$355,880

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the reserve for losses and LAE at December 31, 2020:

($ in thousands)	December 31, 2020
Reserve for losses and LAE, net of reinsurance	$355,880
Reinsurance recoverables on unpaid claims	19,061
Total gross reserve for losses and LAE	$374,941

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2020 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7	8	9

Average Payout	6%	40%	28%	9%	4%	7%	0%	0%	0%

Note 7. Debt Obligations

Credit Facility

On October 14, 2020, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into a second amended and restated, three-year secured credit facility with a committed capacity of $625 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured revolving credit facility entered into on May 2, 2018, and provides for an increase in the revolving credit facility from $275 million to $300 million. At closing, $325 million of new term loans were issued, with $225 million of the proceeds used to repay the existing term loans outstanding and remaining $100 million along with Essent Group cash were used to pay down all amounts outstanding under the revolving component of the Credit Facility. The Credit Facility also provides an option to increase the capacity to $775 million. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at December 31, 2020 was 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 16). The borrowings under the Credit Facility contractually mature on October 16, 2023. As of December 31, 2020, the Company was in compliance with the covenants and $325 million had been borrowed under the Credit Facility with a weighted average interest rate of 2.19%. As of December 31, 2019, $225 million had been borrowed with a weighted average interest rate of 3.51%.

Note 8. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For each of the years ended December 31, 2020 and 2019, we paid less than $0.1 million related to remedies. As of December 31, 2020, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2020 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2020, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to ten years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $8.7 million and $10.0 million as of December 31, 2020 and 2019, respectively, are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $10.9 million and $12.6 million as of December 31, 2020 and 2019, respectively, are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $2.4 million, $2.5 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents lease cost and other lease information as of and for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2020	2019
Lease cost:
Operating lease cost	$2,532	$2,479
Short-term lease cost	19	101
Sublease income	(131)	(129)
Total lease cost	$2,420	$2,451

Other information:
Weighted average remaining lease term - operating leases	3.8 years	4.8 years
Weighted average discount rate - operating leases	3.9%	4.0%

The following table presents a maturity analysis of our lease liabilities as follows at December 31, 2020:

Year Ended December 31 (In thousands)
2021	$3,261
2022	3,309
2023	3,017
2024	1,334
2025	793
2026 and thereafter	—
Total lease payments to be paid	11,714
Less: Future interest expense	(864)
Present value of lease liabilities	$10,850

The maturity analysis of our lease liabilities shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2021 under the non-cancelable sublease.

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

Dividends

During the third quarter of 2019, the Board of Directors declared Essent's inaugural quarterly cash dividend of $0.15 per common share which was paid in September 2019. In each subsequent quarter, we declared and paid quarterly cash dividends on our common shares. The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2020	2019
March 31	$0.16	$—
June 30	0.16	—
September 30	0.16	0.15
December 31	0.16	0.15

Total dividends per common share declared and paid	$0.64	$0.30

In February 2021, the Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 19, 2021, to shareholders of record on March 10, 2021.

Note 10. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle the holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan. As of December 31, 2020, there were 3.7 million common shares available for future grant under the 2013 Plan.

In September 2013, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in September 2013 vested in four equal installments on January 1, 2015, 2016, 2017 and 2018. The performance-based share awards vested based upon our compounded annual book value per share growth percentage during a three-year performance period that commenced on January 1, 2014. The September 2013 performance-based share awards vested on the one-year anniversary of the completion of the performance period.

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

In February of each year, 2015 through 2020, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards vest in three equal yearly installments commencing on March 1 of the year following the grant year. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commences on January 1 of the grant year and vest on March 1 following the end of the performance period.

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2017 Performance-Based Grants		2016 Performance-Based Grants		2013, 2014 and 2015 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<16%	0%	<13%	0%	<11%	0%
Threshold	16%	25%	13%	25%	11%	10%
	17%	50%	14%	50%	12%	36%
	18%	75%	15%	75%	13%	61%
					14%	87%
Maximum	≥19%	100%	≥16%	100%	≥15%	100%

	2020 Performance-Based Grants		2019 Performance-Based Grants		2018 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<13%	0%	<14%	0%	<15%	0%
Threshold	13%	10%	14%	10%	15%	25%
	14%	35%	15%	35%	16%	50%
	15%	60%	16%	60%	17%	75%
	16%	85%	17%	85%
Maximum	≥17%	100%	≥18%	100%	≥18%	100%

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

In January 2017, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2018, 2019 and 2020. In January 2020, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2021, 2022 and 2023. In connection with our incentive program covering bonus awards for performance years 2014 through 2019, in February following each performance year, time-based share awards and share units were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.

In May of each year, 2017 through 2020, time-based share units were granted to non-employee directors that vest one year from the date of grant.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarize nonvested common share, nonvested common share unit and DEU activity for the year ended December 31:

	2020
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11
Granted	109	51.52	69	51.52	350	48.75	19	35.42
Vested	(140)	36.29	(85)	40.47	(192)	37.76	(3)	49.79
Forfeited	—	N/A	—	N/A	(17)	50.04	—	33.86
Outstanding at end of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66

	2019
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	482	$29.49	207	$32.82	449	$34.35	—	N/A
Granted	141	45.32	90	40.98	143	42.08	5	$51.09
Vested	(229)	17.69	(128)	27.37	(232)	30.85	—	48.63
Forfeited	—	N/A	—	N/A	(9)	35.53	—	49.27
Outstanding at end of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11

	2018
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,595	$17.03	410	$21.12	536	$29.13
Granted	113	45.02	73	45.02	161	42.19
Vested	(1,226)	14.71	(276)	18.67	(238)	28.02
Forfeited	—	N/A	—	N/A	(10)	31.59
Outstanding at end of year	482	$29.49	207	$32.82	449	$34.35

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

The total fair value of nonvested shares, share units or DEUs that vested was $18.5 million, $25.5 million and $75.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $24.2 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2020 and we expect to recognize the expense over a weighted average period of 1.8 years.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In connection with our incentive program covering bonus awards for performance year 2020, in February 2021, 86,058 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2021, 373,552 nonvested common shares were granted to certain members of senior management and are subject to time-based and performance-based vesting. In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 and 2020 awards will vest on March 1, 2022 and March 1, 2023, respectively, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Compensation expense related to amending these awards will be recognized over the remaining vesting period.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 141,801, 208,947 and 718,726 in 2020, 2019 and 2018, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2020 and 2019.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units were as follows for the years ended December 31:

(In thousands)	2020	2019	2018
Compensation expense	$18,462	$16,588	$15,073
Income tax benefit	3,511	3,125	2,805

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2020, Essent Guaranty had unassigned surplus of approximately $343.6 million. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, Essent Guaranty paid to its parent, Essent US Holdings, Inc. ("Essent Holdings"), a $40 million dividend which was used to repay the borrowings remaining under the revolving component of the Credit Facility. As a result of PMIERs guidance issued by the GSEs, through June 30, 2021, Essent Guaranty is required to obtain GSE written approval before paying a dividend. Essent PA had unassigned surplus of approximately $15.4 million as of December 31, 2020. Essent PA did not pay a dividend in 2020, 2019 or 2018.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2020, Essent Re had total equity of $1.1 billion.

At December 31, 2020, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

For the year ended December 31, 2020, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Income tax expense which is generated in the U.S. consists of the following components for the years ended December 31:

(In thousands)	2020	2019	2018
Current	$38,402	$43,867	$28,644
Deferred	38,653	59,481	50,692
Total income tax expense	$77,055	$103,348	$79,336

For the year ended December 31, 2020, pre-tax income attributable to Bermuda and U.S. operations was $129.3 million and $360.8 million, respectively, as compared to $162.8 million and $496.3 million, respectively, for the year ended December 31, 2019 and $128.5 million and $418.2 million, respectively, for the year ended December 31, 2018.

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 21%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

	2020		2019		2018
($ in thousands)	$	% of pretax income	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$75,763	15.5%	$104,213	15.8%	$87,815	16.1%
Non-deductible expenses	2,482	0.5	2,595	0.4	1,483	0.3
Tax exempt interest, net of proration	(1,462)	(0.3)	(1,541)	(0.2)	(1,741)	(0.3)
Excess tax benefits from stock-based compensation	(599)	(0.1)	(1,997)	(0.3)	(9,644)	(1.8)
Other	871	0.1	78	0.0	1,423	0.2
Total income tax expense	$77,055	15.7%	$103,348	15.7%	$79,336	14.5%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2020	2019
Deferred tax assets	$29,577	$29,392
Deferred tax liabilities	(334,686)	(279,012)
Net deferred tax liability	$(305,109)	$(249,620)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2020	2019
Contingency reserves	$(300,281)	$(261,855)
Unrealized (gain) loss on investments	(30,050)	(13,214)
Unearned premium reserve	15,192	16,641
Accrued expenses	4,202	3,391
Deferred policy acquisition costs	(3,571)	(3,298)
Unearned ceding commissions	2,951	3,227
Loss reserves	2,529	416
Nonvested shares	1,767	2,426
Start-up expenditures, net	1,137	1,410
Change in fair market value of derivatives	912	370
Fixed assets	880	1,502
Investments in limited partnerships	(561)	(400)
Prepaid expenses	(129)	(132)
Loss reserves - TCJA transition adjustment	(94)	(113)
Organizational expenditures	7	9
Net deferred tax liability	$(305,109)	$(249,620)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code ("IRC") for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2020, we had net purchases of T&L Bonds in the amount of $40.8 million and had net purchases of T&L Bonds in the amount of $59.5 million during the year ended December 31, 2019. As of December 31, 2020 and 2019, we held $302.6 million and $261.9 million of T&L Bonds, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At December 31, 2020 and 2019, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the un-remitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $2.1 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $103.5 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. As of December 31, 2020, the U.S. federal income tax returns for the tax years 2017 through 2019 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2020 or December 31, 2019.

Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2020	2019	2018
Net income	$413,041	$555,713	$467,363

Basic weighted average shares outstanding	106,098	97,762	97,403
Dilutive effect of nonvested shares	278	465	571
Diluted weighted average shares outstanding	106,376	98,227	97,974

Basic earnings per share	$3.89	$5.68	$4.80
Diluted earnings per share	$3.88	$5.66	$4.77
There were 324,813, 39,490 and 128,575 antidilutive shares for the years ended December 31, 2020, 2019 and 2018, respectively.
The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth as of December 31, 2020, the following percentages of the performance-based share awards would be issuable under the terms of the arrangements if December 31, 2020 was the end of the contingency period:

2018 Performance-Based Grants	100%
2019 Performance-Based Grants	100%
2020 Performance-Based Grants	25%

Based on the compounded annual book value per share growth as of December 31, 2019 and 2018, 100% of all performance-based share awards would have been issuable under the terms of the arrangements at each date if December 31 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$69,401	$(13,214)	$56,187	$(33,276)	$4,283	$(28,993)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the year	101,620	(17,286)	84,334	105,906	(17,995)	87,911
Less: Reclassification adjustment for gains included in net income (1)	(2,697)	450	(2,247)	(3,229)	498	(2,731)
Net unrealized gains on investments	98,923	(16,836)	82,087	102,677	(17,497)	85,180
Other comprehensive gain	98,923	(16,836)	82,087	102,677	(17,497)	85,180
Balance at end of year	$168,324	$(30,050)	$138,274	$69,401	$(13,214)	$56,187
_______________________________________________________________________________
(1)Included in net realized investments gains on our consolidated statements of comprehensive income.

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

Fair Value Hierarchy

ASC No. 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument shall be determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

•Level 1—Quoted prices for identical instruments in active markets accessible at the measurement date.

•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations in which all significant inputs are observable in active markets. Inputs are observable for substantially the full term of the financial instrument.

•Level 3—Valuations derived from one or more significant inputs that are unobservable.

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

We used the following methods and assumptions in estimating fair values of financial instruments:

•Investments available for sale—Investments available for sale are valued using quoted market prices in active markets, when available, and those investments are classified as Level 1 of the fair value hierarchy. Level 1 investments

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

available for sale include investments such as U.S. Treasury securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. U.S. agency securities, U.S. agency mortgage-backed securities, municipal debt securities, non-U.S. government securities, corporate debt securities, residential and commercial mortgage securities and asset-backed securities are classified as Level 2 investments.

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

December 31, 2020 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$268,444	$—	$—	$268,444
U.S. agency securities	—	18,085	—	18,085
U.S. agency mortgage-backed securities	—	995,905	—	995,905
Municipal debt securities	—	551,517	—	551,517
Non-U.S. government securities	—	61,607	—	61,607
Corporate debt securities	—	1,126,512	—	1,126,512
Residential and commercial mortgage securities	—	409,282	—	409,282
Asset-backed securities	—	454,717	—	454,717
Money market funds	679,304	—	—	679,304
Total assets at fair value (1)	$947,748	$3,617,625	$—	$4,565,373

December 31, 2019 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$242,206	$—	$—	$242,206
U.S. agency securities	—	33,605	—	33,605
U.S. agency mortgage-backed securities	—	848,334	—	848,334
Municipal debt securities	—	361,638	—	361,638
Non-U.S. government securities	—	54,995	—	54,995
Corporate debt securities	—	880,301	—	880,301
Residential and commercial mortgage securities	—	288,281	—	288,281
Asset-backed securities	—	326,025	—	326,025
Money market funds	315,362	—	—	315,362
Total assets at fair value (1)	$557,568	$2,793,179	$—	$3,350,747
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

(In thousands)	2020	2019	2018
Essent Guaranty
Statutory net income	$312,091	$443,675	$379,119
Statutory surplus	1,048,878	1,032,416	872,105
Contingency reserve liability	1,499,782	1,197,279	916,568

Essent PA
Statutory net income	$4,560	$8,073	$9,306
Statutory surplus	54,354	52,936	49,336
Contingency reserve liability	56,032	52,957	48,545

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

At December 31, 2020 and 2019, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2020, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2020, Essent Guaranty increased its contingency reserve by $302.5 million and Essent PA increased its contingency reserve by $3.1 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the year ended December 31, 2020, Essent Guaranty and Essent PA released contingency reserves of $0.1 million and less than $0.1 million, respectively, to unassigned funds upon completion of the 120 month holding period. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2019 or 2018.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2020 and 2019, all such requirements were met.

Essent Re's statutory capital and surplus was $1.1 billion and $939.2 million as of December 31, 2020 and 2019, respectively, and statutory net income was $143.5 million and $176.4 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Note 17. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2020, Essent PA's risk-to-capital ratio was 1.7:1 and there were no amounts outstanding related to this agreement.

Note 18. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited results of operations for each quarter of 2020 and 2019.

	2020
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$222,339	$222,258	$211,471	$206,496
Other revenues	24,860	20,780	24,606	22,344
Provision for losses and LAE	62,073	55,280	175,877	8,063
Other underwriting and operating expenses	36,825	37,100	38,819	41,947
Interest expense	2,149	2,227	2,566	2,132
Income before income taxes	146,152	148,431	18,815	176,698
Net income	123,602	124,536	15,380	149,523
Basic earnings per common share	$1.10	$1.11	$0.15	$1.53
Diluted earnings per common share	$1.10	$1.11	$0.15	$1.52
Basic weighted average shares outstanding	111,908	111,908	102,500	97,949
Diluted weighted average shares outstanding	112,310	112,134	102,605	98,326

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2019
(In thousands, except per share amounts)	December 31	September 30	June 30	March 31
Net premiums earned	$207,671	$203,473	$188,490	$177,791
Other revenues	21,091	22,914	23,402	22,735
Provision for losses and LAE	10,929	9,990	4,960	7,107
Other underwriting and operating expenses	41,231	41,588	41,520	41,030
Interest expense	2,218	2,584	2,679	2,670
Income before income taxes	174,384	172,225	162,733	149,719
Net income	146,958	144,630	136,405	127,720
Basic earnings per common share	$1.50	$1.48	$1.39	$1.31
Diluted earnings per common share	$1.49	$1.47	$1.39	$1.30
Basic weighted average shares outstanding	97,830	97,822	97,798	97,595
Diluted weighted average shares outstanding	98,376	98,257	98,170	98,104

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2020

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,212,622	$1,254,075	$1,254,075
States, municipalities and political subdivisions	513,870	551,517	551,517
Residential and commercial mortgage securities	391,921	409,282	409,282
Asset-backed securities	452,527	454,717	454,717
Foreign government and agency securities	56,045	61,607	61,607
All other corporate bonds	1,050,830	1,107,315	1,107,315
Total fixed maturities	3,677,815	3,838,513	3,838,513
Short-term investments	726,875	726,860	726,860
Other invested assets	81,263	88,904	88,904
Total investments	$4,485,953	$4,654,277	$4,654,277

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2020 — $201,527; 2019 — $0)	$202,129	$—
Short-term investments available for sale, at fair value (amortized cost: 2020 — $352,412; 2019 — $96,531)	352,415	96,531
Total investments available for sale	554,544	96,531
Cash	8,688	1,845
Due from affiliates	1,278	875
Investment in consolidated subsidiaries	3,518,029	3,009,447
Other assets	4,512	1,608
Total Assets	$4,087,051	$3,110,306

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$—	$301
Credit facility borrowings (at carrying value, less unamortized deferred costs of $2,287 in 2020 and $564 in 2019)	222,713	124,436
Other accrued liabilities	1,705	724
Total liabilities	224,418	125,461
Commitments and contingencies
Stockholders' Equity
Common shares	1,686	1,476
Additional paid-in capital	1,571,163	1,118,655
Accumulated other comprehensive income	138,274	56,187
Retained earnings	2,151,510	1,808,527
Total stockholders' equity	3,862,633	2,984,845
Total liabilities and stockholders' equity	$4,087,051	$3,110,306

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues:
Net investment income	$1,181	$1,601	$980
Realized investment losses, net	(10)	—	—
Administrative service fees from subsidiaries	872	649	551
Total revenues	2,043	2,250	1,531
Expenses:
Administrative service fees to subsidiaries	3,728	3,053	2,510
Other operating expenses	5,929	6,925	5,076
Interest expense	6,446	5,742	5,462
Total expenses	16,103	15,720	13,048
Loss before income taxes and equity in undistributed net income in subsidiaries	(14,060)	(13,470)	(11,517)
Loss before equity in undistributed net income of subsidiaries	(14,060)	(13,470)	(11,517)
Equity in undistributed net income of subsidiaries	427,101	569,183	478,880
Net income	$413,041	$555,713	$467,363
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $16,836 in 2020, $17,497 in 2019 and $(5,686) in 2018	82,087	85,180	(25,741)
Total other comprehensive income (loss)	82,087	85,180	(25,741)
Comprehensive income	$495,128	$640,893	$441,622

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating Activities
Net income	$413,041	$555,713	$467,363
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(427,101)	(569,183)	(478,880)
Loss on the sale of investments, net	10	—	—
Stock-based compensation expense	935	830	843
Amortization of premium on investment securities	435	—	—
Changes in assets and liabilities:
Other assets	(319)	416	911
Other accrued liabilities	18,208	15,562	15,537
Net cash provided by operating activities	5,209	3,338	5,774
Investing Activities
Net change in short-term investments	(255,884)	(24,727)	26,122
Investments in subsidiaries	—	55,001	—
Purchase of investments available for sale	(205,668)	—	—
Proceeds from maturity of investments available for sale	838	—	—
Proceeds from sales of investments available for sale	3,386	—	—
Net cash (used in) provided by investing activities	(457,328)	30,274	26,122
Financing Activities
Issuance of common shares, net of costs	439,962	—	—
Credit facility borrowings	200,000	—	—
Credit facility repayments	(100,000)	—	—
Treasury stock acquired	(6,354)	(9,005)	(31,414)
Payment of issuance costs for credit facility	(5,236)	(15)	(131)
Dividends paid	(69,410)	(29,348)	—
Net cash provided by (used in) financing activities	458,962	(38,368)	(31,545)
Net increase (decrease) in cash	6,843	(4,756)	351
Cash at beginning of year	1,845	6,601	6,250
Cash at end of year	$8,688	$1,845	$6,601

Supplemental Disclosure of Cash Flow Information
Interest payments	$(5,714)	$(5,509)	$(4,984)

Noncash Transactions
Repayment of borrowings with term loan proceeds	$(225,000)	$—	$—

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2020, Essent Guaranty had unassigned surplus of approximately $343.6 million. Essent PA had unassigned surplus of approximately $15.4 million as of December 31, 2020.

During the years ended December 31, 2020 and 2018, the Parent Company did not receive any dividends from its subsidiaries. During the year ended December 31, 2019, the Parent Company received dividends from Essent Re totaling $55.0 million.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2020, 2019 and 2018

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2020	951,302	(88,738)	—	862,564	0.0%
2019	812,924	(35,499)	—	777,425	0.0%
2018	660,260	(10,768)	—	649,492	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2021 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2021 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2021 Annual General Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2020, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	512,630	(1)	(2)	3,722,280	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	512,630		—	3,722,280
_______________________________________________________________________________
(1)All of these shares are subject to outstanding restricted common share unit awards. This number does not include 515,792 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under column (c).

(2)Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)All of the shares that remained available for future issuance as of December 31, 2020 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 3, 2017 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 7,500,000 common shares are reserved and available for delivery under the amended and restated 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2021 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2021 Annual General Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report:

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

3.    Exhibits.

Exhibit No.		Description
3.1		Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of February 18, 2009 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2.1		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of October 3, 2013 (incorporated herein by reference to Exhibit 3.2.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
3.3		Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.3 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
4.1		Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
4.2		Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q (File No. 001-36157) filed on November 14, 2014)
10.1		Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.2	†	Leadership Bonus Program (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.3	†	2013 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 333-191193) filed on April 3, 2017)
10.4	†	Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.5	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.6	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on May 6, 2019)
10.7	†	Form of Performance-Based Restricted Share Agreement (filed herewith)
10.8	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.9	†	Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.10	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.11	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Lawrence E. McAlee (incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.12	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.13	†	Employment Agreement, dated as of March 13, 2015, by and between Essent Reinsurance Ltd. and Joseph Hissong (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.14	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Jeff Cashmer (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 16, 2017)
10.15	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Christopher G. Curran (incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 19, 2019)
10.16	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.17	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.18		Second Amended and Restated Credit Agreement, dated as of October 14, 2020, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on October 20, 2020)
21.1	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 26th day of February, 2021.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 26, 2021
Mark A. Casale

/s/ LAWRENCE E. MCALEE	Senior Vice President, Chief Financial Officer	February 26, 2021
Lawrence E. McAlee

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer	February 26, 2021
David B. Weinstock

/s/ JANE P. CHWICK	Director	February 26, 2021
Jane P. Chwick

/s/ ADITYA DUTT	Director	February 26, 2021
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 26, 2021
Robert Glanville

/s/ ANGELA HEISE	Director	February 26, 2021
Angela Heise

/s/ ROY J. KASMAR	Director	February 26, 2021
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 26, 2021
Allan Levine

/s/ DOUGLAS J. PAULS	Director	February 26, 2021
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 26, 2021
William Spiegel

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
RISK FACTOR SUMMARY
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