Form 10-Q
period 2021-03-31
Essent Group Ltd.
filed 2021-05-07
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 3, 2021 was 112,850,813.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2021 — $4,167,570; 2020 — $3,677,815)	$4,252,144	$3,838,513
Short-term investments available for sale, at fair value (amortized cost: 2021 — $449,328; 2020 — $726,875)	449,332	726,860
Total investments available for sale	4,701,476	4,565,373
Other invested assets	100,393	88,904
Total investments	4,801,869	4,654,277
Cash	81,022	102,830
Accrued investment income	23,600	19,948
Accounts receivable	45,618	50,140
Deferred policy acquisition costs	14,723	17,005
Property and equipment (at cost, less accumulated depreciation of $61,830 in 2021 and $60,967 in 2020)	14,258	15,095
Prepaid federal income tax	302,636	302,636
Other assets	48,120	40,793
Total assets	$5,331,846	$5,202,724

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$411,123	$374,941
Unearned premium reserve	235,730	250,436
Net deferred tax liability	318,622	305,109
Credit facility borrowings (at carrying value, less unamortized deferred costs of $2,982 in 2021 and $3,280 in 2020)	322,018	321,720
Other accrued liabilities	123,416	87,885
Total liabilities	1,410,909	1,340,091
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 112,847 shares in 2021 and 112,423 shares in 2020	1,693	1,686
Additional paid-in capital	1,571,134	1,571,163
Accumulated other comprehensive income	79,071	138,274
Retained earnings	2,269,039	2,151,510
Total stockholders’ equity	3,920,937	3,862,633
Total liabilities and stockholders’ equity	$5,331,846	$5,202,724

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Revenues:
Net premiums written	$204,361	$191,743
Decrease in unearned premiums	14,706	14,753
Net premiums earned	219,067	206,496
Net investment income	21,788	20,633
Realized investment gains, net	641	3,135
Other income (loss)	3,301	(1,424)
Total revenues	244,797	228,840

Losses and expenses:
Provision for losses and LAE	32,322	8,063
Other underwriting and operating expenses	42,239	41,947
Interest expense	2,051	2,132
Total losses and expenses	76,612	52,142

Income before income taxes	168,185	176,698
Income tax expense	32,537	27,175
Net income	$135,648	$149,523

Earnings per share:
Basic	$1.21	$1.53
Diluted	1.21	1.52

Weighted average shares outstanding:
Basic	112,016	97,949
Diluted	112,378	98,326

Net income	$135,648	$149,523

Other comprehensive income (loss):
Change in unrealized depreciation of investments, net of tax benefit of $(10,201) and $(6,979) in the three months ended March 31, 2021 and 2020	(59,203)	(10,074)
Total other comprehensive loss	(59,203)	(10,074)
Comprehensive income	$76,445	$139,449

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Common Shares
Balance, beginning of period	$1,686	$1,476
Issuance of management incentive shares	8	5
Cancellation of treasury stock	(1)	(2)
Balance, end of period	1,693	1,479

Additional Paid-In Capital
Balance, beginning of period	1,571,163	1,118,655
Dividends and dividend equivalents declared	176	160
Issuance of management incentive shares	(8)	(5)
Stock-based compensation expense	5,179	4,780
Cancellation of treasury stock	(5,376)	(6,304)
Balance, end of period	1,571,134	1,117,286

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	138,274	56,187
Other comprehensive loss	(59,203)	(10,074)
Balance, end of period	79,071	46,113

Retained Earnings
Balance, beginning of period	2,151,510	1,808,527
Net income	135,648	149,523
Dividends and dividend equivalents declared	(18,119)	(15,854)
Balance, end of period	2,269,039	1,942,196

Treasury Stock
Balance, beginning of period	—	—
Treasury stock acquired	(5,377)	(6,306)
Cancellation of treasury stock	5,377	6,306
Balance, end of period	—	—

Total Stockholders' Equity	$3,920,937	$3,107,074

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating Activities
Net income	$135,648	$149,523
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(641)	(3,135)
Equity in net (income) loss of other invested assets	(526)	96
Distribution of income from other invested assets	428	339
Depreciation and amortization	863	878
Stock-based compensation expense	5,179	4,780
Amortization of premium on investment securities	6,468	5,840
Deferred income tax provision	23,714	17,047
Change in:
Accrued investment income	(3,652)	(37)
Accounts receivable	3,867	805
Deferred policy acquisition costs	2,282	558
Other assets	(6,874)	(2,877)
Reserve for losses and LAE	36,182	3,979
Unearned premium reserve	(14,706)	(14,753)
Other accrued liabilities	(461)	88
Net cash provided by operating activities	187,771	163,131

Investing Activities
Net change in short-term investments	277,528	(279,803)
Purchase of investments available for sale	(681,516)	(294,746)
Proceeds from maturity of investments available for sale	56,603	29,472
Proceeds from sales of investments available for sale	166,390	159,127
Purchase of other invested assets	(11,150)	(2,310)
Return of investment from other invested assets	6,460	7,300
Purchase of property and equipment	(574)	(466)
Net cash used in investing activities	(186,259)	(381,426)

Financing Activities
Credit facility borrowings	—	200,000
Treasury stock acquired	(5,377)	(6,306)
Dividends paid	(17,943)	(15,694)
Net cash (used in) provided by financing activities	(23,320)	178,000

Net decrease in cash	(21,808)	(40,295)
Cash at beginning of year	102,830	71,350
Cash at end of period	$81,022	$31,055

Supplemental Disclosure of Cash Flow Information
Interest payments	(1,762)	(1,641)

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), a wholly-owned subsidiary approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. Essent Guaranty reinsures 25% of new insurance written ("NIW") to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements then in effect, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to loans insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate.

In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis through CUW Solutions, LLC ("CUW Solutions"), a Delaware limited liability company, that provides, among other things, mortgage contract underwriting services to lenders and mortgage insurance underwriting services to affiliates.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2021 prior to the issuance of these condensed consolidated financial statements.

Note 2. Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

    In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provides optional expedients and exceptions for applying generally accepted accounting principles to contract, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. The adoption of, and future elections under, this ASU are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts and other transactions.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$257,401	$5,854	$(946)	$262,309
U.S. agency securities	16,028	110	—	16,138
U.S. agency mortgage-backed securities	1,005,599	24,083	(6,691)	1,022,991
Municipal debt securities (1)	543,742	30,021	(1,500)	572,263
Non-U.S. government securities	77,440	3,818	(1,978)	79,280
Corporate debt securities (2)	1,391,881	38,183	(15,126)	1,414,938
Residential and commercial mortgage securities	439,583	12,379	(5,754)	446,208
Asset-backed securities	471,677	3,000	(873)	473,804
Money market funds	413,547	—	(2)	413,545
Total investments available for sale	$4,616,898	$117,448	$(32,870)	$4,701,476

December 31, 2020 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$259,378	$9,088	$(22)	$268,444
U.S. agency securities	17,930	155	—	18,085
U.S. agency mortgage-backed securities	963,670	33,205	(970)	995,905
Municipal debt securities (1)	513,870	37,662	(15)	551,517
Non-U.S. government securities	56,045	5,562	—	61,607
Corporate debt securities (2)	1,070,027	56,864	(379)	1,126,512
Residential and commercial mortgage securities	391,921	18,641	(1,280)	409,282
Asset-backed securities	452,527	3,246	(1,056)	454,717
Money market funds	679,322	—	(18)	679,304
Total investments available for sale	$4,404,690	$164,423	$(3,740)	$4,565,373

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	76.9%	76.8%
General obligation bonds	20.3	20.3
Certificate of participation bonds	2.1	2.3
Tax allocation bonds	0.6	0.6
Special tax bonds	0.1	—
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	32.8%	34.9%
Consumer, non-cyclical	19.2	19.1
Communications	11.6	9.3
Consumer, cyclical	7.6	8.0
Industrial	7.3	5.3
Energy	6.6	8.2
Utilities	5.9	5.9
Technology	5.4	6.1
Basic materials	3.5	3.1
Government	0.1	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$51,984	$52,264
Due after 1 but within 5 years	155,396	158,188
Due after 5 but within 10 years	49,036	50,890
Due after 10 years	985	967
Subtotal	257,401	262,309
U.S. agency securities:
Due in 1 year	12,530	12,638
Due after 1 but within 5 years	3,498	3,500
Subtotal	16,028	16,138
Municipal debt securities:
Due in 1 year	7,495	7,519
Due after 1 but within 5 years	98,704	103,013
Due after 5 but within 10 years	229,338	243,858
Due after 10 years	208,205	217,873
Subtotal	543,742	572,263
Non-U.S. government securities:
Due in 1 year	4,360	4,473
Due after 1 but within 5 years	18,348	19,499
Due after 5 but within 10 years	26,603	29,045
Due after 10 years	28,129	26,263
Subtotal	77,440	79,280
Corporate debt securities:
Due in 1 year	147,203	148,503
Due after 1 but within 5 years	648,697	667,465
Due after 5 but within 10 years	378,395	386,311
Due after 10 years	217,586	212,659
Subtotal	1,391,881	1,414,938
U.S. agency mortgage-backed securities	1,005,599	1,022,991
Residential and commercial mortgage securities	439,583	446,208
Asset-backed securities	471,677	473,804
Money market funds	413,547	413,545
Total investments available for sale	$4,616,898	$4,701,476

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Realized gross gains	$750	$3,262
Realized gross losses	109	127

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$88,240	$(946)	$—	$—	$88,240	$(946)
U.S. agency mortgage-backed securities	411,509	(6,667)	1,044	(24)	412,553	(6,691)
Municipal debt securities	94,305	(1,500)	—	—	94,305	(1,500)
Non-U.S. government securities	28,820	(1,978)	—	—	28,820	(1,978)
Corporate debt securities	560,659	(15,112)	235	(14)	560,894	(15,126)
Residential and commercial mortgage securities	191,043	(5,013)	17,628	(741)	208,671	(5,754)
Asset-backed securities	131,675	(630)	39,360	(243)	171,035	(873)
Money market funds	22,502	(2)	—	—	22,502	(2)
Total	$1,528,753	$(31,848)	$58,267	$(1,022)	$1,587,020	$(32,870)

	Less than 12 months		12 months or more		Total
December 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$28,776	$(22)	$—	$—	$28,776	$(22)
U.S. agency mortgage-backed securities	152,671	(924)	3,007	(46)	155,678	(970)
Municipal debt securities	3,838	(15)	—	—	3,838	(15)
Corporate debt securities	141,803	(379)	—	—	141,803	(379)
Residential and commercial mortgage securities	63,203	(777)	9,516	(503)	72,719	(1,280)
Asset-backed securities	124,165	(483)	65,897	(573)	190,062	(1,056)
Money market funds	99,995	(18)	—	—	99,995	(18)
Total	$614,451	$(2,618)	$78,420	$(1,122)	$692,871	$(3,740)

At March 31, 2021 and December 31, 2020, we held 802 and 363 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at March 31, 2021 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that over 98% of the securities at March 31, 2021 had investment-grade ratings. We concluded that gross unrealized losses noted above are principally associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments in the three months ended March 31, 2021 or March 31, 2020.

The Company's other invested assets at March 31, 2021 and December 31, 2020 totaled $100.4 million and $88.9 million, respectively. Other invested assets are comprised of limited partnership interests which are generally accounted for under the equity method of accounting with changes in value reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.4 million at March 31, 2021 and $9.7 million at December 31, 2020. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.2 billion at March 31, 2021 and $1.1 billion at December 31, 2020. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4). The fair value of the assets on deposit was $8.5 million at March 31, 2021 and $8.5 million at December 31, 2020. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $12.0 million at March 31, 2021 and $12.0 million at December 31, 2020.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2021	2020
Fixed maturities	$23,024	$20,614
Short-term investments	81	1,122
Gross investment income	23,105	21,736
Investment expenses	(1,317)	(1,103)
Net investment income	$21,788	$20,633

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net premiums written:
Direct	$235,257	$205,980
Ceded (1)	(30,896)	(14,237)
Net premiums written	$204,361	$191,743

Net premiums earned:
Direct	$249,963	$220,733
Ceded (1)	(30,896)	(14,237)
Net premiums earned	$219,067	$206,496

(1)Net of profit commission.

Quota Share Reinsurance

    Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. Should Essent Guaranty not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Guaranty could earn would increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $5.8 billion as of March 31, 2021.

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

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of March 31, 2021:

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of March 31, 2021:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$13,987,747	$3,777,142	$216,480	$—		$216,480	$207,588
2017	13,285,965	3,404,783	242,123	165,167	(5)	407,290	218,262
2018	15,328,438	3,897,423	325,537	76,144	(6)	401,681	250,350
2019 (3)	18,493,963	4,724,213	495,889	55,102	(7)	550,991	215,481
2019 & 2020 (4)	43,365,923	10,872,860	399,159	—		399,159	465,690
Total	$104,462,036	$26,676,421	$1,679,188	$296,413		$1,975,601	$1,357,371

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of March 31, 2021:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$367	$40	$407
Radnor Re 2019-1 Ltd.	325,537	(2,183)	67	(2,116)
Radnor Re 2019-2 Ltd.	216,480	(1,603)	31	(1,572)
Radnor Re 2020-1 Ltd.	495,889	(1,202)	126	(1,076)
Radnor Re 2020-2 Ltd.	399,159	(330)	93	(237)
Total	$1,679,188	$(4,951)	$357	$(4,594)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

(In thousands)	2021	2020
Reserve for losses and LAE at beginning of period	$374,941	$69,362
Less: Reinsurance recoverables	19,061	71
Net reserve for losses and LAE at beginning of period	355,880	69,291
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	47,989	15,419
Prior years	(15,667)	(7,356)
Net incurred losses and LAE during the current period	32,322	8,063
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	114	1
Prior years	1,872	4,110
Net loss and LAE payments during the current period	1,986	4,111
Net reserve for losses and LAE at end of period	386,216	73,243
Plus: Reinsurance recoverables	24,907	98
Reserve for losses and LAE at end of period	$411,123	$73,341

For the three months ended March 31, 2021, $1.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $15.7 million favorable prior year development during the three months ended March 31, 2021. Reserves remaining as of March 31, 2021 for prior years are $338.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2020, $4.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $7.4 million favorable prior year development during the three months ended March 31, 2020. Reserves remaining as of March 31, 2020 for prior years were $57.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

    Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at March 31, 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages that we insure and has the potential to increase claim frequencies on defaults. As of March 31, 2021, insured loans in default totaled 29,080 and included 26,874

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

defaults classified as COVID-19 defaults. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we expect the ultimate number of COVID-19-related defaults notices received in April 2020 through September 2020 ("Early COVID Defaults") that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. The credit characteristics of defaults reported in October 2020 through March 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020 we observed a normalization of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. We believe that while defaults in October 2020 through March 2021 were impacted by the pandemic's effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $362.9 million at March 31, 2021 and includes $244.8 million of reserves for Early COVID Defaults. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. A 100 basis point increase or decrease in the reserve rate applied to Early COVID Defaults would result in a corresponding increase or decrease in our reserve for losses and LAE of approximately $35 million as of March 31, 2021. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $625 million. The Credit Facility provides for a $300 million revolving credit facility and $325 million of term loans. The Credit Facility also provides an option to increase the capacity to $775 million. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at March 31, 2021 was 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on October 16, 2023. As of March 31, 2021, the Company was in compliance with the covenants and $325 million had been borrowed under the Credit Facility with a weighted average interest rate of 2.13%. As of December 31, 2020, $325 million had been borrowed with a weighted average interest rate of 2.19%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

remedies for each of the three months ended March 31, 2021 and 2020. As of March 31, 2021, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2021 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2021, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2020
March 31	$0.16
June 30	0.16
September 30	0.16
December 31	0.16

Total dividends per common share declared and paid	$0.64

Quarter Ended	2021
March 31	$0.16

Total dividends per common share declared and paid	$0.16

In May 2021, the Board of Directors declared a quarterly cash dividend of $0.17 per common share payable on June 10, 2021, to shareholders of record on June 1, 2021. In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022.

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
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the three months ended March 31, 2021:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66
Granted	281	15.64	93	43.67	87	43.65	4	43.50
Vested	(113)	45.02	(77)	45.36	(164)	48.01	(8)	38.14
Forfeited	—	N/A	—	N/A	(6)	50.43	—	36.11
Outstanding at March 31, 2021	531	$30.89	169	$45.31	409	$45.34	17	$38.85

In February 2021, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2021 vest in three equal installments on March 1, 2022, 2023 and 2024. The performance-based share awards granted in February 2021 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2021 and vest on March 1, 2024. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	14% "Target"	100%	150%	200%
	12%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	6%	0%	50%	100%
In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2020, in February 2021, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2022, 2023 and 2024.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 and 2020 awards will vest on March 1, 2022 and March 1, 2023, respectively, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Incremental compensation expense related to amending these awards of $4.0 million will be recognized over a weighted average period of 1.6 years.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $16.0 million and $17.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $35.1 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2021 and we expect to recognize the expense over a weighted average period of 2.1 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 122,033 in the three months ended March 31, 2021. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2021.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Compensation expense	$5,179	$4,780
Income tax benefit	986	918

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At March 31, 2021, Essent Guaranty had unassigned surplus of approximately $385.9 million. Essent Guaranty did not pay dividends to Essent Group or any intermediate holding companies in the three months ended March 31, 2021 or 2020. As a result of PMIERs guidance issued by the GSEs, effective June 30, 2020 through March 31, 2021, Essent Guaranty is required to obtain GSE written approval before paying a dividend. Essent PA had unassigned surplus of approximately $16.0 million as of March 31, 2021. Essent PA did not pay a dividend in the three months ended March 31, 2021 or 2020. On May 5, 2021, Essent Guaranty paid to its parent, Essent US Holdings, Inc., a $100 million dividend.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2021, Essent Re had total equity of $1.1 billion.

At March 31, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Net income	$135,648	$149,523

Basic weighted average shares outstanding	112,016	97,949
Dilutive effect of nonvested shares	362	377
Diluted weighted average shares outstanding	112,378	98,326

Basic earnings per share	$1.21	$1.53
Diluted earnings per share	$1.21	$1.52

There were 352,623 and 353,230 antidilutive shares for the three months ended March 31, 2021 and 2020, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth and relative total shareholder return as of March 31, 2021, the 2021 performance-based share awards would be issuable at 100% of target under the terms of the arrangements if March 31, 2021 was the end of the contingency period, which is 50% of the shares issued.

Based on the compounded annual book value per share growth as of March 31, 2020, 100% of all performance-based share awards would have been issuable under the terms of the arrangements if March 31, 2020 was the end of the contingency period.

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$168,324	$(30,050)	$138,274	$69,401	$(13,214)	$56,187
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(68,763)	10,201	(58,562)	(13,918)	6,403	(7,515)
Less: Reclassification adjustment for gains included in net income (1)	(641)	—	(641)	(3,135)	576	(2,559)
Net unrealized losses on investments	(69,404)	10,201	(59,203)	(17,053)	6,979	(10,074)
Other comprehensive loss	(69,404)	10,201	(59,203)	(17,053)	6,979	(10,074)
Balance at end of period	$98,920	$(19,849)	$79,071	$52,348	$(6,235)	$46,113

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

March 31, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$262,309	$—	$—	$262,309
U.S. agency securities	—	16,138	—	16,138
U.S. agency mortgage-backed securities	—	1,022,991	—	1,022,991
Municipal debt securities	—	572,263	—	572,263
Non-U.S. government securities	—	79,280	—	79,280
Corporate debt securities	—	1,414,938	—	1,414,938
Residential and commercial mortgage securities	—	446,208	—	446,208
Asset-backed securities	—	473,804	—	473,804
Money market funds	413,545	—	—	413,545
Total assets at fair value (1)	$675,854	$4,025,622	$—	$4,701,476

December 31, 2020 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$268,444	$—	$—	$268,444
U.S. agency securities	—	18,085	—	18,085
U.S. agency mortgage-backed securities	—	995,905	—	995,905
Municipal debt securities	—	551,517	—	551,517
Non-U.S. government securities	—	61,607	—	61,607
Corporate debt securities	—	1,126,512	—	1,126,512
Residential and commercial mortgage securities	—	409,282	—	409,282
Asset-backed securities	—	454,717	—	454,717
Money market funds	679,304	—	—	679,304
Total assets at fair value (1)	$947,748	$3,617,625	$—	$4,565,373

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

(In thousands)	2021	2020
Essent Guaranty
Statutory net income	$112,401	$122,644
Statutory surplus	1,091,217	1,074,153
Contingency reserve liability	1,575,323	1,270,864

Essent PA
Statutory net income	$1,129	$1,627
Statutory surplus	54,964	53,648
Contingency reserve liability	56,535	53,854

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2021 and 2020, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2021 and 2020, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

    Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2021, Essent Guaranty increased its contingency reserve by $75.5 million and Essent PA increased its contingency reserve by $0.5 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the three months ended March 31, 2021, Essent Guaranty and Essent PA released contingency reserves of $0.6 million and less

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

than $0.1 million, respectively, to unassigned funds upon completion of the 120 month holding period. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the three months ended March 31, 2020.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2020, all such requirements were met.

    Essent Re's statutory capital and surplus was $1.1 billion as of March 31, 2021 and $1.1 billion as of December 31, 2020. Essent Re's statutory net income was $48.4 million and $49.5 million for the three months ended March 31, 2021 and 2020, respectively. Statutory capital and surplus as of March 31, 2021 and December 31, 2020 and statutory net income in the three months ended March 31, 2021 and 2020 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2020 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a negative outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best. On April 28, 2021, S&P revised its outlook of Essent Guaranty from negative to stable.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 365 employees as of March 31, 2021. We generated new insurance written, or NIW, of approximately $19.3 billion and $13.5 billion for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had approximately $197.1 billion of insurance in force, due to our NIW which was offset by cancellations as the persistency rate on our portfolio was 56.1% at March 31, 2021 compared to 60.1% at December 31, 2020.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of March 31, 2021, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.5 billion of risk. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength rating of Essent Re is BBB+ with a negative outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

COVID-19

    Due to COVID-19, we experienced a significant increase in the amount of new defaults reported, especially during the second and third quarters of 2020. We segmented these two quarters’ defaults as specifically COVID-19 related (“Early COVID Defaults”) and provided losses for these two cohorts differently as compared to our normal loss reserving methodology. Beginning in the fourth quarter of 2020, the credit characteristics of new defaults trended towards those of the pre-pandemic periods. As a result, for new defaults reported after September 30, 2020, we have reverted to our normal loss reserving methodology. It is our belief that the default-to-claim transition patterns of the Early COVID Defaults will be different as compared to our historical defaults. We believe that the borrowers associated with the Early COVID Defaults will be able to take advantage of foreclosure moratoriums and mortgage forbearance programs instituted by Federal legislation along with actions taken by the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac (collectively the “GSEs”) which may extend traditional default-to-claim timelines. As a result of these programs, along with Federal stimulus, these borrowers associated with the Early COVID Defaults will have more resources and an extended time period to address the issues that triggered the default, resulting in a higher cure rate, and correspondingly lower claim payments than historical defaults.

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

    In the three months ended March 31, 2021, new defaults remained elevated although at lower levels than those reported in the second through fourth quarters of 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of March 31, 2021. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers ("the QSR Agreement") and an increase in our Minimum Required Assets.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2021 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2021 and 2020, monthly premium policies comprised 93% and 90% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 56.1% at March 31, 2021. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2021. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad,” to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. The services agreement provides for a flat monthly fee through November 30, 2021. The services agreement provides for two subsequent one-year renewals at Triad's option.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of March 31, 2021, 75% of our IIF relates to business written since January 1, 2019 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of March 31, 2021, 75% of our IIF relates to business written since January 1, 2019 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

    Due to business restrictions, stay-at-home orders and travel restrictions implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at

March 31, 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As of March 31, 2021, insured loans in default totaled 29,080 and included 26,874 defaults classified as COVID-19 defaults compared to 5,841 total defaults and no COVID-19 defaults as of March 31, 2020. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the Early COVID Defaults, we expect the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. We applied a lower reserve rate to the Early COVID Defaults than the rate used for defaults that had missed a comparable number of payments as of March 31, 2020 due to the sudden impact on the economy following the onset of the pandemic. The credit characteristics of defaults reported in October 2020 through March 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions during the fourth quarter of 2020 and the first quarter of 2021 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through March 2021 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for Early COVID Defaults that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, although defaults reported in October 2020 through March 2021 are classified as COVID-19 defaults, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. As more fully described in Note 4 to our condensed consolidated financial statements, at March 31, 2021, we had approximately $2.0 billion of excess of loss reinsurance covering NIW from January 1, 2015 to July 31, 2020 and a quota share reinsurance transaction on a portion of our NIW effective September 1, 2019 through December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 58% of other underwriting and operating expenses for the three months ended March 31, 2021, compared to 59% of other underwriting and operating expenses for the three months ended March 31, 2020. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2021 and 2020 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2021	2020
IIF, beginning of period	$198,882,352	$164,005,853
NIW - Flow	19,254,014	13,549,299
NIW - Bulk	—	151
Cancellations	(21,045,175)	(11,939,800)
IIF, end of period	$197,091,191	$165,615,503
Average IIF during the period	$197,749,668	$164,782,361
RIF, end of period	$41,135,978	$38,290,022

The following is a summary of our IIF at March 31, 2021 by vintage:

($ in thousands)	$	%
2021 (through March 31)	$19,094,071	9.7%
2020	96,534,141	49.0
2019	32,499,325	16.5
2018	15,685,099	7.9
2017	13,655,157	6.9
2016 and prior	19,623,398	10.0
	$197,091,191	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For the three months ended March 31, 2021, our average net premium rate was 0.42%, compared to 0.48% for the three months ended March 31, 2020. We anticipate that the continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF will reduce our average net premium rate in future periods.

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

As of March 31, 2021, our combined net risk in force for our U.S. insurance companies was $29.4 billion and our combined statutory capital was $2.8 billion, resulting in a risk-to-capital ratio of 10.6 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2021	2020
Revenues:
Net premiums written	$204,361	$191,743
Decrease in unearned premiums	14,706	14,753
Net premiums earned	219,067	206,496
Net investment income	21,788	20,633
Realized investment gains, net	641	3,135
Other income (loss)	3,301	(1,424)
Total revenues	244,797	228,840

Losses and expenses:
Provision for losses and LAE	32,322	8,063
Other underwriting and operating expenses	42,239	41,947
Interest expense	2,051	2,132
Total losses and expenses	76,612	52,142
Income before income taxes	168,185	176,698
Income tax expense	32,537	27,175
Net income	$135,648	$149,523

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, we reported net income of $135.6 million, compared to net income of $149.5 million for the three months ended March 31, 2020. The decrease in our operating results in 2021 over the same period in 2020 was primarily due to increases in the provision for losses and LAE and income tax expense, partially offset by increases in net premiums earned and other income.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2021 by 6%, compared to the three months ended March 31, 2020 primarily due to the increase in our average IIF from $164.8 billion at March 31, 2020 to $197.7 billion at March 31, 2021. The average net premium rate was 0.42% and 0.48% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the average net premium rate in the three month period ended March 31, 2021 was a result of an increase in ceded premiums, changes in the mix of mortgages we insure, in part due to lower persistency, and changes in our pricing which were partially offset by an increase in premiums earned on the cancellation of non-refundable single premium policies. In the three months ended March 31, 2021, ceded premiums increased to $30.9 million from $14.2 million in the three months ended March 31, 2020 due to additional risk ceded under our QSR Agreement and new third-party reinsurance agreements entered in 2020. In the three months ended March 31, 2021, premiums earned on the cancellation of non-refundable single premium policies increased to $19.8 million from $14.6 million in the three months ended March 31, 2020 as a result of an increase in existing borrowers refinancing their mortgages due to favorable mortgage interest rates.

Net premiums written increased by 7% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in average IIF in the three months ended March 31, 2021 compared to the same period in 2020, partially offset by an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended March 31, 2021 and 2020, unearned premiums decreased by $14.7 million and $14.8 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $18.3 million and $16.0 million, respectively, which was offset by $33.0 million and $30.8 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020
Fixed maturities	$23,024	$20,614
Short-term investments	81	1,122
Gross investment income	23,105	21,736
Investment expenses	(1,317)	(1,103)
Net investment income	$21,788	$20,633

The increase in net investment income for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the increase in the weighted average balance of our investment portfolio partially offset by a decrease in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $4.6 billion for the three months ended March 31, 2021 from $3.5 billion for the three months ended March 31, 2020. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations, proceeds from the public offering of common shares completed in June 2020 and increased borrowings under the Credit Facility. The pre-tax investment income yield decreased from 2.5% in the three months ended March 31, 2020 to 2.0% in the three months ended March 31, 2021 primarily due to an increase in the share of our investments allocated to cash, a general decline in investment yields due to declining interest rates and an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income for the three months ended March 31, 2021 was $3.3 million as compared to a loss of $1.4 million for the three months ended March 31, 2020. The increase in other income for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the three months ended March 31, 2021, we recorded an unfavorable decrease in the fair value of these embedded derivatives of $0.6 million compared to an unfavorable decrease in the fair value of the embedded derivatives of $4.2 million in the three months ended March 31, 2020. Other income also includes Triad service fee income, contract underwriting revenues and underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to an increase in defaults related to COVID-19.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Beginning default inventory	31,469	5,947
Plus: new defaults	7,422	3,933
Less: cures	(9,737)	(3,914)
Less: claims paid	(61)	(118)
Less: rescissions and denials, net	(13)	(7)
Ending default inventory	29,080	5,841

As of March 31, 2021, the ending default inventory included 26,874 defaults classified as COVID-19 defaults.

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of March 31,
	2021	2020
Case reserves (in thousands) (1)	$377,079	$67,097
Total reserves (in thousands) (1)	$409,811	$73,325
Ending default inventory	29,080	5,841
Average case reserve per default (in thousands)	$13.0	$11.5
Average total reserve per default (in thousands)	$14.1	$12.6
Default rate	3.70%	0.83%
Claims received included in ending default inventory	43	140

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.3 million and $16 thousand as of March 31, 2021 and 2020, respectively.

The increase in the average case reserve per default was primarily due to cure activity for Early COVID Defaults. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we expect the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. As a result of cure activity for the Early COVID Defaults during the three months ended March 31, 2021, the average reserve per Early COVID Default has increased from approximately 16% as of December 31, 2020 to approximately 19% as of March 31, 2021. The credit characteristics of defaults reported in October 2020 through March 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions during the fourth quarter of 2020 and first quarter of 2021 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through March 2021 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $362.9 million at March 31, 2021 and includes $244.8 million of reserves for Early COVID Defaults.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended March 31,
(In thousands)	2021	2020
Reserve for losses and LAE at beginning of period	$374,941	$69,362
Less: Reinsurance recoverables	19,061	71
Net reserve for losses and LAE at beginning of period	355,880	69,291
Add provision for losses and LAE occurring in:
Current period	47,989	15,419
Prior years	(15,667)	(7,356)
Incurred losses and LAE during the current period	32,322	8,063
Deduct payments for losses and LAE occurring in:
Current period	114	1
Prior years	1,872	4,110
Loss and LAE payments during the current period	1,986	4,111
Net reserve for losses and LAE at end of period	386,216	73,243
Plus: Reinsurance recoverables	24,907	98
Reserve for losses and LAE at end of period	$411,123	$73,341

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of March 31, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	5,487	19%	$39,244	10%	$329,223	12%
Four to eleven payments	16,157	56	215,949	57	1,022,979	21
Twelve or more payments	7,393	25	120,128	32	500,658	24
Pending claims	43	—	1,758	1	2,236	79
Total case reserves (1)	29,080	100%	377,079	100%	$1,855,096	20
IBNR			28,281
LAE			4,451
Total reserves for losses and LAE (1)			$409,811

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.3 million as of March 31, 2021.

	As of March 31, 2020
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,043	52%	$15,128	23%	$170,374	9%
Four to eleven payments	2,140	37	30,493	45	114,135	27
Twelve or more payments	518	9	15,235	23	29,596	51
Pending claims	140	2	6,241	9	7,074	88
Total case reserves (2)	5,841	100%	67,097	100%	$321,179	21
IBNR			5,032
LAE			1,196
Total reserves for losses and LAE (2)			$73,325

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $16 thousand as of March 31, 2020.

During the three months ended March 31, 2021, the provision for losses and LAE was $32.3 million, comprised of $48.0 million of current year losses partially offset by $15.7 million of favorable prior years’ loss development. During the three months ended March 31, 2020, the provision for losses and LAE was $8.1 million, comprised of $15.4 million of current year losses partially offset by $7.4 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Number of claims paid	61	118
Amount of claims paid	$1,989	$4,157
Claim severity	70%	77%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2021		2020
($ in thousands)	$	%	$	%
Compensation and benefits	$24,760	58%	$24,866	59%
Premium taxes	4,502	11	4,433	11
Other	12,977	31	12,648	30
Total other underwriting and operating expenses	$42,239	100%	$41,947	100%

Number of employees at end of period		365		381

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits were largely unchanged in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as a decrease in salaries, wages and bonuses due to a decrease in the number of employees at March 31, 2021 was partially offset by an increase in stock compensation expense largely due to shares granted in 2020 and 2021. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes were largely unchanged primarily due to a decrease in our effective premium tax rate.

•Other expenses increased primarily as a result of an increase in professional fees partially offset by an increase in ceding commission earned under the QSR Agreement and lower travel expenses. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For each of the three months ended March 31, 2021 and 2020, we incurred interest expense of $2.1 million. Interest expense remained relatively unchanged primarily due to a decrease in the weighted average interest rate for borrowings outstanding, partially offset by an increase in the average amounts outstanding under the Credit Facility. For the three months ended March 31, 2021, the average amount outstanding under the Credit Facility was $325.0 million as compared to $236.0 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the borrowings under the Credit Facility had a weighted average interest rate of 2.16% as compared to 3.08% for the three months ended March 31, 2020.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $32.5 million and $27.2 million for the three months ended March 31, 2021 and 2020, respectively. The provision for income taxes for the three months ended March 31, 2021 was calculated using an estimated annual effective tax rate of 15.9% as compared to an estimated annual effective tax rate of 15.7% for the three months ended March 31, 2020. For the three months ended March 31, 2021, income tax expense includes $5.7 million of discrete tax expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability. For the three months ended March 31, 2020, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $0.6 million. The tax effects associated with the increase to our deferred state income tax liability and vesting of common shares and common share units are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of March 31, 2021, we had substantial liquidity with cash of $81.0 million, short-term investments of $449.3 million and fixed maturity investments of $4.3 billion. We also had $300 million available capacity under the revolving credit component of our Credit Facility, with $325 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on October 16, 2023. At March 31, 2021, net cash and investments at the holding company were $540.3 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2021.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2021, Essent Guaranty had unassigned surplus of approximately $385.9 million. Essent Guaranty of PA, Inc. (“Essent PA") had unassigned surplus of approximately $16.0 million as of March 31, 2021. As a result of PMIERs guidance issued by the GSEs, through June 30, 2021, Essent Guaranty is required to obtain GSE written approval before paying a dividend. On May 5, 2021, Essent Guaranty paid to its parent, Essent US Holdings, Inc., a $100 million dividend. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2021, Essent Re had total equity of $1.1 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$187,771	$163,131
Net cash used in investing activities	(186,259)	(381,426)
Net cash (used in) provided by financing activities	(23,320)	178,000
Net decrease in cash	$(21,808)	$(40,295)

Operating Activities

Cash flow provided by operating activities totaled $187.8 million for the three months ended March 31, 2021, as compared to $163.1 million for the three months ended March 31, 2020. The increase in cash flow provided by operating activities of $24.6 million was primarily due to an increase in premiums collected during 2020.

Investing Activities

Cash flow used in investing activities totaled $186.3 million and $381.4 million for the three months ended March 31, 2021 and 2020, respectively. In both periods, cash flow used in investing activities related to investing cash flows from operations. Additionally, in 2020 cash flow used in investing activities included investing $200 million of increased borrowings under the Credit Facility.

Financing Activities

Cash flow used in financing activities totaled $23.3 million for the three months ended March 31, 2021, primarily related to the quarterly cash dividend paid in March and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow provided by financing activities totaled $178.0 million for the three months ended March 31, 2020 primarily related to $200 million of increased borrowings under the Credit Facility, partially offset by the quarterly cash dividend pain in March and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2021 and 2020, no capital contributions were made to our U.S. insurance subsidiaries.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through 2020. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the "ILNs") that Essent Guaranty has entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2021 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,146,273
Contingency reserves	1,631,858
Combined statutory capital	$2,778,131
Combined net risk in force	$29,358,191
Combined risk-to-capital ratio	10.6:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Re also reinsures 25% of Essent Guaranty’s NIW under a quota share reinsurance agreement. During the three months ended March 31, 2021 and 2020, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of March 31, 2021, Essent Re had total stockholders’ equity of $1.1 billion and net risk in force of $12.9 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of March 31, 2021, Essent Guaranty's Available Assets were $3.00 billion and its Minimum Required Assets were $1.86 billion based on our interpretation of PMIERs 2.0.

    Under PMIERs guidance issued by the GSEs effective June 30, 2020, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Area eligible for Individual Assistance and that either 1) is subject to a forbearance plan granted in response to a FEMA Declared Major Disaster, the terms of which are materially consistent with terms of forbearance plans, repayment plans or loan modification trial period offered by Fannie Mae or Freddie Mac, or 2) has an initial missed payment occurring up to either (i) 30 days prior to the first day of the incident period specified in the FEMA Major Disaster Declaration or (ii) 90 days following the last day of the incident period specified in the FEMA Major Disaster Declaration, not to exceed 180 days from the first day of the incident period specified in the FEMA Major Disaster Declaration. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for a non-performing primary mortgage guaranty insurance loan for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments absent a forbearance plan described in 1) above. Further, under temporary provisions provided by the PMIERs guidance, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property that has an initial missed payment occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period). The 0.30 multiplier will be applicable for insured loans in default 1) subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan, repayment plan or loan modification trial period), the terms of which are materially consistent with terms offered by Fannie Mae or Freddie Mac or 2) for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments. The 26,874 COVID-19 defaults included in our March 31, 2021 default inventory fall into categories 1) and 2) above and received the 0.30 multiplier in calculating the PMIERs required assets.

Financial Condition

Stockholders’ Equity

As of March 31, 2021, stockholders’ equity was $3.92 billion, compared to $3.86 billion as of December 31, 2020. Stockholders' equity was largely unchanged primarily due to net income generated in 2021 partially offset by a decrease in accumulated other comprehensive income related to a decrease in our net unrealized investment gains.

Investments

As of March 31, 2021, investments totaled $4.8 billion compared to $4.7 billion as of December 31, 2020. In addition, our total cash was $81.0 million as of March 31, 2021, compared to $102.8 million as of December 31, 2020. The increase in investments was primarily due to investing net cash flows from operations during the three months ended March 31, 2021 partially offset by a decrease in our net unrealized investment gains.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$262,309	5.6%	$268,444	5.9%
U.S. agency securities	16,138	0.3	18,085	0.4
U.S. agency mortgage-backed securities	1,022,991	21.7	995,905	21.8
Municipal debt securities(1)	572,263	12.2	551,517	12.1
Non-U.S. government securities	79,280	1.7	61,607	1.3
Corporate debt securities(2)	1,414,938	30.1	1,126,512	24.7
Residential and commercial mortgage securities	446,208	9.5	409,282	9.0
Asset-backed securities	473,804	10.1	454,717	9.9
Money market funds	413,545	8.8	679,304	14.9
Total Investments Available for Sale	$4,701,476	100.0%	$4,565,373	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	76.9%	76.8%
General obligation bonds	20.3	20.3
Certificate of participation bonds	2.1	2.3
Tax allocation bonds	0.6	0.6
Special tax bonds	0.1	—
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	32.8%	34.9%
Consumer, non-cyclical	19.2	19.1
Communications	11.6	9.3
Consumer, cyclical	7.6	8.0
Industrial	7.3	5.3
Energy	6.6	8.2
Utilities	5.9	5.9
Technology	5.4	6.1
Basic materials	3.5	3.1
Government	0.1	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	March 31, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,310,267	49.1%	$2,564,746	56.2%
Aa1	138,510	3.0	133,100	2.9
Aa2	288,583	6.1	260,462	5.7
Aa3	217,683	4.6	204,917	4.5
A1	266,937	5.7	249,710	5.5
A2	426,285	9.1	401,175	8.8
A3	278,424	5.9	229,882	5.0
Baa1	296,627	6.3	260,602	5.7
Baa2	274,367	5.8	178,926	3.9
Baa3	140,688	3.0	48,199	1.1
Below Baa3	63,105	1.4	33,654	0.7
Total Investments Available for Sale	$4,701,476	100.0%	$4,565,373	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,158,371	24.6%	$1,568,505	34.4%
1 to < 2 Years	443,897	9.4	581,003	12.7
2 to < 3 Years	708,723	15.1	616,069	13.5
3 to < 4 Years	473,707	10.1	426,333	9.3
4 to < 5 Years	511,955	10.9	367,633	8.1
5 or more Years	1,404,823	29.9	1,005,830	22.0
Total Investments Available for Sale	$4,701,476	100.0%	$4,565,373	100.0%

Top Ten Investments Available for Sale Holdings

	March 31, 2021
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	Fannie Mae 3.500% 1/1/2058	$25,710	$24,392	$1,318	Aaa
2	U.S. Treasury 0.250% 5/31/2025	25,114	25,568	(454)	Aaa
3	U.S. Treasury 2.625% 6/30/2023	20,824	19,691	1,133	Aaa
4	U.S. Treasury 5.250% 11/15/2028	19,401	18,462	939	Aaa
5	Fannie Mae 2.000% 8/1/2050	18,353	18,989	(636)	Aaa
6	Freddie Mac 4.000% 11/1/2048	18,130	17,569	561	Aaa
7	U.S. Treasury 1.500% 8/15/2026	17,916	17,455	461	Aaa
8	U.S. Treasury 0.125% 10/15/2023	17,564	17,598	(34)	Aaa
9	Freddie Mac 2.500% 7/1/2050	15,960	16,275	(315)	Aaa
10	U.S. Treasury 0.375% 1/31/2026	15,108	15,348	(240)	Aaa
Total		$194,080	$191,347	$2,733
Percent of Investments Available for Sale		4.1%

(1)As of March 31, 2021, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2020
($ in thousands)	Security	Fair Value
1	Fannie Mae 3.500% 1/1/2058	$26,634
2	U.S. Treasury 0.250% 5/31/2025	25,558
3	U.S. Treasury 2.625% 6/30/2023	20,966
4	Fannie Mae 2.000% 8/1/2050	20,549
5	U.S. Treasury 5.250% 11/15/2028	20,540
6	Freddie Mac 4.000% 11/1/2048	20,371
7	U.S. Treasury 1.500% 8/15/2026	18,525
8	U.S. Treasury 0.125% 10/15/2023	17,611
9	Freddie Mac 2.500% 7/1/2050	17,063
10	U.S. Treasury 2.625% 7/15/2021	14,946
Total		$202,763
Percent of Investments Available for Sale		4.4%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2021:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
North Texas Tollway System	$11,038	$10,837	A2
University of Houston	6,494	6,318	Aa2
Texas A&M University	6,290	5,816	Aaa
State of Texas	5,730	5,405	Aaa
City of Houston TX Combined Utility System Revenue	5,136	4,600	Aa2
LCRA Transmission Services Corp	3,111	3,042	A2
Dallas Fort Worth International Airport	2,577	2,457	A2
City of Austin TX Electric Utility Revenue	2,345	2,125	Aa3
Harris County-Houston Sports Authority	2,218	2,055	A2
City of Houston TX	2,194	2,078	Aa3
City of Dallas TX	1,846	1,654	Aa3
City of Houston TX Airport System Revenue	1,706	1,661	A1
Houston Community College System	1,604	1,665	Aaa
City of Fort Worth TX Water & Sewer System Revenue	1,525	1,445	Aa1
Tarrant Regional Water District	1,520	1,425	Aaa
City of San Antonio TX Airport System	1,285	1,181	A1
City of Corpus Christi TX Utility System Revenue	1,139	1,065	Aa3
Harris County Toll Road Authority	1,050	1,009	Aa1
Texas Tech University System	1,005	1,000	Aa1
Central Texas Turnpike System	989	940	Baa1
Metropolitan Transit Authority of Harris County Sales & Use Tax Revenue	904	911	Aaa
Denton Independent School District	895	894	Aaa
Frisco Independent School District	870	874	Aaa
County of Fort Bend TX	842	790	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	602	583	A3
San Jacinto Community College District	585	538	Aa3
City of Houston TX Reinvestment Zone No 16	337	332	A2
Austin Independent School District	289	298	Aaa
	$66,126	$62,998

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$12,805	$12,133	Aa1
The Port Authority of New York and New Jersey	7,588	7,224	Aa3
Metropolitan Transportation Authority	7,543	7,192	A3
State of New York Personal Income Tax Revenue	7,325	6,848	Aa2
City of New York NY	7,159	6,484	Aa2
New York City Water & Sewer System	6,490	6,436	Aa1
Long Island Power Authority	4,130	3,993	A2
The Research Foundation of State University of New York	3,212	3,020	A1
New York State Dormitory Authority	2,828	2,741	A1
TSASC, Inc.	2,459	2,171	A2
City of Yonkers NY	2,419	2,300	A3
County of Nassau NY	2,170	1,980	A2
New York City Transitional Finance Authority Building Aid Revenue	1,583	1,489	Aa3
Town of Oyster Bay NY	1,063	1,028	Aa2
Yankee Stadium LLC	834	798	A2
	$69,608	$65,837

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
State of California	$7,573	$6,839	Aa2
City of Carson CA	4,343	4,423	Aa3
San Jose Unified School District	3,910	4,090	Aa1
California Infrastructure & Economic Development Bank	3,765	3,765	Aaa
City of Long Beach CA Harbor Revenue	3,497	3,224	Aa2
City of Los Angeles Department of Airports	3,256	3,032	Aa3
County of Kern CA	3,006	2,738	Baa2
City of San Francisco CA Public Utilities Commission Water Revenue	2,922	3,008	Aa2
County of Riverside CA	2,743	2,575	A2
Foothill-Eastern Transportation Corridor Agency	2,309	2,350	A2
Bay Area Toll Authority	2,032	2,127	Aa3
Compton Community College District	1,680	1,525	A1
Los Angeles Unified School District/CA	1,477	1,425	Aa3
Kaiser Foundation Hospitals	1,466	1,349	Aa3
University of California	1,374	1,310	Aa2
City of Los Angeles CA	1,305	1,196	Aa2
Port of Oakland	1,291	1,286	A1
City of El Cajon CA	1,264	1,285	Aa2
City of Torrance CA	1,242	1,251	Aa2
Cathedral City Redevelopment Agency Successor Agency	1,135	1,053	Aa2
Pomona Redevelopment Agency Successor Agency	1,088	1,000	Aa2
County of Sacramento CA	1,027	914	A3
City of El Monte CA	1,027	1,000	Aa2
Alameda Corridor Transportation Authority	954	894	A3
County of San Bernardino CA	773	752	Aa3
California Independent System Operator Corp	700	725	A1
California County Tobacco Securitization Agency	512	485	A3
San Bernardino City Unified School District	379	375	A1
Oxnard Union High School District	240	250	Aa2
City of San Jose CA	197	205	Aa2
City of Riverside CA	160	155	Aa2
	$58,647	$56,606

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2021, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.4 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2020 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards adopted or under evaluation.

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

At March 31, 2021, the effective duration of our investments available for sale was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as discussed below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report, along with the disclosure below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2021. All of the shares represent common shares that were tendered to the Company by employees in connection with the vesting of restricted shares to satisfy tax withholding obligations. We do not consider these transactions to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	—	N/A	—	—
February 1 - February 28, 2021	—	N/A	—	—
March 1 - March 31, 2021	70,521	$43.39	—	—
Total	70,521		—	—

Item 5.   Other Information

2021 Annual General Meeting of Shareholders

On May 5, 2021, we held our 2021 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 112,840,615 common shares were entitled to vote as of March 19, 2021, the record date for the Annual Meeting, of which 104,418,926 shares were present in person or by proxy at the Annual Meeting.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of three Class I directors to serve through the 2024 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
Class I Director to Serve Through the 2024 Annual General Meeting of Shareholders:
Jane P. Chwick	100,977,633	951,745	2,489,548
Aditya Dutt	101,206,715	722,663	2,489,548
Roy J. Kasmar	94,526,102	7,403,276	2,489,548

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2021 and until the 2022 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	103,446,286
Votes Against	928,599
Abstentions	44,041

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	46,948,421
Votes Against	54,918,566
Abstentions	62,391
Broker Non-Votes	2,489,548

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 7, 2021	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 7, 2021	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2021	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)