Form 10-Q
period 2021-06-30
Essent Group Ltd.
filed 2021-08-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 2, 2021 was 111,872,180.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2021 — $4,253,267; 2020 — $3,677,815)	$4,374,008	$3,838,513
Short-term investments available for sale, at fair value (amortized cost: 2021 — $372,318; 2020 — $726,875)	372,320	726,860
Total investments available for sale	4,746,328	4,565,373
Other invested assets	145,310	88,904
Total investments	4,891,638	4,654,277
Cash	142,140	102,830
Accrued investment income	24,468	19,948
Accounts receivable	53,127	50,140
Deferred policy acquisition costs	14,070	17,005
Property and equipment (at cost, less accumulated depreciation of $62,690 in 2021 and $60,967 in 2020)	12,989	15,095
Prepaid federal income tax	332,886	302,636
Other assets	50,471	40,793
Total assets	$5,521,789	$5,202,724

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$421,872	$374,941
Unearned premium reserve	220,580	250,436
Net deferred tax liability	343,098	305,109
Credit facility borrowings (at carrying value, less unamortized deferred costs of $2,684 in 2021 and $3,280 in 2020)	322,316	321,720
Other accrued liabilities	129,095	87,885
Total liabilities	1,436,961	1,340,091
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 112,481 shares in 2021 and 112,423 shares in 2020	1,687	1,686
Additional paid-in capital	1,558,142	1,571,163
Accumulated other comprehensive income	115,431	138,274
Retained earnings	2,409,568	2,151,510
Total stockholders’ equity	4,084,828	3,862,633
Total liabilities and stockholders’ equity	$5,521,789	$5,202,724

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Net premiums written	$202,287	$205,904	$406,648	$397,647
Decrease in unearned premiums	15,150	5,567	29,856	20,320
Net premiums earned	217,437	211,471	436,504	417,967
Net investment income	21,743	19,866	43,531	40,499
Realized investment (losses) gains, net	(253)	(1,269)	388	1,866
Other income	4,334	6,009	7,635	4,585
Total revenues	243,261	236,077	488,058	464,917

Losses and expenses:
Provision for losses and LAE	9,651	175,877	41,973	183,940
Other underwriting and operating expenses	41,114	38,819	83,353	80,766
Interest expense	2,073	2,566	4,124	4,698
Total losses and expenses	52,838	217,262	129,450	269,404

Income before income taxes	190,423	18,815	358,608	195,513
Income tax expense	30,628	3,435	63,165	30,610
Net income	$159,795	$15,380	$295,443	$164,903

Earnings per share:
Basic	$1.43	$0.15	$2.64	$1.65
Diluted	1.42	0.15	2.63	1.64

Weighted average shares outstanding:
Basic	112,118	102,500	112,067	100,224
Diluted	112,454	102,605	112,416	100,466

Net income	$159,795	$15,380	$295,443	$164,903

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $7,856 and $17,592 in the three months ended June 30, 2021 and 2020 and ($2,345) and $10,613 in the six months ended June 30, 2021 and 2020	36,360	74,285	(22,843)	64,211
Total other comprehensive income (loss)	36,360	74,285	(22,843)	64,211
Comprehensive income	$196,155	$89,665	$272,600	$229,114

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Common Shares
Balance, beginning of period	$1,693	$1,479	$1,686	$1,476
Issuance of common shares	—	207	—	207
Issuance of management incentive shares	1	—	9	5
Cancellation of treasury stock	(7)	—	(8)	(2)
Balance, end of period	1,687	1,686	1,687	1,686

Additional Paid-In Capital
Balance, beginning of period	1,571,134	1,117,286	1,571,163	1,118,655
Issuance of common shares, net of issuance costs of $18,875 in 2020	—	439,768	—	439,768
Dividends and dividend equivalents declared	193	163	369	323
Issuance of management incentive shares	(1)	—	(9)	(5)
Stock-based compensation expense	5,385	4,568	10,564	9,348
Cancellation of treasury stock	(18,569)	(48)	(23,945)	(6,352)
Balance, end of period	1,558,142	1,561,737	1,558,142	1,561,737

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	79,071	46,113	138,274	56,187
Other comprehensive income (loss)	36,360	74,285	(22,843)	64,211
Balance, end of period	115,431	120,398	115,431	120,398

Retained Earnings
Balance, beginning of period	2,269,039	1,942,196	2,151,510	1,808,527
Net income	159,795	15,380	295,443	164,903
Dividends and dividend equivalents declared	(19,266)	(18,068)	(37,385)	(33,922)
Balance, end of period	2,409,568	1,939,508	2,409,568	1,939,508

Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(18,576)	(48)	(23,953)	(6,354)
Cancellation of treasury stock	18,576	48	23,953	6,354
Balance, end of period	—	—	—	—

Total Stockholders' Equity	$4,084,828	$3,623,329	$4,084,828	$3,623,329

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating Activities
Net income	$295,443	$164,903
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(388)	(1,866)
Equity in net (income) loss of other invested assets	(647)	(228)
Distribution of income from other invested assets	593	794
Depreciation and amortization	1,723	1,735
Stock-based compensation expense	10,564	9,348
Amortization of premium on investment securities	15,761	11,548
Deferred income tax provision	40,334	12,513
Change in:
Accrued investment income	(4,520)	(176)
Accounts receivable	3,467	1,238
Deferred policy acquisition costs	2,935	(151)
Prepaid federal income tax	(30,250)	(17,251)
Other assets	(8,498)	(7,622)
Reserve for losses and LAE	46,931	181,528
Unearned premium reserve	(29,856)	(20,320)
Other accrued liabilities	(3,797)	9,792
Net cash provided by operating activities	339,795	345,785

Investing Activities
Net change in short-term investments	354,540	(815,592)
Purchase of investments available for sale	(971,873)	(541,193)
Proceeds from maturity of investments available for sale	107,564	113,217
Proceeds from sales of investments available for sale	312,618	299,149
Purchase of other invested assets	(49,978)	(6,618)
Return of investment from other invested assets	8,378	7,078
Purchase of property and equipment	(765)	(934)
Net cash used in investing activities	(239,516)	(944,893)

Financing Activities
Issuance of common shares, net of costs	—	440,498
Credit facility borrowings	25,000	200,000
Credit facility repayments	(25,000)	—
Treasury stock acquired	(23,953)	(6,354)
Dividends paid	(37,016)	(33,599)
Net cash (used in) provided by financing activities	(60,969)	600,545

Net increase in cash	39,310	1,437
Cash at beginning of year	102,830	71,350
Cash at end of period	$142,140	$72,787

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(20,000)	$(10,000)
Interest payments	(3,575)	(4,283)

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), a wholly-owned subsidiary approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia. Essent Guaranty reinsures new insurance written ("NIW") to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements then in effect, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to loans insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate.

In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis through CUW Solutions, LLC ("CUW Solutions"), a Delaware limited liability company, that provides, among other things, mortgage contract underwriting services to lenders and mortgage insurance underwriting services to affiliates.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2021 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$284,834	$5,892	$(765)	$289,961
U.S. agency securities	16,026	62	—	16,088
U.S. agency mortgage-backed securities	989,948	22,041	(5,334)	1,006,655
Municipal debt securities (1)	544,993	36,175	(274)	580,894
Non-U.S. government securities	78,203	4,273	(948)	81,528
Corporate debt securities (2)	1,506,723	51,311	(6,322)	1,551,712
Residential and commercial mortgage securities	449,798	15,075	(2,888)	461,985
Asset-backed securities	453,624	2,837	(392)	456,069
Money market funds	301,436	—	—	301,436
Total investments available for sale	$4,625,585	$137,666	$(16,923)	$4,746,328

December 31, 2020 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$259,378	$9,088	$(22)	$268,444
U.S. agency securities	17,930	155	—	18,085
U.S. agency mortgage-backed securities	963,670	33,205	(970)	995,905
Municipal debt securities (1)	513,870	37,662	(15)	551,517
Non-U.S. government securities	56,045	5,562	—	61,607
Corporate debt securities (2)	1,070,027	56,864	(379)	1,126,512
Residential and commercial mortgage securities	391,921	18,641	(1,280)	409,282
Asset-backed securities	452,527	3,246	(1,056)	454,717
Money market funds	679,322	—	(18)	679,304
Total investments available for sale	$4,404,690	$164,423	$(3,740)	$4,565,373

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	77.1%	76.8%
General obligation bonds	20.2	20.3
Certificate of participation bonds	2.1	2.3
Tax allocation bonds	0.6	0.6
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	34.3%	34.9%
Consumer, non-cyclical	18.7	19.1
Communications	11.6	9.3
Industrial	7.3	5.3
Consumer, cyclical	7.0	8.0
Energy	6.1	8.2
Technology	5.9	6.1
Utilities	5.3	5.9
Basic materials	3.6	3.1
Government	0.2	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$59,791	$59,912
Due after 1 but within 5 years	175,112	177,726
Due after 5 but within 10 years	48,946	51,289
Due after 10 years	985	1,034
Subtotal	284,834	289,961
U.S. agency securities:
Due in 1 year	12,527	12,588
Due after 1 but within 5 years	3,499	3,500
Subtotal	16,026	16,088
Municipal debt securities:
Due in 1 year	10,070	10,090
Due after 1 but within 5 years	108,315	113,451
Due after 5 but within 10 years	223,197	240,230
Due after 10 years	203,411	217,123
Subtotal	544,993	580,894
Non-U.S. government securities:
Due in 1 year	4,365	4,457
Due after 1 but within 5 years	24,298	26,044
Due after 5 but within 10 years	20,996	23,221
Due after 10 years	28,544	27,806
Subtotal	78,203	81,528
Corporate debt securities:
Due in 1 year	208,044	209,574
Due after 1 but within 5 years	645,345	664,310
Due after 5 but within 10 years	401,811	417,599
Due after 10 years	251,523	260,229
Subtotal	1,506,723	1,551,712
U.S. agency mortgage-backed securities	989,948	1,006,655
Residential and commercial mortgage securities	449,798	461,985
Asset-backed securities	453,624	456,069
Money market funds	301,436	301,436
Total investments available for sale	$4,625,585	$4,746,328

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Realized gross gains	$18	$1,263	$768	$4,525
Realized gross losses	271	2,103	380	2,230

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$103,733	$(765)	$—	$—	$103,733	$(765)
U.S. agency mortgage-backed securities	408,237	(5,274)	2,164	(60)	410,401	(5,334)
Municipal debt securities	39,481	(274)	—	—	39,481	(274)
Non-U.S. government securities	23,538	(948)	—	—	23,538	(948)
Corporate debt securities	413,837	(6,322)	—	—	413,837	(6,322)
Residential and commercial mortgage securities	152,475	(2,308)	18,054	(580)	170,529	(2,888)
Asset-backed securities	112,292	(193)	21,148	(199)	133,440	(392)
Total	$1,253,593	$(16,084)	$41,366	$(839)	$1,294,959	$(16,923)

	Less than 12 months		12 months or more		Total
December 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$28,776	$(22)	$—	$—	$28,776	$(22)
U.S. agency mortgage-backed securities	152,671	(924)	3,007	(46)	155,678	(970)
Municipal debt securities	3,838	(15)	—	—	3,838	(15)
Corporate debt securities	141,803	(379)	—	—	141,803	(379)
Residential and commercial mortgage securities	63,203	(777)	9,516	(503)	72,719	(1,280)
Asset-backed securities	124,165	(483)	65,897	(573)	190,062	(1,056)
Money market funds	99,995	(18)	—	—	99,995	(18)
Total	$614,451	$(2,618)	$78,420	$(1,122)	$692,871	$(3,740)

At June 30, 2021 and December 31, 2020, we held 648 and 363 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at June 30, 2021 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that over 98% of the securities at June 30, 2021 had investment-grade ratings. We concluded that gross unrealized losses noted above are principally associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments in the six months ended June 30, 2021 and we recorded impairments of $0.4 million in the three and six months ended June 30, 2020.

The Company's other invested assets at June 30, 2021 and December 31, 2020 totaled $145.3 million and $88.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method of accounting with the Company's proportionate share of the net income or loss of these

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

entities reported in other income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.8 million at June 30, 2021 and $9.7 million at December 31, 2020. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $903.9 million at June 30, 2021 and $1.1 billion at December 31, 2020. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.5 million at June 30, 2021 and $8.5 million at December 31, 2020. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at June 30, 2021 and $12.0 million at December 31, 2020.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Fixed maturities	$23,012	$20,569	$46,036	$41,183
Short-term investments	47	358	128	1,480
Gross investment income	23,059	20,927	46,164	42,663
Investment expenses	(1,316)	(1,061)	(2,633)	(2,164)
Net investment income	$21,743	$19,866	$43,531	$40,499

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net premiums written:
Direct	$228,949	$228,044	$464,206	$434,024
Ceded (1)	(26,662)	(22,140)	(57,558)	(36,377)
Net premiums written	$202,287	$205,904	$406,648	$397,647

Net premiums earned:
Direct	$244,099	$233,611	$494,062	$454,344
Ceded (1)	(26,662)	(22,140)	(57,558)	(36,377)
Net premiums earned	$217,437	$211,471	$436,504	$417,967

(1)Net of profit commission.

Quota Share Reinsurance

    Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. Should Essent Guaranty not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn would increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $5.5 billion as of June 30, 2021.

Excess of Loss Reinsurance

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR or SOFR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions. The Radnor Re entities collateralized the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty and will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs.

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

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of June 30, 2021:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027
2019 & 2020	Radnor Re 2020-2 Ltd.	October 8, 2020	October 25, 2027
2020 & 2021	Radnor Re 2021-1 Ltd.	June 23, 2021	June 26, 2028

(1)If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of June 30, 2021:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$12,018,660	$3,243,956	$216,480	$—		$216,480	$207,359
2017	11,155,879	2,865,141	242,123	165,167	(6)	407,290	217,930
2018	12,752,743	3,245,746	325,537	76,144	(7)	401,681	249,912
2019 (3)	15,581,172	3,979,796	495,889	55,102	(8)	550,991	215,282
2019 & 2020 (4)	39,400,549	9,903,301	313,772	—		313,772	465,690
2020 & 2021 (5)	56,303,818	13,658,801	557,911	—		557,911	278,956
Total	$147,212,821	$36,896,741	$2,151,712	$296,413		$2,448,125	$1,635,129

(3)Reinsurance coverage on new insurance written from January 1, 2019 through August 31, 2019.
(4)Reinsurance coverage on new insurance written from September 1, 2019 through July 31, 2020.
(5)Reinsurance coverage on new insurance written from August 1, 2020 through March 31, 2021.
(6)Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.
(7)Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.
(8)Coverage provided pari-passu to the coverage provided by Radnor Re 2020-1 Ltd.

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

The amount of monthly reinsurance premium ceded to the Radnor Re entities will fluctuate due to changes in one-month LIBOR or SOFR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the Radnor Re Transactions contain embedded derivatives that will be accounted for separately like freestanding derivatives.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of June 30, 2021:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$494	$42	$536
Radnor Re 2019-1 Ltd.	325,537	(1,999)	64	(1,935)
Radnor Re 2019-2 Ltd.	216,480	(1,484)	28	(1,456)
Radnor Re 2020-1 Ltd.	495,889	(686)	139	(547)
Radnor Re 2020-2 Ltd.	313,772	(326)	80	(246)
Radnor Re 2021-1 Ltd.	557,911	—	220	220
Total	$2,151,712	$(4,001)	$573	$(3,428)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

(In thousands)	2021	2020
Reserve for losses and LAE at beginning of period	$374,941	$69,362
Less: Reinsurance recoverables	19,061	71
Net reserve for losses and LAE at beginning of period	355,880	69,291
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	72,600	197,195
Prior years	(30,627)	(13,255)
Net incurred losses and LAE during the current period	41,973	183,940
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	128	289
Prior years	3,139	9,813
Net loss and LAE payments during the current period	3,267	10,102
Net reserve for losses and LAE at end of period	394,586	243,129
Plus: Reinsurance recoverables	27,286	7,761
Reserve for losses and LAE at end of period	$421,872	$250,890

For the six months ended June 30, 2021, $3.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $30.6 million favorable prior year development during the six months ended June 30, 2021. Reserves remaining as of June 30, 2021 for prior years are $322.1 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2020, $9.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $13.3 million favorable prior year development during the six months ended June 30, 2020. Reserves remaining as of June 30, 2020 for prior years were $46.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

    Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at June 30, 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages that we insure and has the potential to increase

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

claim frequencies on defaults. As of June 30, 2021, insured loans in default totaled 23,504 and included 21,648 defaults classified as COVID-19 defaults. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we expect the ultimate number of COVID-19-related defaults notices received in April 2020 through September 2020 ("Early COVID Defaults") that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. The credit characteristics of defaults reported in October 2020 through June 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020 we observed a normalization of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. We believe that while defaults in October 2020 through June 2021 were impacted by the pandemic's effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $380.7 million at June 30, 2021 and includes $244.0 million of reserves for Early COVID Defaults. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. A 100 basis point increase or decrease in the reserve rate applied to Early COVID Defaults would result in a corresponding increase or decrease in our reserve for losses and LAE of approximately $35 million as of June 30, 2021. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $625 million. The Credit Facility provides for a $300 million revolving credit facility and $325 million of term loans. The Credit Facility also provides an option to increase the capacity to $775 million. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at June 30, 2021 was 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on October 16, 2023. As of June 30, 2021, the Company was in compliance with the covenants and $325 million had been borrowed under the Credit Facility with a weighted average interest rate of 2.13%. As of December 31, 2020, $325 million had been borrowed with a weighted average interest rate of 2.19%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the six months ended June 30, 2021 and 2020. As of June 30, 2021, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2021 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2021, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2020
March 31	$0.16
June 30	0.16
September 30	0.16
December 31	0.16

Total dividends per common share declared and paid	$0.64

Quarter Ended	2021
March 31	$0.16
June 30	0.17

Total dividends per common share declared and paid	$0.33

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2021, the Board of Directors declared a quarterly cash dividend of $0.18 per common share payable on September 10, 2021, to shareholders of record on September 1, 2021.

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. During the three months ended June 30, 2021, the Company repurchased 391,316 common shares at a cost of $18.4 million leaving $231.6 million remaining unused under the authorized repurchase plan as of June 30, 2021. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2021.

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
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the six months ended June 30, 2021:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66
Granted	281	15.64	93	43.67	162	47.55	8	45.51
Vested	(113)	45.02	(82)	45.30	(208)	43.83	(9)	38.34
Forfeited	(11)	26.01	(4)	46.01	(6)	50.54	—	37.93
Outstanding at June 30, 2021	520	$30.99	160	$45.33	440	$48.18	20	$40.54

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

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 and 2020 awards will vest on March 1, 2022 and March 1, 2023, respectively, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards is $4.0 million. As of June 30, 2021, there was $2.9 million of unrecognized compensation expense related to amending these awards and we expect to recognize the expense over a weighted average period of 1.5 years.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $18.4 million and $18.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $32.8 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2021 and we expect to recognize the expense over a weighted average period of 2.1 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 126,025 in the six months ended June 30, 2021. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2021.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Compensation expense	$5,385	$4,568	$10,564	$9,348
Income tax benefit	1,034	868	2,045	1,786

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. For 2021, Essent Guaranty

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

has dividend capacity of $312.1 million and Essent PA has dividend capacity of $5.4 million. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At June 30, 2021, Essent Guaranty had unassigned surplus of approximately $343.0 million and Essent PA had unassigned surplus of approximately $16.4 million. Under PMIERs guidance issued by the GSEs effective June 30, 2020 through June 30, 2021, Essent Guaranty was required to obtain GSE written approval before paying a dividend. In May 2021, Essent Guaranty paid a dividend of $100 million to its parent, Essent US Holdings, Inc. Essent Guaranty did not pay dividends to Essent Group or any intermediate holding companies in the three and six months ended June 30, 2020. Essent PA did not pay a dividend in the three and six months ended June 30, 2021 or 2020. As a result of PMIERs guidance issued by the GSEs on June 30, 2021, Essent Guaranty may pay a dividend without prior GSE approval in the three months ended September 30, 2021 as long as the dividend payment would not cause its Available Assets to fall below 150% of its Minimum Required Assets. In addition, the guidance specifies that Essent Guaranty and may pay a dividend without prior GSE approval in the three months ended December 31, 2021 as long as the dividend payment would not cause its Available Assets to fall below 115% of its Minimum Required Assets.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2021, Essent Re had total equity of $1.2 billion.

At June 30, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income	$159,795	$15,380	$295,443	$164,903

Basic weighted average shares outstanding	112,118	102,500	112,067	100,224
Dilutive effect of nonvested shares	336	105	349	242
Diluted weighted average shares outstanding	112,454	102,605	112,416	100,466

Basic earnings per share	$1.43	$0.15	$2.64	$1.65
Diluted earnings per share	$1.42	$0.15	$2.63	$1.64

There were 159,568 and 578,659 antidilutive shares for the three months ended June 30, 2021 and 2020, respectively, and 255,562 and 465,945 antidilutive shares for the six months ended June 30, 2021 and 2020, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth and relative total shareholder return as of June 30, 2021, the 2021 performance-based share awards would be issuable at 100% of target under the terms of the arrangements if June 30, 2021 was the end of the contingency period, which is 50% of the shares issued.

Based on the compounded annual book value per share growth as of June 30, 2020, the following percentages of the performance-based share awards would have been issuable under the terms of the arrangements if June 30, 2020 was the end of the contingency period:

2018 Performance-Based Grants	100%
2019 Performance-Based Grants	100%
2020 Performance-Based Grants	—%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$98,920	$(19,849)	$79,071	$52,348	$(6,235)	$46,113
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains arising during the period	43,963	(7,826)	36,137	90,608	(17,344)	73,264
Less: Reclassification adjustment for losses included in net income (1)	253	(30)	223	1,269	(248)	1,021
Net unrealized gains (losses) on investments	44,216	(7,856)	36,360	91,877	(17,592)	74,285
Other comprehensive income	44,216	(7,856)	36,360	91,877	(17,592)	74,285
Balance at end of period	$143,136	$(27,705)	$115,431	$144,225	$(23,827)	$120,398

	Six Months Ended June 30,
	2021			2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$168,324	$(30,050)	$138,274	$69,401	$(13,214)	$56,187
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(24,800)	2,375	(22,425)	76,690	(10,941)	65,749
Less: Reclassification adjustment for gains included in net income (1)	(388)	(30)	(418)	(1,866)	328	(1,538)
Net unrealized (losses) gains on investments	(25,188)	2,345	(22,843)	74,824	(10,613)	64,211
Other comprehensive (loss) income	(25,188)	2,345	(22,843)	74,824	(10,613)	64,211
Balance at end of period	$143,136	$(27,705)	$115,431	$144,225	$(23,827)	$120,398

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

June 30, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$289,961	$—	$—	$289,961
U.S. agency securities	—	16,088	—	16,088
U.S. agency mortgage-backed securities	—	1,006,655	—	1,006,655
Municipal debt securities	—	580,894	—	580,894
Non-U.S. government securities	—	81,528	—	81,528
Corporate debt securities	—	1,551,712	—	1,551,712
Residential and commercial mortgage securities	—	461,985	—	461,985
Asset-backed securities	—	456,069	—	456,069
Money market funds	301,436	—	—	301,436
Total assets at fair value (1)	$591,397	$4,154,931	$—	$4,746,328

December 31, 2020 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$268,444	$—	$—	$268,444
U.S. agency securities	—	18,085	—	18,085
U.S. agency mortgage-backed securities	—	995,905	—	995,905
Municipal debt securities	—	551,517	—	551,517
Non-U.S. government securities	—	61,607	—	61,607
Corporate debt securities	—	1,126,512	—	1,126,512
Residential and commercial mortgage securities	—	409,282	—	409,282
Asset-backed securities	—	454,717	—	454,717
Money market funds	679,304	—	—	679,304
Total assets at fair value (1)	$947,748	$3,617,625	$—	$4,565,373

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

(In thousands)	2021	2020
Essent Guaranty
Statutory net income	$234,354	$120,883
Statutory surplus	1,048,335	1,003,812
Contingency reserve liability	1,648,384	1,345,263

Essent PA
Statutory net income	$1,919	$2,258
Statutory surplus	55,374	53,432
Contingency reserve liability	56,919	54,685

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

At June 30, 2021 and 2020, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2021, Essent Guaranty increased its contingency reserve by $148.6 million and Essent PA increased its contingency reserve by $0.9 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the six months ended June 30, 2021, Essent Guaranty and Essent PA released contingency reserves of $0.9 million and $0.1 million,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, to unassigned funds upon completion of the 120 month holding period. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the six months ended June 30, 2020.

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

Essent Re's statutory capital and surplus was $1.2 billion as of June 30, 2021 and $1.1 billion as of December 31, 2020. Essent Re's statutory net income was $104.4 million and $59.0 million for the six months ended June 30, 2021 and 2020, respectively. Statutory capital and surplus as of June 30, 2021 and December 31, 2020 and statutory net income in the six months ended June 30, 2021 and 2020 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2020 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 372 employees as of June 30, 2021. We generated new insurance written, or NIW, of approximately $25.0 billion and $44.3 billion for the three and six months ended June 30, 2021, respectively, compared to approximately $28.2 billion and $41.7 billion for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had approximately $203.6 billion of insurance in force, due to our NIW which was offset by cancellations as the persistency rate on our portfolio was 58.3% at June 30, 2021 compared to 60.1% at December 31, 2020.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of June 30, 2021, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.5 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

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

    In the three and six months ended June 30, 2021, new defaults remained elevated although at lower levels than those reported in the second through fourth quarters of 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of June 30, 2021. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers ("the QSR Agreement") and an increase in our Minimum Required Assets.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2021 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2021 and 2020, monthly premium policies comprised 95% and 90% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 58.3% at June 30, 2021. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2021. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of June 30, 2021, 80% of our IIF relates to business written since January 1, 2019 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of June 30, 2021, 80% of our IIF relates to business written since January 1, 2019 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

    Due to business restrictions, stay-at-home orders and travel restrictions implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at June 30, 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As of June 30, 2021, insured loans in default totaled 23,504 and included 21,648 defaults classified as COVID-19 defaults compared to 5,841 total defaults and no COVID-19 defaults as of March 31, 2020. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the Early COVID Defaults, we expect the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. We applied a lower reserve rate to the Early COVID Defaults than the rate used for defaults that had missed a comparable number of payments as of March 31, 2020 due to the sudden impact on the economy following the onset of the pandemic. The credit characteristics of defaults reported in October 2020 through June 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions beginning in the fourth quarter of 2020 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through June 2021 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for Early COVID Defaults that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, although defaults reported in October 2020 through June 2021 are classified as COVID-19 defaults, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. As more fully described in Note 4 to our condensed consolidated financial statements, at June 30, 2021, we had approximately $2.4 billion of excess of loss reinsurance covering NIW from January 1, 2015 to March 31, 2021 and a quota share reinsurance transaction on a portion of our NIW effective September 1, 2019 through December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 62% and 60% of other underwriting and operating expenses for the three and six months ended June 30, 2021, respectively, compared to 62% and 61% of other underwriting and operating expenses for the three and six months ended June 30, 2020, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2021 and 2020 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
IIF, beginning of period	$197,091,191	$165,615,503	$198,882,352	$164,005,853
NIW - Flow	25,004,854	28,163,212	44,258,868	41,712,511
NIW - Bulk	—	—	—	151
Cancellations	(18,536,186)	(19,132,442)	(39,581,361)	(31,072,242)
IIF, end of period	$203,559,859	$174,646,273	$203,559,859	$174,646,273
Average IIF during the period	$199,739,297	$168,635,275	$198,980,667	$166,865,006
RIF, end of period	$42,906,519	$39,113,879	$42,906,519	$39,113,879

The following is a summary of our IIF at June 30, 2021 by vintage:

($ in thousands)	$	%
2021 (through June 30)	$43,471,767	21.4%
2020	91,202,454	44.8
2019	27,678,727	13.6
2018	12,993,723	6.4
2017	11,454,788	5.6
2016 and prior	16,758,400	8.2
	$203,559,859	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For each of the three and six months ended June 30, 2021, our average net premium rate was 0.41%, compared to 0.48% for each of the three and six months ended June 30, 2020. We anticipate that the continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF will reduce our average net premium rate in future periods.

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

As of June 30, 2021, our combined net risk in force for our U.S. insurance companies was $29.6 billion and our combined statutory capital was $2.8 billion, resulting in a risk-to-capital ratio of 10.6 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Net premiums written	$202,287	$205,904	$406,648	$397,647
Decrease in unearned premiums	15,150	5,567	29,856	20,320
Net premiums earned	217,437	211,471	436,504	417,967
Net investment income	21,743	19,866	43,531	40,499
Realized investment (losses) gains, net	(253)	(1,269)	388	1,866
Other income	4,334	6,009	7,635	4,585
Total revenues	243,261	236,077	488,058	464,917

Losses and expenses:
Provision for losses and LAE	9,651	175,877	41,973	183,940
Other underwriting and operating expenses	41,114	38,819	83,353	80,766
Interest expense	2,073	2,566	4,124	4,698
Total losses and expenses	52,838	217,262	129,450	269,404
Income before income taxes	190,423	18,815	358,608	195,513
Income tax expense	30,628	3,435	63,165	30,610
Net income	$159,795	$15,380	$295,443	$164,903

Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

For the three months ended June 30, 2021, we reported net income of $159.8 million, compared to net income of $15.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, we reported net income of $295.4 million, compared to net income of $164.9 million for the six months ended June 30, 2020. The increase in our operating results in 2021 over the same periods in 2020 was primarily due to decreases in the provision for losses and LAE and increases in net premiums earned and net investment income, partially offset by increases in income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2021 by 3%, compared to the three months ended June 30, 2020 primarily due to the increase in our average IIF from $168.6 billion at June 30, 2020 to $199.7 billion at June 30, 2021. Net premiums earned increased in the six months ended June 30, 2021 by 4% compared to the six months ended June 30, 2020 due to the increase in our average IIF from $166.9 billion at June 30, 2020 to $199.0 billion at June 30, 2021. The average net premium rate was 0.41% for the three and six months ended June 30, 2021 and 0.48% for the three and six months ended June 30, 2020. The decrease in the average net premium rate in the three and six month periods ended June 30, 2021 was a result of an increase in ceded premiums, changes in the mix of mortgages we insure, in part due to lower persistency, changes in our pricing and a decrease in premiums earned on the cancellation of non-refundable single premium policies. In the three and six months ended June 30, 2021, ceded premiums increased to $26.7 million and $57.6 million, respectively, from $22.1 million and $36.4 million in the three and six months ended June 30, 2020, respectively, due to additional risk ceded under our QSR Agreement and new third-party reinsurance agreements entered in 2020. In the three and six months ended June 30, 2021, premiums earned on the cancellation of non-refundable single premium policies decreased to $15.6 million and $35.4 million, respectively, from $26.7 million and $41.3 million in the three and six months ended June 30, 2020, respectively, as a result of a decrease in existing borrowers refinancing their mortgages during the three months ended June 30, 2021.

Net premiums written decreased in the three months ended June 30, 2021 by 2%, compared to the three months ended June 30, 2020 primarily due to an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing, partially offset by the increase in average IIF in the respective period. Net premiums written increased in the six months ended June 30, 2021 by 2%, compared to the six months ended June 30, 2020 primarily due to an increase in average IIF in the respective periods, partially offset by an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended June 30, 2021 and 2020, unearned premiums decreased by $15.2 million and $5.6 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $12.5 million and $36.8 million, respectively, which was offset by $27.7 million and $42.4 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2021 and 2020, unearned premiums decreased by $29.9 million and $20.3 million, respectively. This was a result of net premiums written on single premium policies of $30.8 million and $52.9 million, respectively, which was offset by $60.7 million and $73.2 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Fixed maturities	$23,012	$20,569	$46,036	$41,183
Short-term investments	47	358	128	1,480
Gross investment income	23,059	20,927	46,164	42,663
Investment expenses	(1,316)	(1,061)	(2,633)	(2,164)
Net investment income	$21,743	$19,866	$43,531	$40,499

The increase in net investment income for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was due to the increase in the weighted average balance of our investment portfolio partially offset by a decrease in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $4.7 billion for the three months ended June 30, 2021 from $3.9 billion for the three months ended June 30, 2020. The average cash and investment portfolio balance increased to $4.6 billion for the six months ended June 30, 2021 from $3.7 billion for the six months ended June 30, 2020. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations, proceeds from the public offering of common shares completed in June 2020 and increased borrowings under the Credit Facility. The pre-tax investment income yield decreased from 2.2% and 2.3% in the three and six months ended June 30, 2020, respectively, to 2.0% in each of the three and six months ended June 30, 2021, primarily due to a general decline in investment yields due to declining interest rates and an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Other Income

Other income for the three months ended June 30, 2021 was $4.3 million as compared to $6.0 million for the three months ended June 30, 2020. Other income for the six months ended June 30, 2021 was $7.6 million compared to $4.6 million for the six months ended June 30, 2020. The changes in other income for the three and six months ended June 30, 2021 as compared to the comparable periods of 2020 were primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the three months ended June 30, 2021, we recorded a favorable increase in the fair value of these embedded derivatives of $1.0 million compared to a favorable increase in the fair value of the embedded derivatives of $2.5 million in the three months ended June 30, 2020. In the six months ended June 30, 2021 we recorded a net favorable increase in the fair value of the embedded derivatives of $0.3 million compared to a net unfavorable decrease of $1.7 million in the six months ended June 30, 2020. Other income also includes Triad service fee income, contract underwriting revenues and underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The decrease in the provision for losses and LAE in the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to a decrease in new defaults reported and an increase in cure activity in the three and six months ended June 30, 2021 as compared to the comparable periods of 2020.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning default inventory	29,080	5,841	31,469	5,947
Plus: new defaults	4,934	37,357	12,356	41,290
Less: cures	(10,453)	(4,983)	(20,190)	(8,897)
Less: claims paid	(46)	(144)	(107)	(262)
Less: rescissions and denials, net	(11)	(3)	(24)	(10)
Ending default inventory	23,504	38,068	23,504	38,068

As of June 30, 2021, the ending default inventory included 21,648 defaults classified as COVID-19 defaults.

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of June 30,
	2021	2020
Case reserves (in thousands) (1)	$387,690	$227,786
Total reserves (in thousands) (1)	$420,482	$250,862
Ending default inventory	23,504	38,068
Average case reserve per default (in thousands)	$16.5	$6.0
Average total reserve per default (in thousands)	$17.9	$6.6
Default rate	2.96%	5.19%
Claims received included in ending default inventory	45	77

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.4 million and $28 thousand as of June 30, 2021 and 2020, respectively.

The increase in the average case reserve per default was primarily due to cure activity for Early COVID Defaults. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we expect the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. As a result of cure activity for the Early COVID Defaults during the six months ended June 30, 2021, the average reserve per Early COVID Default has increased from approximately 16% as of December 31, 2020 to approximately 24% as of June 30, 2021. The credit characteristics of defaults reported in October 2020 through June 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions during the fourth quarter of 2020 through the second quarter of 2021 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through June 2021 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $380.7 million at June 30, 2021 and includes $244.0 million of reserves for Early COVID Defaults.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Reserve for losses and LAE at beginning of period	$411,123	$73,341	$374,941	$69,362
Less: Reinsurance recoverables	24,907	98	19,061	71
Net reserve for losses and LAE at beginning of period	386,216	73,243	355,880	69,291
Add provision for losses and LAE occurring in:
Current period	24,611	181,776	72,600	197,195
Prior years	(14,960)	(5,899)	(30,627)	(13,255)
Incurred losses and LAE during the current period	9,651	175,877	41,973	183,940
Deduct payments for losses and LAE occurring in:
Current period	14	288	128	289
Prior years	1,267	5,703	3,139	9,813
Loss and LAE payments during the current period	1,281	5,991	3,267	10,102
Net reserve for losses and LAE at end of period	394,586	243,129	394,586	243,129
Plus: Reinsurance recoverables	27,286	7,761	27,286	7,761
Reserve for losses and LAE at end of period	$421,872	$250,890	$421,872	$250,890

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of June 30, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,926	17%	$25,915	7%	$234,604	11%
Four to eleven payments	9,316	40	147,383	38	585,390	25
Twelve or more payments	10,217	43	212,634	55	680,733	31
Pending claims	45	—	1,758	—	2,139	82
Total case reserves (1)	23,504	100%	387,690	100%	$1,502,866	26
IBNR			29,077
LAE			3,715
Total reserves for losses and LAE (1)			$420,482

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.4 million as of June 30, 2021.

	As of June 30, 2020
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	33,514	88%	$166,897	73%	$2,233,678	7%
Four to eleven payments	3,813	10	39,028	17	234,152	17
Twelve or more payments	664	2	18,590	8	36,694	51
Pending claims	77	—	3,271	2	3,846	85
Total case reserves (2)	38,068	100%	227,786	100%	$2,508,370	9
IBNR			17,084
LAE			5,992
Total reserves for losses and LAE (2)			$250,862

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $28 thousand as of June 30, 2020.

During the three months ended June 30, 2021, the provision for losses and LAE was $9.7 million, comprised of $24.6 million of current year losses partially offset by $15.0 million of favorable prior years’ loss development. During the three months ended June 30, 2020, the provision for losses and LAE was $175.9 million, comprised of $181.8 million of current year losses partially offset by $5.9 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2021, the provision for losses and LAE was $42.0 million, comprised of $72.6 million of current year losses partially offset by $30.6 million of favorable prior years’ loss development. During the six months ended June 30, 2020, the provision for losses and LAE was $183.9 million, comprised of $197.2 million of current year losses partially offset by $13.3 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Number of claims paid	46	144	107	262
Amount of claims paid	$1,154	$5,718	$3,143	$9,875
Claim severity	57%	78%	64%	78%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$25,630	62%	$24,174	62%	$50,390	60%	$49,040	61%
Premium taxes	4,550	11	4,963	13	9,052	11	9,396	12
Other	10,934	27	9,682	25	23,911	29	22,330	28
Total other underwriting and operating expenses	$41,114	100%	$38,819	100%	$83,353	100%	$80,766	100%

Number of employees at end of period						372		389

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 due to an increase in salaries, wages and bonuses primarily due to an increase in stock compensation expense largely due to shares granted in 2020 and 2021. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes decreased primarily due to a decrease in our effective premium tax rate.

•Other expenses increased primarily as a result of an increase in professional fees partially offset by an increase in ceding commission earned under the QSR Agreement and lower travel expenses. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2021, we incurred interest expense of $2.1 million and $4.1 million, respectively, as compared to $2.6 million and $4.7 million for the three and six months ended June 30, 2020, respectively. Interest expense decreased primarily due to a decrease in the average amounts outstanding under the Credit Facility and a decrease in the weighted average interest rate for borrowings outstanding. For the three and six months ended June 30, 2021, the average amount outstanding under the Credit Facility was $327.7 million and $326.4 million, respectively, as compared to $425.0 million and $330.5 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, the borrowings under the Credit Facility had a weighted average interest rate of 2.29% and 2.30%, respectively, as compared to 2.30% and 2.61% for the three and six months ended June 30, 2020, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $30.6 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively, and $63.2 million and $30.6 million for the six months ended June 30, 2021 and 2020, respectively. The provision for income taxes for the six months ended June 30, 2021 was calculated using an estimated annual effective tax rate of 16.0%. The provision for income taxes for the six months ended June 30, 2020 was based on the actual effective tax rate of 15.7% for the year to date period due to the uncertainty regarding the potential impacts of COVID-19 on our results of operations. For the six months ended June 30, 2021, income tax expense includes $5.7 million of discrete tax expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability. For the six months ended June 30, 2020, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $0.6 million. The tax effects associated with the increase to our deferred state income tax liability is treated as a discrete item in the reporting period in which it occurs and is not considered in determining the 2021 annual effective tax rate above.

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

•the other costs and operating expenses of our business

•the repurchase of common shares under the share repurchase plan approved by our Board of Directors; and

•the payment of dividends on our common shares.

As of June 30, 2021, we had substantial liquidity with cash of $142.1 million, short-term investments of $372.3 million and fixed maturity investments of $4.4 billion. We also had $300 million available capacity under the revolving credit component of our Credit Facility, with $325 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on October 16, 2023. At June 30, 2021, net cash and investments at the holding company were $509.8 million. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2021.

Management believes that the Company has sufficient liquidity available both at the holding company and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, to respond to changes in the business or economic environment related to COVID-19, to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives. We regularly review potential investments and acquisitions, some of which may be material, that, if consummated, would expand our existing business or result in new lines of business, and at any given time we may be in discussions concerning possible transactions. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.

    At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•significant decline in the value of our investments;

•inability to sell investment assets to provide cash to fund operating needs;

•decline in expected revenues generated from operations;

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. For 2021, Essent Guaranty has dividend capacity of $312.1 million and Essent PA has dividend capacity of $5.4 million. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2021, Essent Guaranty had unassigned surplus of approximately $343.0 million and Essent PA had unassigned surplus of approximately $16.4 million. As a result of PMIERs guidance issued by the GSEs, Essent Guaranty may pay a dividend without prior GSE approval in the three months ended September 30, 2021 as long as the dividend payment would not cause its Available Assets to fall below 150% of its Minimum Required Assets. In addition, the guidance specifies that Essent Guaranty and may pay a dividend without prior GSE approval in the three months ended December 31, 2021 as long as the dividend payment would not cause its Available Assets to fall below 115% of its Minimum Required Assets. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2021, Essent Re had total equity of $1.2 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$339,795	$345,785
Net cash used in investing activities	(239,516)	(944,893)
Net cash (used in) provided by financing activities	(60,969)	600,545
Net increase in cash	$39,310	$1,437

Operating Activities

Cash flow provided by operating activities totaled $339.8 million for the six months ended June 30, 2021, as compared to $345.8 million for the six months ended June 30, 2020. The decrease in cash flow provided by operating activities was primarily due to an increase in income tax payments and higher T&L Bond purchases in 2021, largely offset by an increase in premiums collected.

Investing Activities

Cash flow used in investing activities totaled $239.5 million and $944.9 million for the six months ended June 30, 2021 and 2020, respectively. In both periods, cash flow used in investing activities related to investing cash flows from operations. Additionally, in 2020 cash flow used in investing activities included investing $440 million of net proceeds from the completion of a public offering of common shares in June and $200 million of increased borrowings under the Credit Facility.

Financing Activities

Cash flow used in financing activities totaled $61.0 million for the six months ended June 30, 2021, primarily related to the quarterly cash dividends paid in March and June, repurchases of common stock as part of our share repurchase plan and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow provided by financing activities totaled $600.5 million for the six months ended June 30, 2020 primarily related to $440 million of net proceeds from the completion of a public offering of common shares in June and $200 million of increased borrowings under the Credit Facility, partially offset by the quarterly cash dividends paid in March and June and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the six months ended June 30, 2021, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid a dividend to Essent US Holdings, Inc. of $100 million.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through March 31, 2021. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the "ILNs") that Essent Guaranty has entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2021 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,103,784
Contingency reserves	1,705,303
Combined statutory capital	$2,809,087
Combined net risk in force	$29,646,042
Combined risk-to-capital ratio	10.6:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the six months ended June 30, 2021 and 2020, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of June 30, 2021, Essent Re had total stockholders’ equity of $1.2 billion and net risk in force of $14.3 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of June 30, 2021, Essent Guaranty's Available Assets were $3.02 billion and its Minimum Required Assets were $1.73 billion based on our interpretation of PMIERs 2.0.

    Under PMIERs guidance issued by the GSEs effective June 30, 2020, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Area eligible for Individual Assistance and that either 1) is subject to a forbearance plan granted in response to a FEMA Declared Major Disaster, the terms of which are materially consistent with terms of forbearance plans, repayment plans or loan modification trial period offered by Fannie Mae or Freddie Mac, or 2) has an initial missed payment occurring up to either (i) 30 days prior to the first day of the incident period specified in the FEMA Major Disaster Declaration or (ii) 90 days following the last day of the incident period specified in the FEMA Major Disaster Declaration, not to exceed 180 days from the first day of the incident period specified in the FEMA Major Disaster Declaration. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for a non-performing primary mortgage guaranty insurance loan for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments absent a forbearance plan described in 1) above. Further, under temporary provisions provided by the PMIERs guidance, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property that has an initial missed payment occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period). The 0.30 multiplier will be applicable for insured loans in default 1) subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan, repayment plan or loan modification trial period), the terms of which are materially consistent with terms offered by Fannie Mae or Freddie Mac or 2) for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments. The 21,648 COVID-19 defaults included in our June 30, 2021 default inventory fall into categories 1) and 2) above and received the 0.30 multiplier in calculating the PMIERs required assets.

Financial Condition

Stockholders’ Equity

As of June 30, 2021, stockholders’ equity was $4.08 billion, compared to $3.86 billion as of December 31, 2020. Stockholders' equity increased primarily due to net income generated in 2021 partially offset by dividends paid, a decrease in accumulated other comprehensive income related to a decrease in our net unrealized investment gains and the repurchase of common shares under our share repurchase plan.

Investments

As of June 30, 2021, investments totaled $4.9 billion compared to $4.7 billion as of December 31, 2020. In addition, our total cash was $142.1 million as of June 30, 2021, compared to $102.8 million as of December 31, 2020. The increase in investments was primarily due to investing net cash flows from operations during the six months ended June 30, 2021 partially offset by a decrease in our net unrealized investment gains.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$289,961	6.1%	$268,444	5.9%
U.S. agency securities	16,088	0.4	18,085	0.4
U.S. agency mortgage-backed securities	1,006,655	21.2	995,905	21.8
Municipal debt securities(1)	580,894	12.2	551,517	12.1
Non-U.S. government securities	81,528	1.7	61,607	1.3
Corporate debt securities(2)	1,551,712	32.7	1,126,512	24.7
Residential and commercial mortgage securities	461,985	9.7	409,282	9.0
Asset-backed securities	456,069	9.6	454,717	9.9
Money market funds	301,436	6.4	679,304	14.9
Total Investments Available for Sale	$4,746,328	100.0%	$4,565,373	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	77.1%	76.8%
General obligation bonds	20.2	20.3
Certificate of participation bonds	2.1	2.3
Tax allocation bonds	0.6	0.6
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	34.3%	34.9%
Consumer, non-cyclical	18.7	19.1
Communications	11.6	9.3
Industrial	7.3	5.3
Consumer, cyclical	7.0	8.0
Energy	6.1	8.2
Technology	5.9	6.1
Utilities	5.3	5.9
Basic materials	3.6	3.1
Government	0.2	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	June 30, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,251,468	47.4%	$2,564,746	56.2%
Aa1	105,851	2.2	133,100	2.9
Aa2	291,517	6.1	260,462	5.7
Aa3	226,011	4.8	204,917	4.5
A1	306,340	6.5	249,710	5.5
A2	477,726	10.1	401,175	8.8
A3	283,669	6.0	229,882	5.0
Baa1	314,072	6.6	260,602	5.7
Baa2	272,914	5.7	178,926	3.9
Baa3	150,425	3.2	48,199	1.1
Below Baa3	66,335	1.4	33,654	0.7
Total Investments Available for Sale	$4,746,328	100.0%	$4,565,373	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,094,953	23.0%	$1,568,505	34.4%
1 to < 2 Years	549,219	11.6	581,003	12.7
2 to < 3 Years	682,585	14.4	616,069	13.5
3 to < 4 Years	601,629	12.7	426,333	9.3
4 to < 5 Years	446,775	9.4	367,633	8.1
5 or more Years	1,371,167	28.9	1,005,830	22.0
Total Investments Available for Sale	$4,746,328	100.0%	$4,565,373	100.0%

Top Ten Investments Available for Sale Holdings

	June 30, 2021
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 0.250% 5/31/2025	$25,190	$25,570	$(380)	Aaa
2	Fannie Mae 3.500% 1/1/2058	24,349	23,161	1,188	Aaa
3	U.S. Treasury 2.625% 6/30/2023	20,685	19,697	988	Aaa
4	U.S. Treasury 5.250% 11/15/2028	19,572	18,365	1,207	Aaa
5	U.S. Treasury 0.875% 6/30/2026	18,250	18,237	13	Aaa
6	U.S. Treasury 1.500% 8/15/2026	18,028	17,457	571	Aaa
7	Fannie Mae 2.000% 8/1/2050	17,624	18,002	(378)	Aaa
8	U.S. Treasury 0.125% 10/15/2023	17,551	17,601	(50)	Aaa
9	Freddie Mac 4.000% 11/1/2048	15,768	15,395	373	Aaa
10	Freddie Mac 2.500% 7/1/2050	15,464	15,643	(179)	Aaa
Total		$192,481	$189,128	$3,353
Percent of Investments Available for Sale		4.1%

(1)As of June 30, 2021, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2021:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
North Texas Tollway System	$9,298	$8,892	A2
University of Houston	6,600	6,306	Aa2
Texas A&M University	6,260	5,785	Aaa
State of Texas	5,743	5,374	Aaa
City of Houston TX Combined Utility System Revenue	5,101	4,584	Aa2
LCRA Transmission Services Corp	3,146	3,025	A2
Dallas Fort Worth International Airport	3,120	3,005	A2
City of Austin TX Electric Utility Revenue	2,345	2,119	Aa3
Harris County-Houston Sports Authority	2,291	2,055	A2
City of Houston TX	2,236	2,069	Aa3
North Texas Municipal Water District	2,044	1,911	Aaa
Lifeschool of Dallas	1,845	1,847	Aaa
City of Dallas TX	1,845	1,648	Aa3
City of Houston TX Airport System Revenue	1,736	1,657	A1
Houston Community College System	1,622	1,665	Aaa
City of Fort Worth TX Water & Sewer System Revenue	1,517	1,436	Aa1
Tarrant Regional Water District Water Supply System Revenue	1,510	1,418	Aaa
City of San Antonio TX Airport System	1,285	1,177	A1
City of Corpus Christi TX Utility System Revenue	1,174	1,062	Aa3
Harris County Toll Road Authority	1,040	1,003	Aa1
Texas Tech University System	1,004	1,000	Aa1
Central Texas Turnpike System	989	938	Baa1
Metropolitan Transit Authority of Harris County Sales & Use Tax Revenue	931	910	Aaa
Denton Independent School District	895	895	Aaa
Frisco Independent School District	863	868	Aaa
County of Fort Bend TX	861	786	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	617	581	A3
San Jacinto Community College District	582	536	Aa3
City of Houston TX Reinvestment Zone No 16	353	332	A2
Austin Independent School District	297	296	Aaa
	$69,150	$65,180

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$12,963	$12,099	Aa1
Metropolitan Transportation Authority	7,695	7,163	A3
The Port Authority of New York and New Jersey	7,641	7,200	Aa3
State of New York Personal Income Tax Revenue	7,336	6,824	Aa2
City of New York NY	7,226	6,475	Aa2
New York City Water & Sewer System	6,627	6,415	Aa1
Long Island Power Authority	4,132	3,983	A2
The Research Foundation of State University of New York	3,338	3,020	A1
New York State Dormitory Authority	2,876	2,732	A1
TSASC, Inc.	2,509	2,164	A2
City of Yonkers NY	2,424	2,299	A3
County of Nassau NY	2,178	1,972	A2
New York City Transitional Finance Authority Building Aid Revenue	1,575	1,490	Aa3
Town of Oyster Bay NY	1,052	1,023	Aa2
Yankee Stadium LLC	851	797	A2
	$70,423	$65,656

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
State of California	$7,630	$6,828	Aa2
City of Carson CA	4,515	4,420	Aa3
San Jose Unified School District	4,045	4,090	Aa1
California Infrastructure & Economic Development Bank	3,765	3,765	Aaa
City of Long Beach CA Harbor Revenue	3,478	3,211	Aa2
City of Los Angeles Department of Airports	3,261	3,020	Aa3
County of Kern CA	3,007	2,739	Baa2
City of San Francisco CA Public Utilities Commission Water Revenue	2,979	3,007	Aa2
County of Riverside CA	2,793	2,575	A2
Foothill-Eastern Transportation Corridor Agency	2,370	2,350	A2
Bay Area Toll Authority	2,126	2,124	Aa3
Compton Community College District	1,686	1,520	A1
Los Angeles Unified School District/CA	1,507	1,416	Aa3
Kaiser Foundation Hospitals	1,464	1,342	Aa3
University of California	1,363	1,303	Aa2
City of Los Angeles CA	1,347	1,197	Aa3
City of El Cajon CA	1,309	1,285	Aa2
Port of Oakland	1,293	1,286	A1
City of Torrance CA	1,274	1,250	Aa2
Pomona Redevelopment Agency Successor Agency	1,135	1,000	Aa2
Cathedral City Redevelopment Agency Successor Agency	1,130	1,049	Aa2
City of El Monte CA	1,053	1,000	Aa2
County of Sacramento CA	1,016	910	A3
Alameda Corridor Transportation Authority	939	890	A3
County of San Bernardino CA	769	749	Aa3
California Independent System Operator Corp	732	725	A1
California County Tobacco Securitization Agency	521	484	A3
San Bernardino City Unified School District	376	375	A1
Oxnard Union High School District	248	250	Aa2
City of San Jose CA	204	205	Aa2
City of Riverside CA	159	155	Aa2
	$59,494	$56,520

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2021, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.6 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2021, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2021.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2021	—	N/A	—
May 1 - May 31, 2021	2,465	$47.99	—
June 1 - June 30, 2021	391,316	$46.98	391,316
Total	393,781		391,316	$231,614

(1)As of June 30, 2021, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2021, of which $18.4 million had been utilized. The remaining $231.6 million in the table represents the amount available to repurchase shares under the share repurchase plan as of June 30, 2021. In July 2021, the Company repurchased an additional 586 thousand shares at a total cost of $25.8 million. After the July repurchases, the amount remaining under the share repurchase plan was $205.8 million.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 6, 2021	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 6, 2021	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2021	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)