Form 10-Q
period 2021-09-30
Essent Group Ltd.
filed 2021-11-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of November 2, 2021 was 110,432,477.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2021 — $4,462,616; 2020 — $3,677,815)	$4,560,235	$3,838,513
Short-term investments available for sale, at fair value (amortized cost: 2021 — $309,781; 2020 — $726,875)	309,782	726,860
Total investments available for sale	4,870,017	4,565,373
Other invested assets	161,250	88,904
Total investments	5,031,267	4,654,277
Cash	65,825	102,830
Accrued investment income	24,642	19,948
Accounts receivable	47,760	50,140
Deferred policy acquisition costs	13,307	17,005
Property and equipment (at cost, less accumulated depreciation of $63,545 in 2021 and $60,967 in 2020)	12,485	15,095
Prepaid federal income tax	348,286	302,636
Other assets	45,944	40,793
Total assets	$5,589,516	$5,202,724

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$412,956	$374,941
Unearned premium reserve	204,210	250,436
Net deferred tax liability	356,835	305,109
Credit facility borrowings (at carrying value, less unamortized deferred costs of $2,386 in 2021 and $3,280 in 2020)	322,614	321,720
Other accrued liabilities	124,917	87,885
Total liabilities	1,421,532	1,340,091
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 110,915 shares in 2021 and 112,423 shares in 2020	1,664	1,686
Additional paid-in capital	1,493,005	1,571,163
Accumulated other comprehensive income	78,514	138,274
Retained earnings	2,594,801	2,151,510
Total stockholders’ equity	4,167,984	3,862,633
Total liabilities and stockholders’ equity	$5,589,516	$5,202,724

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Net premiums written	$202,348	$222,223	$608,996	$619,870
Decrease in unearned premiums	16,370	35	46,226	20,355
Net premiums earned	218,718	222,258	655,222	640,225
Net investment income	21,573	18,639	65,104	59,138
Realized investment gains, net	221	267	609	2,133
Income (loss) from other invested assets	40,741	(445)	41,389	(217)
Other income	2,283	2,319	9,270	6,676
Total revenues	283,536	243,038	771,594	707,955

Losses and expenses:
(Benefit) provision for losses and LAE	(7,483)	55,280	34,490	239,220
Other underwriting and operating expenses	42,272	37,100	125,625	117,866
Interest expense	2,063	2,227	6,187	6,925
Total losses and expenses	36,852	94,607	166,302	364,011

Income before income taxes	246,684	148,431	605,292	343,944
Income tax expense	41,331	23,895	104,496	54,505
Net income	$205,353	$124,536	$500,796	$289,439

Earnings per share:
Basic	$1.85	$1.11	$4.48	$2.78
Diluted	1.84	1.11	4.47	2.77

Weighted average shares outstanding:
Basic	111,001	111,908	111,708	104,147
Diluted	111,387	112,134	112,070	104,383

Net income	$205,353	$124,536	$500,796	$289,439

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($8,599) and $3,856 in the three months ended September 30, 2021 and 2020 and ($10,944) and $14,469 in the nine months ended September 30, 2021 and 2020	(36,917)	12,036	(59,760)	76,247
Total other comprehensive (loss) income	(36,917)	12,036	(59,760)	76,247
Comprehensive income	$168,436	$136,572	$441,036	$365,686

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Common Shares
Balance, beginning of period	$1,687	$1,686	$1,686	$1,476
Issuance of common shares	—	—	—	207
Issuance of management incentive shares	—	—	9	5
Cancellation of treasury stock	(23)	—	(31)	(2)
Balance, end of period	1,664	1,686	1,664	1,686

Additional Paid-In Capital
Balance, beginning of period	1,558,142	1,561,737	1,571,163	1,118,655
Issuance of common shares, net of issuance costs of $18,894 in 2020	—	(19)	—	439,749
Dividends and dividend equivalents declared	190	163	559	486
Issuance of management incentive shares	—	—	(9)	(5)
Stock-based compensation expense	5,511	4,567	16,075	13,915
Cancellation of treasury stock	(70,838)	—	(94,783)	(6,352)
Balance, end of period	1,493,005	1,566,448	1,493,005	1,566,448

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	115,431	120,398	138,274	56,187
Other comprehensive (loss) income	(36,917)	12,036	(59,760)	76,247
Balance, end of period	78,514	132,434	78,514	132,434

Retained Earnings
Balance, beginning of period	2,409,568	1,939,508	2,151,510	1,808,527
Net income	205,353	124,536	500,796	289,439
Dividends and dividend equivalents declared	(20,120)	(18,068)	(57,505)	(51,990)
Balance, end of period	2,594,801	2,045,976	2,594,801	2,045,976

Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(70,861)	—	(94,814)	(6,354)
Cancellation of treasury stock	70,861	—	94,814	6,354
Balance, end of period	—	—	—	—

Total Stockholders' Equity	$4,167,984	$3,746,544	$4,167,984	$3,746,544

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating Activities
Net income	$500,796	$289,439
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(609)	(2,133)
(Income) loss from other invested assets	(41,389)	217
Distribution of income from other invested assets	1,568	1,010
Depreciation and amortization	2,578	2,522
Stock-based compensation expense	16,075	13,915
Amortization of premium on investment securities	25,300	18,075
Deferred income tax provision	62,670	17,417
Change in:
Accrued investment income	(4,694)	(617)
Accounts receivable	1,780	(4,713)
Deferred policy acquisition costs	3,698	(999)
Prepaid federal income tax	(45,650)	(17,251)
Other assets	(3,319)	(7,563)
Reserve for losses and LAE	38,015	238,375
Unearned premium reserve	(46,226)	(20,355)
Other accrued liabilities	7,574	21,167
Net cash provided by operating activities	518,167	548,506

Investing Activities
Net change in short-term investments	417,078	(637,590)
Purchase of investments available for sale	(1,503,051)	(1,053,494)
Proceeds from maturity of investments available for sale	214,424	185,433
Proceeds from sales of investments available for sale	509,998	426,023
Purchase of other invested assets	(56,166)	(11,381)
Return of investment from other invested assets	16,000	9,046
Purchase of property and equipment	(1,695)	(1,354)
Net cash used in investing activities	(403,412)	(1,083,317)

Financing Activities
Issuance of common shares, net of costs	—	440,018
Credit facility borrowings	25,000	200,000
Credit facility repayments	(25,000)	—
Treasury stock acquired	(94,814)	(6,354)
Payment of issuance costs for credit facility	—	(8)
Dividends paid	(56,946)	(51,504)
Net cash (used in) provided by financing activities	(151,760)	582,152

Net (decrease) increase in cash	(37,005)	47,341
Cash at beginning of year	102,830	71,350
Cash at end of period	$65,825	$118,691

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(35,000)	$(27,500)
Interest payments	(5,321)	(6,566)

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2021 prior to the issuance of these condensed consolidated financial statements.

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

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$327,320	$5,117	$(1,221)	$331,216
U.S. agency securities	5,507	29	—	5,536
U.S. agency mortgage-backed securities	976,415	18,543	(5,406)	989,552
Municipal debt securities (1)	561,493	31,861	(896)	592,458
Non-U.S. government securities	77,424	3,756	(1,186)	79,994
Corporate debt securities (2)	1,487,833	43,907	(7,596)	1,524,144
Residential and commercial mortgage securities	529,822	13,573	(4,209)	539,186
Asset-backed securities	553,127	2,235	(887)	554,475
Money market funds	253,456	—	—	253,456
Total investments available for sale	$4,772,397	$119,021	$(21,401)	$4,870,017

December 31, 2020 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$259,378	$9,088	$(22)	$268,444
U.S. agency securities	17,930	155	—	18,085
U.S. agency mortgage-backed securities	963,670	33,205	(970)	995,905
Municipal debt securities (1)	513,870	37,662	(15)	551,517
Non-U.S. government securities	56,045	5,562	—	61,607
Corporate debt securities (2)	1,070,027	56,864	(379)	1,126,512
Residential and commercial mortgage securities	391,921	18,641	(1,280)	409,282
Asset-backed securities	452,527	3,246	(1,056)	454,717
Money market funds	679,322	—	(18)	679,304
Total investments available for sale	$4,404,690	$164,423	$(3,740)	$4,565,373

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	78.0%	76.8%
General obligation bonds	19.4	20.3
Certificate of participation bonds	2.0	2.3
Tax allocation bonds	0.6	0.6
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	35.8%	34.9%
Consumer, non-cyclical	19.2	19.1
Communications	11.7	9.3
Industrial	7.6	5.3
Consumer, cyclical	6.4	8.0
Energy	5.5	8.2
Technology	5.4	6.1
Utilities	4.9	5.9
Basic materials	3.4	3.1
Government	0.1	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$41,836	$41,915
Due after 1 but within 5 years	253,103	255,311
Due after 5 but within 10 years	31,396	32,960
Due after 10 years	985	1,030
Subtotal	327,320	331,216
U.S. agency securities:
Due in 1 year	5,507	5,536
Subtotal	5,507	5,536
Municipal debt securities:
Due in 1 year	9,058	9,099
Due after 1 but within 5 years	120,844	126,574
Due after 5 but within 10 years	220,458	235,041
Due after 10 years	211,133	221,744
Subtotal	561,493	592,458
Non-U.S. government securities:
Due in 1 year	4,370	4,426
Due after 1 but within 5 years	24,290	25,795
Due after 5 but within 10 years	21,457	23,497
Due after 10 years	27,307	26,276
Subtotal	77,424	79,994
Corporate debt securities:
Due in 1 year	174,413	175,621
Due after 1 but within 5 years	664,536	681,475
Due after 5 but within 10 years	398,353	410,404
Due after 10 years	250,531	256,644
Subtotal	1,487,833	1,524,144
U.S. agency mortgage-backed securities	976,415	989,552
Residential and commercial mortgage securities	529,822	539,186
Asset-backed securities	553,127	554,475
Money market funds	253,456	253,456
Total investments available for sale	$4,772,397	$4,870,017

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Realized gross gains	$654	$391	$1,422	$4,916
Realized gross losses	433	124	813	2,354

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$192,231	$(1,221)	$—	$—	$192,231	$(1,221)
U.S. agency mortgage-backed securities	431,344	(5,119)	23,894	(287)	455,238	(5,406)
Municipal debt securities	64,368	(896)	—	—	64,368	(896)
Non-U.S. government securities	23,561	(1,186)	—	—	23,561	(1,186)
Corporate debt securities	413,519	(6,772)	16,215	(824)	429,734	(7,596)
Residential and commercial mortgage securities	230,806	(3,517)	20,589	(692)	251,395	(4,209)
Asset-backed securities	271,485	(717)	18,149	(170)	289,634	(887)
Total	$1,627,314	$(19,428)	$78,847	$(1,973)	$1,706,161	$(21,401)

	Less than 12 months		12 months or more		Total
December 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$28,776	$(22)	$—	$—	$28,776	$(22)
U.S. agency mortgage-backed securities	152,671	(924)	3,007	(46)	155,678	(970)
Municipal debt securities	3,838	(15)	—	—	3,838	(15)
Corporate debt securities	141,803	(379)	—	—	141,803	(379)
Residential and commercial mortgage securities	63,203	(777)	9,516	(503)	72,719	(1,280)
Asset-backed securities	124,165	(483)	65,897	(573)	190,062	(1,056)
Money market funds	99,995	(18)	—	—	99,995	(18)
Total	$614,451	$(2,618)	$78,420	$(1,122)	$692,871	$(3,740)

At September 30, 2021 and December 31, 2020, we held 866 and 363 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at September 30, 2021 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that over 98% of the securities at September 30, 2021 had investment-grade ratings. We concluded that gross unrealized losses noted above are principally associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments in the three or nine months ended September 30, 2021. There were no impairments in the three months ended September 30, 2020 and we recorded impairments of $0.4 million in the nine months ended September 30, 2020.

The Company's other invested assets at September 30, 2021 and December 31, 2020 totaled $161.3 million and $88.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). In the three months ended September 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the three and nine months ended September 30, 2021, includes $39.5 million of net unrealized gains, which includes $21.1 million of net unrealized gains that were accumulated in OCI at June 30, 2021 and prior periods.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $83.4 as of September 30, 2021. Approximately 59% of these investments were in limited partnerships invested in real estate, with the remaining limited partnerships invested in financial services, technology, and traditional private equity investments. At September 30, 2021, maximum future funding commitments were $12.8 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next three to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.7 million at September 30, 2021 and $9.7 million at December 31, 2020. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $931.8 million at September 30, 2021 and $1.1 billion at December 31, 2020. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.5 million at September 30, 2021 and $8.5 million at December 31, 2020. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at September 30, 2021 and $12.0 million at December 31, 2020.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Fixed maturities	$23,001	$19,952	$69,037	$61,135
Short-term investments	30	86	158	1,566
Gross investment income	23,031	20,038	69,195	62,701
Investment expenses	(1,458)	(1,399)	(4,091)	(3,563)
Net investment income	$21,573	$18,639	$65,104	$59,138

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net premiums written:
Direct	$229,228	$243,390	$693,434	$677,414
Ceded (1)	(26,880)	(21,167)	(84,438)	(57,544)
Net premiums written	$202,348	$222,223	$608,996	$619,870

Net premiums earned:
Direct	$245,598	$243,425	$739,660	$697,769
Ceded (1)	(26,880)	(21,167)	(84,438)	(57,544)
Net premiums earned	$218,718	$222,258	$655,222	$640,225

(1)Net of profit commission.

Quota Share Reinsurance

    Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. As Essent Guaranty did not exercise its option to terminate the QSR Agreement effective December 31, 2021, the maximum profit commission that Essent Guaranty could earn will increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $5.0 billion as of September 30, 2021.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of September 30, 2021:

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
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of September 30, 2021:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$10,456,730	$2,819,155	$216,480	$—		$216,480	$207,228
2017	9,626,915	2,477,614	242,123	165,167	(6)	407,290	217,662
2018	10,872,992	2,769,084	325,537	76,144	(7)	401,681	249,595
2019 (3)	13,147,399	3,359,701	495,889	55,102	(8)	550,991	215,198
2019 & 2020 (4)	34,844,588	8,778,381	233,980	—		233,980	465,690
2020 & 2021 (5)	53,337,485	12,988,275	557,911	—		557,911	278,956
Total	$132,286,109	$33,192,210	$2,071,920	$296,413		$2,368,333	$1,634,329

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of September 30, 2021:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$567	$46	$613
Radnor Re 2019-1 Ltd.	325,537	(2,112)	87	(2,025)
Radnor Re 2019-2 Ltd.	216,480	(1,520)	24	(1,496)
Radnor Re 2020-1 Ltd.	495,889	(1,192)	153	(1,039)
Radnor Re 2020-2 Ltd.	233,980	(503)	23	(480)
Radnor Re 2021-1 Ltd.	557,911	(734)	268	(466)
Total	$2,071,920	$(5,494)	$601	$(4,893)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

(In thousands)	2021	2020
Reserve for losses and LAE at beginning of period	$374,941	$69,362
Less: Reinsurance recoverables	19,061	71
Net reserve for losses and LAE at beginning of period	355,880	69,291
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	83,973	253,567
Prior years	(49,483)	(14,347)
Net incurred losses and LAE during the current period	34,490	239,220
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	231	494
Prior years	4,153	12,178
Net loss and LAE payments during the current period	4,384	12,672
Net reserve for losses and LAE at end of period	385,986	295,839
Plus: Reinsurance recoverables	26,970	11,898
Reserve for losses and LAE at end of period	$412,956	$307,737

For the nine months ended September 30, 2021, $4.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $49.5 million favorable prior year development during

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the nine months ended September 30, 2021. Reserves remaining as of September 30, 2021 for prior years are $302.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2020, $12.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $14.3 million favorable prior year development during the nine months ended September 30, 2020. Reserves remaining as of September 30, 2020 for prior years were $42.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at September 30, 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages that we insure and has the potential to increase claim frequencies on defaults. As of September 30, 2021, insured loans in default totaled 19,721. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we expect the ultimate number of COVID-19-related defaults notices received in April 2020 through September 2020 ("Early COVID Defaults") that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. The credit characteristics of defaults reported in October 2020 through September 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020 we observed a normalization of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. We believe that while defaults in October 2020 through September 2021 were impacted by the pandemic's effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $380.6 million at September 30, 2021 and includes $243.4 million of reserves for Early COVID Defaults. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. A 100 basis point increase or decrease in the reserve rate applied to Early COVID Defaults would result in a corresponding increase or decrease in our reserve for losses and LAE of approximately $35 million as of September 30, 2021. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $625 million. The Credit Facility provides for a $300 million revolving credit facility and $325 million of term loans. The Credit Facility also provides an option to increase the capacity to $775 million. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at September 30, 2021 was 0.35%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on October 16, 2023. As of September 30, 2021, the Company was in compliance with the covenants and $325 million had been borrowed under the Credit Facility with a weighted average interest rate of 2.13%. As of December 31, 2020, $325 million had been borrowed with a weighted average interest rate of 2.19%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the nine months ended September 30, 2021 and 2020. As of September 30, 2021, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2021 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2021, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2020
March 31	$0.16
June 30	0.16
September 30	0.16
December 31	0.16

Total dividends per common share declared and paid	$0.64

Quarter Ended	2021
March 31	$0.16
June 30	0.17
September 30	0.18

Total dividends per common share declared and paid	$0.51

In November 2021, the Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on December 10, 2021, to shareholders of record on December 1, 2021.

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. During the three months ended September 30, 2021, the Company repurchased 1,565,357 common shares, for a total year to date repurchase of 1,956,673 common shares at a cost of $89.2 million leaving $160.8 million remaining unused under the authorized repurchase plan as of September 30, 2021. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2021.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the nine months ended September 30, 2021:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66
Granted	281	15.64	93	43.67	207	47.09	13	45.36
Vested	(113)	45.02	(82)	45.30	(208)	43.83	(9)	38.34
Forfeited	(11)	26.01	(4)	46.01	(25)	48.43	(1)	39.09
Outstanding at September 30, 2021	520	$30.99	160	$45.33	466	$47.94	24	$41.40

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

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 and 2020 awards will vest on March 1, 2022 and March 1, 2023, respectively, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards is

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

$4.0 million. As of September 30, 2021, there was $2.2 million of unrecognized compensation expense related to amending these awards and we expect to recognize the expense over a weighted average period of 1.3 years.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $18.4 million and $18.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $27.7 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2021 and we expect to recognize the expense over a weighted average period of 2.2 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 126,025 in the nine months ended September 30, 2021. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2021.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Compensation expense	$5,511	$4,567	$16,075	$13,915
Income tax benefit	1,111	864	3,156	2,650

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. For 2021, Essent Guaranty has dividend capacity of $312.1 million and Essent PA has dividend capacity of $5.4 million. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At September 30, 2021, Essent Guaranty had unassigned surplus of approximately $377.0 million and Essent PA had unassigned surplus of approximately $16.8 million. Under PMIERs guidance issued by the GSEs effective June 30, 2020 through June 30, 2021, Essent Guaranty was required to obtain GSE written approval before paying a dividend. As a result of PMIERs guidance issued by the GSEs on June 30, 2021, Essent Guaranty may pay a dividend without prior GSE approval in the three months ended September 30, 2021 as long as the dividend payment would not cause its Available Assets to fall below 150% of its Minimum Required Assets. In addition, the guidance specifies that Essent Guaranty may pay a dividend without prior GSE approval in the three months ended December 31, 2021 as long as the dividend payment would not cause its Available Assets to fall below 115% of its Minimum Required Assets. In three and nine months ended September 2021, Essent Guaranty paid dividends of $47.2 million and $147.2 million, respectively, to its parent, Essent US Holdings, Inc. Essent Guaranty did not pay dividends to Essent Group or any intermediate holding companies in the three and nine months ended September 30, 2020. Essent PA did not pay a dividend in the three and nine months ended September 30, 2021 or 2020.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2021, Essent Re had total equity of $1.2 billion.

At September 30, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income	$205,353	$124,536	$500,796	$289,439

Basic weighted average shares outstanding	111,001	111,908	111,708	104,147
Dilutive effect of nonvested shares	386	226	362	236
Diluted weighted average shares outstanding	111,387	112,134	112,070	104,383

Basic earnings per share	$1.85	$1.11	$4.48	$2.78
Diluted earnings per share	$1.84	$1.11	$4.47	$2.77

There were 181,476 and 369,460 antidilutive shares for the three months ended September 30, 2021 and 2020, respectively, and 230,595 and 433,548 antidilutive shares for the nine months ended September 30, 2021 and 2020, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth and relative total shareholder return as of September 30, 2021, the 2021 performance-based share awards would be issuable at 100% of target under the terms of the arrangements if September 30, 2021 was the end of the contingency period, which is 50% of the shares issued.

Based on the compounded annual book value per share growth as of September 30, 2020, the following percentages of the performance-based share awards would have been issuable under the terms of the arrangements if September 30, 2020 was the end of the contingency period:

2018 Performance-Based Grants	100%
2019 Performance-Based Grants	100%
2020 Performance-Based Grants	—%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$143,136	$(27,705)	$115,431	$144,225	$(23,827)	$120,398
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(45,295)	8,548	(36,747)	16,159	(3,910)	12,249
Less: Reclassification adjustment for gains included in net income (1)	(221)	51	(170)	(267)	54	(213)
Net unrealized (losses) gains on investments	(45,516)	8,599	(36,917)	15,892	(3,856)	12,036
Other comprehensive (loss) income	(45,516)	8,599	(36,917)	15,892	(3,856)	12,036
Balance at end of period	$97,620	$(19,106)	$78,514	$160,117	$(27,683)	$132,434

	Nine Months Ended September 30,
	2021			2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$168,324	$(30,050)	$138,274	$69,401	$(13,214)	$56,187
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(70,095)	10,923	(59,172)	92,849	(14,851)	77,998
Less: Reclassification adjustment for gains included in net income (1)	(609)	21	(588)	(2,133)	382	(1,751)
Net unrealized (losses) gains on investments	(70,704)	10,944	(59,760)	90,716	(14,469)	76,247
Other comprehensive (loss) income	(70,704)	10,944	(59,760)	90,716	(14,469)	76,247
Balance at end of period	$97,620	$(19,106)	$78,514	$160,117	$(27,683)	$132,434

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

September 30, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$331,216	$—	$—	$331,216
U.S. agency securities	—	5,536	—	5,536
U.S. agency mortgage-backed securities	—	989,552	—	989,552
Municipal debt securities	—	592,458	—	592,458
Non-U.S. government securities	—	79,994	—	79,994
Corporate debt securities	—	1,524,144	—	1,524,144
Residential and commercial mortgage securities	—	539,186	—	539,186
Asset-backed securities	—	554,475	—	554,475
Money market funds	253,456	—	—	253,456
Total assets at fair value (1) (2)	$584,672	$4,285,345	$—	$4,870,017

December 31, 2020 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$268,444	$—	$—	$268,444
U.S. agency securities	—	18,085	—	18,085
U.S. agency mortgage-backed securities	—	995,905	—	995,905
Municipal debt securities	—	551,517	—	551,517
Non-U.S. government securities	—	61,607	—	61,607
Corporate debt securities	—	1,126,512	—	1,126,512
Residential and commercial mortgage securities	—	409,282	—	409,282
Asset-backed securities	—	454,717	—	454,717
Money market funds	679,304	—	—	679,304
Total assets at fair value (1)	$947,748	$3,617,625	$—	$4,565,373

(1)Does not include the fair value of embedded derivatives, which we have accounted for separately as freestanding derivatives and included in other assets or other accrued liabilities in our condensed consolidated balance sheet. See Note 4 for more information.
(2)Does not include certain other invested assets that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient, as applicable accounting standards do not provide for classification within the fair value hierarchy.

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

(In thousands)	2021	2020
Essent Guaranty
Statutory net income	$364,654	$236,345
Statutory surplus	1,082,334	1,048,040
Contingency reserve liability	1,721,424	1,423,364

Essent PA
Statutory net income	$2,623	$3,745
Statutory surplus	55,779	54,176
Contingency reserve liability	57,205	55,413

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

At September 30, 2021 and 2020, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2021, Essent Guaranty increased its contingency reserve by $221.6 million and Essent PA increased its contingency reserve by $1.2 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the nine months ended September 30, 2021, Essent Guaranty and Essent PA released contingency reserves of $2.0 million and

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

$0.1 million, respectively, to unassigned funds upon completion of the 120 month holding period. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in the nine months ended September 30, 2020.

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

Essent Re's statutory capital and surplus was $1.2 billion as of September 30, 2021 and $1.1 billion as of December 31, 2020. Essent Re's statutory net income was $166.2 million and $100.4 million for the nine months ended September 30, 2021 and 2020, respectively. Statutory capital and surplus as of September 30, 2021 and December 31, 2020 and statutory net income in the nine months ended September 30, 2021 and 2020 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2020 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established and growing private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best. Essent Guaranty's financial strength rating was affirmed by A.M. Best on September 24, 2021.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 343 employees as of September 30, 2021. We generated new insurance written, or NIW, of approximately $23.6 billion and $67.8 billion for the three and nine months ended September 30, 2021, respectively, compared to approximately $36.7 billion and $78.4 billion for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had approximately $208.2 billion of insurance in force, due to our NIW which was offset by cancellations as the persistency rate on our portfolio was 62.2% at September 30, 2021 compared to 60.1% at December 31, 2020.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of September 30, 2021, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.6 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. Essent Re's financial strength rating was affirmed by A.M. Best on September 24, 2021.

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

    In the three and nine months ended September 30, 2021, new defaults remained elevated although at lower levels than those reported in the second through fourth quarters of 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of September 30, 2021. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers ("the QSR Agreement") and an increase in our Minimum Required Assets.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2021 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2021 and 2020, monthly premium policies comprised 96% and 90% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 62.2% at September 30, 2021. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2021. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Income from Other Invested Assets

Income from other invested assets includes the Company's proportionate share of the earnings or losses in our investments principally comprised of limited partnership interests. These interests are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). In the three months ended September 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the three and nine months ended September 30, 2021, includes $39.5 million of net unrealized gains, which includes $21.1 million of net unrealized gains that were accumulated in OCI at June 30, 2021 and prior periods.

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

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as “Triad,” to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. The services agreement provides for a flat monthly fee through November 30, 2022. The services agreement provides for one subsequent one-year renewal at Triad's option.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of September 30, 2021, 83% of our IIF relates to business written since January 1, 2019 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of September 30, 2021, 83% of our IIF relates to business written since January 1, 2019 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020 and remained elevated at September 30, 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As of September 30, 2021, insured loans in default totaled 19,721 compared to 5,841 defaults as of March 31, 2020. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the Early COVID Defaults, we expect the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. We applied a lower reserve rate to the Early COVID Defaults than the rate used for defaults that had missed a comparable number of payments as of March 31, 2020 due to the sudden impact on the economy following the onset of the pandemic. We expect defaulted loans reported to us in the second quarter of 2020 to reach the end of their forbearance period in the fourth quarter of 2021. The credit characteristics of defaults reported in October 2020 through September 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions beginning in the fourth quarter of 2020 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through September 2021 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for Early COVID Defaults that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. It is reasonably possible that our estimate of the losses for the COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. As more fully described in Note 4 to our condensed consolidated financial statements, at September 30, 2021, we had approximately $2.4 billion of excess of loss reinsurance covering NIW from January 1, 2015 to March 31, 2021 and a quota share reinsurance transaction on a portion of our NIW effective September 1, 2019 through December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 64% and 62% of other underwriting and operating expenses for the three and nine months ended September 30, 2021, respectively, compared to 61% of other underwriting and operating expenses for each of the three and nine months ended September 30, 2020. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2021 and 2020 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
IIF, beginning of period	$203,559,859	$174,646,273	$198,882,352	$164,005,853
NIW - Flow	23,579,884	36,664,583	67,838,752	78,377,094
NIW - Bulk	—	—	—	151
Cancellations	(18,923,194)	(20,499,564)	(58,504,555)	(51,571,806)
IIF, end of period	$208,216,549	$190,811,292	$208,216,549	$190,811,292
Average IIF during the period	$206,732,478	$183,135,315	$201,623,472	$172,595,003
RIF, end of period	$45,074,159	$41,219,216	$45,074,159	$41,219,216

The following is a summary of our IIF at September 30, 2021 by vintage:

($ in thousands)	$	%
2021 (through September 30)	$65,623,701	31.5%
2020	83,556,296	40.1
2019	23,609,156	11.3
2018	11,062,279	5.3
2017	9,881,021	4.8
2016 and prior	14,484,096	7.0
	$208,216,549	100.0%

Average Net Premium Rate

Our average net premium rate is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For the three and nine months ended September 30, 2021, our average net premium rate was 0.40% and 0.41%, respectively, compared to 0.46% and 0.47% for the three and nine months ended September 30, 2020, respectively. We anticipate that the continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF will reduce our average net premium rate in future periods.

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

As of September 30, 2021, our combined net risk in force for our U.S. insurance companies was $30.8 billion and our combined statutory capital was $2.9 billion, resulting in a risk-to-capital ratio of 10.5 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Net premiums written	$202,348	$222,223	$608,996	$619,870
Decrease in unearned premiums	16,370	35	46,226	20,355
Net premiums earned	218,718	222,258	655,222	640,225
Net investment income	21,573	18,639	65,104	59,138
Realized investment gains, net	221	267	609	2,133
Income (loss) from other invested assets	40,741	(445)	41,389	(217)
Other income	2,283	2,319	9,270	6,676
Total revenues	283,536	243,038	771,594	707,955

Losses and expenses:
(Benefit) provision for losses and LAE	(7,483)	55,280	34,490	239,220
Other underwriting and operating expenses	42,272	37,100	125,625	117,866
Interest expense	2,063	2,227	6,187	6,925
Total losses and expenses	36,852	94,607	166,302	364,011
Income before income taxes	246,684	148,431	605,292	343,944
Income tax expense	41,331	23,895	104,496	54,505
Net income	$205,353	$124,536	$500,796	$289,439

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

For the three months ended September 30, 2021, we reported net income of $205.4 million, compared to net income of $124.5 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we reported net income of $500.8 million, compared to net income of $289.4 million for the nine months ended September 30, 2020. The increase in our operating results in three months ended September 30, 2021 over the same period in 2020 was primarily due to a decrease in the provision for losses and LAE and an increase in income from other invested assets, partially offset by an increase in income tax expense. The increase in our operating results in nine months ended September 30, 2021 over the same period in 2020 was primarily due to a decrease in the provision for losses and LAE and increases in income from other invested assets and net premiums earned, partially offset by an increase in income tax expense.

Net Premiums Written and Earned

Net premiums earned decreased in the three months ended September 30, 2021 by 2%, compared to the three months ended September 30, 2020 primarily due to the increase in premiums ceded under third-party reinsurance agreements, partially offset by the increase in our average IIF from $183.1 billion at September 30, 2020 to $206.7 billion at September 30, 2021. Net premiums earned increased in the nine months ended September 30, 2021 by 2% compared to the nine months ended September 30, 2020 due to the increase in our average IIF from $172.6 billion at September 30, 2020 to $201.6 billion at September 30, 2021, partially offset by an increase in premiums ceded under third-party reinsurance agreements. The average net premium rate was 0.40% and 0.41% for the three and nine months ended September 30, 2021, respectively, and 0.46% and 0.47% for the three and nine months ended September 30, 2020, respectively. The decrease in the average net premium rate in the three and nine month periods ended September 30, 2021 was a result of an increase in ceded premiums, changes in the mix of mortgages we insure, in part due to lower persistency, changes in our pricing and a decrease in premiums earned on the cancellation of non-refundable single premium policies. In the three months ended September 30, 2021 ceded premiums increased to $26.9 million from $21.2 million for the same period of 2020 due to a new third-party reinsurance agreement entered into in 2021. In the nine months ended September 30, 2021, ceded premiums increased to $84.4 million from $57.5 million for the same period of 2020 due to additional risk ceded under our QSR Agreement and new third-party reinsurance agreements entered in the fourth quarter of 2020 and in 2021. In the three and nine months ended September 30, 2021, premiums earned on the cancellation of non-refundable single premium policies decreased to $14.0 million and $49.5 million, respectively, from $24.6 million and $65.9 million in the three and nine months ended September 30, 2020, respectively, as a result of a decrease in existing borrowers refinancing their mortgages during 2021 as compared to 2020.

Net premiums written decreased in the three months ended September 30, 2021 by 9%, compared to the three months ended September 30, 2020 primarily due to an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing, partially offset by the increase in average IIF in the respective period. Net premiums written decreased in the nine months ended September 30, 2021 by 2%, compared to the nine months ended September 30, 2020 primarily due to an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing, partially offset by an increase in average IIF in the respective periods.

In the three months ended September 30, 2021 and 2020, unearned premiums decreased by $16.4 million and $35 thousand, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $8.8 million and $40.0 million, respectively, which was offset by $25.2 million and $40.0 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2021 and 2020, unearned premiums decreased by $46.2 million and $20.4 million, respectively. This was a result of net premiums written on single premium policies of $39.6 million and $92.8 million, respectively, which was offset by $85.8 million and $113.2 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Fixed maturities	$23,001	$19,952	$69,037	$61,135
Short-term investments	30	86	158	1,566
Gross investment income	23,031	20,038	69,195	62,701
Investment expenses	(1,458)	(1,399)	(4,091)	(3,563)
Net investment income	$21,573	$18,639	$65,104	$59,138

The increase in net investment income for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was due to the increase in the weighted average balance of our investment portfolio. The average cash and investment portfolio balance increased to $4.8 billion for the three months ended September 30, 2021 from $4.4 billion for the three months ended September 30, 2020. The average cash and investment portfolio balance increased to $4.7 billion for the nine months ended September 30, 2021 from $3.9 billion for the nine months ended September 30, 2020. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations, proceeds from the public offering of common shares completed in June 2020 and increased borrowings under the Credit Facility. The pre-tax investment income yield increased from 1.8% in the three months ended September 30, 2020 to 1.9% in the three months ended September 30, 2021 primarily due to a decrease in the share of our investments allocated to cash. The pre-tax investment income yield decreased from 2.1% in the nine months ended September 30, 2020 to 2.0% in the nine months ended September 30, 2021. primarily due to a general decline in investment yields due to declining interest rates and an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended September 30, 2021 was $40.7 million as compared to a loss of $0.4 million for the three months ended September 30, 2020. Income from other invested assets for the nine months ended September 30, 2021 was $41.4 million compared to a loss of $0.2 million for the nine months ended September 30, 2020. Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). In the three months ended September 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the three and nine months ended September 30, 2021, includes $39.5 million of net unrealized gains, which includes $21.1 million of net unrealized gains that were accumulated in OCI at June 30, 2021 and prior periods.

Other Income

Other income was $2.3 million for each of the three months ended September 30, 2021 and 2020. Other income for the nine months ended September 30, 2021 was $9.3 million compared to $6.7 million for the nine months ended September 30, 2020. The increase in other income for the nine months ended September 30, 2021 as compared to the comparable period of 2020 was primarily due to an increase in underwriting consulting services to third-party reinsurers and changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the nine months ended September 30, 2021 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $1.1 million compared to a net unfavorable decrease of $2.4 million in the nine months ended September 30, 2020. Other income also includes Triad service fee income and contract underwriting revenues.

Provision for Losses and Loss Adjustment Expenses

The decrease in the provision for losses and LAE in the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was primarily due to a decrease in new defaults reported and cure activity for defaults with reserves using our normal reserve methodology in the three and nine months ended September 30, 2021 as compared to the comparable periods of 2020.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning default inventory	23,504	38,068	31,469	5,947
Plus: new defaults	5,132	12,614	17,488	53,904
Less: cures	(8,862)	(15,135)	(29,052)	(24,032)
Less: claims paid	(41)	(67)	(148)	(329)
Less: rescissions and denials, net	(12)	(16)	(36)	(26)
Ending default inventory	19,721	35,464	19,721	35,464

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of September 30,
	2021	2020
Case reserves (in thousands) (1)	$380,036	$280,447
Total reserves (in thousands) (1)	$411,567	$307,019
Ending default inventory	19,721	35,464
Average case reserve per default (in thousands)	$19.3	$7.9
Average total reserve per default (in thousands)	$20.9	$8.7
Default rate	2.47%	4.54%
Claims received included in ending default inventory	52	46

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.4 million and $718 thousand as of September 30, 2021 and 2020, respectively.

The increase in the average case reserve per default was primarily due to cure activity for Early COVID Defaults. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we expect the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. As a result of cure activity for the Early COVID Defaults during the nine months ended September 30, 2021, the average reserve per Early COVID Default has increased from approximately 16% as of December 31, 2020 to approximately 45% as of September 30, 2021. The credit characteristics of defaults reported in October 2020 through September 2021 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, the economic conditions during the fourth quarter of 2020 through the third quarter of 2021 have been different than those experienced in the second and third quarters of 2020. We believe that while defaults in October 2020 through September 2021 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. The reserve for losses and LAE on COVID-19 defaults was $380.6 million at September 30, 2021 and includes $243.4 million of reserves for Early COVID Defaults.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Reserve for losses and LAE at beginning of period	$421,872	$250,890	$374,941	$69,362
Less: Reinsurance recoverables	27,286	7,761	19,061	71
Net reserve for losses and LAE at beginning of period	394,586	243,129	355,880	69,291
Add provision for losses and LAE occurring in:
Current period	11,373	56,372	83,973	253,567
Prior years	(18,856)	(1,092)	(49,483)	(14,347)
Incurred losses and LAE during the current period	(7,483)	55,280	34,490	239,220
Deduct payments for losses and LAE occurring in:
Current period	103	205	231	494
Prior years	1,014	2,365	4,153	12,178
Loss and LAE payments during the current period	1,117	2,570	4,384	12,672
Net reserve for losses and LAE at end of period	385,986	295,839	385,986	295,839
Plus: Reinsurance recoverables	26,970	11,898	26,970	11,898
Reserve for losses and LAE at end of period	$412,956	$307,737	$412,956	$307,737

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of September 30, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,823	20%	$20,438	5%	$223,065	9%
Four to eleven payments	6,738	34	103,062	27	426,282	24
Twelve or more payments	9,108	46	254,499	67	595,444	43
Pending claims	52	—	2,037	1	2,516	81
Total case reserves (1)	19,721	100%	380,036	100%	$1,247,307	30
IBNR			28,503
LAE			3,028
Total reserves for losses and LAE (1)			$411,567

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.4 million as of September 30, 2021.

	As of September 30, 2020
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	9,237	26%	$58,296	21%	$554,524	11%
Four to eleven payments	25,290	71	194,892	69	1,697,419	11
Twelve or more payments	891	3	24,842	9	48,612	51
Pending claims	46	—	2,417	1	2,840	85
Total case reserves (2)	35,464	100%	280,447	100%	$2,303,395	12
IBNR			21,034
LAE			5,538
Total reserves for losses and LAE (2)			$307,019

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $718 thousand as of September 30, 2020.

During the three months ended September 30, 2021, the provision for losses and LAE was a benefit of $7.5 million, comprised of $18.9 million of favorable prior years’ loss development partially offset by a provision of $11.4 million for current year losses. During the three months ended September 30, 2020, the provision for losses and LAE was $55.3 million, comprised of $56.4 million of current year losses partially offset by $1.1 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2021, the provision for losses and LAE was $34.5 million, comprised of $84.0 million of current year losses partially offset by $49.5 million of favorable prior years’ loss development. During the nine months ended September 30, 2020, the provision for losses and LAE was $239.2 million, comprised of $253.6 million of current year losses partially offset by $14.3 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Number of claims paid	41	67	148	329
Amount of claims paid	$1,069	$2,557	$4,212	$12,432
Claim severity	60%	77%	63%	78%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$27,236	64%	$22,701	61%	$77,626	62%	$71,741	61%
Premium taxes	4,593	11	5,412	15	13,645	11	14,808	13
Other	10,443	25	8,987	24	34,354	27	31,317	26
Total other underwriting and operating expenses	$42,272	100%	$37,100	100%	$125,625	100%	$117,866	100%

Number of employees at end of period						343		383

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 due to increased incentive compensation, severance associated with the departure of a former executive and increased stock compensation expense largely due to shares granted in 2020 and 2021. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes decreased primarily due to a decrease in our effective premium tax rate.

•Other expenses increased primarily as a result of increases in professional fees and amortization of net deferred acquisition costs partially offset by an increase in ceding commission earned under the QSR Agreement and lower travel expenses. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and nine months ended September 30, 2021, we incurred interest expense of $2.1 million and $6.2 million, respectively, as compared to $2.2 million and $6.9 million for the three and nine months ended September 30, 2020, respectively. In the three months ended September 30, 2021, interest expense decreased primarily due to a decrease in the average amounts outstanding under the Credit Facility, partially offset by an increase in the weighted average interest rate for borrowings outstanding. In the nine months ended September 30, 2021, interest expense decreased primarily due to a decrease in the average amounts outstanding under the Credit Facility and a decrease in the weighted average interest rate for borrowings outstanding. For the three and nine months ended September 30, 2021, the average amount outstanding under the Credit Facility was $325.0 million and $325.9 million, respectively, as compared to $425.0 million and $362.0 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the borrowings under the Credit Facility had a weighted average interest rate of 2.17% and 2.30%, respectively, as compared to 1.96% and 2.37% for the three and nine months ended September 30, 2020, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $41.3 million and $23.9 million for the three months ended September 30, 2021 and 2020, respectively, and $104.5 million and $54.5 million for the nine months ended September 30, 2021 and 2020, respectively. The provision for income taxes for the nine months ended September 30, 2021 was calculated using an estimated annual effective tax rate of 15.9% as compared to an estimated annual effective tax rate of 16.0% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, income tax expense includes $8.3 million of discrete tax expense associated with realized and unrealized gains and losses and $5.7 million of discrete tax expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability. For the nine months ended September 30, 2020, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $0.5 million. The tax effects associated with realized and unrealized gains and losses, the increase to our deferred state income tax liability and vesting of common shares and common share units are treated as a discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of September 30, 2021, we had substantial liquidity with cash of $65.8 million, short-term investments of $309.8 million and fixed maturity investments of $4.6 billion. We also had $300 million available capacity under the revolving credit component of our Credit Facility, with $325 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on October 16, 2023. Holding company net cash and investments available for sale at Essent Group and Essent US Holdings, Inc. totaled $513.0 million at September 30, 2021. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at September 30, 2021.

Management believes that the Company has sufficient liquidity available both at its holding companies and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. For 2021, Essent Guaranty has dividend capacity of $312.1 million and Essent PA has dividend capacity of $5.4 million. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2021, Essent Guaranty had unassigned surplus of approximately $377.0 million and Essent PA had unassigned surplus of approximately $16.8 million. As a result of PMIERs guidance issued by the GSEs, Essent Guaranty may pay a dividend without prior GSE approval in the three months ended September 30, 2021 as long as the dividend payment would not cause its Available Assets to fall below 150% of its Minimum Required Assets. In addition, the guidance specifies that Essent Guaranty and may pay a dividend without prior GSE approval in the three months ended December 31, 2021 as long as the dividend payment would not cause its Available Assets to fall below 115% of its Minimum Required Assets. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2021, Essent Re had total equity of $1.2 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At September 30, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$518,167	$548,506
Net cash used in investing activities	(403,412)	(1,083,317)
Net cash (used in) provided by financing activities	(151,760)	582,152
Net (decrease) increase in cash	$(37,005)	$47,341

Operating Activities

Cash flow provided by operating activities totaled $518.2 million for the nine months ended September 30, 2021, as compared to $548.5 million for the nine months ended September 30, 2020. The decrease in cash flow provided by operating activities was primarily due to an increase in income tax payments and higher T&L Bond purchases in 2021, partially offset by an increase in premiums collected.

Investing Activities

Cash flow used in investing activities totaled $403.4 million and $1.1 billion for the nine months ended September 30, 2021 and 2020, respectively. In both periods, cash flow used in investing activities related to investing cash flows from operations. Additionally, in 2020 cash flow used in investing activities included investing $440 million of net proceeds from the completion of a public offering of common shares in June and $200 million of increased borrowings under the Credit Facility.

Financing Activities

Cash flow used in financing activities totaled $151.8 million for the nine months ended September 30, 2021, primarily related to the quarterly cash dividends paid in March, June and September, repurchases of common stock as part of our share repurchase plan and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow provided by financing activities totaled $582.2 million for the nine months ended September 30, 2020, primarily related to $440 million of net proceeds from the completion of a public offering of common shares in June and $200 million of increased borrowings under the Credit Facility, partially offset by the quarterly cash dividends paid in March, June and September and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three and nine months ended September 30, 2021, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $47.2 million and $147.2 million, respectively.

During the nine months ended September 30, 2020, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty did not pay dividends to Essent Group or any intermediate holding companies.

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

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of September 30, 2021 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,138,173
Contingency reserves	1,778,629
Combined statutory capital	$2,916,802
Combined net risk in force	$30,766,379
Combined risk-to-capital ratio	10.5:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the nine months ended September 30, 2021 and 2020, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of September 30, 2021, Essent Re had total stockholders’ equity of $1.2 billion and net risk in force of $15.5 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of September 30, 2021, Essent Guaranty's Available Assets were $3.16 billion or 162% of its Minimum Required Assets of $1.95 billion based on our interpretation of PMIERs 2.0.

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

Financial Condition

Stockholders’ Equity

As of September 30, 2021, stockholders’ equity was $4.17 billion, compared to $3.86 billion as of December 31, 2020. Stockholders' equity increased primarily due to net income generated in 2021 partially offset by dividends paid, a decrease in accumulated other comprehensive income related to a decrease in our net unrealized investment gains and the repurchase of common shares under our share repurchase plan.

Investments

As of September 30, 2021, investments totaled $5.0 billion compared to $4.7 billion as of December 31, 2020. In addition, our total cash was $65.8 million as of September 30, 2021, compared to $102.8 million as of December 31, 2020. The increase in investments was primarily due to investing net cash flows from operations during the nine months ended September 30, 2021 partially offset by a decrease in our net unrealized investment gains.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$331,216	6.8%	$268,444	5.9%
U.S. agency securities	5,536	0.1	18,085	0.4
U.S. agency mortgage-backed securities	989,552	20.3	995,905	21.8
Municipal debt securities(1)	592,458	12.2	551,517	12.1
Non-U.S. government securities	79,994	1.6	61,607	1.3
Corporate debt securities(2)	1,524,144	31.3	1,126,512	24.7
Residential and commercial mortgage securities	539,186	11.1	409,282	9.0
Asset-backed securities	554,475	11.4	454,717	9.9
Money market funds	253,456	5.2	679,304	14.9
Total Investments Available for Sale	$4,870,017	100.0%	$4,565,373	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	78.0%	76.8%
General obligation bonds	19.4	20.3
Certificate of participation bonds	2.0	2.3
Tax allocation bonds	0.6	0.6
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	35.8%	34.9%
Consumer, non-cyclical	19.2	19.1
Communications	11.7	9.3
Industrial	7.6	5.3
Consumer, cyclical	6.4	8.0
Energy	5.5	8.2
Technology	5.4	6.1
Utilities	4.9	5.9
Basic materials	3.4	3.1
Government	0.1	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	September 30, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,356,302	48.4%	$2,564,746	56.2%
Aa1	106,743	2.2	133,100	2.9
Aa2	320,018	6.6	260,462	5.7
Aa3	212,516	4.4	204,917	4.5
A1	288,177	5.9	249,710	5.5
A2	459,205	9.4	401,175	8.8
A3	293,220	6.0	229,882	5.0
Baa1	302,771	6.2	260,602	5.7
Baa2	260,360	5.4	178,926	3.9
Baa3	190,999	3.9	48,199	1.1
Below Baa3	79,706	1.6	33,654	0.7
Total Investments Available for Sale	$4,870,017	100.0%	$4,565,373	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,181,803	24.3%	$1,568,505	34.4%
1 to < 2 Years	644,007	13.2	581,003	12.7
2 to < 3 Years	530,003	10.9	616,069	13.5
3 to < 4 Years	688,472	14.1	426,333	9.3
4 to < 5 Years	493,847	10.1	367,633	8.1
5 or more Years	1,331,885	27.4	1,005,830	22.0
Total Investments Available for Sale	$4,870,017	100.0%	$4,565,373	100.0%

Top Ten Investments Available for Sale Holdings

	September 30, 2021
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 1.500% 8/15/2026	$34,839	$34,553	$286	Aaa
2	U.S. Treasury 0.250% 5/31/2025	25,174	25,573	(399)	Aaa
3	Fannie Mae 3.500% 1/1/2058	23,079	21,816	1,263	Aaa
4	U.S. Treasury 2.625% 6/30/2023	20,571	19,704	867	Aaa
5	U.S. Treasury 0.875% 6/30/2026	19,573	19,636	(63)	Aaa
6	U.S. Treasury 5.250% 11/15/2028	19,351	18,268	1,083	Aaa
7	U.S. Treasury 0.125% 10/15/2023	17,564	17,603	(39)	Aaa
8	Fannie Mae 2.000% 8/1/2050	16,469	16,958	(489)	Aaa
9	U.S. Treasury 0.375% 1/31/2026	15,161	15,363	(202)	Aaa
10	Freddie Mac 2.500% 5/1/2051	14,956	15,034	(78)	Aaa
Total		$206,737	$204,508	$2,229
Percent of Investments Available for Sale		4.2%

(1)As of September 30, 2021, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2021:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
Texas
North Texas Tollway System	$9,198	$8,868	A2
University of Houston	6,529	6,294	Aa2
Texas A&M University	6,190	5,753	Aaa
Love Field Airport Modernization Corp	5,947	6,128	Aa2
State of Texas	5,694	5,343	Aaa
City of Houston TX Combined Utility System Revenue	5,106	4,569	Aa2
LCRA Transmission Services Corp	3,085	3,008	A2
Dallas Fort Worth International Airport	2,545	2,445	A2
City of Austin TX Electric Utility Revenue	2,326	2,113	Aa3
Harris County-Houston Sports Authority	2,256	2,055	A2
City of Houston TX	2,213	2,058	Aa3
North Texas Municipal Water District	2,017	1,900	Aaa
Lifeschool of Dallas	1,836	1,840	Aaa
City of Dallas TX	1,822	1,642	Aa3
City of Houston TX Airport System Revenue	1,718	1,654	A1
Houston Community College System	1,612	1,665	Aaa
City of Fort Worth TX Water & Sewer System Revenue	1,503	1,427	Aa1
Tarrant Regional Water District Water Supply System Revenue	1,495	1,411	Aaa
City of San Antonio TX Airport System	1,270	1,174	A1
City of Corpus Christi TX Utility System Revenue	1,159	1,058	Aa3
Harris County Toll Road Authority	1,029	996	Aa1
Texas Tech University System	1,003	1,000	Aa1
Central Texas Turnpike System	970	936	Baa1
Metropolitan Transit Authority of Harris County Sales & Use Tax Revenue	925	910	Aaa
Frisco Independent School District	857	861	Aaa
County of Fort Bend TX	849	782	Aa1
Austin-Bergstrom Landhost Enterprises, Inc.	613	579	A3
San Jacinto Community College District	577	533	Aa3
City of Houston TX Reinvestment Zone No 16	352	332	A2
Austin Independent School District	293	295	Aaa
	$72,989	$69,629

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$12,707	$12,064	Aa1
The Port Authority of New York and New Jersey	7,590	7,175	Aa3
Metropolitan Transportation Authority	7,582	7,135	A3
State of New York Personal Income Tax Revenue	7,261	6,799	Aa2
City of New York NY	7,215	6,466	Aa2
New York City Water & Sewer System	6,456	6,393	Aa1
Long Island Power Authority	4,286	4,158	A2
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	3,652	3,652	Aa1
The Research Foundation of State University of New York	3,016	2,750	A1
New York State Dormitory Authority	2,832	2,724	A1
TSASC, Inc.	2,472	2,158	A2
City of Yonkers NY	2,415	2,297	A3
County of Nassau NY	2,149	1,964	A2
New York City Transitional Finance Authority Building Aid Revenue	1,572	1,491	Aa3
Town of Oyster Bay NY	1,041	1,018	Aa2
Yankee Stadium LLC	841	797	A2
	$73,087	$69,041

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of September 30, 2021, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.6 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2021, the effective duration of our investments available for sale was 3.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.8% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2021.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2021	586,169	$44.10	586,169
August 1 - August 31, 2021	472,369	$46.59	472,369
September 1 - September 30, 2021	506,819	$45.39	506,819
Total	1,565,357		1,565,357	$160,753

(1)As of September 30, 2021, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2021, of which $89.2 million had been utilized. The remaining $160.8 million in the table represents the amount available to repurchase shares under the share repurchase plan as of September 30, 2021. In October 2021, the Company repurchased an additional 416 thousand shares at a total cost of $19.5 million. After the October repurchases, the amount remaining under the share repurchase plan was $141.3 million.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1*	Letter Agreement between Essent Guaranty, Inc. and Jeff R. Cashmer dated September 13, 2021
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: November 5, 2021	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 5, 2021	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2021	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)