Form 10-K
period 2021-12-31
Essent Group Ltd.
filed 2022-02-16
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $4,919,953,974 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 11, 2022 was 108,781,121.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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

Risks Related to the COVID-19 Pandemic

•The extent to which the COVID-19 pandemic continues to impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors and future developments that we are not able to predict.

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

•GSE Eligibility. Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, changes in the GSEs' eligibility requirements for mortgage insurers, or changes in the terms on which mortgage insurance coverage may be cancelled, could reduce our revenues or adversely affect our profitability and returns.

•QM and QRM Rules. Changes in the definitions of "Qualified Mortgage" or "Qualified Residential Mortgage" could reduce the size of the mortgage origination market or create incentives to use government mortgage insurance programs over, or other alternatives to, private mortgage insurance.

•Basel Rules. Implementation of the Basel rules may discourage the use of mortgage insurance may discourage the use of private mortgage insurance.

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

•Dividend Restrictions. Dividend income to Essent Group Ltd. or intermediate holding companies from its insurance subsidiaries may be restricted by applicable state and Bermuda insurance laws.

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

PART I

ITEM 1.    BUSINESS

Overview

We are an established private mortgage insurance company. Private mortgage insurance plays a critical role in the U.S. housing finance system. Essent and other private mortgage insurers provide credit protection to lenders and mortgage investors by covering a portion of the unpaid principal balance of a mortgage and certain related expenses in the event of a default. In doing so, we provide private capital to mitigate mortgage credit risk, allowing lenders to make additional mortgage financing available to prospective homeowners.

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

For the years ended December 31, 2021, 2020 and 2019, we generated new insurance written, or NIW, of approximately $84.2 billion, $107.9 billion and $63.6 billion, respectively. As of December 31, 2021, we had approximately $207.2 billion of insurance in force. Our top ten customers represented approximately 41.6%, 35.8% and 42.8% of our NIW on a flow basis for the years ended December 31, 2021, 2020 and 2019, respectively. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service ("Moody's"), BBB+ with a stable outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2021, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.8 billion of risk. Essent Re also reinsures Essent Guaranty, Inc.'s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 remains at 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team of 343 employees as of December 31, 2021.

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. The extent to which the COVID-19 pandemic may have a material impact on our business and financial results will depend on numerous evolving factors and future developments, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures, including U.S. vaccination efforts; the spread of virus mutations and variants, including those with greater transmissibility and/or mortality; the extent and duration of the effect on the economy, inflation, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.

Under forbearance plans adopted by the GSEs and implemented by servicers, eligible homeowners were permitted to temporarily reduce or suspend their mortgage payments for up to 18 months if they were in an active COVID-19 related forbearance as of February 28, 2021. Because a mortgage loan in forbearance is deemed to be delinquent, we have provided loss reserves on these loans once the borrower has missed two consecutive payments. However, we believe providing borrowers time to recover from the adverse financial impact of the COVID-19 event may allow some families to be able to remain in their homes and avoid foreclosure. For borrowers who have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status.

In 2021, we began to see signs of economic recovery as vaccines became widely available to the American public and most sectors were able to safely reestablish normal operations during the second and third quarters of 2021. As a result, many of the loans that entered into forbearance plans in 2020 began to exit forbearance during 2021, largely pursuant to repayment plans or loan modifications that brought those loans into current status. However, as of December 31, 2021, 16,963 of our insured loans, representing approximately 2.2% of our aggregate policies in force, were in default status, down from 31,469 loans in default as of December 31, 2020.

The COVID-19 pandemic has also had a significant impact on our human capital management. A majority of our workforce worked remotely beginning in the first quarter of 2020. We reopened most of our our office locations in 2021 to provide our employees an in-office opportunity. We support a healthy work environment by implementing new health and safety policies and practices, including following CDC and other health authority guidance and local regulations. We have not furloughed or conducted any employee layoffs due solely to the pandemic.

For more information on how COVID-19 has, and may continue to, impact us, our employees and our results of operations, see "—Human Capital Management", "Risk Factors—Risks Related to the COVID-19 Pandemic", and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19".

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $12.3 trillion of debt outstanding as of September 30, 2021, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $6.1 trillion, or 49.5%, of total U.S. residential mortgage debt outstanding as of September 30, 2021. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 2002 through 2021, an average of 25.9% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2021, total U.S. residential mortgage origination volume was estimated at $3.99 trillion, comprised of $1.65 trillion of purchase originations and $2.34 trillion of refinancing originations. The mortgage market in 2021 continued to be driven by historically low interest rates resulting from the COVID-19 pandemic and related economic conditions and fiscal stimulus programs enacted by the U.S. government and the Federal Reserve.

The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.
Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
_______________________________________________________________________________
Source:    Mortgage Bankers Association
The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume. As depicted below, the severe economic and housing market dislocation experienced as a result of the 2007-2008 financial crisis had a profound impact on our industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2021, private mortgage insurance increased to an estimated 50% of the total insured market and covered 14% of the total mortgage origination volume.

Relative Share of Private and Public Mortgage Insurance
_______________________________________________________________________________
Source:    Inside Mortgage Finance
Private mortgage insurance NIW ($ in billions)
_______________________________________________________________________________
Source:    Inside Mortgage Finance, except for total originations for the purpose of calculating private mortgage insurance penetration, which is based on Mortgage Bankers Association. Starting in 2011, private mortgage insurance penetration includes private mortgage insurance NIW originated under the Home Affordable Refinancing Program, or "HARP."
Competition
The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of pricing, customer relationships, underwriting guidelines, terms and conditions, financial strength, reputation, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of six active private mortgage insurers: Essent Guaranty, Arch Mortgage Insurance Company, Enact Holdings, Inc. (parent company of Genworth Mortgage Insurance Corporation), Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation and Radian Guaranty Inc.
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
As of December 31, 2021, substantially all of our policies are monthly or single premium policies.
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
Bermuda-Based Insurance and Reinsurance
We offer mortgage-related insurance and reinsurance through Essent Re, a Class 3A insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. Essent Re provides insurance or reinsurance relating to the GSE risk share and other reinsurance transactions. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 continues to be 25%, the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides underwriting consulting services to third-party reinsurers through its wholly-owned subsidiary, Essent Agency (Bermuda) Ltd.

Our Mortgage Insurance Portfolio
All of our policies in force were written since May 2010. The following data presents information on our primary mortgage insurance portfolio for policies written by Essent Guaranty.
Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2021, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2021	$79,832,367	38.5%
2020	76,550,717	36.9
2019	20,252,049	9.8
2018	9,482,084	4.6
2017	8,509,847	4.1
2016 and prior	12,563,480	6.1
	$207,190,544	100.0%
Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2021 and 2020. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2021		2020
>=760	$85,501,113	41.3%	$82,452,139	41.5%
740-759	35,111,019	17.0	34,538,761	17.3
720-739	31,158,325	15.0	29,599,646	14.9
700-719	26,105,790	12.6	23,807,982	12.0
680-699	16,819,629	8.1	15,538,235	7.8
<=679	12,494,668	6.0	12,945,589	6.5
Total	$207,190,544	100.0%	$198,882,352	100.0%

	December 31,
Gross RIF (1) by FICO score ($ in thousands)	2021		2020
>=760	$21,488,011	40.9%	$20,336,799	41.0%
740-759	8,992,181	17.1	8,682,265	17.5
720-739	8,029,952	15.3	7,504,065	15.1
700-719	6,693,045	12.7	5,970,851	12.1
680-699	4,299,245	8.2	3,887,059	7.9
<=679	3,051,812	5.8	3,184,111	6.4
Total	$52,554,246	100.0%	$49,565,150	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2021		2020
85.00% and below	$27,362,267	13.2%	$27,308,296	13.7%
85.01% to 90.00%	59,567,378	28.7	58,606,394	29.5
90.01% to 95.00%	91,350,909	44.1	86,169,485	43.3
95.01% and above	28,909,990	14.0	26,798,177	13.5
Total	$207,190,544	100.0%	$198,882,352	100.0%

	December 31,
Gross RIF (1) by LTV ($ in thousands)	2021		2020
85.00% and below	$3,200,124	6.1%	$3,142,034	6.3%
85.01% to 90.00%	14,366,450	27.3	14,061,553	28.4
90.01% to 95.00%	26,592,162	50.6	24,895,471	50.2
95.01% and above	8,395,510	16.0	7,466,092	15.1
Total	$52,554,246	100.0%	$49,565,150	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2021		2020
FRM 30 years and higher	$198,243,758	95.7%	$187,704,000	94.4%
FRM 20-25 years	3,658,366	1.8	4,365,585	2.2
FRM 15 years	3,996,684	1.9	4,776,068	2.4
ARM 5 years and higher	1,291,736	0.6	2,036,699	1.0
Total	$207,190,544	100.0%	$198,882,352	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2021, only three states accounted for greater than 5% of our portfolio, as measured by either IIF or Gross RIF, and one metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by Gross RIF. No single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by IIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2021 and 2020.

Top Ten States

	December 31,
	2021	2020
IIF by State
CA	13.1%	12.0%
TX	9.9	9.7
FL	9.7	8.7
CO	4.1	4.1
WA	3.7	3.8
IL	3.3	3.4
AZ	3.3	3.6
NJ	3.1	3.3
VA	3.1	3.1
GA	3.1	3.0
All Others	43.6	45.3
Total	100.0%	100.0%

	December 31,
	2021	2020
Gross RIF by State
CA	13.0%	11.8%
TX	10.2	10.0
FL	10.0	9.0
CO	4.0	4.1
WA	3.6	3.8
AZ	3.3	3.5
IL	3.2	3.3
GA	3.1	3.1
VA	3.0	3.1
NJ	3.0	3.2
All Others	43.6	45.1
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2021	2020
IIF by Metropolitan Statistical Area
Houston-The Woodlands-Sugar Land, TX	3.0%	2.8%
Phoenix-Mesa-Chandler, AZ	2.8	3.0
Los Angeles-Long Beach-Glendale, CA	2.6	2.3
Denver-Aurora-Lakewood, CO	2.6	2.6
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.6	2.6
Riverside-San Bernardino-Ontario, CA	2.4	2.1
Atlanta-Sandy Springs-Alpharetta, GA	2.3	2.2
Dallas-Plano-Irving, TX	2.3	2.3
Chicago-Naperville-Evanston, IL	2.2	2.3
Minneapolis-St. Paul-Bloomington, MN-WI	1.9	2.0
All Others	75.3	75.8
Total	100.0%	100.0%

	December 31,
	2021	2020
Gross RIF by Metropolitan Statistical Area
Houston-The Woodlands-Sugar Land, TX	3.1%	2.9%
Phoenix-Mesa-Chandler, AZ	2.8	3.0
Los Angeles-Long Beach-Glendale, CA	2.6	2.2
Denver-Aurora-Lakewood, CO	2.5	2.6
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.5	2.5
Riverside-San Bernardino-Ontario, CA	2.4	2.2
Atlanta-Sandy Springs-Alpharetta, GA	2.4	2.3
Dallas-Plano-Irving, TX	2.3	2.4
Chicago-Naperville-Evanston, IL	2.2	2.2
Minneapolis-St. Paul-Bloomington, MN-WI	1.9	1.9
All Others	75.3	75.8
Total	100.0%	100.0%

Customers, Sales and Marketing

Our customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. Our top ten customers generated 41.6% of our NIW on a flow basis during the year ended December 31, 2021, compared to 35.8% and 42.8% for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2021, no customer exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to the Operation of Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

We seek to hire qualified mortgage professionals for our sales force who generally have well-established relationships with industry-leading lenders and significant experience in both mortgage insurance and mortgage lending. Our approach is reflected in and supported by our compensation structure, pursuant to which we have successfully implemented a non-commission-based structure that includes an equity ownership program, which we believe aligns their efforts with our long-term corporate objectives, including providing better customer service and better risk selection.

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

As for all institutions involved in financial services, information security represents a significant operational risk. To mitigate this risk, we have developed and manage a comprehensive information security program dedicated to protecting data entrusted to us by our clients as well as our own proprietary corporate information. Our approach is a considered a defense-in-depth strategy, with multiple tiers of security controls and monitoring. We have developed our security program using National Institute of Standards and Technology Cybersecurity Framework (NIST) as our benchmark to manage cybersecurity-related risks. Based on NIST, we have designed our security services, including but not limited to, application security, vulnerability management and data protection, threat detection and incident response. We test our programs effectiveness and readiness through table top exercises, regular external and internal penetration testing, “red team” testing and other means to ensure our program is effectively meeting our program goals as designed.

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

Our primary mortgage insurance policies are issued through one of two programs:

•Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2021, approximately 69% of our insurance in force had been originated on a delegated basis, compared to 66% as of December 31, 2020. See "Risk Factors—Risks Relating to the Operation of Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2021, approximately 31% of our insurance in force had been originated on a non-delegated basis, compared to 34% as of December 31, 2020.

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

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2021 and 2020:

Number of Loans in Default and Default Rate

	December 31,
	2021	2020
Number of policies in force	785,119	799,893
Loans in default	16,963	31,469
Percentage of loans in default	2.16%	3.93%

Loan Defaults by Originating Year

	December 31, 2021			December 31, 2020
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010 - 2014	900	0.3%	47,150	1,985	0.7%	106,380
2015	742	0.7	39,580	1,615	1.4	91,288
2016	1,327	0.9	71,467	3,154	2.2	188,240
2017	2,458	1.3	124,177	5,614	3.0	307,133
2018	3,096	1.6	171,083	6,903	3.6	414,691
2019	3,953	1.7	260,477	9,230	4.0	666,756
2020	3,490	1.0	267,341	2,968	0.8	234,117
2021	997	0.4	85,441	N/A	N/A	N/A
Total	16,963		$1,066,716	31,469		$2,008,605

Historically, the peak default period for insured mortgage loans has been three to six years after loan origination. The weighted average life of our mortgage insurance portfolio was 19.5 months as of December 31, 2021. The COVID-19 pandemic and related economic conditions resulted in a significant increase in the level of our insured loans in default in 2020 and 2021. It is possible, however, that our level of defaults may increase as our portfolio seasons. We believe that, since the 2007-2008 financial crisis, underwriting practices in the industry have improved substantially and the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of the COVID-19 pandemic, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 and throughout 2021, although remaining elevated through most of 2021 relative to pre-pandemic levels. Because unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment since March 2020 has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults.

In addition, under forbearance plans adopted by the GSEs and implemented by their servicers, eligible homeowners who were adversely impacted by COVID-19 were permitted to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. Over 90% of mortgage loans insured by us are federally backed by the GSEs. Because a mortgage loan in forbearance is deemed to be delinquent, we have provided loss reserves on these loans once the borrower has missed two consecutive payments.

For borrowers who have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans, at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the COVID-19-related defaults notices received in April 2020 through September 2020, we believe that the ultimate number of those loans in particular that will result in claims will be less than our historical default-to-claim experience.

As of December 31, 2021, insured loans in default totaled 16,963, down from 31,469 insured loans in default as of December 31, 2020.

Claims

Defaulted mortgages that are not cured result in claims. The insured customer must acquire title to the property before submitting a claim. The time in which a customer may acquire title to a property through foreclosure varies, depending on the state in which the property is located. Historically, on average, mortgage insurers do not receive a request for claim payment until approximately 18 months following a default on a first-lien mortgage. This time lag has increased in recent years as the industry has experienced a slowdown in foreclosures (and, consequently, a slowdown in claims submitted to mortgage insurers) largely due to foreclosure moratoriums imposed by various government entities and lenders and increased scrutiny within the mortgage servicing industry on the foreclosure process.

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

We believe there are opportunities to mitigate losses between the time a loan defaults and the ultimate loss we may experience. Because of the relatively small number of filed claims in our insurance portfolio to date, our opportunities to pursue these activities have been limited. However, we expect claim filings to increase as our portfolio grows and matures, expanding the potential benefit from these loss mitigation activities. Our loss mitigation and claims area is led by seasoned personnel supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with servicers and the GSEs with regard to appropriate servicing and loss mitigation practices.

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 91.1% of our total assets at December 31, 2021. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. Our investments are subject to market-wide risks and fluctuations in value, as well as risks inherent in particular securities. As of December 31, 2021, predominantly all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 95.5% of our investments available for sale were managed by external managers as of December 31, 2021. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, financial services and technology funds, and traditional private equity investments.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets (which may be offset in part by third-party reinsurance obtained by private mortgage insurers on terms set forth in the PMIERs) from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. A revised PMIERs framework, which we refer to as "PMIERs 2.0," became effective on March 31, 2019. As of December 31, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

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

The NAIC has established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes to the Mortgage Guaranty Insurance Model Act are deemed necessary to the solvency regulation of mortgage guaranty insurers, including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. In December 2019, the MGIWG released for public comment a draft revised Model Act and a proposed risk-based mortgage guaranty capital model. In 2021, the MGIWG adopted a new annual reporting schedule for mortgage insurers that will be first due to be submitted to North Carolina, Pennsylvania and Wisconsin on April 1, 2022.

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

On April 27, 2021, the CFPB issued a final rule extending the mandatory compliance date of the QM Rule. Until October 1, 2022, lenders will determine QM eligibility by using the original QM rule as defined under the Dodd-Frank Act or the spread of Average Prime Offer rate. Under the QM Rule, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate does not exceed the average prime offer rate (APOR) for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. A loan receives a rebuttable presumption that the consumer had the ability to repay if the annual percentage rate exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points.

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

Privacy and Information Security

The Gramm-Leach-Bliley Act of 1999, or GLBA, imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards, or "Security Guidelines," and interagency regulations regarding financial privacy, or "Privacy Rule," implementing sections of GLBA. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution's disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or "opt out" of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions' policies and practices to protect the confidentiality and security of the information. With respect to our business, GLBA is enforced by state insurance regulators. Many states have enacted legislation implementing GLBA and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.

The New York Department of Financial Services, or NYDFS, has adopted a Cybersecurity Regulation that applies to all individuals and entities licensed by the NYDFS, pursuant to which licensees must file for exemption or submit an annual compliance certification. Several other jurisdictions in which we operate have enacted similar laws but do not require certification of compliance by non-domestic licensees.

On January 1, 2020, the California Consumer Privacy Act, or CCPA, became effective. On January 1, 2023, the California Consumer Privacy Rights Act, or CPRA, and the Virginia Consume Data Protection Act, or VCDPA, and will become effective, and on July 1, 2023 the Colorado Privacy Act, or CPA, will become effective. These new consumer privacy protection laws apply to companies that do business in the respective states and meet certain threshold requirements. These laws generally create a privacy framework for establishment and protection of new categories of data privacy rights, including the right for consumers to:

•know what personal information is being collected about them, whether their personal information is sold or disclosed and to whom;
•access a copy of their personal information;
•delete their personal information from business servers and service providers, unless it is necessary to maintain the information under enumerated exceptions;

•opt out of the sale of their personal information to third parties; and

•have equal access and service if they exercise their rights.

The CPRA creates the California Privacy Protection Agency, which will have investigative, enforcement and rulemaking powers relating to the CPRA. The CCPA provides a limited private right of action for data breaches in non-encrypted or non-redacted form, including statutory or actual damages, and public enforcement by the California Attorney General for other violations. The CPRA replaced the California Attorney General as enforcer of the CCPA as of July 1, 2021 and will oversee enforcement of the CPRA effective July 1, 2023. The CPRA directs the California Attorney General to issue final implementing regulations by July 1, 2022. The Virginia Attorney General and the Colorado Attorney General and district attorneys will have the exclusive authority to enforce the VDCPA and CPA, respectively. It is reasonably possible that the new privacy laws in California, Virginia and Colorado will prompt other state and federal regulators to move forward with new privacy regulations that could impact the businesses of us or our customers.

Fair Credit Reporting Act

The Fair Credit Reporting Act of 1970, as amended, or FCRA, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff and Federal courts to require mortgage insurance companies to provide "adverse action" notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for on the basis of a review of the consumer's credit. We provide such notices as required. Although they occurred before our establishment and we have not been involved, there has been class action litigation over these FCRA adverse action notices involving the mortgage insurance industry, including court-approved settlements.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 15, 2021 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 8.03%, above the Congressionally mandated required minimum level of 2%.

Basel Committee Capital Adequacy Requirements

In 1988, the Basel Committee on Banking Supervision, which we refer to as the "Basel Committee," developed the Basel Capital Accord, which we refer to as "Basel I," which set out international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I, which we refer to as "Basel II", which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. Following the financial crisis of 2008, the Basel Committee made further revisions that established risk-based capital and leverage capital requirements for most United States banking organizations through further revisions to Basel II, which we refer to as "Basel III" (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).

In December 2017, the Basel Committee published final revisions to the Basel III capital framework, which we refer to as "Basel IV", which were generally targeted for implementation by each participating country by January 1, 2022. However, as a result of the COVID-19 pandemic, the implementation date of the Basel IV standards has been postponed by one year to January 1, 2023. A number of countries have announced that they are not expected to meet the revised timeline. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate, but will determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as under Basel IV, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement Basel IV as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. With respect to any U.S. implementation of Basel IV’s revised standards, the relevant U.S. banking regulators are expected to issue notice of proposed rulemaking for public comment. The timing, scope, and content of any such proposed rulemaking and any potential impact it may have, as well as whether any new guidelines will be proposed or finalized in the United States in response to Basel IV remains uncertain.

See "Risk Factors—Risks Relating to Regulation and Litigation—The implementation of the Basel rules may discourage the use of mortgage insurance."

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

Human Capital Management

We believe that attracting, developing and retaining quality employees is imperative to a vibrant, successful and sustainable business model. We make significant investments in our employees, providing a wide range of continuing education opportunities to support their professional growth and success.

As of December 31, 2021, we had a total of 343 employees, including 338 employees based in our Radnor, PA, Winston-Salem, NC, Irvine, CA locations or remotely throughout the United States, and 5 employees located in Hamilton, Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

We believe that our “do the right thing” culture has enabled us to achieve our approximately 95% retention rate over the past 5 years. We design compelling job opportunities, aligned with our mission, in a fast-paced, results-driven work environment. The process through which we recruit employees has an impact on the quality, diversity and timing of filling positions. Open positions may be filled internally through our internal posting process or externally through a combination of broadly available Internet job boards as well as college placement services, trade journals, newspapers and professional recruiting firms.

Employee engagement begins at the time of hire by paying a fair and livable wage and providing medical, dental, vision, prescription, life and long- and short-term disability coverage to full-time employees. We contribute generously to the retirement savings plans of our U.S.-based employees, with an immediately vested non-discretionary matching contribution to our 401(k) plan in an amount equal to 100% of up to the first 5% of an employee’s eligible compensation. We so strongly believe that all employees should make good decisions, do the right thing and act like owners that we have made all employees owners through a share grant program. As of December 31, 2021, over 90% of our current workforce have been granted awards for equity shares in our company.

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

We believe a diverse and inclusive workforce provides for a broad array of viewpoints, talents and skills and assists in building a sustainable future. We are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. We seek to hire and retain highly talented employees and empower them to create value for our shareholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. As of December 31, 2021, approximately 63% of our workforce was comprised of women and minorities.

The COVID-19 pandemic has had a significant impact on our human capital management. After closing our offices at the outset of the pandemic in March 2020, we reopened our office locations in late 2020 to provide our employees an in office opportunity. We support a healthy work environment by implementing health and safety policies and practices, including CDC and other health authority guidance and local regulations. We have not furloughed or conducted any employee layoffs due solely to the pandemic.

For additional information, please see the section titled “Social Issues and Human Capital” in our 2021 Proxy Statement.

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

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. The extent to which the COVID-19 pandemic may have a material impact on our business and financial results will depend on numerous evolving factors and future developments, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures, including U.S. vaccination efforts; the spread of virus mutations and variants, including those with greater transmissibility and/or mortality; the extent and duration of the effect on the economy, inflation, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.

Fannie Mae and Freddie Mac, the primary purchasers of mortgages we insure, have adopted relief measures consistent with the CARES Act to assist borrowers impacted by COVID-19. Under forbearance plans announced by the GSEs and implemented by their servicers, eligible homeowners who are adversely impacted by COVID-19 are permitted to temporarily reduce or suspend their mortgage payments for up to 18 months for borrowers in an active COVID-19 related forbearance as of February 28, 2021. At the end of the forbearance plan, the homeowner may not be required to pay back their reduced or suspended mortgage payments in one lump sum, but may be eligible for a number of different options offered by their mortgage servicer, including repayment plans, resuming normal payments or lowering the monthly loan payment through a modification. However, there can be no assurances that homeowners will be able to remain current on their mortgages once the forbearance period ends, and a significant percentage could ultimately default and result in a mortgage insurance claim despite the GSE and other programs. Moreover, the expiration or discontinuation of any governmental or GSE forbearance or foreclosure relief program could further exacerbate the financial condition of borrowers on loans we insure or economic conditions generally, which could have a material adverse effect our financial condition, results of operations or liquidity.

The COVID-19 pandemic may continue to impact our business in various ways, including the following:

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

•The GSEs’ business practices and policies have changed in response to COVID-19, with a shift in their primary objectives to supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the United States housing finance system. As the situation continues to evolve, the actions of the FHFA and the GSEs in response to COVID-19 are likely to continue to significantly impact the United States housing finance system. These actions may include additional PMIERs capital requirements or other material restrictions on us. Because private mortgage insurance is an important component of this system, these actions (as well as other governmental actions in response to the pandemic) may have an adverse impact on our mortgage insurance operations and performance.

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

Our mortgage insurance business depends on our relationships with our largest lending customers. Our top ten customers generated 41.6% of our NIW during year ended December 31, 2021, compared to 35.8% and 42.8% for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2021, no customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

•the implementation of new or the amendment of current regulations under the Dodd-Frank Act (particularly with respect to the Qualified Mortgage and Qualified Residential Mortgage rules) and the Basel III Rules, which may be more favorable to the FHA than to private mortgage insurers (see "Risks Related to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") final rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs", "Risks Related to Regulation and Litigation—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")" and "Risks Related to Regulation and Litigation—The implementation of the Basel rules discourage the use of mortgage insurance"); and

•increases in FHA loan limits above GSE loan limits.

Further, at the direction of the FHFA, the GSEs continue to consider new, and pursue existing, credit risk sharing programs. These programs have included the use of structured finance vehicles and off-shore reinsurance. The growth of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private mortgage insurance (e.g. lower costs, reduced counterparty risk due to collateral on hand or more diversified insurance exposures) may create increased competition for mortgage insurance going forward on loans traditionally sold to the GSEs with private mortgage insurance. As part of their expanded risk sharing programs, the GSEs have also piloted programs to directly place mortgage insurance rather than have lenders place the mortgage insurance with private mortgage insurers. No assurances can be given that these practices may not be expanded to cover more loans traditionally insured by lenders with private mortgage insurance prior to sale to the GSEs, which could impact our business.

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

We believe that, based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written by us since we began to write coverage in 2010 has been relatively favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. As a result of the significant decrease in our persistency rate since early 2020 largely resulting from historically low interest rates precipitated by the economic impacts of the COVID-19 pandemic, approximately 75% of our aggregate insurance in force as of December 31, 2021 corresponds to policies we have written since January 1, 2020. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict, particularly in light of the consequences of the COVID-19 pandemic, and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment as well as continuing impacts of the COVID-19 pandemic. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.

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

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 65.4%, 60.1% and 77.5% at December 31, 2021, 2020 and 2019, respectively. The factors affecting the persistency of our insurance portfolio include:

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

A substantial majority of our investment portfolio consists of investment-grade debt obligations. Our investments are subject to fluctuations in value as a result of broad changes in market conditions as well as risks inherent in particular securities. Changing market conditions could materially impact the future valuation of securities in our investment portfolio, which may cause us to impair, in the future, some portion of the value of those securities and which could have a significant adverse effect on our liquidity, financial condition and operating results.

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

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, financial services and technology funds, and traditional private equity investments. Fluctuations in the fair value of these entities may increase the volatility of our reported results of operations.

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

The Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over 13 years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs.

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

Our business model is highly dependent on the GSEs, as the GSEs are the primary beneficiaries of most of our mortgage insurance policies. The GSEs’ business practices may be impacted by their results of operations, administrative policy decisions or legislative or regulatory changes. Recently, the GSEs have been focused on, among other things, supporting the housing finance system during times of stress as is currently occurring as a result of the COVID-19 pandemic, as well as equitable and affordable housing initiatives. Changes in the business practices of the GSEs, which can be implemented by the GSEs at the FHFA's direction, could negatively impact our operating results and financial performance, including changes to:

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

•the terms on which mortgage insurance coverage may be cancelled, including GSE requirements and programs that permit cancellation prior to reaching the applicable thresholds and conditions established by HOPA;

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

On April 27, 2021, the CFPB issued a final rule extending the mandatory compliance date of the QM Rule. Until October 1, 2022, lenders will determine QM eligibility by using the original QM rule as defined under the Dodd-Frank Act or the spread of Average Prime Offer rate. Under the General QM Rule, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate does not exceed the average prime offer rate (APOR) for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. A loan receives a rebuttable presumption that the consumer had the ability to repay if the annual percentage rate exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points.

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

The implementation of the Basel rules may discourage the use of mortgage insurance.

In 1988, the Basel Committee on Banking Supervision (the “Basel Committee”), developed the Basel Capital Accord (“Basel I”), which sets out international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I (“Basel II”), which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. Following the financial crisis of 2008, the Basel Committee made further revisions to Basel II (“Basel III”) to improve the quality and quantity of capital banking organizations hold. The Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (collectively, the “Federal Banking Agencies”) implemented Basel III through the adoption of revisions to their regulatory capital rules (the “Basel III Rules”), which establish minimum risk-based capital and leverage capital requirements for most United States banking organizations (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).

If further revisions to the Basel III Rules increase the capital requirements of banking organizations with respect to the residential mortgages we insure or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities it could adversely affect the demand for mortgage insurance. In December 2017, the Basel Committee published final revisions to the Basel III capital framework (“Basel IV”) which member countries were originally expected to by January 1, 2022. However, as a result of the COVID-19 pandemic, the implementation date of the Basel IV standards has been postponed by one year to January 1, 2023. A number of countries have announced that they are not expected to meet the revised timeline. Implementation of the Basel III and Basel IV reforms requires national legislation and, therefore, the final rules and the timetable for their implementation in each jurisdiction may be subject to some level of national variation.

Under Basel IV’s revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate, but will determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as Basel IV, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement Basel IV as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. Further, it is possible (but not mandated by Basel IV) that the Federal Banking Agencies and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s LTV ratio for prudential (non-capital) purposes.

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

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee including, but not limited to, revisions to Statement of

Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. In December 2019, the MGIWG released a draft revised Mortgage Guaranty Insurance Model Act and proposed a risk-based mortgage guaranty capital model. If the NAIC were to adopt a revised Mortgage Guaranty Insurance Model Act as proposed, it may result in state legislatures enacting and implementing the revised provisions. In 2021, the MGIWG adopted a new annual reporting schedule for mortgage insurers that will be first due to be submitted to North Carolina, Pennsylvania and Wisconsin April 1, 2022. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

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
If the RPII (determined on a gross basis) of Essent Reinsurance Ltd. were to equal or exceed 20% of Essent Reinsurance Ltd.'s gross insurance income in any taxable year and direct or indirect policyholders (and persons related to those policyholders) own directly or indirectly through entities 20% or more of the voting power or value of the Company, then a U.S. Person who owns any shares of Essent Reinsurance Ltd. (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. Federal income tax purposes such person's pro rata share of Essent Reinsurance Ltd.'s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. insurance subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We do not expect gross RPII of Essent Reinsurance Ltd. to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. Further, recently proposed regulations were published which could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of Essent Reinsurance Ltd. related to affiliate reinsurance transactions. These regulations would apply to taxable years beginning after the date the regulations are finalized. Although we cannot predict whether, when or in what form the proposed regulations might be finalized, the proposed regulations, if finalized in their current form, could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future as that could increase the risk that gross RPII could constitute 20% or more of the gross insurance income of Essent Reinsurance Ltd. in a particular taxable year, which could result in such RPII being taxable to U.S. persons that own our shares.

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

Our tax liabilities and effective tax rate in the future could be adversely affected by changes in tax laws in countries in which we operate pursuant to ongoing efforts by the Organisation for Economic Co-operation and Development (“OECD”), the U.S. Congress, Ireland Revenue, or the Bermuda Monetary Authority.

The OECD and other government agencies have had an ongoing focus on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed-upon set of international rules designed to end so-called “base erosion and profit shifting”. Such efforts by the OECD could result in legislation in the respective jurisdictions in which we operate, and/or changes to treaties and regulations. Any of these occurrences could materially adversely affect our tax position, which could have a material adverse effect on our results of operations and financial condition.

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
The TCJA contains provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain affiliate transactions, U.S. connections, and/or United States persons investing in such companies. For example, the TCJA includes a base erosion anti-abuse tax or “BEAT” that could make certain levels of affiliate reinsurance between United States and non-U.S. members of our group economically unfeasible. Although we are not currently impacted by BEAT, there can be no assurance that changes to future taxable income calculations or future changes to BEAT will not have a negative impact on us. Recent legislation passed by the U.S. House of Representatives contained changes to the tax rates applied to modified taxable income ("MTI") within the overall BEAT calculation which, if enacted into law, would cause the BEAT to have a significant negative impact on our effective tax rate. Such changes to the BEAT contained within the recent "Build Back Better" bill could appear within subsequent legislation introduced by either the current Congress or future Congresses. Future legislation adverse to the Company's effective tax rate may also extend beyond changes to the BEAT.
Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital.
Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner, but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $338.6 million as of December 31, 2021, and paid to its parent, Essent US Holdings, Inc., dividends totaling $247.2 million in 2021. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $17.1 million as of December 31, 2021. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

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

We are exposed to risks relating to the discontinuation of LIBOR and to other benchmark rates.

The U.K. Financial Conduct Authority stopped persuading or compelling banks to submit LIBOR rates at the end of 2021. The Federal Reserve Bank of New York publishes a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. At this time, we cannot predict how markets will respond to these new rates, and we cannot predict the effect of the discontinuation of LIBOR on new or existing financial instruments to which we have exposure. The discontinuation of LIBOR may have an adverse effect on the reinsurance premium rates we are required to pay in connection with our “Radnor Re” insurance-linked notes transactions, which are tied to LIBOR, or other assets or liabilities whose value is tied to LIBOR or to a LIBOR alternative, including floating rate bonds we hold in our investment portfolio. Furthermore, the discontinuation of LIBOR may impact other aspects of our business, including products, pricing, and models.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 11, 2022, we had 108,781,121 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 11, 2022, we had approximately 11 holders of record of our common shares.

We have paid a quarterly dividend since September 2019. A dividend of $0.16 per share was declared and paid for each quarter in 2020 as well as for the first quarter of 2021. For the second, third and fourth quarters of 2021 a dividend of $0.17 per share, $0.18 per share and $0.19 per share, respectively, was declared and paid. We presently expect to continue to declare a comparable regular quarterly dividend on our common stock in the future. For information on Essent Group's ability to pay dividends, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Performance Graph

The following performance graph compares, for the period from October 31, 2013 (the date our common shares commenced trading on the NYSE) through December 31, 2021, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected and previously used by us consisting of Arch Capital Group Ltd., Genworth Financial, Inc., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (collectively, the "Peer Index (Old)"), and (iv) a composite peer group selected by us consisting of Arch Capital Group Ltd., Enact Holdings, Inc. (from and after September 16, 2021), Genworth Financial, Inc. (through September 15, 2021), MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (collectively, the "Peer Index (New)"). We selected the members of each peer group because each was, at the time, a direct competitor of ours in the private mortgage insurance industry. On September 16, 2021, shares of common stock Enact Holdings, Inc. began trading on the Nasdaq Global Select Market, independent of the shares of its parent company, Genworth Financial, Inc. (which retained approximately 80% of the outstanding common shares of Enact Holdings, Inc. after its initial public offering on such date). In future Annual Reports on Form 10-K, we expect to report only on the Peer Index (New), and not the Peer Index (Old), in the performance graph, which we believe best illustrates over the period reflected in the performance graph the total shareholder return of our our direct competitors in private mortgage insurance industry.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
S&P 500	$119.42	$111.97	$144.31	$167.77	$212.89
Peer Index (Old)	$109.59	$93.46	$156.91	$134.73	$166.81
Peer Index (New)	$109.59	$93.46	$156.91	$134.73	$180.00
ESNT	$134.14	$105.59	$163.54	$142.92	$157.65

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

Issuer Purchase of Equity Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2021.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2021	422,963	$46.92	415,851
November 1 - November 30, 2021	442,230	$46.55	442,230
December 1 - December 31, 2021	654,806	$43.52	654,806
Total	1,519,999		1,512,887	$92,175
_______________________________________________________________________________
(1)As of December 31, 2021, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2021, of which $157.8 million had been utilized. The remaining $92.2 million in the table represents the amount available to repurchase shares under the share repurchase plan as of December 31, 2021. In January 2022, the Company repurchased an additional 425 thousand shares at a total cost of $19.8 million. After the January repurchases, the amount remaining under the share repurchase plan was $72.4 million.

ITEM 6.    [RESERVED]

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

Overview

We are an established private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service ("Moody's"), BBB+ with a stable outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 343 employees as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we generated new insurance written, or NIW, of approximately $84.2 billion, $107.9 billion and $63.6 billion, respectively. As of December 31, 2021, we had approximately $207.2 billion of insurance in force. Our top ten customers represented approximately 41.6%, 35.8% and 42.8% of our NIW on a flow basis for the years ended December 31, 2021, 2020 and 2019, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2021, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.8 billion of risk. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

COVID-19

Due to the novel coronavirus disease 2019 ("COVID-19"), we experienced a significant increase in the amount of new defaults reported, especially during the second and third quarters of 2020. We segmented these two quarters’ defaults as specifically COVID-19 related (“Early COVID Defaults”) and provided losses for these two cohorts differently as compared to our normal loss reserving methodology. Beginning in the fourth quarter of 2020, the credit characteristics of new defaults trended towards those of the pre-pandemic periods. As a result, for new defaults reported after September 30, 2020, we have reverted to our normal loss reserving methodology. It is our belief that the default-to-claim transition patterns of the Early COVID Defaults will be different as compared to our historical defaults. We believe that the borrowers associated with the Early COVID Defaults have been able to take advantage of foreclosure moratoriums and mortgage forbearance programs instituted by Federal legislation along with actions taken by the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac (collectively the “GSEs”) which has extended traditional default-to-claim timelines. As a result of these programs, along with Federal stimulus, these borrowers associated with the Early COVID Defaults will have more resources and an extended time period to address the issues that triggered the default, resulting in a higher cure rate, and correspondingly lower claim payments than historical defaults.

Over 90% of loans insured by Essent are federally backed by Fannie Mae or Freddie Mac. As a mortgage loan in forbearance is considered to be delinquent, we will provide loss reserves as loans in forbearance are reported to us as delinquent once the borrower has missed two consecutive payments. However, we believe providing borrowers time to recover from the adverse financial impact of the COVID-19 event may allow some families to be able to remain in their homes and avoid foreclosure. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status.

In the year ended December 31, 2021, new defaults remained elevated although at lower levels than those reported in the second through fourth quarters of 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of December 31, 2021. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement") and an increase in our Minimum Required Assets.

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

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. A revised PMIERs framework, which we refer to as "PMIERs 2.0," became effective on March 31, 2019. As of December 31, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Dodd-Frank Act

Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Act that are expected to have a significant impact on the housing finance industry, including the Qualified Mortgage, or QM, definition and the risk retention requirement and related Qualified Residential Mortgage, or QRM, definition.

QM Definition

Under the Dodd-Frank Act, the Consumer Financial Protection Bureau, or CFPB, is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the QM definition. Under the CFPB's final rule regarding QMs, which we refer to as the "QM Rule," a loan is deemed to be a QM if it has certain loan features, satisfies extensive documentation requirements and meets limitations on fees and points and APRs.

On April 27, 2021, the CFPB issued a final rule extending the mandatory compliance date of the QM Rule. Until October 1, 2022, lenders will determine QM eligibility by using the original QM rule as defined under the Dodd-Frank Act or the spread of Average Prime Offer rate. Under the QM Rule, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate does not exceed the average prime offer rate (APOR) for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. A loan receives a rebuttable presumption that the consumer had the ability to repay if the annual percentage rate exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of the Department of Housing and Urban Development. The most recent FHA report to Congress dated November 15, 2021 on the financial status of the FHA's Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 8.03%, above the Congressionally mandated required minimum level of 2%. See "Risk Factors—Risks Relating to the Operation of Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

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

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2021 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the years ended December 31, 2021 and 2020, monthly premium policies comprised 96% and 91% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 65.4% at December 31, 2021. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2021. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Income from Other Invested Assets

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, financial services and technology funds, and traditional private equity investments. The results of these investing activities are reported in income from other invested assets. These investments are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Fluctuations in the fair value of these entities may increase the volatility of the Company’s reported results of operations.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). In the three months ended September 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the year ended December 31, 2021, includes $51.5 million of net unrealized gains, which includes $7.6 million of net unrealized gains that were accumulated in OCI at December 31, 2020.

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

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as "Triad," to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a fee which is recorded in other income. Prior to December 1, 2019, this fee was adjusted monthly based on the number of Triad’s mortgage insurance policies in force and, accordingly, decreased over time as Triad’s existing policies were cancelled. Effective December 1, 2019, the services agreement was amended providing for a flat monthly fee through November 30, 2022. The services agreement provides for one subsequent one-year renewal at Triad's option.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of December 31, 2021, 85% of our IIF relates to business written since January 1, 2019 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of December 31, 2021, 85% of our IIF relates to business written since January 1, 2019 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 and throughout 2021, although remaining elevated through most of 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As a result, we received 36,784 defaults in the three months ended June 30, 2020 and 12,614 defaults in the three months ended September 30, 2020, which resulted in a significant increase in our default rate from 0.83% at March 31, 2020 to 4.54% at September 30, 2020. The GSEs and servicers adopted and implemented forbearance plans for eligible homeowners who were adversely impacted by COVID-19, permitting these borrowers to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the Early COVID Defaults, we believe that the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we applied a lower reserve rate to the Early COVID Defaults than the rate used for defaults that had missed a comparable number of payments as of March 31, 2020 and in prior periods that did not have access to forbearance plans.

Since June 30, 2020, we have experienced a decline in our default rate. As of December 31, 2021, insured loans in default totaled 16,963 compared to 31,469 defaults as of December 31, 2020. The credit characteristics of defaults reported subsequent to September 30, 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020, the economic conditions have been different than those experienced in the second and third quarters of 2020. We believe that while defaults subsequent to September 30, 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for Early COVID Defaults that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology.

During the fourth quarter of 2021, the defaulted loans reported to us in the second and third quarters of 2020 have reached or are approaching the end of their forbearance periods. It is reasonably possible that our estimate of the losses for the Early COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. As more fully described in Note 5 to our consolidated financial statements, at December 31, 2021, we had approximately $2.7 billion of excess of loss reinsurance covering NIW from January 1, 2015 to September 30, 2021 and a quota share reinsurance transaction on a portion of our NIW effective September 1, 2019 through December 31, 2020. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 61%, 60% and 57% of other underwriting and operating expenses for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Income Taxes

Income taxes are incurred based on the amount of earnings or losses generated in the jurisdictions in which we operate and the applicable tax rates and regulations in those jurisdictions. Our U.S. insurance subsidiaries are generally not subject to income taxes in most states in which we operate; however, our non-insurance subsidiaries are subject to state income taxes. In lieu of state income taxes, our insurance subsidiaries pay premium taxes that are recorded in other underwriting and operating expenses.

Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, which does not have a corporate income tax. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty's NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the years ended December 31, 2021, 2020 and 2019 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2021	2020	2019
IIF, beginning of period	$198,882,352	$164,005,853	$137,720,786
NIW	84,218,250	107,944,065	63,569,183
Cancellations	(75,910,058)	(73,067,566)	(37,284,116)
IIF, end of period	$207,190,544	$198,882,352	$164,005,853
Average IIF during the period	$202,890,292	$178,294,034	$152,001,491
RIF, end of period	$45,273,383	$41,339,262	$38,947,857

The following is a summary of our IIF at December 31, 2021 by vintage:

($ in thousands)	$	%
2021	$79,832,367	38.5%
2020	76,550,717	36.9
2019	20,252,049	9.8
2018	9,482,084	4.6
2017	8,509,847	4.1
2016 and prior	12,563,480	6.1
	$207,190,544	100.0%

Average Net Premium Rate

Our average net premium rate is calculated by dividing net premiums earned for the U.S. mortgage insurance portfolio by average insurance in force for the period and is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. For the years ended December 31, 2021, 2020 and 2019, our average net premium rate was 0.41%, 0.46% and 0.49%, respectively. We anticipate that the continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF will reduce our average net premium rate in future periods.

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

As of December 31, 2021, our combined net risk in force for our U.S. insurance companies was $30.7 billion and our combined statutory capital was $3.0 billion, resulting in a risk-to-capital ratio of 10.4 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2021	2020	2019
Revenues:
Net premiums written	$807,492	$834,113	$760,845
Decrease in unearned premiums	65,051	28,451	16,580
Net premiums earned	872,543	862,564	777,425
Net investment income	88,765	80,087	83,542
Realized investment gains, net	418	2,697	3,229
Income (loss) from other invested assets	56,386	(215)	(199)
Other income	10,398	10,021	3,570
Total revenues	1,028,510	955,154	867,567

Losses and expenses:
Provision for losses and LAE	31,057	301,293	32,986
Other underwriting and operating expenses	166,857	154,691	165,369
Interest expense	8,282	9,074	10,151
Total losses and expenses	206,196	465,058	208,506
Income before income taxes	822,314	490,096	659,061
Income tax expense	140,531	77,055	103,348
Net income	$681,783	$413,041	$555,713

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For the year ended December 31, 2021, we reported net income of $681.8 million, compared to net income of $413.0 million for the year ended December 31, 2020. The increase in our operating results in 2021 over 2020 was primarily due to the decrease in the provision for losses and LAE and the increases in income from other invested assets and net premiums earned, partially offset by increases in other underwriting and operating expenses and income taxes.

Net Premiums Written and Earned

Net premiums earned increased in the year ended December 31, 2021 by 1% compared to the year ended December 31, 2020 due to the increase in our average IIF from $178.3 billion in 2020 to $202.9 billion in 2021, partially offset by the decrease in the average net premium rate from 0.46% for the year ended December 31, 2020 to 0.41% for the year ended December 31, 2021. The decrease in the average net premium rate during the year ended December 31, 2021 was a result of an increase in ceded premiums, changes in the mix of the mortgages we insure, in part due to lower persistency, changes in our pricing and a decrease in premiums earned on the cancellation of non-refundable single premium policies. In the year ended December 31, 2021, ceded premiums increased to $110.9 million from $88.7 million in the year ended December 31, 2020 primarily due to new third-party reinsurance agreements entered in 2020 and 2021. In the year ended December 31, 2021, premiums earned on the cancellation of non-refundable single premium policies decreased to $63.8 million from $88.9 million in the year ended December 31, 2020 as a result of a decrease in existing borrowers refinancing their mortgages during 2021 as compared to 2020.

Net premiums written decreased in the year ended December 31, 2021 by 3% over the prior year. The decrease was due primarily to the increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing, partially offset by the increase in average IIF for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

In the year ended December 31, 2021, unearned premiums decreased by $65.1 million as a result of net premiums written on single premium policies of $46.7 million which was offset by $111.8 million of unearned premium that was recognized in earnings during the year. In the year ended December 31, 2020, unearned premiums decreased by $28.5 million as a result of net premiums written on single premium policies of $121.9 million which was partially offset by $150.4 million of unearned premium that was recognized in earnings during the year.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020
Fixed maturities	$94,117	$83,313
Short-term investments	171	1,669
Gross investment income	94,288	84,982
Investment expenses	(5,523)	(4,895)
Net investment income	$88,765	$80,087

The increase in net investment income to $88.8 million for the year ended December 31, 2021 as compared to $80.1 million for the year ended December 31, 2020 was due to the increase in the weighted average balance of our investment portfolio. The average cash and investment portfolio balance increased to $4.7 billion during the year ended December 31, 2021 from $4.0 billion during the year ended December 31, 2020, primarily as a result of investing cash flows generated from operations, proceeds from the public offering of common shares completed in June 2020 and increased borrowings under the Credit Facility, partially offset by cash used for share repurchases and dividends. The pre-tax investment income yield decreased from 2.1% in the year ended December 31, 2020 to 2.0% in the year ended December 31, 2021 primarily due to a general decline in investment yields due to declining interest rates and an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the year ended December 31, 2021 was $56.4 million as compared to a loss of $0.2 million for the year ended December 31, 2020. Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the year ended December 31, 2021, includes $51.5 million of net unrealized gains, which includes $7.6 million of net unrealized gains that were accumulated in OCI at December 31, 2020.

Other Income

Other income for the year ended December 31, 2021 was $10.4 million compared to $10.0 million for the year ended December 31, 2020. The increase in other income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to an increase in underwriting consulting services to third-party reinsurers partially offset by changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements and a decrease in contract underwriting revenues. In the year ended December 31, 2021 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $4.1 million compared to a net unfavorable decrease of $2.6 million in the year ended December 31, 2020. Other income also includes Triad service fee income.

Provision for Losses and Loss Adjustment Expenses

The decrease in the provision for losses and LAE in 2021 as compared to 2020 was primarily due to a decrease in new defaults reported and cure activity for defaults with reserves using our normal reserve methodology as well as favorable housing price appreciation during 2021.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Year Ended December 31,
	2021	2020
Beginning default inventory	31,469	5,947
Plus: new defaults	23,297	62,649
Less: cures	(37,566)	(36,711)
Less: claims paid	(195)	(378)
Less: rescissions and denials, net	(42)	(38)
Ending default inventory	16,963	31,469

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of December 31,
	2021	2020
Case reserves (in thousands) (1)	$375,396	$343,290
Total reserves (in thousands) (1)	$406,096	$373,868
Ending default inventory	16,963	31,469
Average case reserve per default (in thousands)	$22.1	$10.9
Average total reserve per default (in thousands)	$23.9	$11.9
Default rate	2.16%	3.93%
Claims received included in ending default inventory	60	52
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.3 million and $1.1 million as of December 31, 2021 and 2020, respectively.

The increase in the average case reserve per default was primarily due to cure activity for Early COVID Defaults. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we believe that the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. As a result of cure activity for the Early COVID Defaults during the year ended December 31, 2021, the average case reserve per Early COVID Default has increased from approximately 16% as of December 31, 2020 to approximately 76% as of December 31, 2021. The credit characteristics of defaults reported in subsequent to September 30, 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in October 2020, the economic conditions have been different than those experienced in the second and third quarters of 2020. We believe that while defaults subsequent to September 30, 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology. The reserve for losses and LAE at December 31, 2021 includes $243.0 million of reserves for Early COVID Defaults.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Year Ended December 31,
(In thousands)	2021	2020
Reserve for losses and LAE at beginning of year	$374,941	$69,362
Less: Reinsurance recoverables	19,061	71
Net reserve for losses and LAE at beginning of year	355,880	69,291
Add provision for losses and LAE occurring in:
Current year	97,256	317,516
Prior years	(66,199)	(16,223)
Incurred losses and LAE during the current year	31,057	301,293
Deduct payments for losses and LAE occurring in:
Current year	388	1,018
Prior years	5,044	13,686
Loss and LAE payments during the current year	5,432	14,704
Net reserve for losses and LAE at end of year	381,505	355,880
Plus: Reinsurance recoverables	25,940	19,061
Reserve for losses and LAE at end of year	$407,445	$374,941

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of December 31, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,113	24%	$20,712	5%	$243,511	9%
Four to eleven payments	5,459	32	77,822	21	349,494	22
Twelve or more payments	7,331	43	274,465	73	470,859	58
Pending claims	60	1	2,397	1	2,852	84
Total case reserves (1)	16,963	100%	375,396	100%	$1,066,716	35
IBNR			28,155
LAE			2,545
Total reserves for losses and LAE (1)			$406,096
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.3 million as of December 31, 2021.

	As of December 31, 2020
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	6,631	21%	$47,905	14%	$384,668	12%
Four to eleven payments	23,543	75	260,593	76	1,553,593	17
Twelve or more payments	1,243	4	32,593	9	67,501	48
Pending claims	52	—	2,199	1	2,843	77
Total case reserves (2)	31,469	100%	343,290	100%	$2,008,605	17
IBNR			25,747
LAE			4,831
Total reserves for losses and LAE (2)			$373,868
_______________________________________________________________________________
(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.1 million as of December 31, 2020.

During the year ended December 31, 2021, the provision for losses and LAE was $31.1 million, comprised of $97.3 million of current year losses partially offset by $66.2 million of favorable prior years' loss development. During the year ended December 31, 2020, the provision for losses and LAE was $301.3 million, comprised of $317.5 million of current year losses partially offset by $16.2 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2021	2020
Number of claims paid	195	378
Amount of claims paid	$5,204	$14,354
Claim severity	59%	75%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2021		2020
($ in thousands)	$	%	$	%
Compensation and benefits	$101,339	61%	$93,066	60%
Premium taxes	18,150	11	20,209	13
Other	47,368	28	41,416	27
Total other underwriting and operating expenses	$166,857	100%	$154,691	100%

Number of employees at end of year		343		381

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased primarily due to increased incentive compensation, severance associated with the departure of former executives and increased stock compensation expense largely due to shares granted in 2020 and 2021. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes decreased primarily due to a decrease in our effective premium tax rate.

•Other expenses increased primarily as a result of increases in professional fees and amortization of net deferred acquisition costs partially offset by an increase in ceding commission earned under the QSR Agreement. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the years ended December 31, 2021 and 2020, we incurred interest expense of $8.3 million and $9.1 million, respectively. Interest expense decreased due to a decrease in the weighted average interest rate on amounts outstanding under the Credit Facility and a decrease in the average amounts outstanding under the Credit Facility. For the years ending December 31, 2021 and 2020, the borrowings under the Credit Facility had a weighted average interest rate of 2.07% and 2.30%, respectively. For the year ended December 31, 2021, the average amount outstanding under the Credit Facility was $331.7 million as compared to $356.3 million for the year ended December 31, 2020.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $140.5 million for the year ended December 31, 2021 compared to $77.1 million for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 was 17.1% compared to 15.7% for the year ended December 31, 2020. Our effective income tax rate reflects the amount of earnings or losses generated in the jurisdictions in which we operate, the applicable tax rates and regulations in those jurisdictions, and the impact of discrete items. For the year ended December 31, 2021, income tax expense includes $10.0 million of discrete tax expense associated with realized and unrealized gains and losses and $8.2 million of discrete tax expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability. For the year ended December 31, 2020, income tax expense was reduced by excess tax benefits associated with the vesting of common shares and common share units of $0.6 million.

At December 31, 2021 and 2020, we concluded that it was more likely than not that our deferred tax assets would be realized.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

        Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 have been omitted. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26th, 2021.

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

As of December 31, 2021, we had substantial liquidity with cash of $81.5 million, short-term investments of $313.1 million and fixed maturity investments of $4.6 billion. We also had $400 million of available capacity under the revolving credit component of our Credit Facility, with $425 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $618.3 million at December 31, 2021. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at December 31, 2021.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2021, Essent Guaranty, had unassigned surplus of approximately $338.6 million. Essent Guaranty of PA, Inc. had unassigned surplus of approximately $17.1 million as of December 31, 2021. For 2022, Essent Guaranty has dividend capacity of $338.6 million and Essent PA has dividend capacity of $5.6 million. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2021, Essent Re had total equity of $1.3 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. At December 31, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by operating activities	$709,256	$727,931	$589,848
Net cash used in investing activities	(583,167)	(1,154,417)	(545,076)
Net cash (used in) provided by financing activities	(147,428)	457,966	(38,368)
Net (decrease) increase in cash	$(21,339)	$31,480	$6,404

Operating Activities

Cash flow provided by operating activities totaled $709.3 million for the year ended December 31, 2021, as compared to $727.9 million for the year ended December 31, 2020 and $589.8 million for the year ended December 31, 2019. The decrease in cash flow from operations of $18.7 million in 2021 was primarily due to an increase in income tax payments and higher United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) purchased during 2021 as well as higher premiums ceded under third-party reinsurance agreements. The increase in cash flow from operations of $138.1 million in 2020 was primarily due to an increase in premiums collected and a decrease in T&L Bonds purchased during 2020.

Investing Activities

Cash flow used in investing activities totaled $583.2 million for the year ended December 31, 2021 and primarily related to investing cash flows from the business and net increased borrowings under the Credit Facility. Cash flow used in investing activities totaled $1.2 billion for the year ended December 31, 2020 and primarily related to investing cash flows from the business, net proceeds of approximately $440 million from the completion of a public offering of common shares in June 2020 and net increased borrowings under the Credit Facility. Cash flow used in investing activities totaled $545.1 million for the year ended December 31, 2019 and primarily related to investing cash flows from the business.

Financing Activities

Cash flow used in financing activities totaled $147.4 million for the year ended December 31, 2021 and primarily related to the repurchases of common shares as part of our share repurchase plan, quarterly cash dividends paid in 2021 and treasury stock acquired from employees to satisfy tax withholding obligations, partially offset by net increased borrowings under the Credit Facility. Cash flow provided by financing activities totaled $458.0 million for the year ended December 31, 2020 and primarily related to $440 million of net proceeds from the completion of a public offering of common shares in June 2020 and net increased borrowings under the Credit Facility, partially offset by quarterly cash dividends paid in 2020 and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities totaled $38.4 million for the year ended December 31, 2019 and primarily related to our inaugural quarterly cash dividend paid in September 2019, quarterly cash dividend paid in December 2019 and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the year ended December 31, 2021, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. totaling $247.2 million. During the year ended December 31, 2020, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty did not pay dividends to Essent Group or any intermediate holding company.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through September 30, 2021. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the “ILNs”) that Essent Guaranty entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. As of November 26, 2021, Radnor Re 2019-2 was no longer subject to a trigger event. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. As Essent Guaranty did not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn will increase to 63% in 2022 and thereafter. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 5 to our consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2021 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,100,052
Contingency reserves	1,850,055
Combined statutory capital	$2,950,107
Combined net risk in force	$30,660,272
Combined risk-to-capital ratio	10.4:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW under through December 31, 2020 and 35% of Essent Guaranty's NIW after December 31, 2020. During the years ended December 31, 2021 and 2020, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of December 31, 2021, Essent Re had total stockholders’ equity of $1.3 billion and net risk in force of $16.0 billion.

Financial Strength Ratings

The insurer financial strength ratings of Essent Guaranty, our principal mortgage insurance subsidiary, are A3 with a stable outlook by Moody's, BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs 2.0. As of December 31, 2021, Essent Guaranty's Available Assets were $3.17 billion or 177% of its Minimum Required Assets were $1.79 billion based on our interpretation of the PMIERs 2.0.

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

Financial Condition

Stockholders' Equity

As of December 31, 2021, stockholders’ equity was $4.24 billion compared to $3.86 billion as of December 31, 2020. Stockholders' equity increased primarily due to net income generated in 2021, partially offset by the repurchase of common shares under our share repurchase plan, dividends paid and a decrease in accumulated other comprehensive income related to a decrease in our net unrealized investment gains.

Investments

As of December 31, 2021, investments totaled $5.1 billion compared to $4.7 billion as of December 31, 2020. In addition, our total cash was $81.5 million as of December 31, 2021, compared to $102.8 million as of December 31, 2020. The increase in investments was primarily due to investing net cash flows from operations, partially offset by a decrease in our net unrealized investment gains during the year ended December 31, 2021.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$448,793	9.1%	$268,444	5.9%
U.S. agency securities	5,504	0.1	18,085	0.4
U.S. agency mortgage-backed securities	1,008,863	20.3	995,905	21.8
Municipal debt securities(1)	627,599	12.7	551,517	12.1
Non-U.S. government securities	79,743	1.6	61,607	1.3
Corporate debt securities(2)	1,455,247	29.3	1,126,512	24.7
Residential and commercial mortgage securities	545,423	11.0	409,282	9.0
Asset-backed securities	581,703	11.7	454,717	9.9
Money market funds	210,012	4.2	679,304	14.9
Total Investments Available for Sale	$4,962,887	100.0%	$4,565,373	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	77.1%	76.8%
General obligation bonds	20.5	20.3
Certificate of participation bonds	1.9	2.3
Tax allocation bonds	0.5	0.6
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	33.7%	34.9%
Consumer, non-cyclical	19.8	19.1
Communications	11.4	9.3
Industrial	7.0	5.3
Consumer, cyclical	7.0	8.0
Technology	6.8	6.1
Energy	6.0	8.2
Utilities	4.6	5.9
Basic materials	3.7	3.1
Government	—	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,412,273	48.6%	$2,564,746	56.2%
Aa1	96,331	1.9	133,100	2.9
Aa2	354,951	7.2	260,462	5.7
Aa3	221,914	4.5	204,917	4.5
A1	263,820	5.3	249,710	5.5
A2	427,282	8.6	401,175	8.8
A3	274,525	5.5	229,882	5.0
Baa1	305,204	6.1	260,602	5.7
Baa2	274,011	5.5	178,926	3.9
Baa3	240,755	4.9	48,199	1.1
Below Baa3	91,821	1.9	33,654	0.7
Total Investments Available for Sale	$4,962,887	100.0%	$4,565,373	100.0%
_______________________________________________________________________________
(1)Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2021		December 31, 2020
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,104,397	22.2%	$1,568,505	34.4%
1 to < 2 Years	561,297	11.3	581,003	12.7
2 to < 3 Years	539,174	10.9	616,069	13.5
3 to < 4 Years	593,663	12.0	426,333	9.3
4 to < 5 Years	663,127	13.4	367,633	8.1
5 or more Years	1,501,229	30.2	1,005,830	22.0
Total Investments Available for Sale	$4,962,887	100.0%	$4,565,373	100.0%

Top Ten Investments Available for Sale Holdings

	December 31, 2021
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	Fannie Mae 2.000% 10/1/2051	$34,743	$34,980	$(237)	Aaa
2	U.S. Treasury 1.500% 8/15/2026	34,404	34,525	(121)	Aaa
3	U.S. Treasury 0.000% 6/30/2022	28,548	28,547	1	Aaa
4	U.S. Treasury 0.250% 5/31/2025	24,918	25,575	(657)	Aaa
5	Fannie Mae 3.500% 1/1/2058	21,424	20,397	1,027	Aaa
6	U.S. Treasury 2.625% 6/30/2023	20,348	19,710	638	Aaa
7	U.S. Treasury 0.000% 12/29/2022	19,376	19,375	1	Aaa
8	U.S. Treasury 0.875% 6/30/2026	19,349	19,637	(288)	Aaa
9	U.S. Treasury 5.250% 11/15/2028	19,082	18,169	913	Aaa
10	U.S. Treasury 0.125% 10/15/2023	17,449	17,606	(157)	Aaa
Total		$239,641	$238,521	$1,120
Percent of Investments Available for Sale		4.8%
_______________________________________________________________________________
(1)As of December 31, 2021, for securities in unrealized loss positions, management believes decline in fair values are principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2021:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	$9,031	$9,117	Aa3
San Joaquin Hills Transportation Corridor Agency	7,702	7,725	A2
Community Hospitals of Central California Obligated Group	7,674	7,725	A2
City of Anaheim CA	7,571	7,725	A2
State of California	7,484	6,806	Aa2
City of Carson CA	4,478	4,414	Aa3
Golden State Tobacco Securitization Corp	4,248	4,235	A3
San Jose Unified School District	3,812	4,090	Aa1
City of Long Beach CA Harbor Revenue	3,412	3,185	Aa2
City of Los Angeles Department of Airports	3,217	2,996	Aa3
Los Angeles Unified School District/CA	3,132	3,104	Aa3
City of Inglewood CA	3,131	3,143	Aa2
County of Kern CA	2,971	2,739	Baa2
City of Monterey Park CA	2,943	2,966	Aa2
County of Riverside CA	2,740	2,575	A2
Foothill-Eastern Transportation Corridor Agency	2,314	2,350	A2
Compton Community College District	1,701	1,511	Aa3
Riverside County Transportation Commission	1,653	1,665	A2
Kaiser Foundation Hospitals	1,429	1,328	Aa3
University of California	1,330	1,288	Aa2
City of Los Angeles CA	1,325	1,197	Aa3
City of San Francisco CA Public Utilities Commission Water Revenue	1,317	1,366	Aa2
City of El Cajon CA	1,308	1,284	Aa2
City of Torrance CA	1,252	1,248	Aa2
Pomona Redevelopment Agency Successor Agency	1,109	1,000	Aa2
Cathedral City Redevelopment Agency Successor Agency	1,108	1,042	Aa2
City of El Monte CA	1,044	1,000	Aa2
County of Sacramento CA	981	902	A3
Alameda Corridor Transportation Authority	930	884	A3
California Independent System Operator Corp	736	725	A1
County of San Bernardino CA	552	543	Aa3
California County Tobacco Securitization Agency	519	481	A3
Oxnard Union High School District	244	250	Aa2
City of San Jose CA	201	205	Aa2
City of Riverside CA	157	155	Aa2
Port of Oakland	30	31	A1
	$94,786	$93,000
_______________________________________________________________________________
(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$10,927	$10,394	Aa1
The Port Authority of New York and New Jersey	8,292	7,931	Aa3
Metropolitan Transportation Authority	7,610	7,105	A3
City of New York NY	7,122	6,456	Aa2
State of New York Personal Income Tax Revenue	6,013	5,641	Aa2
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	3,713	3,649	Aa1
The Research Foundation of State University of New York	2,988	2,750	A1
New York State Dormitory Authority	2,838	2,715	A1
TSASC, Inc.	2,458	2,152	A2
City of Yonkers NY	2,381	2,296	A3
County of Nassau NY	2,136	1,956	A2
Long Island Power Authority	1,837	1,710	A2
New York City Transitional Finance Authority Building Aid Revenue	1,551	1,493	Aa3
State of New York Sales Tax Revenue	1,514	1,488	Aa1
Town of Oyster Bay NY	1,029	1,013	Aa2
Yankee Stadium LLC	842	796	A2
New York City Water & Sewer System	358	348	Aa1
	$63,609	$59,893
_______________________________________________________________________________
(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Material Cash Requirement from Known Contractual and Other Obligations

As of December 31, 2021, the approximate future cash requirements from known contractual and other obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facility borrowings	$425,000	$—	$—	$425,000	$—
Estimated loss and LAE payments (1)	407,445	34,546	261,840	111,059	—
Operating lease obligations	8,468	3,317	4,358	793	—
Unfunded investment commitments (2)	125,694	125,694	—	—	—
Total	$966,607	$163,557	$266,198	$536,852	$—
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
(2)Unfunded investment commitments are callable by our investment counterparties. We have assumed that these investments will be funded in the next year but the funding may occur over a longer period of time, due to market conditions and other factors.

We lease office space in Pennsylvania, North Carolina, California and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2022 under the non-cancelable sublease.

Off-Balance Sheet Arrangements

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of December 31, 2021, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.7 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 5 to our consolidated financial statements for additional information.

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

Reserve for Losses and Loss Adjustment Expenses

We establish reserves for losses based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC No. 944, in accordance with industry practice. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loans are classified as defaulted when the borrower has missed two consecutive payments. Once we are notified that a borrower has defaulted, we will consider internal and third-party information and models, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. In addition, we will project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on this information, at each reporting date we determine our best estimate of loss reserves at a given point in time. Included in loss reserves are reserves for incurred but not reported ("IBNR") claims. IBNR reserves represent our estimated unpaid losses on loans that are in default, but have not yet been reported to us as delinquent by our customers. We will also establish reserves for associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Establishing reserves is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of our insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower. As of December 31, 2021, approximately 60% of our reserves for losses and loss adjustment expenses have been established for Early COVID Defaults. See "—Results of Operations—Provision for Losses and Loss Adjustment Expenses"

for a discussion of this estimate and Note 6 to our consolidated financial statements a sensitivity of the key assumption for this estimate.

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

A debt security is impaired if the fair value of the security is less than its amortized cost basis. Under the current guidance we determine whether the impairment has resulted from a credit loss or other factors. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses, up to the amount of the impairment when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis. Under the previous other-than-temporary impairment model for available-for-sale debt securities .a debt security impairment was deemed other-than-temporary if we either intend to sell the security, or it was more likely than not that we would be required to sell the security before recovery or we did not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2021, 2020 and 2019, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer was current on its scheduled interest and principal payments. There were no impairments in the year ended December 31, 2021. We recorded impairments of $0.4 million in the year ended December 31, 2020 and other-than-temporary impairments of $0.3 million in the year ended December 31, 2019 for securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date.

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

At December 31, 2021, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Auditor Firm ID: 238)	82
Consolidated Balance Sheets	84
Consolidated Statements of Comprehensive Income	85
Consolidated Statements of Changes in Stockholders' Equity	86
Consolidated Statements of Cash Flows	87
Notes to Consolidated Financial Statements	88
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2021	117
Schedule II—Condensed Financial Information of Registrant at December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021	118
Schedule IV—Reinsurance for the years ended December 31, 2021, 2020 and 2019	122

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Reserve for Losses and Loss Adjustment Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company's recorded reserve for losses and loss adjustment expenses of $407 million as of December 31, 2021 is based on management's best estimate of ultimate claim costs for defaulted loans. Upon notification that a borrower has defaulted, management considers internal and third-party information and models to determine the likelihood that a default will reach claim status and projects the amount that the Company will pay if a default becomes a claim. Management's estimates of claim rates and claim sizes will be influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and management's best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of the Company's insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to management's estimates of claim rates and claim sizes, including management's assumptions related to the macroeconomic factors and their assessment of the relevance of internal and third-party historical default data and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's valuation of the reserve for losses and loss adjustment expenses, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the reserve for losses and loss adjustment expenses using Company and historical mortgage insurance industry data and comparing this independent estimate to management's recorded reserve. Developing the independent estimate involved independently estimating claim rates and claim sizes, testing the completeness and accuracy of data provided by management and evaluating the reasonableness of management's assumptions related to macroeconomic factors based on broader sector experience and management's assessment of internal and third-party historical default data.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 15, 2022

We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2021 — $4,584,521; 2020 — $3,677,815)	$4,649,800	$3,838,513
Short-term investments available for sale, at fair value (amortized cost: 2021 — $313,086; 2020 — $726,875)	313,087	726,860
Total investments available for sale	4,962,887	4,565,373
Other invested assets	170,472	88,904
Total investments	5,133,359	4,654,277
Cash	81,491	102,830
Accrued investment income	26,546	19,948
Accounts receivable	46,157	50,140
Deferred policy acquisition costs	12,178	17,005
Property and equipment (at cost, less accumulated depreciation of $64,340 in 2021 and $60,967 in 2020)	11,921	15,095
Prepaid federal income tax	360,810	302,636
Other assets	49,712	40,793
Total assets	$5,722,174	$5,202,724

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$407,445	$374,941
Unearned premium reserve	185,385	250,436
Net deferred tax liability	373,654	305,109
Credit facility borrowings (at carrying value, less unamortized deferred costs of $5,177 in 2021 and $3,280 in 2020)	419,823	321,720
Other accrued liabilities	99,753	87,885
Total liabilities	1,486,060	1,340,091
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 109,377 shares in 2021 and 112,423 shares in 2020	1,641	1,686
Additional paid-in capital	1,428,952	1,571,163
Accumulated other comprehensive income	50,707	138,274
Retained earnings	2,754,814	2,151,510
Total stockholders' equity	4,236,114	3,862,633
Total liabilities and stockholders' equity	$5,722,174	$5,202,724

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Revenues:
Net premiums written	$807,492	$834,113	$760,845
Decrease in unearned premiums	65,051	28,451	16,580
Net premiums earned	872,543	862,564	777,425
Net investment income	88,765	80,087	83,542
Realized investment gains, net	418	2,697	3,229
Income (loss) from other invested assets	56,386	(215)	(199)
Other income	10,398	10,021	3,570
Total revenues	1,028,510	955,154	867,567

Losses and expenses:
Provision for losses and LAE	31,057	301,293	32,986
Other underwriting and operating expenses	166,857	154,691	165,369
Interest expense	8,282	9,074	10,151
Total losses and expenses	206,196	465,058	208,506

Income before income taxes	822,314	490,096	659,061
Income tax expense	140,531	77,055	103,348
Net income	$681,783	$413,041	$555,713

Earnings per share:
Basic	$6.13	$3.89	$5.68
Diluted	6.11	3.88	5.66

Weighted average shares outstanding:
Basic	111,164	106,098	97,762
Diluted	111,555	106,376	98,227

Net income	$681,783	$413,041	$555,713

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $(15,477) in 2021, $16,836 in 2020 and $17,497 in 2019	(87,567)	82,087	85,180
Total other comprehensive (loss) income	(87,567)	82,087	85,180
Comprehensive income	$594,216	$495,128	$640,893

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31,
(In thousands)	2021	2020	2019
Common Shares
Balance, beginning of year	$1,686	$1,476	$1,472
Issuance of common shares	—	207	—
Issuance of management incentive shares	9	5	7
Cancellation of treasury stock	(54)	(2)	(3)
Balance, end of year	1,641	1,686	1,476

Additional Paid-In Capital
Balance, beginning of year	1,571,163	1,118,655	1,110,800
Issuance of common shares, net of issuance costs of $18,888 in 2020	—	439,755	—
Dividends and dividend equivalents declared	755	648	276
Issuance of management incentive shares	(9)	(5)	(7)
Stock-based compensation expense	20,844	18,462	16,588
Cancellation of treasury stock	(163,801)	(6,352)	(9,002)
Balance, end of year	1,428,952	1,571,163	1,118,655

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	138,274	56,187	(28,993)
Other comprehensive (loss) income	(87,567)	82,087	85,180
Balance, end of year	50,707	138,274	56,187

Retained Earnings
Balance, beginning of year	2,151,510	1,808,527	1,282,438
Net income	681,783	413,041	555,713
Dividends and dividend equivalents declared	(78,479)	(70,058)	(29,624)
Balance, end of year	2,754,814	2,151,510	1,808,527

Treasury Stock
Balance, beginning of year	—	—	—
Treasury stock acquired	(163,855)	(6,354)	(9,005)
Cancellation of treasury stock	163,855	6,354	9,005
Balance, end of year	—	—	—

Total Stockholders' Equity	$4,236,114	$3,862,633	$2,984,845

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities
Net income	$681,783	$413,041	$555,713
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of investments, net	(418)	(2,697)	(3,229)
Equity in net (income) loss of other invested assets	(56,386)	215	199
Distribution of income from other invested assets	25,730	1,277	648
Depreciation and amortization	3,379	3,328	3,769
Stock-based compensation expense	20,844	18,462	16,588
Amortization of premium on investment securities	33,739	23,393	15,738
Deferred income tax provision	84,022	38,653	59,481
Change in:
Accrued investment income	(6,598)	(1,413)	(908)
Accounts receivable	3,337	(8,848)	(3,767)
Deferred policy acquisition costs	4,827	(1,300)	344
Prepaid federal income tax	(58,174)	(40,751)	(59,500)
Other assets	(3,948)	(16,840)	(2,921)
Reserve for losses and LAE	32,504	305,579	19,898
Unearned premium reserve	(65,051)	(28,451)	(16,580)
Other accrued liabilities	9,666	24,283	4,375
Net cash provided by operating activities	709,256	727,931	589,848

Investing Activities
Net change in short-term investments	413,773	(411,498)	(160,962)
Purchase of investments available for sale	(2,270,701)	(1,575,082)	(1,044,964)
Proceeds from maturities and paydowns of investments available for sale	266,930	262,321	88,025
Proceeds from sales of investments available for sale	1,067,882	577,409	623,771
Purchase of other invested assets	(67,397)	(17,012)	(49,789)
Return of investment from other invested assets	8,844	11,891	2,252
Purchase of property and equipment	(2,498)	(2,446)	(3,409)
Net cash used in investing activities	(583,167)	(1,154,417)	(545,076)

Financing Activities
Issuance of common shares, net of costs	—	439,962	—
Credit facility borrowings	225,000	200,000	—
Credit facility repayments	(125,000)	(100,000)	—
Treasury stock acquired	(163,855)	(6,354)	(9,005)
Payment of issuance costs for credit facility	(5,849)	(6,232)	(15)
Dividends paid	(77,724)	(69,410)	(29,348)
Net cash (used in) provided by financing activities	(147,428)	457,966	(38,368)

Net (decrease) increase in cash	(21,339)	31,480	6,404
Cash at beginning of year	102,830	71,350	64,946
Cash at end of year	$81,491	$102,830	$71,350

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(55,799)	$(38,705)	$(41,505)
Interest payments	(6,951)	(8,263)	(9,863)

Noncash Transactions
Repayment of borrowings with term loan proceeds	(225,000)	(325,000)	—
Operating lease liabilities arising from obtaining right-of-use assets	$15	$805	$1,334

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

Essent Guaranty reinsures new insurance written ("NIW") to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided for Essent Guaranty's NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate domiciled in the state of Pennsylvania.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method of accounting or fair value using net asset value (or its equivalent) as a practical expedient, with changes in value reported in income from other invested assets. In applying the equity method or fair value using net asset value (or its equivalent) as a practical expedient, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the partnership or changes in fair value. We have elected to classify distributions received from these investments using the cumulative earnings approach. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

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

	2021		2020
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$2,321	$(2,143)	$2,220	$(2,068)
Office equipment	906	(842)	848	(772)
Computer hardware	10,666	(9,962)	10,282	(8,987)
Purchased software	38,466	(38,046)	38,434	(37,404)
Costs of internal-use software	12,500	(10,028)	10,783	(8,959)
Leasehold improvements	4,987	(3,319)	4,787	(2,777)
Total	$69,846	$(64,340)	$67,354	$(60,967)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $5.8 million, $10.1 million and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of deferred policy acquisition costs totaled $10.6 million, $8.8 million and $8.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 88% of earned premium in 2021. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $63.8 million and $88.9 million of earned premium related to policy cancellations for the years ended December 31, 2021 and 2020, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2021 and 2020, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Derivative Instruments

Derivative instruments, including embedded derivative instruments, are recognized at fair value in the consolidated balance sheets. The amount of monthly reinsurance premiums ceded under our reinsurance contracts will fluctuate due to changes in one-month LIBOR or SOFR and changes in money market rates. As the reinsurance premium will vary based on changes in these rates, we concluded that these reinsurance agreements contain embedded derivatives that are accounted for separately like freestanding derivatives.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments

Investments available for sale consist of the following:

December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$447,926	$3,833	$(2,966)	$448,793
U.S. agency securities	5,501	3	—	5,504
U.S. agency mortgage-backed securities	1,005,611	13,365	(10,113)	1,008,863
Municipal debt securities (1)	598,764	30,122	(1,287)	627,599
Non-U.S. government securities	77,366	3,232	(855)	79,743
Corporate debt securities (2)	1,428,645	36,067	(9,465)	1,455,247
Residential and commercial mortgage securities	541,638	10,452	(6,667)	545,423
Asset-backed securities	582,144	1,673	(2,114)	581,703
Money market funds	210,012	—	—	210,012
Total investments available for sale	$4,897,607	$98,747	$(33,467)	$4,962,887

December 31, 2020 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$259,378	$9,088	$(22)	$268,444
U.S. agency securities	17,930	155	—	18,085
U.S. agency mortgage-backed securities	963,670	33,205	(970)	995,905
Municipal debt securities (1)	513,870	37,662	(15)	551,517
Non-U.S. government securities	56,045	5,562	—	61,607
Corporate debt securities (2)	1,070,027	56,864	(379)	1,126,512
Residential and commercial mortgage securities	391,921	18,641	(1,280)	409,282
Asset-backed securities	452,527	3,246	(1,056)	454,717
Money market funds	679,322	—	(18)	679,304
Total investments available for sale	$4,404,690	$164,423	$(3,740)	$4,565,373
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2021	2020
Special revenue bonds	77.1%	76.8%
General obligation bonds	20.5	20.3
Certificate of participation bonds	1.9	2.3
Tax allocation bonds	0.5	0.6
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2021	2020
Financial	33.7%	34.9%
Consumer, non-cyclical	19.8	19.1
Communications	11.4	9.3
Industrial	7.0	5.3
Consumer, cyclical	7.0	8.0
Technology	6.8	6.1
Energy	6.0	8.2
Utilities	4.6	5.9
Basic materials	3.7	3.1
Government	—	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments available for sale at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$99,243	$99,265
Due after 1 but within 5 years	302,030	301,957
Due after 5 but within 10 years	42,810	43,672
Due after 10 years	3,843	3,899
Subtotal	447,926	448,793
U.S. agency securities:
Due in 1 year	5,501	5,504
Subtotal	5,501	5,504
Municipal debt securities:
Due in 1 year	4,072	4,134
Due after 1 but within 5 years	117,780	123,845
Due after 5 but within 10 years	198,570	211,121
Due after 10 years	278,342	288,499
Subtotal	598,764	627,599
Non-U.S. government securities:
Due in 1 year	4,802	4,836
Due after 1 but within 5 years	23,855	24,968
Due after 5 but within 10 years	21,453	23,173
Due after 10 years	27,256	26,766
Subtotal	77,366	79,743
Corporate debt securities:
Due in 1 year	145,820	146,621
Due after 1 but within 5 years	551,226	562,545
Due after 5 but within 10 years	499,085	506,399
Due after 10 years	232,514	239,682
Subtotal	1,428,645	1,455,247
U.S. agency mortgage-backed securities	1,005,611	1,008,863
Residential and commercial mortgage securities	541,638	545,423
Asset-backed securities	582,144	581,703
Money market funds	210,012	210,012
Total investments available for sale	$4,897,607	$4,962,887

Gross gains and losses realized on the sale of investments available for sale were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Realized gross gains	$4,044	$5,608	$5,238
Realized gross losses	3,626	2,482	1,746

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$207,122	$(2,170)	$28,012	$(796)	$235,134	$(2,966)
U.S. agency mortgage-backed securities	582,108	(9,414)	26,131	(699)	608,239	(10,113)
Municipal debt securities	91,719	(1,281)	312	(6)	92,031	(1,287)
Non-U.S. government securities	22,986	(855)	—	—	22,986	(855)
Corporate debt securities	522,120	(7,200)	46,875	(2,265)	568,995	(9,465)
Residential and commercial mortgage securities	268,617	(5,200)	38,256	(1,467)	306,873	(6,667)
Asset-backed securities	339,137	(1,954)	13,101	(160)	352,238	(2,114)
Total	$2,033,809	$(28,074)	$152,687	$(5,393)	$2,186,496	$(33,467)

	Less than 12 months		12 months or more		Total
December 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$28,776	$(22)	$—	$—	$28,776	$(22)
U.S. agency mortgage-backed securities	152,671	(924)	3,007	(46)	155,678	(970)
Municipal debt securities	3,838	(15)	—	—	3,838	(15)
Corporate debt securities	141,803	(379)	—	—	141,803	(379)
Residential and commercial mortgage securities	63,203	(777)	9,516	(503)	72,719	(1,280)
Asset-backed securities	124,165	(483)	65,897	(573)	190,062	(1,056)
Money market funds	99,995	(18)	—	—	99,995	(18)
Total	$614,451	$(2,618)	$78,420	$(1,122)	$692,871	$(3,740)

At December 31, 2021 and 2020, we held 1,180 and 363 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at December 31, 2021 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that over 98% of the securities at December 31, 2021 had investment-grade ratings. We concluded that gross unrealized losses noted above are principally associated with the changes in credit spreads subsequent to purchase rather than due to credit impairment. There were no impairments in the year ended December 31, 2021. We recorded impairments of $0.4 million in the year ended December 31, 2020 and other-than-temporary impairments of $0.3 million in the year ended December 31, 2019 on securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting dates.

The Company's other invested assets at December 31, 2021 and December 31, 2020 totaled $170.5 million and $88.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the year ended December 31, 2021,

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

includes $51.5 million of net unrealized gains, which includes $7.6 million of net unrealized gains that were accumulated in OCI at December 31, 2020.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $94.0 million as of December 31, 2021. Approximately 58% of these investments were in limited partnerships invested in real estate, with the remaining limited partnerships invested in financial services, technology, and traditional private equity investments. At December 31, 2021, maximum future funding commitments were $10.7 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next three to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.7 million at December 31, 2021 and $9.7 million at December 31, 2020. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $982.6 million at December 31, 2021 and $1.1 billion at December 31, 2020. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 5). The fair value of the assets on deposit was $8.5 million at December 31, 2021 and $8.5 million at December 31, 2020. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at December 31, 2021 and $12.0 million at December 31, 2020.

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Fixed maturities	$94,117	$83,313	$82,194
Short-term investments	171	1,669	5,049
Gross investment income	94,288	84,982	87,243
Investment expenses	(5,523)	(4,895)	(3,701)
Net investment income	$88,765	$80,087	$83,542

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2021	2020
Premiums receivable	$42,988	$46,974
Other receivables	3,169	3,166
Total accounts receivable	46,157	50,140
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$46,157	$50,140
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net premiums written:
Direct	$918,406	$922,851	$796,344
Ceded (1)	(110,914)	(88,738)	(35,499)
Net premiums written	$807,492	$834,113	$760,845

Net premiums earned:
Direct	$983,457	$951,302	$812,924
Ceded (1)	(110,914)	(88,738)	(35,499)
Net premiums earned	$872,543	$862,564	$777,425
_______________________________________________________________________________
(1)Net of profit commission.

Quota Share Reinsurance

Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers (the "QSR Agreement"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under the QSR Agreement, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The QSR Agreement is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under the QSR Agreement, including the option to terminate the QSR Agreement with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate the QSR Agreement on December 31, 2022, or annually thereafter. As Essent Guaranty did not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn will increase to 63% in 2022 and thereafter. RIF ceded under the QSR Agreement was $4.6 billion as of December 31, 2021.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate these reinsurance agreements.

The following tables summarizes Essent Guaranty's excess of loss reinsurance agreements as of December 31, 2021:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027
2019 & 2020	Radnor Re 2020-2 Ltd.	October 8, 2020	October 25, 2027
2020 & 2021	Radnor Re 2021-1 Ltd.	June 23, 2021	June 26, 2028
2021	Radnor Re 2021-2 Ltd.	November 10, 2021	November 25, 2027
_______________________________________________________________________________
(1)If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of December 31, 2021:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$9,131,102	$2,462,841	$178,717	$—		$178,717	$207,140
2017	8,286,495	2,143,551	242,123	165,167	(7)	407,290	217,409
2018	9,341,880	2,382,994	325,537	76,144	(8)	401,681	249,450
2019 (3)	11,238,898	2,874,767	495,889	55,102	(9)	550,991	215,115
2019 & 2020 (4)	31,050,401	7,848,926	153,530	—		153,530	465,690
2020 & 2021 (5)	50,143,288	12,263,000	557,911	—		557,911	278,956
2021 (6)	45,887,021	12,086,006	439,407	—		439,407	279,415
Total	$165,079,085	$42,062,085	$2,393,114	$296,413		$2,689,527	$1,913,175
_______________________________________________________________________________
(3)Reinsurance coverage on new insurance written from January 1, 2019 through August 31, 2019.
(4)Reinsurance coverage on new insurance written from September 1, 2019 through July 31, 2020.
(5)Reinsurance coverage on new insurance written from August 1, 2020 through March 31, 2021.
(6)Reinsurance coverage on new insurance written from April 1, 2021 through September 30, 2021.
(7)Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.
(8)Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.
(9)Coverage provided pari-passu to the coverage provided by Radnor Re 2020-1 Ltd.

Based on the level of delinquencies reported to us, the ILN transactions entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The amortization of principal of the notes issued by the unaffiliated special purpose insurers in connection with those ILN transactions is suspended and the aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. As of November 26, 2021, Radnor Re 2019-2 was no longer subject to a trigger event.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of December 31, 2021:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$229	$39	$268
Radnor Re 2019-1 Ltd.	325,537	(2,478)	76	(2,402)
Radnor Re 2019-2 Ltd.	178,717	(1,521)	14	(1,507)
Radnor Re 2020-1 Ltd.	495,889	(1,652)	134	(1,518)
Radnor Re 2020-2 Ltd.	153,530	(472)	9	(463)
Radnor Re 2021-1 Ltd.	557,911	(1,421)	232	(1,189)
Radnor Re 2021-2 Ltd.	439,407	(1,110)	233	(877)
Total	$2,393,114	$(8,425)	$737	$(7,688)

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

(In thousands)	2021	2020	2019
Reserve for losses and LAE at beginning of year	$374,941	$69,362	$49,464
Less: Reinsurance recoverables	19,061	71	—
Net reserve for losses and LAE at beginning of year	355,880	69,291	49,464
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	97,256	317,516	50,562
Prior years	(66,199)	(16,223)	(17,576)
Net incurred losses and LAE during the current year	31,057	301,293	32,986
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	388	1,018	1,288
Prior years	5,044	13,686	11,871
Net loss and LAE payments during the current year	5,432	14,704	13,159
Net reserve for losses and LAE at end of year	381,505	355,880	69,291
Plus: Reinsurance recoverables	25,940	19,061	71
Reserve for losses and LAE at end of year	$407,445	$374,941	$69,362

For the year ended December 31, 2021, $5.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $66.2 million favorable prior year development during the year ended December 31, 2021. Reserves remaining as of December 31, 2021 for prior years are $284.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2020, $13.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $16.2 million favorable prior year development during the year ended December 31, 2020. Reserves remaining as of December 31, 2020 for prior years were $39.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 and throughout 2021, although remaining elevated through most of 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages that we insure and has the potential to increase claim frequencies on defaults. As of December 31, 2021, insured loans in default totaled 16,963. For borrowers who have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the defaulted loans, we believe that the ultimate number of COVID-19-related default notices received in April 2020 through September 2020 ("Early COVID Defaults") that result in claims will be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the risk in force for the Early COVID Defaults. We have not adjusted the loss reserves associated with the Early COVID Defaults as we continue to believe that these reserves represent the best estimate of the ultimate loss. The credit characteristics of defaults reported subsequent to September 30, 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020 we observed a normalization of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. We believe that while defaults subsequent to September 30, 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 2020 using our normal reserve methodology. The reserve for losses and LAE at

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2021 includes $243.0 million of reserves for Early COVID Defaults. It is reasonably possible that our estimate of the losses for the Early COVID-19 defaults could change in the near term as a result of the continued impact of the pandemic on the economic environment, the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus and the performance of the COVID-19 defaults in the forbearance programs. A 100 basis point increase or decrease in the reserve rate applied to Early COVID Defaults would result in a corresponding increase or decrease in our reserve for losses and LAE of approximately $35 million as of December 31, 2021. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of Early COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

The following table summarizes incurred loss and allocated loss adjustment expense development, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2012 to 2020 is presented as supplementary information.

	Incurred Loss and Allocated LAE, For the Years Ended December 31,										As of December 31, 2021
(In thousands)											Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,523	$858	$814	$781	$748	$809	$808	$808	$808	$808	$—	19
2013		2,986	2,461	2,008	1,997	2,060	2,058	2,058	2,058	2,058	—	51
2014			6,877	4,312	3,323	2,984	2,930	2,897	2,882	2,869	1	92
2015				14,956	9,625	8,893	8,439	8,461	8,323	8,410	13	213
2016					21,889	11,890	9,455	9,219	8,972	8,614	28	247
2017						38,178	16,261	12,202	11,488	11,249	49	344
2018							36,438	23,168	19,536	17,402	242	542
2019								50,562	39,085	23,649	896	990
2020									317,516	269,410	19,521	6,476
2021										97,256	7,405	9,699
Total										$441,725

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2021.

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2012 through 2020 is presented as supplementary information.

(In thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$24	$535	$659	$665	$665	$808	$808	$808	$808	$808
2013		239	928	1,501	1,775	1,880	2,058	2,058	2,058	2,058
2014			138	1,587	2,463	2,787	2,897	2,882	2,867	2,856
2015				544	3,610	6,960	7,535	7,961	8,055	8,226
2016					927	4,896	6,947	7,864	8,270	8,205
2017						633	5,370	9,156	10,257	10,536
2018							1,310	8,067	13,406	13,927
2019								1,288	8,049	10,717
2020									1,018	2,499
2021										388
Total										$60,220
All outstanding liabilities before 2012, net of reinsurance										—
Reserve for losses and LAE, net of reinsurance										$381,505

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the reserve for losses and LAE at December 31, 2021:

(In thousands)	December 31, 2021
Reserve for losses and LAE, net of reinsurance	$381,505
Reinsurance recoverables on unpaid claims	25,940
Total gross reserve for losses and LAE	$407,445

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2021 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7	8	9	10

Average Payout	6%	38%	27%	8%	4%	5%	0%	0%	0%	0%

Note 7. Debt Obligations

Credit Facility

On December 10, 2021, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into a third amended and restated, five-year secured credit facility with a committed capacity of $825 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured credit facility entered into on October 14, 2020, and provides for an increase in the revolving credit facility from $300 million to $400 million. At closing, $425 million of new term loans were issued, with $225 million of the proceeds used to repay the existing term loan outstanding at Essent Group. Essent US Holdings, Inc. ("Essent Holdings") used cash to repay its $100 million existing term loan outstanding. The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at December 31, 2021 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 16). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of December 31, 2021, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Credit Facility with a weighted average interest rate of 1.79%. As of December 31, 2020, $325 million had been borrowed with a weighted average interest rate of 2.19%.

Note 8. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For each of the years ended December 31, 2021 and 2020, we paid less than $0.1 million related to remedies. As of December 31, 2021, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2021 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2021, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to ten years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $6.4 million and $8.7 million as of December 31, 2021 and 2020, respectively, are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $8.0 million and $10.9 million as of December 31, 2021 and 2020, respectively, are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $2.6 million, $2.4 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents lease cost and other lease information as of and for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Lease cost:
Operating lease cost	$2,699	$2,532	$2,479
Short-term lease cost	2	19	101
Sublease income	(135)	(131)	(129)
Total lease cost	$2,566	$2,420	$2,451

Other information:
Weighted average remaining lease term - operating leases	2.8 years	3.8 years	4.8 years
Weighted average discount rate - operating leases	4.0%	3.9%	4.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents a maturity analysis of our lease liabilities as follows at December 31, 2021:

Year Ended December 31 (In thousands)
2022	$3,317
2023	3,024
2024	1,334
2025	793
2026	—
2027 and thereafter	—
Total lease payments to be paid	8,468
Less: Future interest expense	(488)
Present value of lease liabilities	$7,980

The maturity analysis of our lease liabilities shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2022 under the non-cancelable sublease.

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

Dividends

During the third quarter of 2019, the Board of Directors declared Essent's inaugural quarterly cash dividend of $0.15 per common share which was paid in September 2019. In each subsequent quarter, we declared and paid quarterly cash dividends on our common shares. The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2021	2020	2019
March 31	$0.16	$0.16	$—
June 30	0.17	0.16	—
September 30	0.18	0.16	0.15
December 31	0.19	0.16	0.15

Total dividends per common share declared and paid	$0.70	$0.64	$0.30

In February 2022, the Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on March 21, 2022, to shareholders of record on March 10, 2022.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. During the year ended December 31, 2021, the Company repurchased 3,469,560 common shares at a cost of $157.8 million leaving $92.2 million remaining unused under the authorized repurchase plan as of December 31, 2021. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2021.

Note 10. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle the holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan. As of December 31, 2021, there were 3.2 million common shares available for future grant under the 2013 Plan.

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

In February of each year, 2016 through 2020, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards vest in three equal yearly installments commencing on March 1 of the year following the grant year. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commences on January 1 of the grant year and vest on March 1 following the end of the performance period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2017 Performance-Based Grants		2016 Performance-Based Grants		2015 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<16%	0%	<13%	0%	<11%	0%
Threshold	16%	25%	13%	25%	11%	10%
	17%	50%	14%	50%	12%	36%
	18%	75%	15%	75%	13%	61%
					14%	87%
Maximum	≥19%	100%	≥16%	100%	≥15%	100%

	2020 Performance-Based Grants		2019 Performance-Based Grants		2018 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<13%	0%	<14%	0%	<15%	0%
Threshold	13%	10%	14%	10%	15%	25%
	14%	35%	15%	35%	16%	50%
	15%	60%	16%	60%	17%	75%
	16%	85%	17%	85%
Maximum	≥17%	100%	≥18%	100%	≥18%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown. The compounded annual book value per share growth for each of the 2015, 2016, 2017 and 2018 performance-based grants exceeded the maximum performance level and have vested or will vest at 100%.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 and 2020 awards will vest on March 1, 2022 and March 1, 2023, respectively, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards is $4.0 million. As of December 31, 2021, there was $1.6 million of unrecognized compensation expense related to amending these awards and we expect to recognize the expense over a weighted average period of 1.1 years.

In January 2017, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2018, 2019 and 2020. In January 2020, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2021, 2022 and 2023. In connection with our incentive program covering bonus awards for performance years 2015 through 2020, in February following each performance year, time-based share awards and share units were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.

In May of each year, 2018 through 2021, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The following tables summarize nonvested common share, nonvested common share unit and DEU activity for the year ended December 31:

	2021
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66
Granted	281	15.64	93	43.67	212	46.96	17	44.86
Vested	(113)	45.02	(98)	45.40	(214)	43.74	(9)	38.53
Forfeited	(31)	24.33	(8)	44.94	(29)	48.85	(1)	40.53
Outstanding at end of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75

	2020
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11
Granted	109	51.52	69	51.52	350	48.75	19	35.42
Vested	(140)	36.29	(85)	40.47	(192)	37.76	(3)	49.79
Forfeited	—	N/A	—	N/A	(17)	50.04	—	33.86
Outstanding at end of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2019
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	482	$29.49	207	$32.82	449	$34.35	—	N/A
Granted	141	45.32	90	40.98	143	42.08	5	$51.09
Vested	(229)	17.69	(128)	27.37	(232)	30.85	—	48.63
Forfeited	—	N/A	—	N/A	(9)	35.53	—	49.27
Outstanding at end of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11

The total fair value of nonvested shares, share units or DEUs that vested was $19.5 million, $18.5 million and $25.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $22.7 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2021 and we expect to recognize the expense over a weighted average period of 2.1 years.

In connection with our incentive program covering bonus awards for performance year 2021, in February 2022, 56,126 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2022, 331,368 nonvested common shares were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 135,616, 141,801 and 208,947 in 2021, 2020 and 2019, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2021 and 2020.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units were as follows for the years ended December 31:

(In thousands)	2021	2020	2019
Compensation expense	$20,844	$18,462	$16,588
Income tax benefit	4,088	3,511	3,125

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2021, Essent Guaranty had unassigned surplus of approximately $338.6 million and Essent PA had unassigned surplus of approximately $17.1 million. For 2022, Essent Guaranty has dividend capacity of $338.6 million and Essent PA has dividend capacity of $5.6 million.

Under PMIERs guidance issued by the GSEs effective June 30, 2020 through June 30, 2021, Essent Guaranty was required to obtain GSE written approval before paying a dividend. As a result of PMIERs guidance issued by the GSEs on June 30, 2021, Essent Guaranty could pay a dividend without prior GSE approval in the three months ended September 30, 2021 as long as the dividend payment would not cause its Available Assets to fall below 150% of its Minimum Required Assets. In addition, the guidance specified that Essent Guaranty could pay a dividend without prior GSE approval in the three months ended December 31, 2021 as long as the dividend payment would not cause its Available Assets to fall below 115% of its Minimum Required Assets. During the year ended December 31, 2021, Essent Guaranty paid to its parent, Essent Holdings,

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

dividends totaling $247.2 million. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the years ended December 31, 2020 or 2019. Essent PA did not pay a dividend in 2021, 2020 or 2019.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2021, Essent Re had total equity of $1.3 billion.

At December 31, 2021, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

For the year ended December 31, 2021, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Income tax expense which is generated in the U.S. consists of the following components for the years ended December 31:

(In thousands)	2021	2020	2019
Current	$56,509	$38,402	$43,867
Deferred	84,022	38,653	59,481
Total income tax expense	$140,531	$77,055	$103,348

For the year ended December 31, 2021, pre-tax income attributable to Bermuda and U.S. operations was $217.3 million and $605.0 million, respectively, as compared to $129.3 million and $360.8 million, respectively, for the year ended December 31, 2020 and $162.8 million and $496.3 million, respectively, for the year ended December 31, 2019.

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 21%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

	2021		2020		2019
($ in thousands)	$	% of pretax income	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$127,046	15.5%	$75,763	15.5%	$104,213	15.8%
State taxes, net of federal benefit	11,295	1.4	—	0.0	—	0.0
Non-deductible expenses	3,652	0.4	2,482	0.5	2,595	0.4
Tax exempt interest, net of proration	(1,606)	(0.2)	(1,462)	(0.3)	(1,541)	(0.2)
Excess tax benefits from stock-based compensation	61	0.0	(599)	(0.1)	(1,997)	(0.3)
Other	83	0.0	871	0.1	78	0.0
Total income tax expense	$140,531	17.1%	$77,055	15.7%	$103,348	15.7%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2021	2020
Deferred tax assets	$29,100	$29,577
Deferred tax liabilities	(402,754)	(334,686)
Net deferred tax liability	$(373,654)	$(305,109)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2021	2020
Contingency reserves	$(372,336)	$(300,281)
Unrealized (gain) loss on investments	(14,573)	(30,050)
Investments in limited partnerships	(13,002)	(561)
Unearned premium reserve	12,539	15,192
Accrued expenses	6,076	4,202
Deferred policy acquisition costs	(2,642)	(3,571)
Loss reserves	2,622	2,529
Unearned ceding commissions	2,474	2,951
Nonvested shares	1,841	1,767
Change in fair market value of derivatives	1,827	912
Start-up expenditures, net	880	1,137
Fixed assets	836	880
Prepaid expenses	(123)	(129)
Loss reserves - TCJA transition adjustment	(78)	(94)
Organizational expenditures	5	7
Net deferred tax liability	$(373,654)	$(305,109)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code ("IRC") for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2021, we had net purchases of T&L Bonds in the amount of $58.2 million and had net purchases of T&L Bonds in the amount of $40.8 million during the year ended December 31, 2020. As of December 31, 2021 and 2020, we held $360.8 million and $302.6 million of T&L Bonds, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. At December 31, 2021 and 2020, after weighing all the evidence, management concluded that it was more likely than not that our deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the unremitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $2.7 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $134.3 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. As of December 31, 2021, the U.S. federal income tax returns for the tax years 2018 through 2020 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2021 or December 31, 2020.

Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2021	2020	2019
Net income	$681,783	$413,041	$555,713

Basic weighted average shares outstanding	111,164	106,098	97,762
Dilutive effect of nonvested shares	391	278	465
Diluted weighted average shares outstanding	111,555	106,376	98,227

Basic earnings per share	$6.13	$3.89	$5.68
Diluted earnings per share	$6.11	$3.88	$5.66
There were 186,020, 324,813 and 39,490 antidilutive shares for the years ended December 31, 2021, 2020 and 2019, respectively.
The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth and relative total shareholder return as of December 31, 2021, the 2021 performance-based share awards would be issuable at 100% of target under the terms of the arrangements if December 31, 2021 was the end of the contingency period, which is 50% of the shares issued.
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

Based on the compounded annual book value per share growth as of December 31, 2019, 100% of all performance-based share awards would have been issuable under the terms of the arrangements if December 31, 2019 was the end of the contingency period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2021			2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$168,324	$(30,050)	$138,274	$69,401	$(13,214)	$56,187
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the year	(94,986)	13,858	(81,128)	101,620	(17,286)	84,334
Less: Reclassification adjustment for gains included in net income (1) (2)	(8,058)	1,619	(6,439)	(2,697)	450	(2,247)
Net unrealized (losses) gains on investments	(103,044)	15,477	(87,567)	98,923	(16,836)	82,087
Other comprehensive (loss) gain	(103,044)	15,477	(87,567)	98,923	(16,836)	82,087
Balance at end of year	$65,280	$(14,573)	$50,707	$168,324	$(30,050)	$138,274
_______________________________________________________________________________
(1)Included in net realized investments gains on our consolidated statements of comprehensive income.
(2)Includes $7.6 million of income from other invested assets recognized in 2021 which was previously classified as accumulated other comprehensive income as of December 31, 2020.

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

December 31, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$448,793	$—	$—	$448,793
U.S. agency securities	—	5,504	—	5,504
U.S. agency mortgage-backed securities	—	1,008,863	—	1,008,863
Municipal debt securities	—	627,599	—	627,599
Non-U.S. government securities	—	79,743	—	79,743
Corporate debt securities	—	1,455,247	—	1,455,247
Residential and commercial mortgage securities	—	545,423	—	545,423
Asset-backed securities	—	581,703	—	581,703
Money market funds	210,012	—	—	210,012
Total assets at fair value (1) (2)	$658,805	$4,304,082	$—	$4,962,887

December 31, 2020 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$268,444	$—	$—	$268,444
U.S. agency securities	—	18,085	—	18,085
U.S. agency mortgage-backed securities	—	995,905	—	995,905
Municipal debt securities	—	551,517	—	551,517
Non-U.S. government securities	—	61,607	—	61,607
Corporate debt securities	—	1,126,512	—	1,126,512
Residential and commercial mortgage securities	—	409,282	—	409,282
Asset-backed securities	—	454,717	—	454,717
Money market funds	679,304	—	—	679,304
Total assets at fair value (1)	$947,748	$3,617,625	$—	$4,565,373
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following table presents Essent Guaranty’s and Essent PA’s statutory net income, statutory surplus and contingency reserve liability as of and for the years ended December 31:

(In thousands)	2021	2020	2019
Essent Guaranty
Statutory net income	$497,652	$312,091	$443,675
Statutory surplus	1,043,866	1,048,878	1,032,416
Contingency reserve liability	1,792,671	1,499,782	1,197,279

Essent PA
Statutory net income	$3,176	$4,560	$8,073
Statutory surplus	56,136	54,354	52,936
Contingency reserve liability	57,384	56,032	52,957

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

At December 31, 2021 and 2020, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2021, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2021, Essent Guaranty increased its contingency reserve by $292.9 million and Essent PA increased its contingency reserve by $1.4 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the years ended December 31, 2021 and 2020, Essent Guaranty released contingency reserves of $3.8 million and $0.1 million, respectively, and Essent PA released contingency reserves of $0.3 million and less than $0.1 million, respectively, to unassigned funds upon completion of the 120 month holding period. Essent Guaranty and Essent PA did not release any amounts from their contingency reserves in 2019.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2021 and 2020, all such requirements were met.

Essent Re's statutory capital and surplus was $1.3 billion and $1.1 billion as of December 31, 2021 and 2020, respectively, and statutory net income was $228.9 million and $143.5 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Note 17. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2021, Essent PA's risk-to-capital ratio was 0.8:1 and there were no amounts outstanding related to this agreement.

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2021

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,367,000	$1,371,121	$1,371,121
States, municipalities and political subdivisions	598,764	627,599	627,599
Residential and commercial mortgage securities	541,638	545,423	545,423
Asset-backed securities	582,144	581,703	581,703
Foreign government and agency securities	77,366	79,743	79,743
All other corporate bonds	1,417,609	1,444,211	1,444,211
Total fixed maturities	4,584,521	4,649,800	4,649,800
Short-term investments	313,086	313,087	313,087
Other invested assets	170,472	170,472	170,472
Total investments	$5,068,079	$5,133,359	$5,133,359

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2021 — $355,700; 2020 — $201,527)	$356,592	$202,129
Short-term investments available for sale, at fair value (amortized cost: 2021 — $162,610; 2020 — $352,412)	162,611	352,415
Total investments available for sale	519,203	554,544
Cash	10,073	8,688
Due from affiliates	837	1,278
Investment in consolidated subsidiaries	4,123,426	3,518,029
Other assets	7,537	4,512
Total Assets	$4,661,076	$4,087,051

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$940	$—
Credit facility borrowings (at carrying value, less unamortized deferred costs of $5,177 in 2021 and $2,287 in 2020)	419,823	222,713
Other accrued liabilities	4,199	1,705
Total liabilities	424,962	224,418
Commitments and contingencies
Stockholders' Equity
Common shares	1,641	1,686
Additional paid-in capital	1,428,952	1,571,163
Accumulated other comprehensive income	50,707	138,274
Retained earnings	2,754,814	2,151,510
Total stockholders' equity	4,236,114	3,862,633
Total liabilities and stockholders' equity	$4,661,076	$4,087,051

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues:
Net investment income	$5,378	$1,181	$1,601
Realized investment losses, net	(108)	(10)	—
Administrative service fees from subsidiaries	682	872	649
Total revenues	5,952	2,043	2,250
Expenses:
Administrative service fees to subsidiaries	4,338	3,728	3,053
Other operating expenses	7,193	5,929	6,925
Interest expense	5,889	6,446	5,742
Total expenses	17,420	16,103	15,720
Loss before income taxes and equity in undistributed net income in subsidiaries	(11,468)	(14,060)	(13,470)
Loss before equity in undistributed net income of subsidiaries	(11,468)	(14,060)	(13,470)
Equity in undistributed net income of subsidiaries	693,251	427,101	569,183
Net income	$681,783	$413,041	$555,713
Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $(15,477) in 2021, $16,836 in 2020 and $17,497 in 2019	(87,567)	82,087	85,180
Total other comprehensive (loss) income	(87,567)	82,087	85,180
Comprehensive income	$594,216	$495,128	$640,893

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities
Net income	$681,783	$413,041	$555,713
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(693,251)	(427,101)	(569,183)
Loss on the sale of investments, net	108	10	—
Stock-based compensation expense	917	935	830
Amortization of premium on investment securities	1,438	435	—
Changes in assets and liabilities:
Other assets	312	(319)	416
Other accrued liabilities	21,447	18,208	15,562
Net cash provided by operating activities	12,754	5,209	3,338
Investing Activities
Net change in short-term investments	189,804	(255,884)	(24,727)
Investments in subsidiaries	—	—	55,001
Purchase of investments available for sale	(273,747)	(205,668)	—
Proceeds from maturities and paydowns of investments available for sale	18,384	838	—
Proceeds from sales of investments available for sale	101,618	3,386	—
Net cash provided by (used in) investing activities	36,059	(457,328)	30,274
Financing Activities
Issuance of common shares, net of costs	—	439,962	—
Credit facility borrowings	200,000	200,000	—
Credit facility repayments	—	(100,000)	—
Treasury stock acquired	(163,855)	(6,354)	(9,005)
Payment of issuance costs for credit facility	(5,849)	(5,236)	(15)
Dividends paid	(77,724)	(69,410)	(29,348)
Net cash (used in) provided by financing activities	(47,428)	458,962	(38,368)
Net increase (decrease) in cash	1,385	6,843	(4,756)
Cash at beginning of year	8,688	1,845	6,601
Cash at end of year	$10,073	$8,688	$1,845

Supplemental Disclosure of Cash Flow Information
Interest payments	$(4,792)	$(5,714)	$(5,509)

Noncash Transactions
Repayment of borrowings with term loan proceeds	$(225,000)	$(225,000)	$—

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2021, Essent Guaranty had unassigned surplus of approximately $338.6 million. Essent PA had unassigned surplus of approximately $17.1 million as of December 31, 2021. For 2022, Essent Guaranty has dividend capacity of $338.6 million and Essent PA has dividend capacity of $5.6 million.

During the years ended December 31, 2021 and 2020, the Parent Company did not receive any dividends from its subsidiaries. During the year ended December 31, 2019, the Parent Company received dividends from Essent Re totaling $55.0 million.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2021, 2020 and 2019

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2021	983,457	(110,914)	—	872,543	0.0%
2020	951,302	(88,738)	—	862,564	0.0%
2019	812,924	(35,499)	—	777,425	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2022 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2022 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2022 Annual General Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2021, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	488,775	(1)	(2)	3,203,705	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	488,775		—	3,203,705
_______________________________________________________________________________
(1)All of these shares are subject to outstanding restricted common share unit awards. This number does not include 639,716 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under column (c).

(2)Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)All of the shares that remained available for future issuance as of December 31, 2021 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 3, 2017 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 7,500,000 common shares are reserved and available for delivery under the amended and restated 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2022 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2022 Annual General Meeting of Shareholders.

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

3.    Exhibits.

Exhibit No.		Description
3.1		Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of February 18, 2009 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2.1		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of October 3, 2013 (incorporated herein by reference to Exhibit 3.2.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
3.3		Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.3 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
4.1		Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
4.2		Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q (File No. 001-36157) filed on November 14, 2014)
10.1		Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.2	†	Leadership Bonus Program (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.3	†	2013 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 333-191193) filed on April 3, 2017)
10.4	†	Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.5	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.6	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on May 6, 2019)
10.7	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 26, 2021)
10.8	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.9	†	Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.10	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)

10.11	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Lawrence E. McAlee (incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.12	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.13	†	Employment Agreement, dated as of March 13, 2015, by and between Essent Reinsurance Ltd. and Joseph Hissong (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.14	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Jeff Cashmer (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 16, 2017)
10.15	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Christopher G. Curran (incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 19, 2019)
10.16	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.17	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.18		Third Amended and Restated Credit Agreement, dated as of December 10, 2021, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on December 14, 2021)
10.19	†	Letter Agreement between Essent Guaranty, Inc. and Jeff R. Cashmer dated September 13, 2021 (incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on November 5, 2021)
21.1	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 15th day of February, 2022.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 15, 2022
Mark A. Casale

/s/ LAWRENCE E. MCALEE	Senior Vice President, Chief Financial Officer	February 15, 2022
Lawrence E. McAlee

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer	February 15, 2022
David B. Weinstock

/s/ ADITYA DUTT	Director	February 15, 2022
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 15, 2022
Robert Glanville

/s/ ANGELA HEISE	Director	February 15, 2022
Angela Heise

/s/ ROY J. KASMAR	Director	February 15, 2022
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 15, 2022
Allan Levine

/s/ DOUGLAS J. PAULS	Director	February 15, 2022
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 15, 2022
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

ITEM 6. [RESERVED]

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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