Form 10-Q
period 2022-03-31
Essent Group Ltd.
filed 2022-05-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 2, 2022 was 107,600,763.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

•deteriorating economic conditions (including inflation, rising interest rates and other adverse economic trends);

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2022 — $4,319,027; 2021 — $4,584,521)	$4,145,542	$4,649,800
Short-term investments available for sale, at fair value (amortized cost: 2022 — $517,501; 2021 — $313,086)	517,363	313,087
Total investments available for sale	4,662,905	4,962,887
Other invested assets	212,521	170,472
Total investments	4,875,426	5,133,359
Cash	203,845	81,491
Accrued investment income	23,233	26,546
Accounts receivable	45,167	46,157
Deferred policy acquisition costs	11,148	12,178
Property and equipment (at cost, less accumulated depreciation of $65,095 in 2022 and $64,340 in 2021)	20,308	11,921
Prepaid federal income tax	360,810	360,810
Other assets	46,208	49,712
Total assets	$5,586,145	$5,722,174

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$293,072	$407,445
Unearned premium reserve	169,786	185,385
Net deferred tax liability	359,919	373,654
Credit facility borrowings (at carrying value, less unamortized deferred costs of $4,927 in 2022 and $5,177 in 2021)	420,073	419,823
Other accrued liabilities	128,227	99,753
Total liabilities	1,371,077	1,486,060
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 108,140 shares in 2022 and 109,377 shares in 2021	1,622	1,641
Additional paid-in capital	1,358,583	1,428,952
Accumulated other comprehensive (loss) income	(152,299)	50,707
Retained earnings	3,007,162	2,754,814
Total stockholders’ equity	4,215,068	4,236,114
Total liabilities and stockholders’ equity	$5,586,145	$5,722,174

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Revenues:
Net premiums written	$199,731	$204,361
Decrease in unearned premiums	15,599	14,706
Net premiums earned	215,330	219,067
Net investment income	24,680	21,788
Realized investment (losses) gains, net	(7,352)	641
Income from other invested assets	24,705	526
Other income	7,248	2,775
Total revenues	264,611	244,797

Losses and expenses:
(Benefit) provision for losses and LAE	(106,858)	32,322
Other underwriting and operating expenses	40,796	42,239
Interest expense	2,226	2,051
Total losses and expenses	(63,836)	76,612

Income before income taxes	328,447	168,185
Income tax expense	54,280	32,537
Net income	$274,167	$135,648

Earnings per share:
Basic	$2.53	$1.21
Diluted	2.52	1.21

Weighted average shares outstanding:
Basic	108,166	112,016
Diluted	108,590	112,378

Net income	$274,167	$135,648

Other comprehensive income (loss):
Change in unrealized depreciation of investments, net of tax benefit of ($35,897) and ($10,201) in the three months ended March 31, 2022 and 2021	(203,006)	(59,203)
Total other comprehensive loss	(203,006)	(59,203)
Comprehensive income	$71,161	$76,445

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Common Shares
Balance, beginning of period	$1,641	$1,686
Issuance of management incentive shares	7	8
Cancellation of treasury stock	(26)	(1)
Balance, end of period	1,622	1,693

Additional Paid-In Capital
Balance, beginning of period	1,428,952	1,571,163
Dividends and dividend equivalents declared	227	176
Issuance of management incentive shares	(7)	(8)
Stock-based compensation expense	4,807	5,179
Cancellation of treasury stock	(75,396)	(5,376)
Balance, end of period	1,358,583	1,571,134

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	50,707	138,274
Other comprehensive loss	(203,006)	(59,203)
Balance, end of period	(152,299)	79,071

Retained Earnings
Balance, beginning of period	2,754,814	2,151,510
Net income	274,167	135,648
Dividends and dividend equivalents declared	(21,819)	(18,119)
Balance, end of period	3,007,162	2,269,039

Treasury Stock
Balance, beginning of period	—	—
Treasury stock acquired	(75,422)	(5,377)
Cancellation of treasury stock	75,422	5,377
Balance, end of period	—	—

Total Stockholders' Equity	$4,215,068	$3,920,937

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating Activities
Net income	$274,167	$135,648
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	7,352	(641)
Income from other invested assets	(24,705)	(526)
Distribution of income from other invested assets	4,452	428
Depreciation and amortization	755	863
Stock-based compensation expense	4,807	5,179
Amortization of premium on investment securities	7,123	6,468
Deferred income tax provision	22,162	23,714
Change in:
Accrued investment income	3,313	(3,652)
Accounts receivable	1,009	3,867
Deferred policy acquisition costs	1,030	2,282
Other assets	4,910	(6,874)
Reserve for losses and LAE	(114,373)	36,182
Unearned premium reserve	(15,599)	(14,706)
Other accrued liabilities	4,226	(461)
Net cash provided by operating activities	180,629	187,771

Investing Activities
Net change in short-term investments	(204,276)	277,528
Purchase of investments available for sale	(281,565)	(681,516)
Proceeds from maturities and paydowns of investments available for sale	54,035	56,603
Proceeds from sales of investments available for sale	493,211	166,390
Purchase of other invested assets	(21,796)	(11,150)
Return of investment from other invested assets	—	6,460
Purchase of property and equipment	(716)	(574)
Net cash provided by (used in) investing activities	38,893	(186,259)

Financing Activities
Treasury stock acquired	(75,422)	(5,377)
Payment of issuance costs for credit facility	(154)	—
Dividends paid	(21,592)	(17,943)
Net cash used in financing activities	(97,168)	(23,320)

Net increase (decrease) in cash	122,354	(21,808)
Cash at beginning of year	81,491	102,830
Cash at end of period	$203,845	$81,022

Supplemental Disclosure of Cash Flow Information
Interest payments	(1,886)	(1,762)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$9,174	$—

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2021, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2022 prior to the issuance of these condensed consolidated financial statements.

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

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$437,450	$368	$(14,178)	$423,640
U.S. agency mortgage-backed securities	902,741	689	(48,655)	854,775
Municipal debt securities (1)	530,839	3,836	(22,490)	512,185
Non-U.S. government securities	73,097	1,411	(2,765)	71,743
Corporate debt securities (2)	1,339,172	2,845	(58,373)	1,283,644
Residential and commercial mortgage securities	565,116	1,168	(27,414)	538,870
Asset-backed securities	604,516	361	(10,426)	594,451
Money market funds	383,597	—	—	383,597
Total investments available for sale	$4,836,528	$10,678	$(184,301)	$4,662,905

December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$447,926	$3,833	$(2,966)	$448,793
U.S. agency securities	5,501	3	—	5,504
U.S. agency mortgage-backed securities	1,005,611	13,365	(10,113)	1,008,863
Municipal debt securities (1)	598,764	30,122	(1,287)	627,599
Non-U.S. government securities	77,366	3,232	(855)	79,743
Corporate debt securities (2)	1,428,645	36,067	(9,465)	1,455,247
Residential and commercial mortgage securities	541,638	10,452	(6,667)	545,423
Asset-backed securities	582,144	1,673	(2,114)	581,703
Money market funds	210,012	—	—	210,012
Total investments available for sale	$4,897,607	$98,747	$(33,467)	$4,962,887

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of:	2022	2021
Special revenue bonds	78.1%	77.1%
General obligation bonds	19.6	20.5
Certificate of participation bonds	1.9	1.9
Tax allocation bonds	0.3	0.5
Special tax bonds	0.1	—
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of:	2022	2021
Financial	38.4%	33.7%
Consumer, non-cyclical	18.0	19.8
Communications	9.7	11.4
Industrial	6.9	7.0
Consumer, cyclical	6.4	7.0
Energy	6.0	6.0
Technology	6.0	6.8
Utilities	5.7	4.6
Basic materials	2.5	3.7
Government	0.4	—
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$88,143	$87,953
Due after 1 but within 5 years	302,905	291,389
Due after 5 but within 10 years	42,566	40,826
Due after 10 years	3,836	3,472
Subtotal	437,450	423,640
Municipal debt securities:
Due in 1 year	1,659	1,665
Due after 1 but within 5 years	119,337	119,368
Due after 5 but within 10 years	164,952	162,102
Due after 10 years	244,891	229,050
Subtotal	530,839	512,185
Non-U.S. government securities:
Due in 1 year	427	430
Due after 1 but within 5 years	38,669	39,429
Due after 5 but within 10 years	8,878	9,073
Due after 10 years	25,123	22,811
Subtotal	73,097	71,743
Corporate debt securities:
Due in 1 year	214,080	214,038
Due after 1 but within 5 years	563,001	551,936
Due after 5 but within 10 years	424,445	394,068
Due after 10 years	137,646	123,602
Subtotal	1,339,172	1,283,644
U.S. agency mortgage-backed securities	902,741	854,775
Residential and commercial mortgage securities	565,116	538,870
Asset-backed securities	604,516	594,451
Money market funds	383,597	383,597
Total investments available for sale	$4,836,528	$4,662,905

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Realized gross gains	$12,576	$750
Realized gross losses	(13,091)	(109)
Impairment loss	(6,837)	—

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$303,598	$(10,257)	$67,009	$(3,921)	$370,607	$(14,178)
U.S. agency mortgage-backed securities	614,532	(31,273)	191,880	(17,382)	806,412	(48,655)
Municipal debt securities	301,894	(21,844)	6,694	(646)	308,588	(22,490)
Non-U.S. government securities	16,001	(915)	14,356	(1,850)	30,357	(2,765)
Corporate debt securities	833,120	(42,805)	125,507	(15,568)	958,627	(58,373)
Residential and commercial mortgage securities	356,130	(18,432)	91,270	(8,982)	447,400	(27,414)
Asset-backed securities	493,873	(9,880)	29,987	(546)	523,860	(10,426)
Total	$2,919,148	$(135,406)	$526,703	$(48,895)	$3,445,851	$(184,301)

	Less than 12 months		12 months or more		Total
December 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$207,122	$(2,170)	$28,012	$(796)	$235,134	$(2,966)
U.S. agency mortgage-backed securities	582,108	(9,414)	26,131	(699)	608,239	(10,113)
Municipal debt securities	91,719	(1,281)	312	(6)	92,031	(1,287)
Non-U.S. government securities	22,986	(855)	—	—	22,986	(855)
Corporate debt securities	522,120	(7,200)	46,875	(2,265)	568,995	(9,465)
Residential and commercial mortgage securities	268,617	(5,200)	38,256	(1,467)	306,873	(6,667)
Asset-backed securities	339,137	(1,954)	13,101	(160)	352,238	(2,114)
Total	$2,033,809	$(28,074)	$152,687	$(5,393)	$2,186,496	$(33,467)

At March 31, 2022 and December 31, 2021, we held 1,994 and 1,180 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at March 31, 2022 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at March 31, 2022 had investment-grade ratings. We concluded that gross unrealized losses noted above are principally associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $6.8 million due to our intent to sell securities in an unrealized loss position in the three months ended March 31, 2022. There were no impairments in the three months ended March 31, 2021.

The Company's other invested assets at March 31, 2022 and December 31, 2021 totaled $212.5 million and $170.5 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

should be reflected in earnings rather than OCI. Income from other invested assets for the three months ended March 31, 2022, includes $15.0 million of net unrealized gains.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $105.8 million as of March 31, 2022. Approximately 56% of these investments were in limited partnerships invested in real estate, with the remaining limited partnerships invested in financial services, technology, and traditional private equity investments. At March 31, 2022, maximum future funding commitments were $8.3 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next three to nine years. For certain of these investments, the Company does not have the contractual option to redeem, but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.3 million at March 31, 2022 and $9.7 million at December 31, 2021. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $985.7 million at March 31, 2022 and $982.6 million at December 31, 2021. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.5 million at March 31, 2022 and $8.5 million at December 31, 2021. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at March 31, 2022 and $9.0 million at December 31, 2021.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2022	2021
Fixed maturities	$26,223	$23,024
Short-term investments	44	81
Gross investment income	26,267	23,105
Investment expenses	(1,587)	(1,317)
Net investment income	$24,680	$21,788

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net premiums written:
Direct	$220,254	$235,257
Ceded (1)	(20,523)	(30,896)
Net premiums written	$199,731	$204,361

Net premiums earned:
Direct	$235,853	$249,963
Ceded (1)	(20,523)	(30,896)
Net premiums earned	$215,330	$219,067

(1)Net of profit commission.

Quota Share Reinsurance

    Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR 2019"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under QSR 2019, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. QSR 2019 is scheduled to terminate on December 31, 2030. Essent Guaranty has certain termination rights under QSR 2019, including the option to terminate QSR 2019 with no termination fee on December 31, 2021, and the option, subject to a termination fee, to terminate QSR 2019 on December 31, 2022, or annually thereafter. As Essent Guaranty did not exercise its option to terminate QSR 2019 effective December 31, 2021, the maximum profit commission that Essent Guaranty could earn will increase to 63% in 2022 and thereafter.

Effective January 1, 2022, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR 2022"). Each of the third-party reinsurers has an insurer financial strength rating of A or better by S&P Global Ratings, A.M. Best or both. Under QSR 2022, Essent Guaranty will cede premiums earned related to 20% of risk on all eligible policies written January 1, 2022 through December 31, 2022, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. QSR 2022 is scheduled to terminate on December 31, 2032. Essent Guaranty has certain termination rights under QSR 2022, including the option to terminate QSR 2022, subject to a termination fee, on December 31, 2024, or quarterly thereafter.

Total RIF ceded under QSR 2019 and QSR 2022 was $5.0 billion as of March 31, 2022.

Excess of Loss Reinsurance

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR or SOFR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions. The Radnor Re entities collateralized the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty and will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs.

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

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of March 31, 2022:

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
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of March 31, 2022:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$7,994,097	$2,161,454	$135,785	$—		$135,785	$207,023
2017	7,329,533	1,908,895	242,123	165,167	(7)	407,290	217,185
2018	8,233,272	2,104,668	325,537	76,144	(8)	401,681	249,213
2019 (3)	9,954,519	2,549,289	495,889	55,102	(9)	550,991	215,054
2019 & 2020 (4)	28,615,471	7,271,864	102,726	—		102,726	465,681
2020 & 2021 (5)	47,520,573	11,699,693	557,911	—		557,911	278,936
2021 (6)	44,685,107	11,789,932	439,407	—		439,407	279,415
Total	$154,332,572	$39,485,795	$2,299,378	$296,413		$2,595,791	$1,912,507

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of March 31, 2022:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$517	$44	$561
Radnor Re 2019-1 Ltd.	325,537	(1,676)	80	(1,596)
Radnor Re 2019-2 Ltd.	135,785	(1,524)	11	(1,513)
Radnor Re 2020-1 Ltd.	495,889	(500)	123	(377)
Radnor Re 2020-2 Ltd.	102,726	(485)	7	(478)
Radnor Re 2021-1 Ltd.	557,911	295	208	503
Radnor Re 2021-2 Ltd.	439,407	(687)	213	(474)
Total	$2,299,378	$(4,060)	$686	$(3,374)

The assets of Radnor Re are the source of reinsurance claim payments to Essent Guaranty and provide capital relief under the PMIERs financial strength requirements (see Note 14). A decline in the assets available to pay claims would reduce the capital relief available to Essent Guaranty.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

(In thousands)	2022	2021
Reserve for losses and LAE at beginning of period	$407,445	$374,941
Less: Reinsurance recoverables	25,940	19,061
Net reserve for losses and LAE at beginning of period	381,505	355,880
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	24,369	47,989
Prior years	(131,227)	(15,667)
Net incurred losses and LAE during the current period	(106,858)	32,322
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	1	114
Prior years	909	1,872
Net loss and LAE payments during the current period	910	1,986
Net reserve for losses and LAE at end of period	273,737	386,216
Plus: Reinsurance recoverables	19,335	24,907
Reserve for losses and LAE at end of period	$293,072	$411,123

For the three months ended March 31, 2022, $0.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $131.2 million favorable prior year development, including $101.2 million related to defaults notices received in April 2020 through September 2020 ("Early COVID Defaults"), during the three months ended March 31, 2022. Net reserves remaining as of March 31, 2022 for prior years are $249.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2021, $1.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $15.7 million favorable prior year development during the three months ended March 31, 2021. Net reserves remaining as of March 31, 2021 for prior years were $338.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Due to business restrictions, stay-at-home orders and travel restrictions implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 and throughout 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment resulted in an increase in the number of delinquencies on the mortgages that we insure and has the potential to increase claim frequencies on defaults.

In response to the COVID-19 pandemic, the United States government enacted a number of policies to provide fiscal stimulus to the economy and relief to those affected by this global disaster. Specifically, mortgage forbearance programs and foreclosure moratoriums were instituted by Federal legislation along with actions taken by the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac (collectively the “GSEs”). The mortgage forbearance plans provide for eligible homeowners who were adversely impacted by COVID-19 to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay.

Based on the fiscal stimulus, forbearance programs and the foreclosure moratoriums put in place and the credit characteristics of the defaulted loans, we expected the ultimate number of Early COVID Defaults that result in claims would be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the initial

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

risk in force for the Early COVID Defaults. The reserve for the Early COVID Defaults had not been adjusted as of December 31, 2021.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 have reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force which resulted in a benefit recorded to the provision for losses of $101.2 million in the three months ended March 31, 2022. The reserve for losses and LAE at March 31, 2022 includes $136.9 million of reserves for Early COVID Defaults. It is reasonably possible that our estimate of the losses for the Early COVID Defaults could change in the near term as a result of changes in the economic environment, the continued impact of the pandemic on the economic environment, and the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus. A 100 basis point increase or decrease in our estimate of ultimate loss applied to the initial risk in force of the Early COVID Defaults would result in a corresponding increase or decrease in our reserve for losses and LAE of approximately $35 million as of March 31, 2022.

The credit characteristics of defaults reported subsequent to September 30, 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020 we observed a normalization of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. We believe that while defaults subsequent to September 30, 2020 were impacted by the pandemic's effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition consistent with pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 2020 using our normal reserve methodology.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $825 million. The Credit Facility provides for a $400 million revolving credit facility and $425 million of term loans. The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers' option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at March 31, 2022 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of March 31, 2022, the Company was in compliance with the covenants and $425 million had been borrowed under the Credit Facility with a weighted average interest rate of 1.99%. As of December 31, 2021, $425 million had been borrowed with a weighted average interest rate of 1.79%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2022 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2022, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2021
March 31	$0.16
June 30	0.17
September 30	0.18
December 31	0.19

Total dividends per common share declared and paid	$0.70

Quarter Ended	2022
March 31	$0.20

Total dividends per common share declared and paid	$0.20

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2022, the Board of Directors declared a quarterly cash dividend of $0.21 per common share payable on June 10, 2022, to shareholders of record on June 1, 2022.

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. During the three months ended March 31, 2022, the Company repurchased 1,593,562 common shares at a cost of $69.9 million leaving $22.3 million remaining unused under the authorized repurchase plan as of March 31, 2022. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2022. In April 2022, the Company repurchased an additional 543,399 common shares at a total cost of $22.3 million, completing the repurchase plan. In May 2022, the Board of Directors approved a new share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023.

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
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the three months ended March 31, 2022:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75
Granted	241	15.35	76	46.91	93	43.27	6	41.53
Vested	(139)	45.32	(69)	44.86	(154)	47.68	(13)	41.20
Forfeited	—	N/A	—	N/A	(5)	48.64	—	40.76
Outstanding at March 31, 2022	602	$21.68	147	$46.35	395	$46.93	21	$42.03

In February 2022, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2022 vest in three equal installments on March 1, 2023, 2024 and 2025. The performance-based share awards granted in February 2022 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2022 and vest on March 1, 2025. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	13% "Target"	100%	150%	200%
	11%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	5%	0%	50%	100%

In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2021, in February 2022, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2023, 2024 and 2025.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2022 and February 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 awards vested on March 1, 2022 and the amended 2020 awards will vest on March 1, 2023, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards is $4.0 million. As of March 31, 2022, there was $1.2 million of unrecognized compensation expense related to amending these awards and we expect to recognize the expense over a weighted average period of 0.9 years.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $16.3 million and $16.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $28.3 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2022 and we expect to recognize the expense over a weighted average period of 2.3 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 126,851 in the three months ended March 31, 2022. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2022.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Compensation expense	$4,807	$5,179
Income tax benefit	957	986

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay ordinary dividends during any 12-month period in an amount equal to the greater of (i) 10%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At March 31, 2022, Essent Guaranty had unassigned surplus of approximately $376.7 million and Essent PA had unassigned surplus of approximately $17.9 million. In three months ended March 31, 2022, Essent Guaranty paid a dividend of $100.0 million to its parent, Essent US Holdings, Inc. Essent Guaranty did not pay dividends to Essent Group or any intermediate holding companies in the three months ended March 31, 2021. Essent PA did not pay a dividend in the three months ended March 31, 2022 or 2021. As of March 31, 2022, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2022 of $376.7 million and $5.6 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2022, Essent Re had total equity of $1.3 billion.

At March 31, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Net income	$274,167	$135,648

Basic weighted average shares outstanding	108,166	112,016
Dilutive effect of nonvested shares	424	362
Diluted weighted average shares outstanding	108,590	112,378

Basic earnings per share	$2.53	$1.21
Diluted earnings per share	$2.52	$1.21

There were 81,036 and 352,623 antidilutive shares for the three months ended March 31, 2022 and 2021, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth and relative total shareholder return as of March 31, 2022, the 2022 performance-based share awards would be issuable at 122% of target under the terms of the arrangements if March 31, 2022 was the end of the contingency period, which is 61% of the shares issued, and the 2021 performance-based share awards would be issuable at 100% of target under the terms of the arrangements if March 31, 2021 was the end of the contingency period, which is 50% of the shares issued.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$65,280	$(14,573)	$50,707	$168,324	$(30,050)	$138,274
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(246,255)	34,830	(211,425)	(68,763)	10,201	(58,562)
Less: Reclassification adjustment for losses (gains) included in net income (1)	7,352	1,067	8,419	(641)	—	(641)
Net unrealized losses on investments	(238,903)	35,897	(203,006)	(69,404)	10,201	(59,203)
Other comprehensive loss	(238,903)	35,897	(203,006)	(69,404)	10,201	(59,203)
Balance at end of period	$(173,623)	$21,324	$(152,299)	$98,920	$(19,849)	$79,071

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

March 31, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$423,640	$—	$—	$423,640
U.S. agency mortgage-backed securities	—	854,775	—	854,775
Municipal debt securities	—	512,185	—	512,185
Non-U.S. government securities	—	71,743	—	71,743
Corporate debt securities	—	1,283,644	—	1,283,644
Residential and commercial mortgage securities	—	538,870	—	538,870
Asset-backed securities	—	594,451	—	594,451
Money market funds	383,597	—	—	383,597
Total assets at fair value (1) (2)	$807,237	$3,855,668	$—	$4,662,905

December 31, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$448,793	$—	$—	$448,793
U.S. agency securities	—	5,504	—	5,504
U.S. agency mortgage-backed securities	—	1,008,863	—	1,008,863
Municipal debt securities	—	627,599	—	627,599
Non-U.S. government securities	—	79,743	—	79,743
Corporate debt securities	—	1,455,247	—	1,455,247
Residential and commercial mortgage securities	—	545,423	—	545,423
Asset-backed securities	—	581,703	—	581,703
Money market funds	210,012	—	—	210,012
Total assets at fair value (1) (2)	$658,805	$4,304,082	$—	$4,962,887

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

(In thousands)	2022	2021
Essent Guaranty
Statutory net income	$200,277	$112,401
Statutory surplus	1,081,986	1,091,217
Contingency reserve liability	1,862,482	1,575,323

Essent PA
Statutory net income	$859	$1,129
Statutory surplus	56,910	54,964
Contingency reserve liability	57,461	56,535

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2022 and 2021, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2022 and 2021, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the three months ended March 31, 2022, Essent Guaranty increased its contingency reserve by $69.8 million and Essent PA increased its contingency reserve by $0.1 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the three months ended March 31, 2022 and 2021, Essent Guaranty released contingency reserves of $2.6 million and $0.6 million,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, and Essent PA released contingency reserves of $0.2 million and less than $0.1 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2021, all such requirements were met.

Essent Re's statutory capital and surplus was $1.3 billion as of March 31, 2022 and $1.3 billion as of December 31, 2021. Essent Re's statutory net income was $89.6 million and $48.4 million for the three months ended March 31, 2022 and 2021, respectively. Statutory capital and surplus as of March 31, 2022 and December 31, 2021 and statutory net income in the three months ended March 31, 2022 and 2021 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2021 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 347 employees as of March 31, 2022. We generated new insurance written, or NIW, of approximately $12.8 billion and $19.3 billion for the three months ended March 31, 2022 and 2021, respectively, and we had approximately $206.8 billion of insurance in force as of March 31, 2022.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of March 31, 2022, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.9 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

COVID-19

Due to the novel coronavirus disease 2019 ("COVID-19"), we experienced a significant increase in the amount of new defaults reported in 2020, especially during the second and third quarters of 2020. We segmented these two quarters’ 49,398 defaults as specifically COVID-19 related (“Early COVID Defaults”) and provided losses for these two cohorts differently as compared to our normal loss reserving methodology. The default-to-claim transition patterns of the Early COVID Defaults have been different than our historical defaults. We believe that the borrowers associated with the Early COVID Defaults have been able to take advantage of foreclosure moratoriums and mortgage forbearance programs instituted by Federal legislation along with actions taken by the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac (collectively the “GSEs”) which has extend traditional default-to-claim timelines. As a result of these programs, along with Federal stimulus, these borrowers associated with the Early COVID Defaults have had more resources and an extended time period to address the issues that triggered the default, that we believe will result in a higher cure rate, and correspondingly lower claim payments than historical defaults. Beginning in the fourth quarter of 2020, the credit characteristics of new defaults trended towards those of the pre-pandemic period sand we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020, we observed a normalization of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. As a result, for new defaults reported after September 30, 2020, we reverted to our normal loss reserving methodology.

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

For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will continue to work with them to modify their loans at which time the mortgage will be removed from delinquency status.

    As of March 31, 2022, approximately 95% of the Early COVID Defaults had cured. In the three months ended March 31, 2022, new defaults remained elevated although at lower levels than those reported in the second through fourth quarters of 2020 and the first quarter of 2021. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of March 31, 2022. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreement with a panel of third-party reinsurers ("the QSR Agreement") and an increase in our Minimum Required Assets.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2022 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2022 and 2021, monthly premium policies comprised 98% and 93% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 69.1% at March 31, 2022. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2022. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Income from Other Invested Assets

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, financial services and technology funds, and traditional private equity investments. The results of these investing activities are reported in income from other invested assets. These investments are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Fluctuations in the fair value of these entities may increase the volatility of the Company's reported results of operations.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of March 31, 2022, 78% of our IIF relates to business written since January 1, 2020 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of March 31, 2022, 78% of our IIF relates to business written since January 1, 2020 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 and throughout 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As a result, we received 36,784 defaults in the three months ended June 30, 2020 and 12,614 defaults in the three months ended September 30, 2020, which resulted in a significant increase in our default rate from 0.83% at March 31, 2020 to 4.54% at September 30, 2020.

In response to the COVID-19 pandemic, the United States government enacted a number of policies to provide fiscal stimulus to the economy and relief to those affected by this global disaster. Specifically, mortgage forbearance programs and foreclosure moratoriums were instituted by Federal legislation along with actions taken by FHFA and the GSEs. The mortgage forbearance plans permit these borrowers to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will continue to work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay. Based on the forbearance programs in place and the credit characteristics of the Early COVID Defaults, we expect the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we applied a lower reserve rate to the Early COVID Defaults than the rate used for defaults that had missed a comparable number of payments as of March 31, 2020 and in prior periods that did not have access to forbearance plans.

Since June 30, 2020, we have experienced a decline in our default rate. As of March 31, 2022, insured loans in default totaled 14,923 compared to 16,963 defaults as of December 31, 2021. The credit characteristics of defaults reported subsequent to September 30, 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020, the economic conditions have been different than those experienced in the second and third quarters of 2020. We believe that while defaults subsequent to September 30, 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for Early COVID Defaults that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 have reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Default at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults as of March 31, 2022 which resulted in a benefit recorded to the provision for losses of $101.2 million. It is reasonably possible that our estimate of the losses for the Early COVID Defaults could change in the near term as a result of changes in the economic environment, the continued impact of the pandemic on the economic environment, and the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus. As more fully described in Note 4 to our condensed consolidated financial statements, at March 31, 2022, we had approximately $2.6 billion of excess of loss reinsurance covering NIW from January 1, 2015 to September 30, 2021 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2022. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 61% of other underwriting and operating expenses for the three months ended March 31, 2022, compared to 58% of other underwriting and operating expenses for the three months ended March 31, 2021. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2022 and 2021 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2022	2021
IIF, beginning of period	$207,190,544	$198,882,352
NIW - Flow	12,841,482	19,254,014
Cancellations	(13,189,030)	(21,045,175)
IIF, end of period	$206,842,996	$197,091,191
Average IIF during the period	$206,631,135	$197,749,668
RIF, end of period	$45,261,164	$41,135,978

The following is a summary of our IIF at March 31, 2022 by vintage:

($ in thousands)	$	%
2022 (through March 31)	$12,730,681	6.2%
2021	77,556,621	37.5
2020	71,633,103	34.6
2019	18,001,459	8.7
2018	8,357,025	4.1
2017 and prior	18,564,107	8.9
	$206,842,996	100.0%

Average Net Premium Rate

Our average net premium rate is calculated by dividing net premiums earned for the U.S. mortgage insurance portfolio by average insurance in force for the period and is dependent on a number of factors, including: (1) changes in our base premium rate due to the risk characteristics and average coverage on the mortgages we insure, the mix of monthly premiums compared to single premiums in our portfolio, and changes to our pricing for NIW; (2) cancellations of non-refundable single premiums during the period; (3) premiums ceded under third-party reinsurance agreements. The following table presents the average net premium rate for our U.S. mortgage insurance portfolio:

	Three Months Ended March 31,
	2022	2021
Base average premium rate	0.41%	0.44%
Single premium cancellations	0.02	0.04
Gross average premium rate	0.43	0.48
Ceded premiums	(0.04)	(0.06)
Net average premium rate	0.39%	0.42%

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

As of March 31, 2022, our combined net risk in force for our U.S. insurance companies was $30.3 billion and our combined statutory capital was $3.1 billion, resulting in a risk-to-capital ratio of 9.9 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues:
Net premiums written	$199,731	$204,361
Decrease in unearned premiums	15,599	14,706
Net premiums earned	215,330	219,067
Net investment income	24,680	21,788
Realized investment (losses) gains, net	(7,352)	641
Income from other invested assets	24,705	526
Other income	7,248	2,775
Total revenues	264,611	244,797

Losses and expenses:
(Benefit) provision for losses and LAE	(106,858)	32,322
Other underwriting and operating expenses	40,796	42,239
Interest expense	2,226	2,051
Total losses and expenses	(63,836)	76,612
Income before income taxes	328,447	168,185
Income tax expense	54,280	32,537
Net income	$274,167	$135,648

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, we reported net income of $274.2 million, compared to net income of $135.6 million for the three months ended March 31, 2021. The increase in our operating results in three months ended March 31, 2022 over the same period in 2021 was primarily due to a decrease in the provision for losses and LAE and an increase in income from other invested assets, partially offset by an increase in net realized investment losses and an increase in income tax expense.

Net Premiums Written and Earned

Net premiums earned decreased in the three months ended March 31, 2022 by 2%, compared to the three months ended March 31, 2021 primarily due a decrease in our average net premium rate, partially offset by an increase in our average IIF to $206.6 billion at March 31, 2022 from $197.7 billion at March 31, 2021. The average net premium rate was 0.39% and 0.42% for the three months ended March 31, 2022 and 2021, respectively. See "—Key Performance Indicators—Average Net Premium Rate" above. In the three months ended March 31, 2022, premiums earned on the cancellation of non-refundable single premium policies decreased to $9.1 million from $19.8 million in the three months ended March 31, 2021 as a result of a decrease in existing borrowers refinancing their mortgages during 2022 as compared to 2021. In the three months ended March 31, 2022 ceded premiums decreased to $20.5 million from $30.9 million for the same period of 2021 primarily due to a reduction in loss reserves ceded under our QSR Agreement that reduced ceded premium.

Net premiums written decreased in the three months ended March 31, 2022 by 2%, compared to the three months ended March 31, 2021 primarily due to a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing, partially offset by a decrease in premiums ceded under third-party reinsurance agreements and an increase in average IIF in the respective period.

In the three months ended March 31, 2022 and 2021, unearned premiums decreased by $15.6 million and $14.7 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $4.1 million and $18.3 million, respectively, which was offset by $19.7 million and $33.0 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income and Realized Investment Gains (Losses)

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Fixed maturities	$26,223	$23,024
Short-term investments	44	81
Gross investment income	26,267	23,105
Investment expenses	(1,587)	(1,317)
Net investment income	$24,680	$21,788

The increase in net investment income for the three months ended March 31, 2022 as compared to the same period in 2021 was due to the increase in the weighted average balance of our investment portfolio. The average cash and investment portfolio balance increased to $5.0 billion for the three months ended March 31, 2022 from $4.6 billion for the three months ended March 31, 2021. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. The pre-tax investment income yield increased from 2.0% in the three months ended March 31, 2021 to 2.1% in the three months ended March 31, 2022 primarily due to an increase in investment yields due to rising interest rates and a decrease in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Realized investment gains (losses) for the three months ended March 31, 2022 was a net loss of $7.4 million as compared to a net gain of $0.6 million for the three months ended March 31, 2021. Included in the results for the three months ended March 31, 2022 are impairments of $6.8 million due to our intent to sell securities in an unrealized loss position.

Income from Other Invested Assets

Income from other invested assets for the three months ended March 31, 2022 was $24.7 million as compared to $0.5 million for the three months ended March 31, 2021. Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the quarter ended March 31, 2022, includes $15.0 million of net unrealized gains.

Other Income

Other income was $7.2 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase in other income for the three months ended March 31, 2022 as compared to the comparable period of 2021 was primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements, partially offset by decreases in Triad service fee income and contract underwriting revenues. In the three months ended March 31, 2022 we recorded a net favorable increase in the fair value of the embedded derivatives of $4.4 million compared to a net unfavorable decrease of $0.6 million in the three months ended March 31, 2021. Other income also includes underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The decrease in the provision for losses and LAE in the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults as well as cure activity and a decrease in new defaults reported for defaults with reserves using our normal reserve methodology in the three months ended March 31, 2022 as compared to the comparable period of 2021.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Beginning default inventory	16,963	31,469
Plus: new defaults	6,188	7,422
Less: cures	(8,167)	(9,737)
Less: claims paid	(55)	(61)
Less: rescissions and denials, net	(6)	(13)
Ending default inventory	14,923	29,080

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of March 31,
	2022	2021
Case reserves (in thousands) (1)	$270,292	$377,079
Total reserves (in thousands) (1)	$292,818	$409,811
Ending default inventory	14,923	29,080
Average case reserve per default (in thousands)	$18.1	$13.0
Average total reserve per default (in thousands)	$19.6	$14.1
Default rate	1.93%	3.70%
Claims received included in ending default inventory	74	43

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.3 million and $1.3 million as of March 31, 2022 and 2021, respectively.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 have reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults to 4% as of March 31, 2022 which resulted in a benefit recorded to the provision for losses of $101.2 million. The reserve for losses and LAE at March 31, 2022 includes $136.9 million of reserves for Early COVID Defaults. It is reasonably possible that our estimate of the losses for the Early COVID Defaults could change in the near term as a result of changes in the economic environment, the continued impact of the pandemic on the economic environment, and the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus. The average reserve per Early COVID Default was approximately 75% as of March 31, 2022 as compared to approximately 76% as of December 31, 2021 and approximately 21% as of March 31, 2021. The increase in the average case reserve per default compared to the comparable period of 2021 was primarily due to cure activity for Early COVID Defaults. The reserve for losses and LAE at March 31, 2022 includes $136.9 million of reserves for Early COVID Defaults.

The credit characteristics of defaults reported subsequent to September 30, 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in October 2020, the economic conditions have been different than those experienced in the second and third quarters of 2020. We believe that while defaults subsequent to September 30, 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for the Early COVID Defaults that occurred following the onset of the pandemic and defaults after September 30, 2020 are more likely to transition consistent with pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended March 31,
(In thousands)	2022	2021
Reserve for losses and LAE at beginning of period	$407,445	$374,941
Less: Reinsurance recoverables	25,940	19,061
Net reserve for losses and LAE at beginning of period	381,505	355,880
Add provision for losses and LAE occurring in:
Current period	24,369	47,989
Prior years	(131,227)	(15,667)
Incurred losses and LAE during the current period	(106,858)	32,322
Deduct payments for losses and LAE occurring in:
Current period	1	114
Prior years	909	1,872
Loss and LAE payments during the current period	910	1,986
Net reserve for losses and LAE at end of period	273,737	386,216
Plus: Reinsurance recoverables	19,335	24,907
Reserve for losses and LAE at end of period	$293,072	$411,123

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of March 31, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,338	29%	$21,348	8%	$269,069	8%
Four to eleven payments	4,971	33	64,332	24	312,976	21
Twelve or more payments	5,540	37	181,859	67	347,926	52
Pending claims	74	1	2,753	1	3,341	82
Total case reserves (1)	14,923	100%	270,292	100%	$933,312	29
IBNR			20,272
LAE			2,254
Total reserves for losses and LAE (1)			$292,818

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.3 million as of March 31, 2022.

	As of March 31, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	5,487	19%	$39,244	10%	$329,223	12%
Four to eleven payments	16,157	56	215,949	57	1,022,979	21
Twelve or more payments	7,393	25	120,128	32	500,658	24
Pending claims	43	—	1,758	1	2,236	79
Total case reserves (2)	29,080	100%	377,079	100%	$1,855,096	20
IBNR			28,281
LAE			4,451
Total reserves for losses and LAE (2)			$409,811

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.3 million as of March 31, 2021.

During the three months ended March 31, 2022, the provision for losses and LAE was a benefit of $106.9 million, comprised of $131.2 million of favorable prior years’ loss development, including $101.2 million related to Early COVID Defaults, partially offset by a provision of $24.4 million for current year losses. During the three months ended March 31, 2021, the provision for losses and LAE was $32.3 million, comprised of $48.0 million of current year losses partially offset by $15.7 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated for our U.S. mortgage insurance portfolio:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Number of claims paid	55	61
Amount of claims paid	$826	$1,989
Claim severity	35%	70%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2022		2021
($ in thousands)	$	%	$	%
Compensation and benefits	$24,830	61%	$24,760	58%
Premium taxes	3,968	10	4,502	11
Other	11,998	29	12,977	31
Total other underwriting and operating expenses	$40,796	100%	$42,239	100%

Number of employees at end of period		347		365

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to increased incentive compensation, partially offset by decreased salaries and wages as a result of the decreased headcount. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes decreased primarily due to a decrease in our effective premium tax rate.

•Other expenses decreased primarily as a result of decreases in professional fees and amortization of net deferred acquisition costs partially offset by increased travel expenses and a decrease in ceding commission earned under the QSR Agreement. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three months ended March 31, 2022, we incurred interest expense of $2.2 million, as compared to $2.1 million for the three months ended March 31, 2021. In the three months ended March 31, 2022, interest expense increased primarily due to an increase in the average amounts outstanding under the Credit Facility, partially offset by a decrease in the weighted average interest rate for borrowings outstanding. For the three months ended March 31, 2022, the average amount outstanding under the Credit Facility was $425.0 million as compared to $325.0 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the borrowings under the Credit Facility had a weighted average interest rate of 1.85% as compared to 2.16% for the three months ended March 31, 2021.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $54.3 million and $32.5 million for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes for the three months ended March 31, 2022 was calculated using an estimated annual effective tax rate of 16.0% as compared to an estimated annual effective tax rate of 15.9% for the three months ended March 31, 2021. For the three months ended March 31, 2022, income tax expense includes $7.0 million of discrete tax expense associated with realized and unrealized gains and losses. For the three months ended March 31, 2021, income tax expense includes $5.7 million of discrete tax expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability. The tax effects associated with realized and unrealized gains and losses and the increase to our deferred state income tax liability are treated as a discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of March 31, 2022, we had substantial liquidity with cash of $203.8 million, short-term investments of $517.4 million and fixed maturity investments of $4.1 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $578.6 million at March 31, 2022. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2022.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay ordinary dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2022, Essent Guaranty had unassigned surplus of approximately $376.7 million and Essent PA had unassigned surplus of approximately $17.9 million. As of March 31, 2022, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2022 of $376.7 million and $5.6 million, respectively. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2022, Essent Re had total equity of $1.3 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$180,629	$187,771
Net cash provided by (used in) investing activities	38,893	(186,259)
Net cash used in financing activities	(97,168)	(23,320)
Net increase (decrease) in cash	$122,354	$(21,808)

Operating Activities

Cash flow provided by operating activities totaled $180.6 million for the three months ended March 31, 2022, as compared to $187.8 million for the three months ended March 31, 2021. The decrease in cash flow provided by operating activities was primarily due to a decrease in premiums collected.

Investing Activities

Cash flow provided by investing activities totaled $38.9 million for the three months ended March 31, 2022, primarily related to proceeds from the sales of investments available for sale associated with targeted repositioning of components of our investment portfolio partially offset by a net increase in short-term investments and purchases of investments available for sale. Cash flow used in investing activities totaled $186.3 million for the three months ended March 31, 2021, related to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $97.2 million for the three months ended March 31, 2022, primarily related to the repurchases of common stock as part of our share repurchase plan and treasury stock acquired from employees to satisfy tax withholding obligations and quarterly cash dividends paid in March. Cash flow used in financing activities totaled $23.3 million for the three months ended March 31, 2021, primarily related to the quarterly cash dividends paid in March and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2022, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid a dividend to Essent US Holdings, Inc. of $100 million. During the three months ended March 31, 2021, no capital contributions were made to our U.S. insurance subsidiaries and our U.S. insurance subsidiaries did not pay dividends to Essent Group or any intermediate holding companies.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through September 30, 2021. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the "ILNs") that Essent Guaranty has entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. As of November 26, 2021, Radnor Re 2019-2 was no longer subject to a trigger event. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR 2019"). Under QSR 2019, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 63% that varies directly and inversely with ceded claims. Effective January 1, 2022, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR 2022"). Under QSR 2022, Essent Guaranty will cede premiums earned related to 20% of risk on all eligible policies written January 1, 2022 through December 31, 2022, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2022 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,138,937
Contingency reserves	1,919,943
Combined statutory capital	$3,058,880
Combined net risk in force	$30,331,197
Combined risk-to-capital ratio	9.9:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the three months ended March 31, 2022 and 2021, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of March 31, 2022, Essent Re had total stockholders’ equity of $1.3 billion and net risk in force of $16.5 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of March 31, 2022, Essent Guaranty's Available Assets were $3.19 billion or 174% of its Minimum Required Assets of $1.84 billion based on our interpretation of PMIERs 2.0.

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

Financial Condition

Stockholders’ Equity

As of March 31, 2022, stockholders’ equity was $4.22 billion, compared to $4.24 billion as of December 31, 2021. Stockholders' equity decreased primarily due to a decrease in accumulated other comprehensive income related to an increase in our net unrealized investment losses associated with increases in market interest rates in the three months ended March 31, 2022, the repurchase of common shares under our share repurchase plan and dividends paid partially offset by net income generated in 2022.

Investments

As of March 31, 2022, investments totaled $4.9 billion compared to $5.1 billion as of December 31, 2021. In addition, our total cash was $203.8 million as of March 31, 2022, compared to $81.5 million as of December 31, 2021. The decrease in investments was primarily due to an increase in our net unrealized investment losses primarily due to increases in market interest rates in the three months ended March 31, 2022 and the targeted repositioning of components of our investment portfolio which increased cash, partially offset by investing net cash flows from operations during the three months ended March 31, 2022.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$423,640	9.1%	$448,793	9.1%
U.S. agency securities	—	—	5,504	0.1
U.S. agency mortgage-backed securities	854,775	18.3	1,008,863	20.3
Municipal debt securities(1)	512,185	11.0	627,599	12.7
Non-U.S. government securities	71,743	1.5	79,743	1.6
Corporate debt securities(2)	1,283,644	27.5	1,455,247	29.3
Residential and commercial mortgage securities	538,870	11.6	545,423	11.0
Asset-backed securities	594,451	12.8	581,703	11.7
Money market funds	383,597	8.2	210,012	4.2
Total Investments Available for Sale	$4,662,905	100.0%	$4,962,887	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of:	2022	2021
Special revenue bonds	78.1%	77.1%
General obligation bonds	19.6	20.5
Certificate of participation bonds	1.9	1.9
Tax allocation bonds	0.3	0.5
Special tax bonds	0.1	—
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of:	2022	2021
Financial	38.4%	33.7%
Consumer, non-cyclical	18.0	19.8
Communications	9.7	11.4
Industrial	6.9	7.0
Consumer, cyclical	6.4	7.0
Energy	6.0	6.0
Technology	6.0	6.8
Utilities	5.7	4.6
Basic materials	2.5	3.7
Government	0.4	—
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,372,351	50.9%	$2,412,273	48.6%
Aa1	80,491	1.7	96,331	1.9
Aa2	334,764	7.2	354,951	7.2
Aa3	212,344	4.5	221,914	4.5
A1	275,127	5.9	263,820	5.3
A2	413,390	8.9	427,282	8.6
A3	240,922	5.2	274,525	5.5
Baa1	226,229	4.8	305,204	6.1
Baa2	218,244	4.7	274,011	5.5
Baa3	190,644	4.1	240,755	4.9
Below Baa3	98,399	2.1	91,821	1.9
Total Investments Available for Sale	$4,662,905	100.0%	$4,962,887	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,277,568	27.4%	$1,104,397	22.2%
1 to < 2 Years	398,752	8.6	561,297	11.3
2 to < 3 Years	412,012	8.8	539,174	10.9
3 to < 4 Years	514,026	11.0	593,663	12.0
4 to < 5 Years	615,448	13.2	663,127	13.4
5 or more Years	1,445,099	31.0	1,501,229	30.2
Total Investments Available for Sale	$4,662,905	100.0%	$4,962,887	100.0%

Top Ten Investments Available for Sale Holdings

	March 31, 2022
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	U.S. Treasury 1.500% 8/15/2026	$32,624	$34,497	$(1,873)	Aaa
2	U.S. Treasury 0.250% 5/31/2025	23,865	25,578	(1,713)	Aaa
3	U.S. Treasury 2.625% 6/30/2023	19,917	19,717	200	Aaa
4	U.S. Treasury 0.000% 2/23/2023	19,738	19,814	(76)	Aaa
5	Fannie Mae 3.500% 1/1/2058	18,737	19,173	(436)	Aaa
6	U.S. Treasury 0.875% 6/30/2026	18,373	19,638	(1,265)	Aaa
7	U.S. Treasury 5.250% 11/15/2028	17,876	18,070	(194)	Aaa
8	U.S. Treasury 0.125% 10/15/2023	17,091	17,609	(518)	Aaa
9	U.S. Treasury 0.375% 1/31/2026	14,299	15,379	(1,080)	Aaa
10	Fannie Mae 2.000% 8/1/2050	13,762	15,322	(1,560)	Aaa
Total		$196,282	$204,797	$(8,515)
Percent of Investments Available for Sale		4.2%

(1)As of March 31, 2022, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2021
($ in thousands)	Security	Fair Value
1	Fannie Mae 2.000% 10/1/2051	$34,743
2	U.S. Treasury 1.500% 8/15/2026	34,404
3	U.S. Treasury 0.000% 6/30/2022	28,548
4	U.S. Treasury 0.250% 5/31/2025	24,918
5	Fannie Mae 3.500% 1/1/2058	21,424
6	U.S. Treasury 2.625% 6/30/2023	20,348
7	U.S. Treasury 0.000% 12/29/2022	19,376
8	U.S. Treasury 0.875% 6/30/2026	19,349
9	U.S. Treasury 5.250% 11/15/2028	19,082
10	U.S. Treasury 0.125% 10/15/2023	17,449
Total		$239,641
Percent of Investments Available for Sale		4.8%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2022:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	$8,391	$9,113	A1
San Joaquin Hills Transportation Corridor Agency	7,242	7,725	A2
Community Hospitals of Central California Obligated Group	6,812	7,725	A2
City of Anaheim CA	6,801	7,725	A2
State of California	4,793	4,695	Aa2
City of Carson CA	4,139	4,411	Aa3
Golden State Tobacco Securitization Corp	3,788	4,235	A3
San Jose Unified School District	3,485	4,090	Aa1
The Redwoods, a Community of Seniors	3,483	3,740	Aa3
City of Long Beach CA Harbor Revenue	3,235	3,172	Aa2
City of Inglewood CA	2,927	3,139	Aa2
Los Angeles Unified School District/CA	2,906	3,088	Aa3
County of Kern CA	2,792	2,740	Baa2
City of Los Angeles Department of Airports	2,693	2,661	Aa3
City of Monterey Park CA	2,579	2,966	Aa2
County of Riverside CA	2,190	2,250	A2
Foothill-Eastern Transportation Corridor Agency	2,070	2,350	A2
Riverside County Transportation Commission	1,466	1,665	A2
Kaiser Foundation Hospitals	1,315	1,321	Aa3
University of California	1,295	1,281	Aa2
City of San Francisco CA Public Utilities Commission Water Revenue	1,182	1,365	Aa2
City of El Cajon CA	1,182	1,284	Aa2
City of Torrance CA	1,170	1,247	Aa2
County of Sacramento CA	936	898	A3
City of El Monte CA	877	1,000	Aa2
Alameda Corridor Transportation Authority	868	881	A3
Cathedral City Redevelopment Agency Successor Agency	743	726	Aa2
Pomona Redevelopment Agency Successor Agency	718	700	Aa2
California Independent System Operator Corp	657	725	A1
County of San Bernardino CA	538	541	Aa3
California County Tobacco Securitization Agency	458	479	A3
Oxnard Union High School District	226	250	Aa2
City of San Jose CA	184	205	Aa2
City of Riverside CA	152	155	Aa2
Compton Community College District	124	117	Aa3
City of Los Angeles CA	100	111	Aa3
Port of Oakland	27	31	A1
	$84,544	$90,807

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2022, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.7 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2021 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards adopted or under evaluation.

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

At March 31, 2022, the effective duration of our investments available for sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as discussed below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report, along with the disclosure below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2022.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2022	425,164	$46.59	425,164
February 1 - February 28, 2022	334,126	$45.35	334,126
March 1 - March 31, 2022	912,883	$41.96	834,272
Total	1,672,173		1,593,562	$22,255

(1)As of March 31, 2022, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2021, of which $227.7 million had been utilized. The remaining $22.3 million in the table represents the amount available to repurchase shares under the share repurchase plan as of March 31, 2022. In April 2022, the Company repurchased an additional 543,399 common shares at a total cost of $22.3 million, completing the repurchase plan. In May 2022, the Board of Directors approved a new share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023.

Item 5.   Other Information

2022 Annual General Meeting of Shareholders

On May 4, 2022, we held our 2022 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 108,788,046 common shares were entitled to vote as of March 4, 2022, the record date for the Annual Meeting, of which 101,056,112 shares were present in person or by proxy at the Annual Meeting.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of three Class II directors to serve through the 2025 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
Class II Director to Serve Through the 2025 Annual General Meeting of Shareholders:
Robert Glanville	95,650,564	2,715,387	2,690,161
Angela L. Heise	98,128,974	236,977	2,690,161
Allan Levine	89,668,628	8,697,323	2,690,161

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2022 and until the 2023 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	100,430,436
Votes Against	593,859
Abstentions	31,817

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	95,609,960
Votes Against	2,698,996
Abstentions	56,994
Broker Non-Votes	2,690,162

Proposal 4 - Provide a non-binding, advisory vote on the frequency of our advisory votes on executive compensation:

"One Year"	96,075,312
"Two Years"	49,486
"Three Years"	2,190,729
Abstentions	50,423
Broker Non-Votes	2,690,162

Recognizing the result of the non-binding, advisory vote of shareholders on the frequency of advisory votes on our executive compensation at the Annual Meeting, our Board of Directors has determined that the Company will hold a non-binding, advisory vote on our executive compensation on an annual basis until the next required vote on the frequency of such votes on our executive compensation.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 6, 2022	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2022	/s/ LAWRENCE E. MCALEE
Lawrence E. McAlee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2022	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President and Chief Accounting Officer (Principal Accounting Officer)