Form 10-Q
period 2022-06-30
Essent Group Ltd.
filed 2022-08-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 5, 2022 was 107,697,427.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2022 — $4,596,510; 2021 — $4,584,521)	$4,264,715	$4,649,800
Short-term investments available for sale, at fair value (amortized cost: 2022 — $355,956; 2021 — $313,086)	355,625	313,087
Total investments available for sale	4,620,340	4,962,887
Other invested assets	217,757	170,472
Total investments	4,838,097	5,133,359
Cash	77,852	81,491
Accrued investment income	26,716	26,546
Accounts receivable	51,281	46,157
Deferred policy acquisition costs	10,809	12,178
Property and equipment (at cost, less accumulated depreciation of $65,821 in 2022 and $64,340 in 2021)	20,569	11,921
Prepaid federal income tax	391,910	360,810
Other assets	103,868	49,712
Total assets	$5,521,102	$5,722,174

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$209,973	$407,445
Unearned premium reserve	168,117	185,385
Net deferred tax liability	348,374	373,654
Credit facility borrowings (at carrying value, less unamortized deferred costs of $4,664 in 2022 and $5,177 in 2021)	420,336	419,823
Other accrued liabilities	102,307	99,753
Total liabilities	1,249,107	1,486,060
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 107,696 shares in 2022 and 109,377 shares in 2021	1,615	1,641
Additional paid-in capital	1,340,650	1,428,952
Accumulated other comprehensive (loss) income	(286,567)	50,707
Retained earnings	3,216,297	2,754,814
Total stockholders’ equity	4,271,995	4,236,114
Total liabilities and stockholders’ equity	$5,521,102	$5,722,174

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Net premiums written	$210,342	$202,287	$410,073	$406,648
Decrease in unearned premiums	1,669	15,150	17,268	29,856
Net premiums earned	212,011	217,437	427,341	436,504
Net investment income	29,339	21,743	54,019	43,531
Realized investment (losses) gains, net	(471)	(253)	(7,823)	388
Income from other invested assets	1,953	122	26,658	648
Other income	1,577	4,212	8,825	6,987
Total revenues	244,409	243,261	509,020	488,058

Losses and expenses:
(Benefit) provision for losses and LAE	(76,199)	9,651	(183,057)	41,973
Other underwriting and operating expenses	41,898	41,114	82,694	83,353
Interest expense	2,887	2,073	5,113	4,124
Total losses and expenses	(31,414)	52,838	(95,250)	129,450

Income before income taxes	275,823	190,423	604,270	358,608
Income tax expense	44,054	30,628	98,334	63,165
Net income	$231,769	$159,795	$505,936	$295,443

Earnings per share:
Basic	$2.17	$1.43	$4.70	$2.64
Diluted	2.16	1.42	4.69	2.63

Weighted average shares outstanding:
Basic	106,921	112,118	107,540	112,067
Diluted	107,283	112,454	107,933	112,416

Net income	$231,769	$159,795	$505,936	$295,443

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($24,235) and $7,856 in the three months ended June 30, 2022 and 2021 and ($60,132) and ($2,345) in the six months ended June 30, 2022 and 2021	(134,268)	36,360	(337,274)	(22,843)
Total other comprehensive income (loss)	(134,268)	36,360	(337,274)	(22,843)
Comprehensive income	$97,501	$196,155	$168,662	$272,600

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Common Shares
Balance, beginning of period	$1,622	$1,693	$1,641	$1,686
Issuance of management incentive shares	2	1	9	9
Cancellation of treasury stock	(9)	(7)	(35)	(8)
Balance, end of period	1,615	1,687	1,615	1,687

Additional Paid-In Capital
Balance, beginning of period	1,358,583	1,571,134	1,428,952	1,571,163
Dividends and dividend equivalents declared	192	193	419	369
Issuance of management incentive shares	(2)	(1)	(9)	(9)
Stock-based compensation expense	4,198	5,385	9,005	10,564
Cancellation of treasury stock	(22,321)	(18,569)	(97,717)	(23,945)
Balance, end of period	1,340,650	1,558,142	1,340,650	1,558,142

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(152,299)	79,071	50,707	138,274
Other comprehensive loss	(134,268)	36,360	(337,274)	(22,843)
Balance, end of period	(286,567)	115,431	(286,567)	115,431

Retained Earnings
Balance, beginning of period	3,007,162	2,269,039	2,754,814	2,151,510
Net income	231,769	159,795	505,936	295,443
Dividends and dividend equivalents declared	(22,634)	(19,266)	(44,453)	(37,385)
Balance, end of period	3,216,297	2,409,568	3,216,297	2,409,568

Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(22,330)	(18,576)	(97,752)	(23,953)
Cancellation of treasury stock	22,330	18,576	97,752	23,953
Balance, end of period	—	—	—	—

Total Stockholders' Equity	$4,271,995	$4,084,828	$4,271,995	$4,084,828

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating Activities
Net income	$505,936	$295,443
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	7,823	(388)
Income from other invested assets	(26,658)	(647)
Distribution of income from other invested assets	9,711	593
Depreciation and amortization	1,490	1,723
Stock-based compensation expense	9,005	10,564
Amortization of premium on investment securities	10,451	15,761
Deferred income tax provision	34,853	40,334
Change in:
Accrued investment income	(170)	(4,520)
Accounts receivable	(4,428)	3,467
Deferred policy acquisition costs	1,369	2,935
Prepaid federal income tax	(31,100)	(30,250)
Other assets	(52,672)	(8,498)
Reserve for losses and LAE	(197,472)	46,931
Unearned premium reserve	(17,268)	(29,856)
Other accrued liabilities	(6,972)	(3,797)
Net cash provided by operating activities	243,898	339,795

Investing Activities
Net change in short-term investments	(42,538)	354,540
Purchase of investments available for sale	(733,213)	(971,873)
Proceeds from maturities and paydowns of investments available for sale	126,164	107,564
Proceeds from sales of investments available for sale	575,977	312,618
Purchase of other invested assets	(31,708)	(49,978)
Return of investment from other invested assets	1,370	8,378
Purchase of property and equipment	(1,649)	(765)
Net cash used in investing activities	(105,597)	(239,516)

Financing Activities
Credit facility borrowings	—	25,000
Credit facility repayments	—	(25,000)
Treasury stock acquired	(97,752)	(23,953)
Payment of issuance costs for credit facility	(154)	—
Dividends paid	(44,034)	(37,016)
Net cash used in financing activities	(141,940)	(60,969)

Net (decrease) increase in cash	(3,639)	39,310
Cash at beginning of year	81,491	102,830
Cash at end of period	$77,852	$142,140

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(49,695)	$(20,000)
Interest payments	(4,291)	(3,575)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$10,096	$—

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2021, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2022 prior to the issuance of these condensed consolidated financial statements.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The update clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. The update also requires specific disclosures related to equity securities that are subject to contractual sale restrictions, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated operating results or financial position.

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$489,448	$358	$(19,660)	$470,146
U.S. agency securities	2,000	—	—	2,000
U.S. agency mortgage-backed securities	867,198	21	(83,781)	783,438
Municipal debt securities (1)	581,406	2,158	(42,792)	540,772
Non-U.S. government securities	71,378	265	(6,508)	65,135
Corporate debt securities (2)	1,463,318	361	(109,569)	1,354,110
Residential and commercial mortgage securities	591,239	87	(45,327)	545,999
Asset-backed securities	645,854	26	(27,765)	618,115
Money market funds	240,625	—	—	240,625
Total investments available for sale	$4,952,466	$3,276	$(335,402)	$4,620,340

December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$447,926	$3,833	$(2,966)	$448,793
U.S. agency securities	5,501	3	—	5,504
U.S. agency mortgage-backed securities	1,005,611	13,365	(10,113)	1,008,863
Municipal debt securities (1)	598,764	30,122	(1,287)	627,599
Non-U.S. government securities	77,366	3,232	(855)	79,743
Corporate debt securities (2)	1,428,645	36,067	(9,465)	1,455,247
Residential and commercial mortgage securities	541,638	10,452	(6,667)	545,423
Asset-backed securities	582,144	1,673	(2,114)	581,703
Money market funds	210,012	—	—	210,012
Total investments available for sale	$4,897,607	$98,747	$(33,467)	$4,962,887

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of:	2022	2021
Special revenue bonds	78.0%	77.1%
General obligation bonds	21.9	20.5
Certificate of participation bonds	—	1.9
Tax allocation bonds	0.1	0.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of:	2022	2021
Financial	38.0%	33.7%
Consumer, non-cyclical	17.1	19.8
Communications	9.9	11.4
Industrial	7.0	7.0
Consumer, cyclical	7.2	7.0
Energy	6.8	6.0
Technology	6.0	6.8
Utilities	6.0	4.6
Basic materials	2.0	3.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$108,482	$107,709
Due after 1 but within 5 years	336,849	321,947
Due after 5 but within 10 years	39,085	36,247
Due after 10 years	5,032	4,243
Subtotal	489,448	470,146
U.S. agency securities:
Due in 1 year	2,000	2,000
Due after 1 but within 5 years	—	—
Subtotal	2,000	2,000
Municipal debt securities:
Due in 1 year	5,969	5,971
Due after 1 but within 5 years	135,891	135,078
Due after 5 but within 10 years	179,701	173,078
Due after 10 years	259,845	226,645
Subtotal	581,406	540,772
Non-U.S. government securities:
Due in 1 year	10,451	10,491
Due after 1 but within 5 years	27,720	26,989
Due after 5 but within 10 years	8,885	8,440
Due after 10 years	24,322	19,215
Subtotal	71,378	65,135
Corporate debt securities:
Due in 1 year	250,985	249,089
Due after 1 but within 5 years	650,651	627,318
Due after 5 but within 10 years	425,659	370,729
Due after 10 years	136,023	106,974
Subtotal	1,463,318	1,354,110
U.S. agency mortgage-backed securities	867,198	783,438
Residential and commercial mortgage securities	591,239	545,999
Asset-backed securities	645,854	618,115
Money market funds	240,625	240,625
Total investments available for sale	$4,952,466	$4,620,340

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Realized gross gains	$171	$18	$12,747	$768
Realized gross losses	(173)	(271)	(13,264)	(380)
Impairment loss	(469)	—	(7,306)	—

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$351,173	$(14,844)	$75,530	$(4,816)	$426,703	$(19,660)
U.S. agency mortgage-backed securities	580,870	(55,313)	195,262	(28,468)	776,132	(83,781)
Municipal debt securities	379,124	(41,896)	6,161	(896)	385,285	(42,792)
Non-U.S. government securities	24,663	(2,893)	12,551	(3,615)	37,214	(6,508)
Corporate debt securities	1,087,132	(86,308)	128,734	(23,261)	1,215,866	(109,569)
Residential and commercial mortgage securities	444,392	(32,637)	93,519	(12,690)	537,911	(45,327)
Asset-backed securities	538,273	(25,420)	64,208	(2,345)	602,481	(27,765)
Total	$3,405,627	$(259,311)	$575,965	$(76,091)	$3,981,592	$(335,402)

	Less than 12 months		12 months or more		Total
December 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$207,122	$(2,170)	$28,012	$(796)	$235,134	$(2,966)
U.S. agency mortgage-backed securities	582,108	(9,414)	26,131	(699)	608,239	(10,113)
Municipal debt securities	91,719	(1,281)	312	(6)	92,031	(1,287)
Non-U.S. government securities	22,986	(855)	—	—	22,986	(855)
Corporate debt securities	522,120	(7,200)	46,875	(2,265)	568,995	(9,465)
Residential and commercial mortgage securities	268,617	(5,200)	38,256	(1,467)	306,873	(6,667)
Asset-backed securities	339,137	(1,954)	13,101	(160)	352,238	(2,114)
Total	$2,033,809	$(28,074)	$152,687	$(5,393)	$2,186,496	$(33,467)

At June 30, 2022 and December 31, 2021, we held 2,465 and 1,180 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at June 30, 2022 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at June 30, 2022 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit. During the three and six months ended June 30, 2022, we recorded impairments of $0.5 million and $7.3 million, respectively, due to our intent to sell securities in an unrealized loss position. There were no impairments recorded during the three or six months ended June 30, 2021.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's other invested assets at June 30, 2022 and December 31, 2021 totaled $217.8 million and $170.5 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the three and six months ended June 30, 2022, includes $2.4 million of net unrealized losses and $12.6 million of net unrealized gains, respectively.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $134.5 million as of June 30, 2022. Substantially all of these investments were in limited partnerships invested in real estate or technology. At June 30, 2022, maximum future funding commitments were $28.6 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next two to nine years. For certain of these investments, the Company does not have the contractual option to redeem, but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.3 million at June 30, 2022 and $9.7 million at December 31, 2021. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at June 30, 2022 and $982.6 million at December 31, 2021. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.5 million at June 30, 2022 and $8.5 million at December 31, 2021. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at June 30, 2022 and $9.0 million at December 31, 2021.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Fixed maturities	$31,074	$23,012	$57,298	$46,036
Short-term investments	215	47	258	128
Gross investment income	31,289	23,059	57,556	46,164
Investment expenses	(1,950)	(1,316)	(3,537)	(2,633)
Net investment income	$29,339	$21,743	$54,019	$43,531

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net premiums written:
Direct	$232,660	$228,949	$452,914	$464,206
Ceded (1)	(22,318)	(26,662)	(42,841)	(57,558)
Net premiums written	$210,342	$202,287	$410,073	$406,648

Net premiums earned:
Direct	$234,329	$244,099	$470,182	$494,062
Ceded (1)	(22,318)	(26,662)	(42,841)	(57,558)
Net premiums earned	$212,011	$217,437	$427,341	$436,504

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

Effective January 1, 2022, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR 2022"). Each of the third-party reinsurers has an insurer minimum financial strength rating of A- or better by S&P Global Ratings, A.M. Best or both. Under QSR 2022, Essent Guaranty will cede premiums earned related to 20% of risk on all eligible policies written January 1, 2022 through December 31, 2022, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. QSR 2022 is scheduled to terminate on December 31, 2032. Essent Guaranty has certain termination rights under QSR 2022, including the option to terminate QSR 2022, subject to a termination fee, on December 31, 2024, or quarterly thereafter.

Total RIF ceded under QSR 2019 and QSR 2022 was $5.8 billion as of June 30, 2022.

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

Effective June 1, 2022, Essent Guaranty entered into a reinsurance agreement with a panel of reinsurers that provides excess of loss coverage on new insurance written from October 1, 2021 through December 31, 2022. For the reinsurance coverage period, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panel will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. Essent Guaranty has also entered into reinsurance agreements with panels of reinsurers that provide aggregate excess of loss coverage immediately above or pari-passu to the coverage provided by the Radnor Re Transactions. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate these reinsurance agreements.

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of June 30, 2022:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027
2019 & 2020	Radnor Re 2020-2 Ltd.	October 8, 2020	October 25, 2027
2020 & 2021	Radnor Re 2021-1 Ltd.	June 23, 2021	June 26, 2028
2021	Radnor Re 2021-2 Ltd.	November 10, 2021	November 25, 2027
2021 & 2022	Panel of Reinsurers	June 1, 2022	January 1, 2030

(1)If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of June 30, 2022:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$7,103,695	$1,923,750	$92,252	$—		$92,252	$206,949
2017	6,635,437	1,737,626	242,123	163,289	(7)	405,412	216,924
2018	7,501,596	1,923,568	325,537	76,144	(8)	401,681	249,142
2019 (3)	9,163,963	2,349,594	495,889	55,102	(9)	550,991	214,983
2019 & 2020 (4)	26,585,463	6,789,598	64,499	—		64,499	465,676
2020 & 2021 (5)	45,196,322	11,204,778	519,999	—		519,999	278,919
2021 (6)	43,511,188	11,508,673	439,407	—		439,407	279,415
2021 & 2022 (10)	$47,680,467	$12,798,770	—	$89,591		89,591	319,969
Total	$193,378,131	$50,236,357	$2,179,706	$384,126		$2,563,832	$2,231,977

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
(10)Reinsurance coverage on new insurance written from October 1, 2021 through December 31, 2022.

    Based on the level of delinquencies reported to us, the ILN transactions entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The amortization of principal of the notes issued by the unaffiliated special purpose insurers in connection with those ILN transactions is suspended and the aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. As of November 26, 2021, Radnor Re 2019-2 was no longer subject to a trigger event. Radnor Re 2020-1 was no longer subject to a trigger event as of July 25, 2022.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of June 30, 2022:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$32	$30	$62
Radnor Re 2019-1 Ltd.	325,537	(2,457)	67	(2,390)
Radnor Re 2019-2 Ltd.	92,252	(1,526)	3	(1,523)
Radnor Re 2020-1 Ltd.	495,889	(1,836)	86	(1,750)
Radnor Re 2020-2 Ltd.	64,499	(470)	2	(468)
Radnor Re 2021-1 Ltd.	519,999	(1,616)	155	(1,461)
Radnor Re 2021-2 Ltd.	439,407	(1,735)	164	(1,571)
Total	$2,179,706	$(9,608)	$507	$(9,101)

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
Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

(In thousands)	2022	2021
Reserve for losses and LAE at beginning of period	$407,445	$374,941
Less: Reinsurance recoverables	25,940	19,061
Net reserve for losses and LAE at beginning of period	381,505	355,880
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	43,095	72,600
Prior years	(226,152)	(30,627)
Net incurred losses and LAE during the current period	(183,057)	41,973
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	81	128
Prior years	2,051	3,139
Net loss and LAE payments during the current period	2,132	3,267
Net reserve for losses and LAE at end of period	196,316	394,586
Plus: Reinsurance recoverables	13,657	27,286
Reserve for losses and LAE at end of period	$209,973	$421,872

For the six months ended June 30, 2022, $2.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $226.2 million favorable prior year development, including $164.1 million related to defaults notices received in April 2020 through September 2020 ("Early COVID Defaults"), during the six months ended June 30, 2022. Net reserves remaining as of June 30, 2022 for prior years are $153.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2021, $3.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $30.6 million favorable prior year development during the six months ended June 30, 2021. Net reserves remaining as of June 30, 2021 for prior years were $322.1 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

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

Based on the fiscal stimulus, forbearance programs and the foreclosure moratoriums put in place and the credit characteristics of the defaulted loans, we expected the ultimate number of Early COVID Defaults that result in claims would be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the initial risk in force for the Early COVID Defaults. The reserve for the Early COVID Defaults had not been adjusted as of December 31, 2021.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $62.9 million and $164.1 million for the three and six months ended June 30, 2022, respectively. The reserve for losses and LAE at June 30, 2022 includes $70.8 million of reserves for Early COVID Defaults. It is reasonably possible that our estimate of the losses for the Early COVID Defaults could change in the near term as a result of changes in the economic environment, the continued impact of the pandemic on the economic environment, and the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus. A 100 basis point increase or decrease in our estimate of ultimate loss applied to the initial risk in force of the Early COVID Defaults would result in a corresponding increase or decrease in our reserve for losses and LAE of approximately $35 million as of June 30, 2022.

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

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $825 million. The Credit Facility provides for a $400 million revolving credit facility and $425 million of term loans. The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers' option so long as the Borrowers receive commitments from

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at June 30, 2022 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of June 30, 2022, the Company was in compliance with the covenants and $425 million had been borrowed under the Credit Facility with a weighted average interest rate of 2.92%. As of December 31, 2021, $425 million had been borrowed with a weighted average interest rate of 1.79%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the six months ended June 30, 2022 and 2021. As of June 30, 2022, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2022 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2022, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2021
March 31	$0.16
June 30	0.17
September 30	0.18
December 31	0.19

Total dividends per common share declared and paid	$0.70

Quarter Ended	2022
March 31	$0.20
June 30	0.21

Total dividends per common share declared and paid	$0.41

In August 2022, the Board of Directors declared a quarterly cash dividend of $0.22 per common share payable on September 12, 2022, to shareholders of record on September 1, 2022.

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. In April 2022, the Company repurchased 543,399 common shares, for a total year to date repurchase of 2,136,961 common shares at a cost of $92.2 million, completing the May 2021 repurchase plan. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2022. In May 2022, the Board of Directors approved a new share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. There were no share repurchases under the 2022 plan, leaving $250.0 million remaining unused under the authorized repurchase plan as of June 30, 2022.

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
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the six months ended June 30, 2022:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75
Granted	308	14.83	87	46.15	151	42.50	12	41.18
Vested	(139)	45.32	(69)	44.86	(176)	47.86	(13)	41.27
Forfeited	—	N/A	—	N/A	(76)	48.69	(2)	42.81
Outstanding at June 30, 2022	669	$21.04	158	$45.97	360	$45.52	25	$41.67

In February 2022, certain members of senior management were granted nonvested common shares under the Essent Group Ltd. 2013 Long-Term Incentive Plan ("2013 Plan") that are subject to time-based and performance-based vesting. The time-based share awards granted in February 2022 vest in three equal installments on March 1, 2023, 2024 and 2025. The performance-based share awards granted in February 2022 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2022 and vest on March 1, 2025. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	13% "Target"	100%	150%	200%
	11%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	5%	0%	50%	100%

In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown. In May 2022, additional shares were granted to a member of senior management that are subject to the same time-based and performance-based vesting as the February 2022 grants.

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

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 awards vested on March 1, 2022 and the amended 2020 awards will vest on March 1, 2023, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards is $4.0 million. As of June 30, 2022, there was $0.9 million of unrecognized compensation expense related to amending these awards and we expect to recognize the expense over a weighted average period of 0.7 years.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $17.2 million and $18.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $25.5 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2022 and we expect to recognize the expense over a weighted average period of 2.2 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 128,432 in the six months ended June 30, 2022. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2022.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Compensation expense	$4,198	$5,385	$9,005	$10,564
Income tax benefit	828	1,034	1,785	2,045

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay ordinary dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At June 30, 2022, Essent Guaranty had unassigned surplus of approximately $313.5 million and Essent PA had unassigned surplus of approximately $18.4 million. In the three and six months ended June 30, 2022, Essent Guaranty paid dividends of $100.0 million and $200.0 million, respectively, to its parent, Essent US Holdings, Inc. Essent Guaranty paid a dividend of $100.0 million to its parent, Essent US Holdings, Inc. in the three and six months ended June 30, 2021. Essent PA did not pay a dividend in the three and six months ended June 30, 2022 or 2021. As of June 30, 2022, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2022 of $297.7 million and $5.6 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2022, Essent Re had total equity of $1.4 billion.

At June 30, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$231,769	$159,795	$505,936	$295,443

Basic weighted average shares outstanding	106,921	112,118	107,540	112,067
Dilutive effect of nonvested shares	362	336	393	349
Diluted weighted average shares outstanding	107,283	112,454	107,933	112,416

Basic earnings per share	$2.17	$1.43	$4.70	$2.64
Diluted earnings per share	$2.16	$1.42	$4.69	$2.63

There were 180,561 and 159,568 antidilutive shares for the three months ended June 30, 2022 and 2021, respectively, and 131,073 and 255,562 antidilutive shares for the six months ended June 30, 2022 and 2021, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth and relative total shareholder return as of June 30, 2022, the 2022 performance-based share awards would be issuable at 177% of target under the terms of the arrangements if June 30, 2022 was the end of the contingency period, which is 88.5% of the shares issued, and the 2021 performance-based share awards would be issuable at 100% of target under the terms of the arrangements if June 30, 2021 was the end of the contingency period, which is 50% of the shares issued.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(173,623)	$21,324	$(152,299)	$98,920	$(19,849)	$79,071
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(158,974)	24,322	(134,652)	43,963	(7,826)	36,137
Less: Reclassification adjustment for losses included in net income (1)	471	(87)	384	253	(30)	223
Net unrealized losses on investments	(158,503)	24,235	(134,268)	44,216	(7,856)	36,360
Other comprehensive loss	(158,503)	24,235	(134,268)	44,216	(7,856)	36,360
Balance at end of period	$(332,126)	$45,559	$(286,567)	$143,136	$(27,705)	$115,431

	Six Months Ended June 30,
	2022			2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$65,280	$(14,573)	$50,707	$168,324	$(30,050)	$138,274
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(405,229)	59,152	(346,077)	(24,800)	2,375	(22,425)
Less: Reclassification adjustment for losses (gains) included in net income (1)	7,823	980	8,803	(388)	(30)	(418)
Net unrealized (losses) gains on investments	(397,406)	60,132	(337,274)	(25,188)	2,345	(22,843)
Other comprehensive (loss) income	(397,406)	60,132	(337,274)	(25,188)	2,345	(22,843)
Balance at end of period	$(332,126)	$45,559	$(286,567)	$143,136	$(27,705)	$115,431

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

June 30, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$470,146	$—	$—	$470,146
U.S. agency securities	—	2,000	—	2,000
U.S. agency mortgage-backed securities	—	783,438	—	783,438
Municipal debt securities	—	540,772	—	540,772
Non-U.S. government securities	—	65,135	—	65,135
Corporate debt securities	—	1,354,110	—	1,354,110
Residential and commercial mortgage securities	—	545,999	—	545,999
Asset-backed securities	—	618,115	—	618,115
Money market funds	240,625	—	—	240,625
Total assets at fair value (1) (2)	$710,771	$3,909,569	$—	$4,620,340

December 31, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$448,793	$—	$—	$448,793
U.S. agency securities	—	5,504	—	5,504
U.S. agency mortgage-backed securities	—	1,008,863	—	1,008,863
Municipal debt securities	—	627,599	—	627,599
Non-U.S. government securities	—	79,743	—	79,743
Corporate debt securities	—	1,455,247	—	1,455,247
Residential and commercial mortgage securities	—	545,423	—	545,423
Asset-backed securities	—	581,703	—	581,703
Money market funds	210,012	—	—	210,012
Total assets at fair value (1) (2)	$658,805	$4,304,082	$—	$4,962,887

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

(In thousands)	2022	2021
Essent Guaranty
Statutory net income	$367,283	$234,354
Statutory surplus	1,018,795	1,048,335
Contingency reserve liability	1,928,827	1,648,384

Essent PA
Statutory net income	$1,310	$1,919
Statutory surplus	57,368	55,374
Contingency reserve liability	57,415	56,919

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

At June 30, 2022 and 2021, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the six months ended June 30, 2022, Essent Guaranty increased its contingency reserve by $142.5 million and Essent PA increased its contingency reserve by $0.5 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the six months ended June 30, 2022 and 2021, Essent Guaranty released contingency reserves of $6.3 million and $0.9 million,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, and Essent PA released contingency reserves of $0.5 million and $0.1 million, respectively, to unassigned funds upon completion of the 120 month holding period.

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

Essent Re's statutory capital and surplus was $1.5 billion as of June 30, 2022 and $1.3 billion as of December 31, 2021. Essent Re's statutory net income was $178.5 million and $104.4 million for the six months ended June 30, 2022 and 2021, respectively. Statutory capital and surplus as of June 30, 2022 and December 31, 2021 and statutory net income in the six months ended June 30, 2022 and 2021 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2021 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best. On July 21, 2022, Moody’s affirmed Essent Guaranty’s financial strength rating of A3 with a stable outlook.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 349 employees as of June 30, 2022. We generated new insurance written, or NIW, of approximately $20.1 billion and $32.9 billion for the three and six months ended June 30, 2022, respectively, compared to approximately $25.0 billion and $44.3 billion for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had approximately $215.9 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of June 30, 2022, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $1.9 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

COVID-19

Due to the novel coronavirus disease 2019 ("COVID-19"), we experienced a significant increase in the amount of new defaults reported in 2020, especially during the second and third quarters of 2020. We segmented these two quarters’ 49,398 defaults as specifically COVID-19 related (“Early COVID Defaults”) and provided losses for these two cohorts differently as compared to our normal loss reserving methodology. The default-to-claim transition patterns of the Early COVID Defaults have been different than our historical defaults. We believe that the borrowers associated with the Early COVID Defaults have been able to take advantage of foreclosure moratoriums and mortgage forbearance programs instituted by Federal legislation along with actions taken by the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac (collectively the “GSEs”) which has extend traditional default-to-claim timelines. As a result of these programs, along with Federal stimulus, these borrowers associated with the Early COVID Defaults have had more resources and an extended time period to address the issues that triggered the default, that we believe will result in a higher cure rate, and correspondingly lower claim payments than historical defaults. Beginning in the fourth quarter of 2020, the credit characteristics of new defaults trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020, we observed a normalization of the proportion of unemployment claims related to permanent layoffs as compared to a higher proportion of temporary layoffs during the second and third quarters of 2020. As a result, for new defaults reported after September 30, 2020, we reverted to our normal loss reserving methodology.

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

    As of June 30, 2022, approximately 97% of the Early COVID Defaults had cured. In the three and six months ended June 30, 2022, new defaults remained elevated although at lower levels than those reported in the second through fourth quarters of 2020 and the first and second quarters of 2021. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of June 30, 2022. In order to maintain continuous MI coverage, mortgage servicers are required to advance MI premiums to us even if borrowers are in a forbearance plan. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreements with a panels of third-party reinsurers ("the QSR Agreements") and an increase in our Minimum Required Assets.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2022 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For each of the six months ended June 30, 2022 and 2021, monthly premium policies comprised 95% of our NIW.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 73.4% at June 30, 2022. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2022. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of June 30, 2022, 81% of our IIF relates to business written since January 1, 2020 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of June 30, 2022, 81% of our IIF relates to business written since January 1, 2020 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 and throughout 2021. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As a result, we received 36,784 defaults in the three months ended June 30, 2020 and 12,614 defaults in the three months ended September 30, 2020, which resulted in a significant increase in our default rate from 0.83% at March 31, 2020 to 4.54% at September 30, 2020.

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

Since June 30, 2020, we have experienced a decline in our default rate. As of June 30, 2022, insured loans in default totaled 12,707 compared to 16,963 defaults as of December 31, 2021. The credit characteristics of defaults reported subsequent to September 30, 2020 have trended towards those of the pre-pandemic periods and we have observed the normalization of other default patterns during this period. In addition, beginning in the fourth quarter of 2020, the economic conditions have been different than those experienced in the second and third quarters of 2020. We believe that while defaults subsequent to September 30, 2020 were impacted by the pandemic’s effect on the economy, the underlying credit performance of these defaults may not be the same as the expected performance for Early COVID Defaults that occurred following the onset of the pandemic and these defaults are more likely to transition like pre-pandemic defaults. Accordingly, beginning in the fourth quarter of 2020, we resumed establishing reserves for defaults reported after September 30, 2020 using our normal reserve methodology.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $62.9 million and $164.1 million for the three and six months ended June 30, 2022. It is reasonably possible that our estimate of the losses for the Early COVID Defaults could change in the near term as a result of changes in the economic environment, the continued impact of the pandemic on the economic environment, and the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus. As more fully described in Note 4 to our condensed consolidated financial statements, at June 30, 2022, we had approximately $2.6 billion of excess of loss reinsurance covering NIW from January 1, 2015 to December 31, 2022 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2022. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of COVID-19 defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 60% and 61% of other underwriting and operating expenses for the three and six months ended June 30, 2022, respectively, compared to 62% and 60% of other underwriting and operating expenses for the three and six months ended June 30, 2021, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2022 and 2021 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
IIF, beginning of period	$206,842,996	$197,091,191	$207,190,544	$198,882,352
NIW - Flow	20,096,135	25,004,854	32,937,617	44,258,868
NIW - Bulk	196	—	196	—
Cancellations	(11,042,796)	(18,536,186)	(24,231,826)	(39,581,361)
IIF, end of period	$215,896,531	$203,559,859	$215,896,531	$203,559,859
Average IIF during the period	$210,896,297	$199,739,297	$209,038,105	$198,980,667
RIF, end of period	$47,289,910	$42,906,519	$47,289,910	$42,906,519

The following is a summary of our IIF at June 30, 2022 by vintage:

($ in thousands)	$	%
2022 (through June 30)	$32,324,812	15.0%
2021	75,326,623	34.9
2020	67,409,464	31.2
2019	16,560,800	7.7
2018	7,611,480	3.5
2017 and prior	16,663,352	7.7
	$215,896,531	100.0%

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

	Three Months Ended		Six Months Ended June 30,
	2022	2021	2022	2021
Base average premium rate	0.41%	0.43%	0.41%	0.44%
Single premium cancellations	0.01	0.03	0.01	0.03
Gross average premium rate	0.42	0.46	0.42	0.47
Ceded premiums	(0.04)	(0.05)	(0.04)	(0.06)
Net average premium rate	0.38%	0.41%	0.38%	0.41%

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

As of June 30, 2022, our combined net risk in force for our U.S. insurance companies was $31.2 billion and our combined statutory capital was $3.1 billion, resulting in a risk-to-capital ratio of 10.2 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Net premiums written	$210,342	$202,287	$410,073	$406,648
Decrease in unearned premiums	1,669	15,150	17,268	29,856
Net premiums earned	212,011	217,437	427,341	436,504
Net investment income	29,339	21,743	54,019	43,531
Realized investment (losses) gains, net	(471)	(253)	(7,823)	388
Income from other invested assets	1,953	122	26,658	648
Other income	1,577	4,212	8,825	6,987
Total revenues	244,409	243,261	509,020	488,058

Losses and expenses:
(Benefit) provision for losses and LAE	(76,199)	9,651	(183,057)	41,973
Other underwriting and operating expenses	41,898	41,114	82,694	83,353
Interest expense	2,887	2,073	5,113	4,124
Total losses and expenses	(31,414)	52,838	(95,250)	129,450
Income before income taxes	275,823	190,423	604,270	358,608
Income tax expense	44,054	30,628	98,334	63,165
Net income	$231,769	$159,795	$505,936	$295,443

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

For the three months ended June 30, 2022, we reported net income of $231.8 million, compared to net income of $159.8 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, we reported net income of $505.9 million, compared to net income of $295.4 million for the six months ended June 30, 2021. The increases in our operating results in 2022 over the same periods in 2021 were primarily due to decreases in the provision for losses and LAE and increases in income from other invested assets and net investment income, partially offset by increases in income tax expense and decreases in net premiums earned.

Net Premiums Written and Earned

Net premiums earned decreased in the three and six months ended June 30, 2022 by 2%, compared to the three and six ended June 30, 2021 primarily due a decrease in our average net premium rate, partially offset by an increase in our average
IIF. The average net premium rate was 0.38% and 0.41% for the three months ended June 30, 2022 and 2021, respectively and 0.38% and 0.41% for the six months ended June 30, 2022 and 2021, respectively. See "—Key Performance Indicators—Average Net Premium Rate" above. In the three and six months ended June 30, 2022, premiums earned on the cancellation of non-refundable single premium policies decreased to $5.3 million and $14.4 million, respectively, from $15.6 million and $35.4 million in the three and six months ended June 30, 2021, respectively, as a result of a decrease in existing borrowers refinancing their mortgages during 2022 as compared to 2021. In the three and six months ended June 30, 2022 ceded premiums decreased to $22.3 million and $42.8 million, respectively, from $26.7 million and $57.6 million, respectively, for the same period of 2021 primarily due to a reduction in loss reserves ceded under our QSR Agreements that reduced ceded premium.

Net premiums written increased by 4% and 1% in the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to an increase in average IIF in the respective periods and a decrease in premiums ceded under third-party reinsurance agreements partially offset by changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended June 30, 2022 and 2021, unearned premiums decreased by $1.7 million and $15.2 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $14.4 million and $12.5 million, respectively, which was offset by $16.1 million and $27.7 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2022 and 2021, unearned premiums decreased by $17.3 million and $29.9 million, respectively. This was a result of net premiums written on single premium policies of $18.5 million and $30.8 million, respectively, which was offset by $35.8 million and $60.7 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income and Realized Investment Gains (Losses)

Our net investment income was derived from the following sources for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2022	2021
Fixed maturities	$57,298	$46,036
Short-term investments	258	128
Gross investment income	57,556	46,164
Investment expenses	(3,537)	(2,633)
Net investment income	$54,019	$43,531

The changes in net investment income for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was due to an increase in the pre-tax investment income yield as well as the increase in the weighted average balance of our investment portfolio. The average cash and investment portfolio balance increased to $5.0 billion for each of the three and six months ended June 30, 2022 from $4.7 billion for the three and six months ended June 30, 2021. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. The pre-tax investment income yield increased from 2.0% in the three and six months ended June 30, 2021 to 2.5% and 2.3% in the three and six months ended June 30, 2022, respectively, primarily due to a general increase in investment yields due to increasing interest rates partially offset by an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Realized investment gains (losses) for the three months ended June 30, 2022 was a net loss of $0.5 million as compared to a net loss of $0.3 million for the three months ended June 30, 2021. Realized investment gains (losses) for the six months ended June 30, 2022 was a net loss of $7.8 million as compared to a net gain of $0.4 million for the six months ended

June 30, 2021. Included in the results for the three and six months ended June 30, 2022 are impairments of $0.5 million and $7.3 million, respectively, due to our intent to sell securities in an unrealized loss position.

Income from Other Invested Assets

Income from other invested assets for the three months ended June 30, 2022 was $2.0 million as compared to $0.1 million for the three months ended June 30, 2021. Income from other invested assets for the six months ended June 30, 2022 was $26.7 million as compared to $0.6 million for the six months ended June 30, 2021.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the three and six months ended June 30, 2022, includes $2.4 million of net unrealized losses and $12.6 million of net unrealized gains, respectively.

Other Income

Other income for the three months ended June 30, 2022 was $1.6 million as compared to $4.2 million for the three months ended June 30, 2021. The decrease in other income for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to an unfavorable decrease in the fair value of the embedded derivatives partially offset by an increase in underwriting consulting services to third-party reinsurers. Other income for the six months ended June 30, 2022 was $8.8 million compared to $7.0 million for the six months ended June 30, 2021. The increase in other income for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to an increase in underwriting consulting services to third-party reinsurers partially offset by a net unfavorable decrease in the fair value of the embedded derivatives and lower Triad service fees and contract underwriting revenues. In the three months ended June 30, 2022, we recorded an unfavorable decrease in the fair value of these embedded derivatives of $5.5 million compared to a favorable increase in the fair value of the embedded derivatives of $1.0 million in the three months ended June 30, 2021. In the six months ended June 30, 2022 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $1.2 million compared to a net favorable increase of $0.3 million in the six months ended June 30, 2021.

Provision for Losses and Loss Adjustment Expenses

The decrease in the provision for losses and LAE in the three and six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults as well as cure activity for defaults with reserves using our normal reserve methodology in the three and six months ended June 30, 2022 as compared to the comparable period of 2021.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning default inventory	14,923	29,080	16,963	31,469
Plus: new defaults	5,495	4,934	11,683	12,356
Less: cures	(7,639)	(10,453)	(15,806)	(20,190)
Less: claims paid	(65)	(46)	(120)	(107)
Less: rescissions and denials, net	(7)	(11)	(13)	(24)
Ending default inventory	12,707	23,504	12,707	23,504

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of June 30,
	2022	2021
Case reserves (in thousands) (1)	$193,416	$387,690
Total reserves (in thousands) (1)	$209,829	$420,482
Ending default inventory	12,707	23,504
Average case reserve per default (in thousands)	$15.2	$16.5
Average total reserve per default (in thousands)	$16.5	$17.9
Default rate	1.61%	2.96%
Claims received included in ending default inventory	81	45

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million and $1.4 million as of June 30, 2022 and 2021, respectively.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $62.9 million and $164.1 million for the three and six months ended June 30, 2022, respectively. It is reasonably possible that our estimate of the losses for the Early COVID Defaults could change in the near term as a result of changes in the economic environment, the continued impact of the pandemic on the economic environment, and the results of existing and future governmental programs designed to assist individuals and businesses impacted by the virus. The average reserve per Early COVID Default was approximately 74% as of June 30, 2022 as compared to approximately 76% as of December 31, 2021 and approximately 24% as of June 30, 2021. The reserve for losses and LAE at June 30, 2022 includes $70.8 million of reserves for Early COVID Defaults.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Reserve for losses and LAE at beginning of period	$293,072	$411,123	$407,445	$374,941
Less: Reinsurance recoverables	19,335	24,907	25,940	19,061
Net reserve for losses and LAE at beginning of period	273,737	386,216	381,505	355,880
Add provision for losses and LAE occurring in:
Current period	18,726	24,611	43,095	72,600
Prior years	(94,925)	(14,960)	(226,152)	(30,627)
Incurred losses and LAE during the current period	(76,199)	9,651	(183,057)	41,973
Deduct payments for losses and LAE occurring in:
Current period	80	14	81	128
Prior years	1,142	1,267	2,051	3,139
Loss and LAE payments during the current period	1,222	1,281	2,132	3,267
Net reserve for losses and LAE at end of period	196,316	394,586	196,316	394,586
Plus: Reinsurance recoverables	13,657	27,286	13,657	27,286
Reserve for losses and LAE at end of period	$209,973	$421,872	$209,973	$421,872

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of June 30, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,036	32%	$18,653	10%	$250,303	7%
Four to eleven payments	4,741	37	59,753	31	304,764	20
Twelve or more payments	3,849	30	111,442	57	236,440	47
Pending claims	81	1	3,568	2	3,574	100
Total case reserves (1)	12,707	100%	193,416	100%	$795,081	24
IBNR			14,506
LAE			1,907
Total reserves for losses and LAE (1)			$209,829

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of June 30, 2022.

	As of June 30, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,926	17%	$25,915	7%	$234,604	11%
Four to eleven payments	9,316	40	147,383	38	585,390	25
Twelve or more payments	10,217	43	212,634	55	680,733	31
Pending claims	45	—	1,758	—	2,139	82
Total case reserves (2)	23,504	100%	387,690	100%	$1,502,866	26
IBNR			29,077
LAE			3,715
Total reserves for losses and LAE (2)			$420,482

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.4 million as of June 30, 2021.

During the three months ended June 30, 2022, the provision for losses and LAE was a benefit of $76.2 million, comprised of $94.9 million of favorable prior years’ loss development, including $62.9 million related to Early COVID Defaults, partially offset by a provision of $18.7 million for current year losses. During the three months ended June 30, 2021, the provision for losses and LAE was $9.7 million, comprised of $24.6 million of current year losses partially offset by $15.0 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2022, the provision for losses and LAE was a benefit of $183.1 million, comprised of $226.2 million of favorable prior years’ loss development, including $164.1 million related to Early COVID Defaults, partially offset by a provision of $43.1 million of current year losses. During the six months ended June 30, 2021, the provision for losses and LAE was $42.0 million, comprised of $72.6 million of current year losses partially offset by $30.6 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Number of claims paid	65	46	120	107
Amount of claims paid	$1,137	$1,154	$1,963	$3,143
Claim severity	50%	57%	43%	64%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$25,291	60%	$25,630	62%	$50,121	61%	$50,390	60%
Premium taxes	4,545	11	4,550	11	8,513	10	9,052	11
Other	12,062	29	10,934	27	24,060	29	23,911	29
Total other underwriting and operating expenses	$41,898	100%	$41,114	100%	$82,694	100%	$83,353	100%

Number of employees at end of period						349		372

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits decreased in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to decreased salaries and overtime as a result of decreased headcount and decreased stock compensation expense, partially offset by an increase in incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes were largely unchanged in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a decrease in our effective premium tax rate, partially offset by an increase in net premiums written. Premium taxes decreased in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in our effective premium tax rate.

•Other expenses increased during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily as a result of increased travel and underwriting expenses as well as a decrease in ceding commission earned under our QSR Agreements, partially offset by decreases in professional fees and amortization of net deferred acquisition costs. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2022, we incurred interest expense of $2.9 million and $5.1 million, respectively, as compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively. The increase during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 was primarily due to an increase in the weighted average interest rate for borrowings outstanding, as well as an increase in the average amounts outstanding under the Credit Facility. The increase during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 was due to an increase in the average amounts outstanding under the Credit Facility, partially offset by a lower weighted average interest rate for the period. For each of the three and six months ended June 30, 2022, the average amount outstanding under the Credit Facility was $425.0 million, as compared to $327.7 million and $326.4 million for the three and six months ended June 30, 2021,respectively. For the three and six months ended June 30, 2022, the borrowings under the Credit Facility had a weighted average interest rate of 2.47% and 2.16%, respectively, as compared to 2.29% and 2.30% for the three and six months ended June 30, 2021, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $44.1 million and $30.6 million for the three months ended June 30, 2022 and 2021, respectively, and $98.3 million and $63.2 million for the six months ended June 30, 2022 and 2021, respectively. The provision for income taxes for the six months ended June 30, 2022 was calculated using an estimated annual effective tax rate of 16.0% as compared to an estimated annual effective tax rate of 16.0% for the six months ended June 30, 2021. For the six months ended June 30, 2022, income tax expense includes $6.7 million of discrete tax expense associated with realized and unrealized gains and losses. For the six months ended June 30, 2021, income tax expense includes $5.7 million of discrete tax expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability. The tax effects associated with realized and unrealized gains and losses and the increase to our deferred state income tax liability are treated as a discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of June 30, 2022, we had substantial liquidity with cash of $77.9 million, short-term investments of $355.6 million and fixed maturity investments of $4.3 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $619.2 million at June 30, 2022. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2022.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay ordinary dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2022, Essent Guaranty had unassigned surplus of approximately $313.5 million and Essent PA had unassigned surplus of approximately $18.4 million. As of June 30, 2022, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2022 of $297.7 million and $5.6 million, respectively. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2022, Essent Re had total equity of $1.4 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$243,898	$339,795
Net cash used in investing activities	(105,597)	(239,516)
Net cash used in financing activities	(141,940)	(60,969)
Net (decrease) increase in cash	$(3,639)	$39,310

Operating Activities

Cash flow provided by operating activities totaled $243.9 million for the six months ended June 30, 2022, as compared to $339.8 million for the six months ended June 30, 2021. The decrease in cash flow provided by operating activities was primarily due to increases in other assets and income tax payments.

Investing Activities

Cash flow used in investing activities totaled $105.6 million for the six months ended June 30, 2022 and $239.5 million for the six months ended June 30, 2021. In both periods, cash flow used in investing activities related to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $141.9 million for the six months ended June 30, 2022, primarily related to the repurchases of common stock as part of our share repurchase plan and treasury stock acquired from employees to satisfy tax withholding obligations and quarterly cash dividends paid in March and June. Cash flow used in financing activities totaled $61.0 million for the six months ended June 30, 2021, primarily related to the quarterly cash dividends paid in March and June and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the six months ended June 30, 2022, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $200 million. During the six months ended June 30, 2021, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid a dividend to Essent US Holdings, Inc. of $100 million.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2015 through December 31, 2022. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the "ILNs") that Essent Guaranty has entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. As of November 26, 2021, Radnor Re 2019-2 was no longer subject to a trigger event. Radnor Re 2020-1 was no longer subject to a trigger event as of July 25, 2022. Effective September 1, 2019, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR 2019"). Under QSR 2019, Essent Guaranty will cede premiums earned related to 40% of risk on eligible single premium policies and 20% of risk on all other eligible policies written September 1, 2019 through December 31, 2020, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 63% that varies directly and inversely with ceded claims. Effective January 1, 2022, Essent Guaranty entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR 2022"). Under QSR 2022, Essent Guaranty will cede premiums earned related to 20% of risk on all eligible policies written January 1, 2022 through December 31, 2022, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2022 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,076,196
Contingency reserves	1,986,242
Combined statutory capital	$3,062,438
Combined net risk in force	$31,221,406
Combined risk-to-capital ratio	10.2:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the six months ended June 30, 2022 and 2021, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of June 30, 2022, Essent Re had total stockholders’ equity of $1.4 billion and net risk in force of $17.8 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. On July 21, 2022, Moody’s affirmed Essent Guaranty’s financial strength rating of A3 with a stable outlook.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of June 30, 2022, Essent Guaranty's Available Assets were $3.12 billion or 167% of its Minimum Required Assets of $1.87 billion based on our interpretation of PMIERs 2.0.

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

Financial Condition

Stockholders’ Equity

As of June 30, 2022, stockholders’ equity was $4.27 billion, compared to $4.24 billion as of December 31, 2021. Stockholders' equity increased primarily due to net income generated in 2022, partially offset by a decrease in accumulated other comprehensive income related to an increase in our net unrealized investment losses associated with increases in market interest rates in the six months ended June 30, 2022, the repurchase of common shares under our share repurchase plan and dividends paid.

Investments

As of June 30, 2022, investments totaled $4.8 billion compared to $5.1 billion as of December 31, 2021. In addition, our total cash was $77.9 million as of June 30, 2022, compared to $81.5 million as of December 31, 2021. The decrease in investments was primarily due to an increase in our net unrealized investment losses primarily due to increases in market interest rates in the six months ended June 30, 2022, partially offset by investing net cash flows from operations during the six months ended June 30, 2022.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$470,146	10.2%	$448,793	9.1%
U.S. agency securities	2,000	—	5,504	0.1
U.S. agency mortgage-backed securities	783,438	17.0	1,008,863	20.3
Municipal debt securities(1)	540,772	11.7	627,599	12.7
Non-U.S. government securities	65,135	1.4	79,743	1.6
Corporate debt securities(2)	1,354,110	29.3	1,455,247	29.3
Residential and commercial mortgage securities	545,999	11.8	545,423	11.0
Asset-backed securities	618,115	13.4	581,703	11.7
Money market funds	240,625	5.2	210,012	4.2
Total Investments Available for Sale	$4,620,340	100.0%	$4,962,887	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of:	2022	2021
Special revenue bonds	78.0%	77.1%
General obligation bonds	21.9	20.5
Certificate of participation bonds	—	1.9
Tax allocation bonds	0.1	0.5
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of:	2022	2021
Financial	38.0%	33.7%
Consumer, non-cyclical	17.1	19.8
Communications	9.9	11.4
Industrial	7.0	7.0
Consumer, cyclical	7.2	7.0
Energy	6.8	6.0
Technology	6.0	6.8
Utilities	6.0	4.6
Basic materials	2.0	3.7
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	June 30, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,247,042	48.6%	$2,412,273	48.6%
Aa1	87,609	1.9	96,331	1.9
Aa2	340,956	7.4	354,951	7.2
Aa3	212,582	4.6	221,914	4.5
A1	343,606	7.4	263,820	5.3
A2	379,762	8.2	427,282	8.6
A3	237,827	5.2	274,525	5.5
Baa1	237,793	5.1	305,204	6.1
Baa2	212,313	4.6	274,011	5.5
Baa3	211,721	4.6	240,755	4.9
Below Baa3	109,129	2.4	91,821	1.9
Total Investments Available for Sale	$4,620,340	100.0%	$4,962,887	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,225,902	26.5%	$1,104,397	22.2%
1 to < 2 Years	377,295	8.2	561,297	11.3
2 to < 3 Years	525,739	11.4	539,174	10.9
3 to < 4 Years	469,535	10.2	593,663	12.0
4 to < 5 Years	601,988	13.0	663,127	13.4
5 or more Years	1,419,881	30.7	1,501,229	30.2
Total Investments Available for Sale	$4,620,340	100.0%	$4,962,887	100.0%

Top Ten Investments Available for Sale Holdings

	June 30, 2022
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 2.875% 06/15/2025	$43,495	$43,143	$352	Aaa
2	US Treasury 1.500% 08/15/2026	31,971	34,469	(2,498)	Aaa
3	US Treasury 0.250% 05/31/2025	23,653	25,580	(1,927)	Aaa
4	US Treasury 2.500% 01/31/2024	20,252	20,387	(135)	Aaa
5	US Treasury 2.625% 06/30/2023	19,694	19,723	(29)	Aaa
6	US Treasury 0.000% 02/23/2023	19,677	19,866	(189)	Aaa
7	US Treasury 0.875% 06/30/2026	18,060	19,638	(1,578)	Aaa
8	US Treasury 5.250% 11/15/2028	17,171	17,972	(801)	Aaa
9	US Treasury 0.125% 10/15/2023	17,000	17,611	(611)	Aaa
10	Fannie Mae 3.500% 01/01/2058	16,942	18,229	(1,287)	Aaa
Total		$227,915	$236,618	$(8,703)
Percent of Investments Available for Sale		4.9%

(1)As of June 30, 2022, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2022:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	7,664	9,110	A1
State of California	6,929	6,949	Aa2
San Joaquin Hills Transportation Corridor Agency	6,559	7,725	A1
City of Anaheim CA	6,176	7,725	A1
Community Hospitals of Central California Obligated Group	5,830	7,725	A1
City of Carson CA	3,627	4,408	Aa3
Golden State Tobacco Securitization Corp	3,470	4,235	A3
City of Long Beach CA Harbor Revenue	3,211	3,159	Aa2
Redwoods/The a Community of Seniors	3,180	3,740	Aa3
San Jose Unified School District	3,105	4,090	Aaa
Los Angeles Unified School District/CA	2,761	3,072	Aa3
County of Kern CA	2,757	2,740	Baa2
Chabot-Las Positas Community College District	2,668	2,621	Aa2
City of Los Angeles Department of Airports	2,650	2,650	Aa3
City of Inglewood CA	2,562	3,135	Aa2
University of California	2,514	2,510	Aa2
Port of Oakland	2,462	2,411	A1
City of Monterey Park CA	2,198	2,967	Aa2
San Francisco City & County Airport Comm-San Francisco International Airport	2,154	2,122	A1
County of Riverside CA	2,142	2,250	A1
State of California Personal Income Tax Revenue	2,057	2,022	Aa3
Foothill-Eastern Transportation Corridor Agency	1,895	2,350	A1
Regents of the University of California Medical Center Pooled Revenue	1,349	1,361	Aa3
Riverside County Transportation Commission	1,339	1,665	A2
Kaiser Foundation Hospitals	1,304	1,314	Aa3
City of Torrance CA	1,152	1,245	Aa2
City of San Francisco CA Public Utilities Commission Water Revenue	1,106	1,364	Aa2
City of El Cajon CA	1,057	1,284	Aa2
County of Sacramento CA	920	894	A3
City of El Monte CA	874	1,000	Aa2
Alameda Corridor Transportation Authority	852	878	A3
Cathedral City Redevelopment Agency Successor Agency	734	724	Aa2
Pomona Redevelopment Agency Successor Agency	697	700	Aa2
California Independent System Operator Corp	536	725	A1
County of San Bernardino CA	532	539	Aa3
California County Tobacco Securitization Agency	414	478	A3
Oxnard Union High School District	216	250	Aa2
City of San Jose CA	181	205	Aa2
City of Riverside CA	151	155	Aa2
Compton Community College District	122	116	Aa3
City of Los Angeles CA	91	111	Aa3
	$92,196	$104,723

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
City of New York NY	9,129	8,983	Aa2
Port Authority of New York & New Jersey	8,948	9,433	Aa3
New York City Transitional Finance Authority Future Tax Secured Revenue	7,835	8,398	Aa1
State of New York Personal Income Tax Revenue	7,348	7,358	Aa1
Metropolitan Transportation Authority	6,613	7,048	A3
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	5,059	5,866	Aa1
Research Foundation of State University of New York/The	2,714	2,750	A1
Rochester Institute of Technology	2,263	2,207	A1
City of Yonkers NY	2,199	2,293	A3
Long Island Power Authority	1,690	1,694	A2
New York State Dormitory Authority	1,613	1,697	Aa3
New York City Transitional Finance Authority Building Aid Revenue	1,500	1,495	Aa2
State of New York Sales Tax Revenue	1,263	1,489	Aa1
State University of New York Dormitory Facilities Revenue	904	1,000	Aa3
Town of Oyster Bay NY	678	677	Aa2
Yankee Stadium LLC	646	795	A1
New York City Water & Sewer System	467	511	Aa1
County of Nassau NY	277	276	A1
	$61,145	$63,971

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2022, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.5 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2022, the effective duration of our investments available for sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2022.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2022	543,399	N/A	543,399
May 1 - May 31, 2022	—	N/A	—
June 1 - June 30, 2022	—	N/A	—
Total	543,399		543,399	$250,000

(1)In April 2022, the Company repurchased 543,399 common shares at a total cost of $22.3 million, completing the repurchase plan authorized in May 2021. In May 2022, the Board of Directors approved a new share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. The remaining $250.0 million in the table represents the amount available to repurchase shares under the May 2022 share repurchase plan as of June 30, 2022.

Item 5.   Other Information

Appointment of Director

On August 3, 2023, the Board of Directors (the “Board”) of Essent Group Ltd. (the "Company") appointed Anu (Henna) A. Karna, to fill a vacancy on the Board, effectively immediately, to serve as a Class II director until the 2024 annual meeting of shareholders. With Dr. Karna’s appointment, the Board consists of nine directors. Dr. Karna was also appointed to the Technology, Innovation and Operations Committee of the Board.

Dr. Karna, 45, has more than 25 years of experience leading innovation across digital/data in the high-tech, consumer packaged goods, risk management and insurance industries. Dr. Karna has served as the general manager of global insurance, reinsurance and risk management solutions at Alphabet Inc. (Google) since 2020, where she leads Google Cloud's global insurance strategy, products and solutions operations. From 2017 to 2020, Dr. Karna served as executive vice president and chief data officer of AXA XL, the property and casualty, specialty risk, risk management and reinsurance subsidiary of AXA SA, a global insurance company. Prior to that, Dr. Karna served from 2015 to 2016 as a managing director and the global actuarial chief information officer of American International Group, Inc. (AIG), a multinational finance and insurance corporation, and held various roles with Verisk Analytics, Inc., a data and analytics and risk management firm, from 2009 to 2015, including most recently serving as the president of its Verisk Digital Services business unit. Dr. Karna holds an MBA from the Massachusetts Institute of Technology, masters and doctorate degrees in mathematics from the University of Massachusetts, and a BS in mathematical sciences from Worcester Polytechnic Institute.

Amendment to Code of Conduct and Business Ethics

On August 3, 2022, the Board adopted and approved certain amendments to the Company’s Code of Conduct and Business Ethics (the "Code"). The Code was amended and updated with respect to confidentiality duties and obligations and otherwise to make administrative and non-substantive amendments to the Code. The foregoing description of the amendments to the Code is qualified in its entirety by reference to the full text of the amended Code, a copy of which can be found through the Governance page of our website at www.essentgroup.com. The information on the Company's website does not constitute part of this Quarterly Report on Form 10-Q for any purpose and is not incorporated by reference herein. The aforementioned amendments to the Code did not relate or result in any waiver, explicit or implicit, of any provision of the Code.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
10.1*	Letter Agreement between Essent US Holdings, Inc. and Lawrence E. McAlee dated June 28, 2022
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 8, 2022	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2022	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer)