Form 10-Q
period 2022-09-30
Essent Group Ltd.
filed 2022-11-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of November 3, 2022 was 107,707,483.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2022 — $4,744,377; 2021 — $4,584,521)	$4,253,705	$4,649,800
Short-term investments available for sale, at fair value (amortized cost: 2022 — $331,605; 2021 — $313,086)	331,139	313,087
Total investments available for sale	4,584,844	4,962,887
Other invested assets	263,126	170,472
Total investments	4,847,970	5,133,359
Cash	79,467	81,491
Accrued investment income	29,598	26,546
Accounts receivable	59,069	46,157
Deferred policy acquisition costs	10,408	12,178
Property and equipment (at cost, less accumulated depreciation of $66,562 in 2022 and $64,340 in 2021)	19,778	11,921
Prepaid federal income tax	405,910	360,810
Other assets	104,704	49,712
Total assets	$5,556,904	$5,722,174

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$212,494	$407,445
Unearned premium reserve	169,413	185,385
Net deferred tax liability	340,627	373,654
Credit facility borrowings (at carrying value, less unamortized deferred costs of $4,400 in 2022 and $5,177 in 2021)	420,600	419,823
Other accrued liabilities	119,562	99,753
Total liabilities	1,262,696	1,486,060
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 107,697 shares in 2022 and 109,377 shares in 2021	1,615	1,641
Additional paid-in capital	1,345,598	1,428,952
Accumulated other comprehensive (loss) income	(423,577)	50,707
Retained earnings	3,370,572	2,754,814
Total stockholders’ equity	4,294,208	4,236,114
Total liabilities and stockholders’ equity	$5,556,904	$5,722,174

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Net premiums written	$209,230	$202,348	$619,303	$608,996
Decrease (increase) in unearned premiums	(1,296)	16,370	15,972	46,226
Net premiums earned	207,934	218,718	635,275	655,222
Net investment income	32,594	21,573	86,613	65,104
Realized investment (losses) gains, net	175	221	(7,648)	609
Income from other invested assets	9,617	40,741	36,275	41,389
Other income	11,447	2,283	20,272	9,270
Total revenues	261,767	283,536	770,787	771,594

Losses and expenses:
(Benefit) provision for losses and LAE	4,252	(7,483)	(178,805)	34,490
Other underwriting and operating expenses	42,144	42,272	124,838	125,625
Interest expense	4,450	2,063	9,563	6,187
Total losses and expenses	50,846	36,852	(44,404)	166,302

Income before income taxes	210,921	246,684	815,191	605,292
Income tax expense	32,870	41,331	131,204	104,496
Net income	$178,051	$205,353	$683,987	$500,796

Earnings per share:
Basic	$1.67	$1.85	$6.37	$4.48
Diluted	1.66	1.84	6.35	4.47

Weighted average shares outstanding:
Basic	106,870	111,001	107,314	111,708
Diluted	107,337	111,387	107,732	112,070

Net income	$178,051	$205,353	$683,987	$500,796

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($22,000) and ($8,599) in the three months ended September 30, 2022 and 2021 and ($82,132) and ($10,944) in the nine months ended September 30, 2022 and 2021	(137,010)	(36,917)	(474,284)	(59,760)
Total other comprehensive income (loss)	(137,010)	(36,917)	(474,284)	(59,760)
Comprehensive income	$41,041	$168,436	$209,703	$441,036

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Common Shares
Balance, beginning of period	$1,615	$1,687	$1,641	$1,686
Issuance of management incentive shares	—	—	9	9
Cancellation of treasury stock	—	(23)	(35)	(31)
Balance, end of period	1,615	1,664	1,615	1,664

Additional Paid-In Capital
Balance, beginning of period	1,340,650	1,558,142	1,428,952	1,571,163
Dividends and dividend equivalents declared	264	190	683	559
Issuance of management incentive shares	—	—	(9)	(9)
Stock-based compensation expense	4,702	5,511	13,707	16,075
Cancellation of treasury stock	(18)	(70,838)	(97,735)	(94,783)
Balance, end of period	1,345,598	1,493,005	1,345,598	1,493,005

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(286,567)	115,431	50,707	138,274
Other comprehensive loss	(137,010)	(36,917)	(474,284)	(59,760)
Balance, end of period	(423,577)	78,514	(423,577)	78,514

Retained Earnings
Balance, beginning of period	3,216,297	2,409,568	2,754,814	2,151,510
Net income	178,051	205,353	683,987	500,796
Dividends and dividend equivalents declared	(23,776)	(20,120)	(68,229)	(57,505)
Balance, end of period	3,370,572	2,594,801	3,370,572	2,594,801

Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(18)	(70,861)	(97,770)	(94,814)
Cancellation of treasury stock	18	70,861	97,770	94,814
Balance, end of period	—	—	—	—

Total Stockholders' Equity	$4,294,208	$4,167,984	$4,294,208	$4,167,984

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating Activities
Net income	$683,987	$500,796
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	7,648	(609)
Income from other invested assets	(36,275)	(41,389)
Distribution of income from other invested assets	11,149	1,568
Depreciation and amortization	2,230	2,578
Stock-based compensation expense	13,707	16,075
Amortization of premium on investment securities	14,654	25,300
Deferred income tax provision	49,106	62,670
Change in:
Accrued investment income	(3,052)	(4,694)
Accounts receivable	(11,811)	1,780
Deferred policy acquisition costs	1,770	3,698
Prepaid federal income tax	(45,100)	(45,650)
Other assets	(50,722)	(3,319)
Reserve for losses and LAE	(194,951)	38,015
Unearned premium reserve	(15,972)	(46,226)
Other accrued liabilities	(9,912)	7,574
Net cash provided by operating activities	416,456	518,167

Investing Activities
Net change in short-term investments	(18,052)	417,078
Purchase of investments available for sale	(1,022,095)	(1,503,051)
Proceeds from maturities and paydowns of investments available for sale	183,232	214,424
Proceeds from sales of investments available for sale	673,945	509,998
Purchase of other invested assets	(69,019)	(56,166)
Return of investment from other invested assets	1,490	16,000
Purchase of property and equipment	(2,511)	(1,695)
Net cash used in investing activities	(253,010)	(403,412)

Financing Activities
Credit facility borrowings	—	25,000
Credit facility repayments	—	(25,000)
Treasury stock acquired	(97,770)	(94,814)
Payment of issuance costs for credit facility	(154)	—
Dividends paid	(67,546)	(56,946)
Net cash used in financing activities	(165,470)	(151,760)

Net (decrease) increase in cash	(2,024)	(37,005)
Cash at beginning of year	81,491	102,830
Cash at end of period	$79,467	$65,825

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(73,226)	$(35,000)
Interest payments	(8,044)	(5,321)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$10,096	$—

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2021, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2022 prior to the issuance of these condensed consolidated financial statements.

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

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$566,466	$2	$(30,832)	$535,636
U.S. agency securities	—	—	—	—
U.S. agency mortgage-backed securities	879,028	—	(126,792)	752,236
Municipal debt securities (1)	627,772	95	(68,083)	559,784
Non-U.S. government securities	70,126	—	(9,292)	60,834
Corporate debt securities (2)	1,501,150	7	(155,888)	1,345,269
Residential and commercial mortgage securities	586,771	123	(63,286)	523,608
Asset-backed securities	645,522	15	(37,207)	608,330
Money market funds	199,147	—	—	199,147
Total investments available for sale	$5,075,982	$242	$(491,380)	$4,584,844

December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$447,926	$3,833	$(2,966)	$448,793
U.S. agency securities	5,501	3	—	5,504
U.S. agency mortgage-backed securities	1,005,611	13,365	(10,113)	1,008,863
Municipal debt securities (1)	598,764	30,122	(1,287)	627,599
Non-U.S. government securities	77,366	3,232	(855)	79,743
Corporate debt securities (2)	1,428,645	36,067	(9,465)	1,455,247
Residential and commercial mortgage securities	541,638	10,452	(6,667)	545,423
Asset-backed securities	582,144	1,673	(2,114)	581,703
Money market funds	210,012	—	—	210,012
Total investments available for sale	$4,897,607	$98,747	$(33,467)	$4,962,887

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of:	2022	2021
Special revenue bonds	78.5%	77.1%
General obligation bonds	21.5	20.5
Certificate of participation bonds	—	1.9
Tax allocation bonds	—	0.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of:	2022	2021
Financial	39.4%	33.7%
Consumer, non-cyclical	17.5	19.8
Communications	8.8	11.4
Industrial	6.8	7.0
Consumer, cyclical	7.2	7.0
Energy	6.6	6.0
Technology	5.6	6.8
Utilities	6.1	4.6
Basic materials	2.0	3.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$169,120	$167,667
Due after 1 but within 5 years	353,483	330,053
Due after 5 but within 10 years	38,835	34,103
Due after 10 years	5,028	3,813
Subtotal	566,466	535,636
U.S. agency securities:
Due in 1 year	—	—
Due after 1 but within 5 years	—	—
Subtotal	—	—
Municipal debt securities:
Due in 1 year	6,992	6,943
Due after 1 but within 5 years	141,922	137,108
Due after 5 but within 10 years	164,538	151,508
Due after 10 years	314,320	264,225
Subtotal	627,772	559,784
Non-U.S. government securities:
Due in 1 year	10,452	10,396
Due after 1 but within 5 years	27,362	25,697
Due after 5 but within 10 years	8,893	7,979
Due after 10 years	23,419	16,762
Subtotal	70,126	60,834
Corporate debt securities:
Due in 1 year	235,975	233,177
Due after 1 but within 5 years	696,023	657,186
Due after 5 but within 10 years	419,294	345,569
Due after 10 years	149,858	109,337
Subtotal	1,501,150	1,345,269
U.S. agency mortgage-backed securities	879,028	752,236
Residential and commercial mortgage securities	586,771	523,608
Asset-backed securities	645,522	608,330
Money market funds	199,147	199,147
Total investments available for sale	$5,075,982	$4,584,844

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Realized gross gains	$1,650	$654	$14,397	$1,422
Realized gross losses	(1,370)	(433)	(14,634)	(813)
Impairment loss	(105)	—	(7,411)	—

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$361,655	$(15,490)	$161,968	$(15,342)	$523,623	$(30,832)
U.S. agency mortgage-backed securities	508,415	(74,350)	243,821	(52,442)	752,236	(126,792)
Municipal debt securities	527,796	(64,097)	14,588	(3,986)	542,384	(68,083)
Non-U.S. government securities	51,784	(5,922)	9,050	(3,370)	60,834	(9,292)
Corporate debt securities	1,166,786	(127,688)	143,745	(28,200)	1,310,531	(155,888)
Residential and commercial mortgage securities	376,356	(38,046)	143,118	(25,240)	519,474	(63,286)
Asset-backed securities	481,105	(27,029)	122,339	(10,178)	603,444	(37,207)
Total	$3,473,897	$(352,622)	$838,629	$(138,758)	$4,312,526	$(491,380)

	Less than 12 months		12 months or more		Total
December 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$207,122	$(2,170)	$28,012	$(796)	$235,134	$(2,966)
U.S. agency mortgage-backed securities	582,108	(9,414)	26,131	(699)	608,239	(10,113)
Municipal debt securities	91,719	(1,281)	312	(6)	92,031	(1,287)
Non-U.S. government securities	22,986	(855)	—	—	22,986	(855)
Corporate debt securities	522,120	(7,200)	46,875	(2,265)	568,995	(9,465)
Residential and commercial mortgage securities	268,617	(5,200)	38,256	(1,467)	306,873	(6,667)
Asset-backed securities	339,137	(1,954)	13,101	(160)	352,238	(2,114)
Total	$2,033,809	$(28,074)	$152,687	$(5,393)	$2,186,496	$(33,467)

At September 30, 2022 and December 31, 2021, we held 2,720 and 1,180 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at September 30, 2022 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at September 30, 2022 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit. During the three and nine months ended September 30, 2022, we recorded impairments of $0.1 million and $7.4 million, respectively, due to our intent to sell securities in an unrealized loss position. There were no impairments recorded during the three or nine months ended September 30, 2021.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's other invested assets at September 30, 2022 and December 31, 2021 totaled $263.1 million and $170.5 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the three and nine months ended September 30, 2022, includes $9.9 million and $22.5 million of net unrealized gains, respectively.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $172.6 million as of September 30, 2022. The majority of these investments were in limited partnerships invested in real estate or technology. At September 30, 2022, maximum future funding commitments were $29.3 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next two to nine years. For certain of these investments, the Company does not have the contractual option to redeem, but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.1 million at September 30, 2022 and $9.7 million at December 31, 2021. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at September 30, 2022 and $982.6 million at December 31, 2021. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.6 million at September 30, 2022 and $8.5 million at December 31, 2021. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at September 30, 2022 and $9.0 million at December 31, 2021.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Fixed maturities	$33,948	$23,001	$91,245	$69,037
Short-term investments	872	30	1,132	158
Gross investment income	34,820	23,031	92,377	69,195
Investment expenses	(2,226)	(1,458)	(5,764)	(4,091)
Net investment income	$32,594	$21,573	$86,613	$65,104

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net premiums written:
Direct	$239,773	$229,228	$692,687	$693,434
Ceded (1)	(30,543)	(26,880)	(73,384)	(84,438)
Net premiums written	$209,230	$202,348	$619,303	$608,996

Net premiums earned:
Direct	$238,477	$245,598	$708,659	$739,660
Ceded (1)	(30,543)	(26,880)	(73,384)	(84,438)
Net premiums earned	$207,934	$218,718	$635,275	$655,222

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

Total RIF ceded under QSR 2019 and QSR 2022 was $6.5 billion as of September 30, 2022.

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

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of September 30, 2022:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2015 & 2016	Radnor Re 2019-2 Ltd.	June 20, 2019	June 25, 2024
2017	Radnor Re 2018-1 Ltd.	March 22, 2018	March 25, 2023	(1)
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(2)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027
2020 & 2021	Radnor Re 2021-1 Ltd.	June 23, 2021	June 26, 2028
2021	Radnor Re 2021-2 Ltd.	November 10, 2021	November 25, 2027
2021 & 2022	Panel of Reinsurers	June 1, 2022	January 1, 2030
2021 & 2022	Radnor Re 2022-1 Ltd.	September 21, 2022	September 25, 2028

(1)If the reinsurance agreement is not terminated at the optional termination date, the risk margin component of the reinsurance premium increases by 50%.
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of September 30, 2022:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$6,415,924	$1,740,167	$61,478	$—		$61,478	$206,925
2017	6,129,801	1,610,026	242,123	127,770	(6)	369,893	216,632
2018	6,961,516	1,791,216	325,537	76,144	(7)	401,681	248,875
2019 (3)	8,578,642	2,203,474	448,805	49,870	(8)	498,675	214,874
2020 & 2021 (4)	43,021,732	10,731,139	486,933	—		486,933	278,919
2021 (5)	42,367,258	11,236,549	423,462	—		423,462	279,415
2021 & 2022 (9)	63,515,812	17,043,854	—	119,307		119,307	426,096
2021 & 2022 (10)	34,325,434	9,205,630	237,868	—		237,868	303,761
Total	$211,316,119	$55,562,055	$2,226,206	$373,091		$2,599,297	$1,940,960	(11)

(3)Reinsurance coverage on new insurance written from January 1, 2019 through August 31, 2019.
(4)Reinsurance coverage on new insurance written from August 1, 2020 through March 31, 2021.
(5)Reinsurance coverage on new insurance written from April 1, 2021 through September 30, 2021.
(6)Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.
(7)Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.
(8)Coverage provided pari-passu to the coverage provided by Radnor Re 2020-1 Ltd.
(9)Reinsurance coverage on new insurance written from October 1, 2021 through December 31, 2022.
(10)Reinsurance coverage on new insurance written from October 1, 2021 through July 31, 2022.
(11)The total remaining first layer retention differs from the sum of the individual reinsurance transactions as a result of overlapping coverage between certain transactions.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivative, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trust, each as of September 30, 2022:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$242,123	$369	$25	$394
Radnor Re 2019-1 Ltd.	325,537	(1,884)	59	(1,825)
Radnor Re 2019-2 Ltd.	61,478	(1,474)	1	(1,473)
Radnor Re 2020-1 Ltd.	448,805	(1,098)	78	(1,020)
Radnor Re 2021-1 Ltd.	486,933	(1,882)	136	(1,746)
Radnor Re 2021-2 Ltd.	423,462	1,033	220	1,253
Radnor Re 2022-1 Ltd.	237,868	504	49	$553
Total	$2,226,206	$(4,432)	$568	$(3,864)

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

(In thousands)	2022	2021
Reserve for losses and LAE at beginning of period	$407,445	$374,941
Less: Reinsurance recoverables	25,940	19,061
Net reserve for losses and LAE at beginning of period	381,505	355,880
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	63,236	83,973
Prior years	(242,041)	(49,483)
Net incurred losses and LAE during the current period	(178,805)	34,490
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	111	231
Prior years	3,339	4,153
Net loss and LAE payments during the current period	3,450	4,384
Net reserve for losses and LAE at end of period	199,250	385,986
Plus: Reinsurance recoverables	13,244	26,970
Reserve for losses and LAE at end of period	$212,494	$412,956

For the nine months ended September 30, 2022, $3.3 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $242.0 million favorable prior year development, including $164.1 million related to defaults notices received in April 2020 through September 2020 ("Early COVID Defaults"), during the nine months ended September 30, 2022. Net reserves remaining as of September 30, 2022 for prior years are $136.1 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2021, $4.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $49.5 million favorable prior year development during the nine months ended September 30, 2021. Net reserves remaining as of September 30, 2021 for prior years were $302.2 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

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

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the nine months ended September 30, 2022. As of September 30, 2022, approximately 98% of the Early COVID Defaults had cured. Due to the level of Early COVID Defaults remaining in the default inventory, as of September 30, 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. The transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory and home prices.

In September 2022, Hurricane Ian made landfall in Florida and caused property damage in certain counties. We expect to experience increased defaults in these areas beginning in the fourth quarter of 2022. We are currently unable to estimate how many claims we ultimately may have to pay associated with any defaults in the hurricane impacted areas. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. These events have not materially affected our reserves as of September 30, 2022. The

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a secured credit facility (the “Credit Facility”) with committed capacity of $825 million. The Credit Facility provides for a $400 million revolving credit facility and $425 million of term loans. The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers' option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at September 30, 2022 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of September 30, 2022, the Company was in compliance with the covenants and $425 million had been borrowed under the Credit Facility with a weighted average interest rate of 4.39%. As of December 31, 2021, $425 million had been borrowed with a weighted average interest rate of 1.79%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million related to remedies for each of the nine months ended September 30, 2022 and 2021. As of September 30, 2022, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2022 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2022, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2021
March 31	$0.16
June 30	0.17
September 30	0.18
December 31	0.19

Total dividends per common share declared and paid	$0.70

Quarter Ended	2022
March 31	$0.20
June 30	0.21
September 30	0.22

Total dividends per common share declared and paid	$0.63

In November 2022, the Board of Directors declared a quarterly cash dividend of $0.23 per common share payable on December 12, 2022, to shareholders of record on December 1, 2022.

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. In April 2022, the Company repurchased 543,399 common shares, for a total year to date repurchase of 2,136,961 common shares at a cost of $92.2 million, completing the May 2021 repurchase plan. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2022. In May 2022, the Board of Directors approved a new share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. There were no share repurchases under the 2022 plan, leaving $250.0 million remaining unused under the authorized repurchase plan as of September 30, 2022.

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
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the nine months ended September 30, 2022:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75
Granted	308	14.83	87	46.15	161	42.65	18	41.10
Vested	(139)	45.32	(69)	44.86	(178)	47.87	(13)	41.28
Forfeited	—	N/A	—	N/A	(79)	48.71	(2)	42.70
Outstanding at September 30, 2022	669	$21.04	158	$45.97	365	$45.43	31	$41.53

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

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 awards vested on March 1, 2022 and the amended 2020 awards will vest on March 1, 2023, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards is $4.0 million. As of September 30, 2022, there was $0.5 million of unrecognized compensation expense related to amending these awards and we expect to recognize the expense over a weighted average period of 0.4 years.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $17.3 million and $18.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $21.2 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2022 and we expect to recognize the expense over a weighted average period of 2.1 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 129,965 in the nine months ended September 30, 2022. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2022.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Compensation expense	$4,702	$5,511	$13,707	$16,075
Income tax benefit	930	1,111	2,715	3,156

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay ordinary dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At September 30, 2022, Essent Guaranty had unassigned surplus of approximately $318.1 million and Essent PA had unassigned surplus of approximately $18.5 million. In the three and nine months ended September 30, 2022, Essent Guaranty paid dividends of $60.0 million and $260.0 million, respectively, to its parent, Essent US Holdings, Inc. Essent Guaranty paid dividends of $47.2 million and $147.2 million to its parent, Essent US Holdings, Inc. in the three and nine months ended September 30, 2021. Essent PA did not pay a dividend in the three and nine months ended September 30, 2022 or 2021. As of September 30, 2022, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2022 of $237.7 million and $5.6 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2022, Essent Re had total equity of $1.4 billion.

At September 30, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$178,051	$205,353	$683,987	$500,796

Basic weighted average shares outstanding	106,870	111,001	107,314	111,708
Dilutive effect of nonvested shares	467	386	418	362
Diluted weighted average shares outstanding	107,337	111,387	107,732	112,070

Basic earnings per share	$1.67	$1.85	$6.37	$4.48
Diluted earnings per share	$1.66	$1.84	$6.35	$4.47

There were 10,417 and 181,476 antidilutive shares for the three months ended September 30, 2022 and 2021, respectively, and 90,413 and 230,595 antidilutive shares for the nine months ended September 30, 2022 and 2021, respectively.

The nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. Based on the compounded annual book value per share growth and relative total shareholder return as of September 30, 2022, the 2022 performance-based share awards would be issuable at 146% of target under the terms of the arrangements if September 30, 2022 was the end of the contingency period, which is 73% of the shares issued and the 2021 performance-based share awards would be issuable at 100% of target under the terms of the arrangements if September 30, 2022 was the end of the contingency period, which is 50% of the shares issued.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(332,126)	$45,559	$(286,567)	$143,136	$(27,705)	$115,431
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(158,835)	21,899	(136,936)	(45,295)	8,548	(36,747)
Less: Reclassification adjustment for losses included in net income (1)	(175)	101	(74)	(221)	51	(170)
Net unrealized losses on investments	(159,010)	22,000	(137,010)	(45,516)	8,599	(36,917)
Other comprehensive loss	(159,010)	22,000	(137,010)	(45,516)	8,599	(36,917)
Balance at end of period	$(491,136)	$67,559	$(423,577)	$97,620	$(19,106)	$78,514

	Nine Months Ended September 30,
	2022			2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$65,280	$(14,573)	$50,707	$168,324	$(30,050)	$138,274
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding losses arising during the period	(564,064)	81,051	(483,013)	(70,095)	10,923	(59,172)
Less: Reclassification adjustment for losses (gains) included in net income (1)	7,648	1,081	8,729	(609)	21	(588)
Net unrealized (losses) gains on investments	(556,416)	82,132	(474,284)	(70,704)	10,944	(59,760)
Other comprehensive (loss) income	(556,416)	82,132	(474,284)	(70,704)	10,944	(59,760)
Balance at end of period	$(491,136)	$67,559	$(423,577)	$97,620	$(19,106)	$78,514

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

September 30, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$535,636	$—	$—	$535,636
U.S. agency securities	—	—	—	—
U.S. agency mortgage-backed securities	—	752,236	—	752,236
Municipal debt securities	—	559,784	—	559,784
Non-U.S. government securities	—	60,834	—	60,834
Corporate debt securities	—	1,345,269	—	1,345,269
Residential and commercial mortgage securities	—	523,608	—	523,608
Asset-backed securities	—	608,330	—	608,330
Money market funds	199,147	—	—	199,147
Total assets at fair value (1) (2)	$734,783	$3,850,061	$—	$4,584,844

December 31, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$448,793	$—	$—	$448,793
U.S. agency securities	—	5,504	—	5,504
U.S. agency mortgage-backed securities	—	1,008,863	—	1,008,863
Municipal debt securities	—	627,599	—	627,599
Non-U.S. government securities	—	79,743	—	79,743
Corporate debt securities	—	1,455,247	—	1,455,247
Residential and commercial mortgage securities	—	545,423	—	545,423
Asset-backed securities	—	581,703	—	581,703
Money market funds	210,012	—	—	210,012
Total assets at fair value (1) (2)	$658,805	$4,304,082	$—	$4,962,887

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

(In thousands)	2022	2021
Essent Guaranty
Statutory net income	$479,389	$364,654
Statutory surplus	1,023,440	1,082,334
Contingency reserve liability	1,990,536	1,721,424

Essent PA
Statutory net income	$1,179	$2,623
Statutory surplus	57,489	55,779
Contingency reserve liability	57,189	57,205

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

At September 30, 2022 and 2021, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During the nine months ended September 30, 2022, Essent Guaranty increased its contingency reserve by $209.6 million and Essent PA increased its contingency reserve by $0.7 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the nine months ended September 30, 2022 and 2021, Essent Guaranty released contingency reserves of $11.8 million and $2.0 million,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, and Essent PA released contingency reserves of $0.9 million and $0.1 million, respectively, to unassigned funds upon completion of the 120 month holding period.

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

Essent Re's statutory capital and surplus was $1.4 billion as of September 30, 2022 and $1.3 billion as of December 31, 2021. Essent Re's statutory net income was $178.5 million and $166.2 million for the nine months ended September 30, 2022 and 2021, respectively. Statutory capital and surplus as of September 30, 2022 and December 31, 2021 and statutory net income in the nine months ended September 30, 2022 and 2021 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2021 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

We are an established private mortgage insurance company. Essent Guaranty, Inc., our wholly-owned insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best. On September 21, 2022, A.M. Best affirmed Essent Guaranty’s financial strength rating of A (Excellent) with a stable outlook and on November 4, 2022 S&P affirmed Essent Guaranty’s financial strength rating of BBB+ with a stable outlook.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate additional underwriting and service centers in Winston-Salem, North Carolina and Irvine, California. We have a highly experienced, talented team with 350 employees as of September 30, 2022. We generated new insurance written, or NIW, of approximately $17.1 billion and $50.0 billion for the three and nine months ended September 30, 2022, respectively, compared to approximately $23.6 billion and $67.8 billion for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had approximately $222.5 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of September 30, 2022, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.0 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. On September 21, 2022, A.M. Best’s affirmed Essent Re’s financial strength rating of A (Excellent) with a stable outlook.

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
As of September 30, 2022, approximately 98% of the Early COVID Defaults had cured. While this level of cure activity exceeded our initial expectations for the Early COVID Defaults, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

Current Economic Developments

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of September 30, 2022. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreements with panels of third-party reinsurers ("the QSR Agreements") and an increase in our Minimum Required Assets.

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

On August 16, 2022, the “Inflation Reduction Act of 2022” (“IRA”), was enacted, which, among other things, provides for a corporate alternative minimum tax and an excise tax on corporate stock repurchases. Based on our current analysis of the provisions, we do not expect the IRA to have a material impact on our financial position or results of operations. As the IRS issues additional guidance related to the IRA, we will evaluate any potential impact to our consolidated financial statements.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2022 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2022 and 2021, monthly premium policies comprised 94% and 96% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 77.9% at September 30, 2022. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2022. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of September 30, 2022, 83% of our IIF relates to business written since January 1, 2020 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of September 30, 2022, 83% of our IIF relates to business written since January 1, 2020 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

The defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the nine months ended September 30, 2022. As of September 30, 2022, approximately 98% of the Early COVID Defaults had cured. Due to the level of Early COVID Defaults remaining in the default inventory, as of September 30, 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. While the level of cure activity for the Early COVID Defaults exceeded our initial expectations, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels as of September 30, 2022. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.

In September 2022, Hurricane Ian made landfall in Florida and caused property damage in certain counties. We expect to experience increased defaults in these areas beginning in the fourth quarter of 2022. We are currently unable to estimate how many claims we ultimately may have to pay associated with any defaults in the hurricane impacted areas. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. These events have not materially affected our reserves as of September 30, 2022.

As more fully described in Note 4 to our condensed consolidated financial statements, at September 30, 2022, we had approximately $2.6 billion of excess of loss reinsurance covering NIW from January 1, 2015 to December 31, 2022 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2022. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 59% and 60% of other underwriting and operating expenses for the three and nine months ended September 30, 2022, respectively, compared to 64% and 62% of other underwriting and operating expenses for the three and nine months ended September 30, 2021, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2022 and 2021 for our U.S. mortgage insurance portfolio. In addition, this table includes RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
IIF, beginning of period	$215,896,531	$203,559,859	$207,190,544	$198,882,352
NIW - Flow	17,112,017	23,579,884	50,049,634	67,838,752
NIW - Bulk	—	—	196	—
Cancellations	(10,465,979)	(18,923,194)	(34,697,805)	(58,504,555)
IIF, end of period	$222,542,569	$208,216,549	$222,542,569	$208,216,549
Average IIF during the period	$219,280,350	$199,739,297	$212,449,160	$198,980,667
RIF, end of period	$48,690,571	$45,074,159	$48,690,571	$45,074,159

The following is a summary of our IIF at September 30, 2022 by vintage:

($ in thousands)	$	%
2022 (through September 30)	$48,465,399	21.8%
2021	73,219,138	32.9
2020	63,098,179	28.3
2019	15,479,873	7.0
2018	7,061,896	3.2
2017 and prior	15,218,084	6.8
	$222,542,569	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Base average premium rate	0.40%	0.42%	0.41%	0.44%
Single premium cancellations	0.01	0.03	0.01	0.03
Gross average premium rate	0.41	0.45	0.42	0.47
Ceded premiums	(0.06)	(0.05)	(0.05)	(0.06)
Net average premium rate	0.35%	0.40%	0.37%	0.41%

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

As of September 30, 2022, our combined net risk in force for our U.S. insurance companies was $31.7 billion and our combined statutory capital was $3.1 billion, resulting in a risk-to-capital ratio of 10.1 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Net premiums written	$209,230	$202,348	$619,303	$608,996
Decrease (increase) in unearned premiums	(1,296)	16,370	15,972	46,226
Net premiums earned	207,934	218,718	635,275	655,222
Net investment income	32,594	21,573	86,613	65,104
Realized investment (losses) gains, net	175	221	(7,648)	609
Income from other invested assets	9,617	40,741	36,275	41,389
Other income	11,447	2,283	20,272	9,270
Total revenues	261,767	283,536	770,787	771,594

Losses and expenses:
(Benefit) provision for losses and LAE	4,252	(7,483)	(178,805)	34,490
Other underwriting and operating expenses	42,144	42,272	124,838	125,625
Interest expense	4,450	2,063	9,563	6,187
Total losses and expenses	50,846	36,852	(44,404)	166,302
Income before income taxes	210,921	246,684	815,191	605,292
Income tax expense	32,870	41,331	131,204	104,496
Net income	$178,051	$205,353	$683,987	$500,796

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

For the three months ended September 30, 2022, we reported net income of $178.1 million, compared to net income of $205.4 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we reported net income of $684.0 million, compared to net income of $500.8 million for the nine months ended September 30, 2021. The decrease in our operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is primarily due to a decrease in net premiums earned and income from other invested assets, an increase in the provision for losses and LAE and interest expense, partially offset by an increase in net investment income and a decrease in income tax expense. The increase in our operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a decrease in the provision for losses and LAE, and increases in net investment income and other income partially offset by a decreases in net premium earned and realized investment gains and an increase in income tax expense.

Net Premiums Written and Earned

Net premiums earned decreased in the three and nine months ended September 30, 2022 by 5% and 3%, respectively, compared to the three and nine months ended September 30, 2021 primarily due a decrease in our average net premium rate, partially offset by an increase in our average IIF. The average net premium rate was 0.35% and 0.40% for the three months ended September 30, 2022 and 2021, respectively and 0.37% and 0.41% for the nine months ended September 30, 2022 and 2021, respectively. See "—Key Performance Indicators—Average Net Premium Rate" above. In the three and nine months ended September 30, 2022, premiums earned on the cancellation of non-refundable single premium policies decreased to $4.0 million and $18.3 million, respectively, from $14.0 million and $49.5 million in the three and nine months ended September 30, 2021, respectively, as a result of a decrease in existing borrowers refinancing their mortgages during 2022 as compared to 2021. In the three months ended September 30, 2022 ceded premiums increased to $30.5 million from $26.9 million for the same period of 2021 primarily due to new third-party reinsurance agreements entered in 2022 and an increase in loss reserves ceded under our QSR Agreements that increased ceded premium. In the nine months ended September 30, 2022 ceded premiums decreased to $73.4 million from $84.4 million, for the same period of 2021 primarily due to a reduction in loss reserves ceded under our QSR Agreements that reduced ceded premium.

Net premiums written increased by 3% and 2% in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to an increase in average IIF in the respective periods and a decrease in premiums ceded under third-party reinsurance agreements partially offset by changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended September 30, 2022 and 2021, unearned premiums increased by $1.3 million and decreased $16.4 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $16.1 million and $8.8 million, respectively, which was offset by $14.8 million and $25.2 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2022 and 2021, unearned premiums decreased by $16.0 million and $46.2 million, respectively. This was a result of net premiums written on single premium policies of $34.5 million and $39.6 million, respectively, which was offset by $50.5 million and $85.8 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income and Realized Investment Gains (Losses)

Our net investment income was derived from the following sources for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Fixed maturities	$91,245	$69,037
Short-term investments	1,132	158
Gross investment income	92,377	69,195
Investment expenses	(5,764)	(4,091)
Net investment income	$86,613	$65,104

The changes in net investment income for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was due to an increase in the pre-tax investment income yield as well as the increase in the weighted average balance of our investment portfolio. The average cash and investment portfolio balance increased to $5.1 billion and $5.0 billion for the three and nine months ended September 30, 2022, respectively, from $4.8 billion and $4.7 billion for the three and nine months ended September 30, 2021, respectively. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. The pre-tax investment income yield increased from 1.9% in the three and nine months ended September 30, 2021, to 2.7% and 2.5% in the three and nine months ended September 30, 2022, respectively, primarily due to a general increase in investment yields due to increasing interest rates partially offset by an increase in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Realized investment gains (losses) for the each of the three months ended September 30, 2022 and 2021 was a net gain of $0.2 million. Realized investment gains (losses) for the nine months ended September 30, 2022 was a net loss of $7.6 million as compared to a net gain of $0.6 million for the nine months ended September 30, 2021. Included in the results for the three and nine months ended September 30, 2022 are impairments of $0.1 million and $7.4 million, respectively, due to our intent to sell certain securities in an unrealized loss position.

Income from Other Invested Assets

Income from other invested assets for the three months ended September 30, 2022 was $9.6 million as compared to $40.7 million for the three months ended September 30, 2021. Income from other invested assets for the nine months ended September 30, 2022 was $36.3 million as compared to $41.4 million for the nine months ended September 30, 2021.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the three and nine months ended September 30, 2022, includes $9.9 million and $22.5 million of net unrealized gains, respectively.

Other Income

Other income for the three and nine months ended September 30, 2022 was $11.4 million and $20.3 million, respectively, as compared to $2.3 million and $9.3 million for the three and nine months ended September 30, 2021, respectively. The increases in other income for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 were primarily due to favorable increases in the fair value of the embedded derivatives as well as increases in underwriting consulting services to third-party reinsurers, partially offset by lower Triad service fees and contract underwriting revenues. In the three months ended September 30, 2022, we recorded a favorable increase in the fair value of these embedded derivatives of $5.2 million compared to an unfavorable decrease in the fair value of the embedded derivatives of $1.5 million in the three months ended September 30, 2021. In the nine months ended September 30, 2022 we recorded a net favorable increase in the fair value of the embedded derivatives of $4.0 million compared to a net unfavorable decrease of $1.1 million in the nine months ended September 30, 2021.

Provision for Losses and Loss Adjustment Expenses

The provision for losses and LAE in the three months ended September 30, 2022 was $4.3 million primarily due an increase in the average reserve per default and new default activity in the quarter, partially offset by cure activity in the quarter. The increase in reserve per default in the three months ended September 30, 2022 was due to level of defaults that have missed twelve or more payments, which has remained above pre-pandemic levels as a result of foreclosure and claim activity that has not returned to pre-pandemic levels, and the impact of the current economic environment on these defaults. The provision for losses and LAE in the three months ended September 30, 2021 was a benefit of $7.5 million primarily due to a decrease in new defaults reported and cure activity for defaults with reserves using our normal reserve methodology.

The decrease in the provision for losses and LAE in the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults as well as cure activity for defaults with reserves using our normal reserve methodology in the nine months ended September 30, 2022 as compared to the comparable period of 2021.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning default inventory	12,707	23,504	16,963	31,469
Plus: new defaults	6,448	5,132	18,131	17,488
Less: cures	(6,642)	(8,862)	(22,448)	(29,052)
Less: claims paid	(68)	(41)	(188)	(148)
Less: rescissions and denials, net	(10)	(12)	(23)	(36)
Ending default inventory	12,435	19,721	12,435	19,721

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of September 30,
	2022	2021
Case reserves (in thousands) (1)	$195,839	$380,036
Total reserves (in thousands) (1)	$212,392	$411,567
Ending default inventory	12,435	19,721
Average case reserve per default (in thousands)	$15.7	$19.3
Average total reserve per default (in thousands)	$17.1	$20.9
Default rate	1.55%	2.47%
Claims received included in ending default inventory	98	52

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million and $1.4 million as of September 30, 2022 and 2021, respectively.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the nine months ended September 30, 2022. As of September 30, 2022, approximately 98% of the Early COVID Defaults had cured. Due to the level of Early COVID Defaults remaining in the default inventory, as of September 30, 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Reserve for losses and LAE at beginning of period	$209,973	$421,872	$407,445	$374,941
Less: Reinsurance recoverables	13,657	27,286	25,940	19,061
Net reserve for losses and LAE at beginning of period	196,316	394,586	381,505	355,880
Add provision for losses and LAE occurring in:
Current period	20,141	11,373	63,236	83,973
Prior years	(15,889)	(18,856)	(242,041)	(49,483)
Incurred losses and LAE during the current period	4,252	(7,483)	(178,805)	34,490
Deduct payments for losses and LAE occurring in:
Current period	30	103	111	231
Prior years	1,288	1,014	3,339	4,153
Loss and LAE payments during the current period	1,318	1,117	3,450	4,384
Net reserve for losses and LAE at end of period	199,250	385,986	199,250	385,986
Plus: Reinsurance recoverables	13,244	26,970	13,244	26,970
Reserve for losses and LAE at end of period	$212,494	$412,956	$212,494	$412,956

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of September 30, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,971	40%	$22,279	12%	$313,531	7%
Four to eleven payments	4,443	36	55,431	28	292,644	19
Twelve or more payments	2,923	23	114,250	58	174,589	65
Pending claims	98	1	3,879	2	4,611	84
Total case reserves (1)	12,435	100%	195,839	100%	$785,375	25
IBNR			14,688
LAE			1,865
Total reserves for losses and LAE (1)			$212,392

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of September 30, 2022.

	As of September 30, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	3,823	20%	$20,438	5%	$223,065	9%
Four to eleven payments	6,738	34	103,062	27	426,282	24
Twelve or more payments	9,108	46	254,499	67	595,444	43
Pending claims	52	—	2,037	1	2,516	81
Total case reserves (2)	19,721	100%	380,036	100%	$1,247,307	30
IBNR			28,503
LAE			3,028
Total reserves for losses and LAE (2)			$411,567

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.4 million as of September 30, 2021.

During the three months ended September 30, 2022, the provision for losses and LAE was $4.3 million, comprised of $20.1 million of current year losses, partially offset by a benefit of $15.9 million of favorable prior years’ loss development. During the three months ended September 30, 2021, the provision for losses and LAE was a benefit of $7.5 million, comprised of $18.9 million of favorable prior years’ loss development, partially offset by a provision of $11.4 million for current year losses. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2022, the provision for losses and LAE was a benefit of $178.8 million, comprised of $242.0 million of favorable prior years’ loss development, including $164.1 million related to Early COVID Defaults, partially offset by a provision of $63.2 million for current year losses. During the nine months ended September 30, 2021, the provision for losses and LAE was $34.5 million, comprised of $84.0 million of current year losses partially offset by $49.5 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Number of claims paid	68	41	188	148
Amount of claims paid	$1,261	$1,069	$3,224	$4,212
Claim severity	47%	60%	44%	63%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$24,977	59%	$27,236	64%	$75,097	60%	$77,626	62%
Premium taxes	4,680	11	4,593	11	13,193	11	13,645	11
Other	12,487	30	10,443	25	36,548	29	34,354	27
Total other underwriting and operating expenses	$42,144	100%	$42,272	100%	$124,838	100%	$125,625	100%

Number of employees at end of period						350		343

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits decreased in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to decreased salaries and overtime as a result of decreased headcount and decreased stock compensation expense. Compensation and benefits decreased in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to decreased salaries and overtime as a result of decreased headcount and decreased stock compensation expense, partially offset by an increase in incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes were largely unchanged in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a decrease in our effective premium tax rate, partially offset by an increase in net premiums written. Premium taxes decreased in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in our effective premium tax rate.

•Other expenses increased during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily as a result of increased travel and underwriting expenses as well as a decrease in ceding commission earned under our QSR Agreements, partially offset by decreases in professional fees and amortization of net deferred acquisition costs. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and nine months ended September 30, 2022, we incurred interest expense of $4.5 million and $9.6 million, respectively, as compared to $2.1 million and $6.2 million for the three and nine months ended September 30, 2021, respectively. The increase during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021 was primarily due to an increase in the weighted average interest rate for borrowings outstanding, as well as an increase in the average amounts outstanding under the Credit Facility. The increase during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 was due to an increase in the average amounts outstanding under the Credit Facility, as well as a higher weighted average interest rate for the period. For each of the three and nine months ended September 30, 2022, the average amount outstanding under the Credit Facility was $425.0 million, as compared to $325.0 million and $325.9 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, the borrowings under the Credit Facility had a weighted average interest rate of 3.94% and 2.75%, respectively, as compared to 2.17% and 2.30% for the three and nine months ended September 30, 2021, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $32.9 million and $41.3 million for the three months ended September 30, 2022 and 2021, respectively, and $131.2 million and $104.5 million for the nine months ended September 30, 2022 and 2021, respectively. The provision for income taxes for the nine months ended September 30, 2022 was calculated using an estimated annual effective tax rate of 15.8% as compared to an estimated annual effective tax rate of 15.9% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, income tax expense includes $9.6 million of discrete tax expense associated with realized and unrealized gains and losses. For the nine months ended September 30, 2021, income tax expense includes $8.3 million of discrete tax expense associated with realized and unrealized gains and losses and $5.7 million of discrete tax expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability. The tax effects associated with realized and unrealized gains and losses and the increase to our deferred state income tax liability are treated as a discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of September 30, 2022, we had substantial liquidity with cash of $79.5 million, short-term investments of $331.1 million and fixed maturity investments of $4.3 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $647.9 million at September 30, 2022. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at September 30, 2022.

Management believes that the Company has sufficient liquidity available both at its holding companies and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, to respond to changes in the business or economic environment, to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives. We regularly review potential investments and acquisitions, some of which may be material, that, if consummated, would expand our existing business or result in new lines of business, and at any given time we may be in discussions concerning possible transactions. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.

    At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•significant decline in the value of our investments;

•inability to sell investment assets to provide cash to fund operating needs;

•decline in expected revenues generated from operations;

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay ordinary dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2022, Essent Guaranty had unassigned surplus of approximately $318.1 million and Essent PA had unassigned surplus of approximately $18.5 million. As of September 30, 2022, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2022 of $237.7 million and $5.6 million, respectively. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2022, Essent Re had total equity of $1.4 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At September 30, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$416,456	$518,167
Net cash used in investing activities	(253,010)	(403,412)
Net cash used in financing activities	(165,470)	(151,760)
Net (decrease) increase in cash	$(2,024)	$(37,005)

Operating Activities

Cash flow provided by operating activities totaled $416.5 million for the nine months ended September 30, 2022, as compared to $518.2 million for the nine months ended September 30, 2021. The decrease in cash flow provided by operating activities was primarily due to increases in other assets and accounts receivable, as well as income tax payments.

Investing Activities

Cash flow used in investing activities totaled $253.0 million for the nine months ended September 30, 2022 and $403.4 million for the nine months ended September 30, 2021. In both periods, cash flow used in investing activities related to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $165.5 million for the nine months ended September 30, 2022, primarily related to the repurchases of common stock as part of our share repurchase plan and treasury stock acquired from employees to satisfy tax withholding obligations and quarterly cash dividends paid in March, June and September. Cash flow used in financing activities totaled $151.8 million for the nine months ended September 30, 2021, primarily related to the quarterly cash dividends paid in March, June and September and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the nine months ended September 30, 2022, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $260 million. During the nine months ended September 30, 2021, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $147.2 million.

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

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of September 30, 2022 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	1,080,956
Contingency reserves	2,047,725
Combined statutory capital	$3,128,681
Combined net risk in force	$31,736,095
Combined risk-to-capital ratio	10.1:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the nine months ended September 30, 2022 and 2021, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of September 30, 2022, Essent Re had total stockholders’ equity of $1.4 billion and net risk in force of $18.7 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. The insurer financial strength rating of Essent Re is BBB+ with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. On September 21, 2022, A.M. Best’s affirmed Essent Guaranty’s financial strength rating of A (Excellent) with a stable outlook and on November 4, 2022 S&P affirmed Essent Guaranty’s financial strength rating of BBB+ with a stable outlook.

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by

Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of September 30, 2022, Essent Guaranty's Available Assets were $3.15 billion or 179% of its Minimum Required Assets of $1.76 billion based on our interpretation of PMIERs 2.0.

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

Financial Condition

Stockholders’ Equity

As of September 30, 2022, stockholders’ equity was $4.29 billion, compared to $4.24 billion as of December 31, 2021. Stockholders' equity increased primarily due to net income generated in 2022, partially offset by a decrease in accumulated other comprehensive income related to an increase in our net unrealized investment losses associated with increases in market interest rates in the nine months ended September 30, 2022, the repurchase of common shares under our share repurchase plan and dividends paid.

Investments

As of September 30, 2022, investments totaled $4.8 billion compared to $5.1 billion as of December 31, 2021. In addition, our total cash was $79.5 million as of September 30, 2022, compared to $81.5 million as of December 31, 2021. The decrease in investments was primarily due to an increase in our net unrealized investment losses primarily due to increases in market interest rates in the nine months ended September 30, 2022, partially offset by investing net cash flows from operations during the nine months ended September 30, 2022.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$535,636	11.7%	$448,793	9.1%
U.S. agency securities	—	—	5,504	0.1
U.S. agency mortgage-backed securities	752,236	16.4	1,008,863	20.3
Municipal debt securities(1)	559,784	12.2	627,599	12.7
Non-U.S. government securities	60,834	1.3	79,743	1.6
Corporate debt securities(2)	1,345,269	29.4	1,455,247	29.3
Residential and commercial mortgage securities	523,608	11.4	545,423	11.0
Asset-backed securities	608,330	13.3	581,703	11.7
Money market funds	199,147	4.3	210,012	4.2
Total Investments Available for Sale	$4,584,844	100.0%	$4,962,887	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of:	2022	2021
Special revenue bonds	78.5%	77.1%
General obligation bonds	21.5	20.5
Certificate of participation bonds	—	1.9
Tax allocation bonds	—	0.5
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of:	2022	2021
Financial	39.4%	33.7%
Consumer, non-cyclical	17.5	19.8
Communications	8.8	11.4
Industrial	6.8	7.0
Consumer, cyclical	7.2	7.0
Energy	6.6	6.0
Technology	5.6	6.8
Utilities	6.1	4.6
Basic materials	2.0	3.7
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	September 30, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,227,988	48.6%	$2,412,273	48.6%
Aa1	101,547	2.2	96,331	1.9
Aa2	334,435	7.3	354,951	7.2
Aa3	215,688	4.7	221,914	4.5
A1	375,063	8.2	263,820	5.3
A2	356,469	7.8	427,282	8.6
A3	244,309	5.3	274,525	5.5
Baa1	220,295	4.8	305,204	6.1
Baa2	220,303	4.8	274,011	5.5
Baa3	191,386	4.2	240,755	4.9
Below Baa3	97,361	2.1	91,821	1.9
Total Investments Available for Sale	$4,584,844	100.0%	$4,962,887	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,222,876	26.7%	$1,104,397	22.2%
1 to < 2 Years	472,273	10.3	561,297	11.3
2 to < 3 Years	501,955	10.9	539,174	10.9
3 to < 4 Years	469,386	10.2	593,663	12.0
4 to < 5 Years	445,986	9.7	663,127	13.4
5 or more Years	1,472,368	32.2	1,501,229	30.2
Total Investments Available for Sale	$4,584,844	100.0%	$4,962,887	100.0%

Top Ten Investments Available for Sale Holdings

	September 30, 2022
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 2.875% 06/15/2025	$39,811	$40,878	$(1,067)	Aaa
2	US Treasury 1.500% 08/15/2026	30,765	34,441	(3,676)	Aaa
3	US Treasury 0.250% 05/31/2025	23,037	25,583	(2,546)	Aaa
4	US Treasury 2.500% 01/31/2024	19,911	20,388	(477)	Aaa
5	US Treasury 0.000% 02/23/2023	19,719	19,918	(199)	Aaa
6	US Treasury 2.625% 06/30/2023	19,537	19,730	(193)	Aaa
7	US Treasury 0.875% 06/30/2026	17,403	19,639	(2,236)	Aaa
8	US Treasury 0.125% 10/15/2023	16,890	17,614	(724)	Aaa
9	US Treasury 5.250% 11/15/2028	16,203	17,872	(1,669)	Aaa
10	US Treasury 0.000% 01/26/2023	15,529	15,559	(30)	Aaa
Total		$218,805	$231,622	$(12,817)
Percent of Investments Available for Sale		4.8%

(1)As of September 30, 2022, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2022:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	7,027	9,106	A1
State of California	6,469	6,953	Aa2
San Joaquin Hills Transportation Corridor Agency	6,075	7,725	A1
City of Anaheim CA	5,625	7,725	A1
Community Hospitals of Central California Obligated Group	5,583	7,725	A1
Golden State Tobacco Securitization Corp	3,723	5,016	A3
City of Carson CA	3,321	4,405	Aa3
City of Long Beach CA Harbor Revenue	3,124	3,145	Aa2
San Jose Unified School District	3,019	4,090	Aaa
The Redwoods a Community of Seniors	2,919	3,740	Aa3
County of Kern CA	2,679	2,741	Baa2
Los Angeles Unified School District/CA	2,589	3,056	Aa3
City of Los Angeles Department of Airports	2,582	2,639	Aa3
Chabot-Las Positas Community College District	2,542	2,635	Aa2
University of California	2,450	2,511	Aa2
City of Inglewood CA	2,344	3,132	Aa2
Port of Oakland	2,335	2,422	A1
City of Monterey Park CA	2,173	2,967	Aa2
San Francisco City & County Airport Comm-San Francisco International Airport	2,060	2,119	A1
County of Riverside CA	2,040	2,250	A1
State of California Personal Income Tax Revenue	1,955	2,033	Aa3
Foothill-Eastern Transportation Corridor Agency	1,651	2,350	A1
Kaiser Foundation Hospitals	1,250	1,306	Aa3
Regents of the University of California Medical Center Pooled Revenue	1,249	1,361	Aa3
Riverside County Transportation Commission	1,243	1,665	A2
City of Torrance CA	1,077	1,244	Aa2
City of San Francisco CA Public Utilities Commission Water Revenue	1,042	1,363	Aa2
City of El Cajon CA	909	1,283	Aa2
County of Sacramento CA	893	890	A3
City of El Monte CA	810	1,000	Aa2
Alameda Corridor Transportation Authority	810	874	A3
Cathedral City Redevelopment Agency Successor Agency	720	721	Aa2
Pomona Redevelopment Agency Successor Agency	662	700	Aa2
California Independent System Operator Corp	495	725	A1
California County Tobacco Securitization Agency	423	477	A3
County of San Bernardino CA	293	294	Aa3
Oxnard Union High School District	204	250	Aa2
City of San Jose CA	166	205	Aa2
City of Riverside CA	149	155	Aa2
Compton Community College District	117	116	Aa3
City of Los Angeles CA	86	111	Aa3
	$86,881	$105,224

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
City of New York NY	8,725	8,978	Aa2
Port Authority of New York & New Jersey	7,461	8,387	Aa3
New York City Transitional Finance Authority Future Tax Secured Revenue	7,391	8,371	Aa1
State of New York Personal Income Tax Revenue	7,094	7,345	Aa1
Metropolitan Transportation Authority	6,500	7,018	A3
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	4,573	5,858	Aa1
University of Rochester	3,042	3,231	Aa3
New York City Water & Sewer System	2,723	2,925	Aa1
Triborough Bridge & Tunnel Authority	2,564	2,646	Aa3
Research Foundation of State University of New York/The	2,220	2,470	A1
City of Yonkers NY	2,110	2,291	A3
Rochester Institute of Technology	2,095	2,215	A1
Long Island Power Authority	1,647	1,686	A2
New York State Dormitory Authority	1,558	1,688	Aa3
New York City Transitional Finance Authority Building Aid Revenue	1,487	1,496	Aa2
Trustees of Columbia University in the City of New York/The	1,226	1,311	Aaa
State of New York Sales Tax Revenue	1,194	1,489	Aa1
State University of New York Dormitory Facilities Revenue	846	1,000	Aa3
Yankee Stadium LLC	628	794	A1
County of Nassau NY	268	275	A1
	$65,351	$71,475

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of September 30, 2022, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.6 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2022, the effective duration of our investments available for sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

We did not repurchase any of our common shares during the three months ended September 30, 2022.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: November 7, 2022	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 7, 2022	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer)