Form 10-K
period 2022-12-31
Essent Group Ltd.
filed 2023-02-17
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $4,077,458,128 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 14, 2023 was 108,095,924.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2023 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•COVID-19 Pandemic. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors and future developments that we are not able to predict.

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

•Basel Rules. Implementation of the Basel rules may discourage the use of private mortgage insurance.

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

For the years ended December 31, 2022, 2021 and 2020, we generated new insurance written, or NIW, of approximately $63.1 billion, $84.2 billion and $107.9 billion, respectively. As of December 31, 2022, we had approximately $227.1 billion of insurance in force. Our top ten customers represented approximately 39.9%, 41.6% and 35.8% of our NIW on a flow basis for the years ended December 31, 2022, 2021 and 2020, respectively. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service ("Moody's"), BBB+ with a stable outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2022, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.0 billion of risk. Essent Re also reinsures Essent Guaranty, Inc.'s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 remains at 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate an additional underwriting and service center in Winston-Salem, North Carolina. We have a highly experienced, talented team of 346 employees as of December 31, 2022.

Under forbearance plans adopted by the GSEs and implemented by servicers in the wake of the COVID-19 pandemic, eligible homeowners were permitted to temporarily reduce or suspend their mortgage payments for up to 18 months if they were in an active COVID-19 related forbearance as of February 28, 2021. Because a mortgage loan in forbearance is deemed to be delinquent, we have provided loss reserves on these loans once the borrower has missed two consecutive payments. However, we believe providing borrowers time to recover from the adverse financial impact of the COVID-19 event may allow some families to be able to remain in their homes and avoid foreclosure. For borrowers who have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will work with them to modify their loans at which time the mortgage will be removed from delinquency status.

The substantial majority of the loans that entered into such forbearance plans have exited forbearance as of December 31, 2022, largely pursuant to repayment plans or loan modifications that brought those loans into current status. As of December 31, 2022, 13,433 of our insured loans, representing approximately 1.66% of our aggregate policies in force, were in default status, down from 16,963 loans in default as of December 31, 2021 and 31,469 loans in default as of December 31, 2020.

For more information on how COVID-19 has, and may continue to, impact us, our employees and our results of operations, see "Risk Factors—Risks Related to the COVID-19 Pandemic", and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19".

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $13.2 trillion of debt outstanding as of September 30, 2022, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $6.6 trillion, or 49.8%, of total U.S. residential mortgage debt outstanding as of September 30, 2022. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 2003 through 2022, an average of 27.3% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations, and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2022, total U.S. residential mortgage origination volume was estimated at $2.25 trillion, comprised of $1.58 trillion of purchase originations and $0.67 trillion of refinancing originations. The mortgage market in 2022 was substantially and negatively impacted by rising mortgage interest rates precipitated in large part by actions of the Federal Reserve throughout the year intended to combat inflation.

The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.

Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
_______________________________________________________________________________
Source:    Mortgage Bankers Association
The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume. As depicted below, the severe economic and housing market dislocation experienced as a result of the 2007-2008 financial crisis had a profound impact on our industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2022, private mortgage insurance increased to an estimated 48% of the total insured market and covered 18% of the total mortgage origination volume.
Relative Share of Private and Public Mortgage Insurance
_______________________________________________________________________________
Source:    Inside Mortgage Finance

Private mortgage insurance NIW ($ in billions)
______________________________________________________________________________
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
Customers that purchase our primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a low down payment loan must comply with the coverage percentages established by that GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, our risk across all policies written is approximately 26% of the underlying primary insurance in force, but may vary from policy to policy between 6% and 35% coverage.

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
As of December 31, 2022, substantially all of our policies are monthly or single premium policies.
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
Insurance in Force by Policy Year
The following table sets forth our insurance in force, or IIF, as of December 31, 2022, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2022	60,609,538	26.7%
2021	71,533,600	31.5
2020	59,228,334	26.1
2019	14,742,465	6.5
2018	6,714,277	3.0
2017 and prior	14,233,841	6.2
	$227,062,055	100.0%

Portfolio Characteristics
The following tables reflect our IIF and risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2022 and 2021. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.
Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2022		2021
>=760	$93,389,066	41.1%	$85,501,113	41.3%
740-759	38,842,311	17.2	35,111,019	17.0
720-739	34,981,632	15.4	31,158,325	15.0
700-719	29,146,543	12.8	26,105,790	12.6
680-699	18,859,824	8.3	16,819,629	8.1
<=679	11,842,679	5.2	12,494,668	6.0
Total	$227,062,055	100.0%	$207,190,544	100.0%

	December 31,
Gross RIF (1) by FICO score ($ in thousands)	2022		2021
>=760	$24,152,726	40.8%	$21,488,011	40.9%
740-759	10,255,195	17.3	8,992,181	17.1
720-739	9,276,750	15.6	8,029,952	15.3
700-719	7,696,965	13.0	6,693,045	12.7
680-699	4,963,470	8.4	4,299,245	8.2
<=679	2,931,383	4.9	3,051,812	5.8
Total	$59,276,489	100.0%	$52,554,246	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2022		2021
85.00% and below	$24,454,468	10.8%	$27,362,267	13.2%
85.01% to 90.00%	63,436,445	27.8	59,567,378	28.7
90.01% to 95.00%	107,932,064	47.6	91,350,909	44.1
95.01% and above	31,239,078	13.8	28,909,990	14.0
Total	$227,062,055	100.0%	$207,190,544	100.0%

	December 31,
Gross RIF (1) by LTV ($ in thousands)	2022		2021
85.00% and below	$2,903,877	4.9%	$3,200,124	6.1%
85.01% to 90.00%	15,477,031	26.1	14,366,450	27.3
90.01% to 95.00%	31,642,669	53.4	26,592,162	50.6
95.01% and above	9,252,912	15.6	8,395,510	16.0
Total	$59,276,489	100.0%	$52,554,246	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2022		2021
FRM 30 years and higher	$219,416,408	96.7%	$198,243,758	95.7%
FRM 20-25 years	2,601,108	1.1	3,658,366	1.8
FRM 15 years	2,552,931	1.1	3,996,684	1.9
ARM 5 years and higher	2,491,608	1.1	1,291,736	0.6
Total	$227,062,055	100.0%	$207,190,544	100.0%

Portfolio by Geography

Our in force portfolio is geographically diverse. As of December 31, 2022, only three states accounted for greater than 5% of our portfolio, as measured by either IIF or Gross RIF, and one metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by Gross RIF. No single metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by IIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2022 and 2021.

Top Ten States

	December 31,
	2022	2021
IIF by State
CA	13.2%	13.1%
TX	10.4	9.9
FL	10.2	9.7
CO	4.2	4.1
AZ	3.5	3.3
WA	3.4	3.7
GA	3.2	3.1
IL	3.1	3.3
VA	3.0	3.1
NJ	3.0	3.1
All Others	42.8	43.6
Total	100.0%	100.0%

	December 31,
	2022	2021
Gross RIF by State
CA	13.0%	13.0%
TX	10.7	10.2
FL	10.5	10.0
CO	4.1	4.0
AZ	3.6	3.3
WA	3.3	3.6
GA	3.2	3.1
IL	3.0	3.2
VA	3.0	3.0
NJ	2.9	3.0
All Others	42.7	43.6
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2022	2021
IIF by Metropolitan Statistical Area
Houston-The Woodlands-Sugar Land, TX	3.0%	3.0%
Phoenix-Mesa-Chandler, AZ	3.0	2.8
Denver-Aurora-Lakewood, CO	2.7	2.6
Los Angeles-Long Beach-Glendale, CA	2.7	2.6
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.5	2.6
Riverside-San Bernardino-Ontario, CA	2.5	2.4
Atlanta-Sandy Springs-Alpharetta, GA	2.4	2.3
Dallas-Plano-Irving, TX	2.4	2.3
Chicago-Naperville-Evanston, IL	2.1	2.2
Minneapolis-St. Paul-Bloomington, MN-WI	1.8	1.9
All Others	74.9	75.3
Total	100.0%	100.0%

	December 31,
	2022	2021
Gross RIF by Metropolitan Statistical Area
Houston-The Woodlands-Sugar Land, TX	3.1%	3.1%
Phoenix-Mesa-Chandler, AZ	3.0	2.8
Denver-Aurora-Lakewood, CO	2.6	2.5
Los Angeles-Long Beach-Glendale, CA	2.6	2.6
Washington-Arlington-Alexandria, DC-VA-MD-WV	2.5	2.5
Riverside-San Bernardino-Ontario, CA	2.5	2.4
Atlanta-Sandy Springs-Alpharetta, GA	2.5	2.4
Dallas-Plano-Irving, TX	2.5	2.3
Chicago-Naperville-Evanston, IL	2.0	2.2
Minneapolis-St. Paul-Bloomington, MN-WI	1.8	1.9
All Others	74.9	75.3
Total	100.0%	100.0%

Customers, Sales and Marketing

Our customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. Our top ten customers generated 39.9% of our NIW on a flow basis during the year ended December 31, 2022, compared to 41.6% and 35.8% for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2022, one customer, United Wholesale Mortgage, exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to the Operation of Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

Our primary mortgage insurance policies are issued through one of two programs:

•Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2022, approximately 71% of our insurance in force had been originated on a delegated basis, compared to 66% as of December 31, 2021. See "Risk Factors—Risks Relating to the Operation of Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2022, approximately 29% of our insurance in force had been originated on a non-delegated basis, compared to 34% as of December 31, 2021.

We maintain primary underwriting centers in Radnor, Pennsylvania and Winston-Salem, North Carolina, as well as underwriters who are based remotely throughout the United States. We believe that the geographical distribution of our underwriting staff allows us to make underwriting determinations across different time zones and to best serve customers across the United States. Although our employees conduct the substantial majority of our non-delegated underwriting, we engage underwriters on an outsourced basis from time to time in order to provide temporary underwriting capacity.

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

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2022 and 2021:

Number of Loans in Default and Default Rate

	December 31,
	2022	2021
Number of policies in force	808,596	785,119
Loans in default	13,433	16,963
Percentage of loans in default	1.66%	2.16%

Loan Defaults by Originating Year

	December 31, 2022			December 31, 2021
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010 - 2014	523	0.7%	26,524	900	0.3	47,150
2015	425	0.4	21,778	742	0.7	39,580
2016	758	0.5	39,044	1,327	0.9	71,467
2017	1,432	0.8	68,374	2,458	1.3	$124,177
2018	1,748	0.9	88,034	3,096	1.6	$171,083
2019	2,158	0.9	126,869	3,953	1.7	$260,477
2020	2,856	0.8	201,400	3,490	1.0	$267,341
2021	2,750	1.1	231,413	997	0.4	$85,441
2022	783	0.4	77,712	N/A	N/A	N/A
Total	13,433		$881,148	16,963		$1,066,716

Historically, the peak default period for insured mortgage loans has been three to six years after loan origination. The weighted average life of our mortgage insurance portfolio was 23.3 months as of December 31, 2022. The COVID-19 pandemic and related economic conditions resulted in a significant increase in the level of our insured loans in default in 2020 and 2021. It is possible, however, that our level of defaults may increase as our portfolio seasons. We believe that, since the 2007-2008 financial crisis, underwriting practices in the industry have improved substantially and the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers.

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

As of December 31, 2022, insured loans in default totaled 13,433, down from 16,963 insured loans in default as of December 31, 2021.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 88.8% of our total assets at December 31, 2022. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. Our investments are subject to market-wide risks and fluctuations in value, as well as risks inherent in particular securities. As of December 31, 2022, predominantly all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Approximately 97.9% of our investments available for sale were managed by external managers as of December 31, 2022. Assets not managed by external managers include securities on deposit with state regulatory agencies in connection with the insurance licenses and bonds issued by the U.S. Treasury and U.S. government agencies. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, consumer credit and traditional venture capital and private equity investments, principally through our EssentVentures unit, to generate informational and financial returns.

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

Fannie Mae and Freddie Mac maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets (which may be offset in part by third-party reinsurance obtained by private mortgage insurers on terms set forth in the PMIERs) from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

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

The NAIC has established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes to the Mortgage Guaranty Insurance Model Act are deemed necessary to the solvency regulation of mortgage guaranty insurers, including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty

Insurance. In 2021, the MGIWG adopted a new annual reporting schedule for mortgage insurers that was first required to be submitted by mortgage insurers to state insurance regulators in WI, NC and PA in 2022. In October 2022, the MGIWG released for public comment a draft revised Model Act. The 2023 Adopted Charge of the MGIWG is to finalize the Model Act by the end of March 2023.

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

We expect that most lenders will continue to be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. See "Risk Factors—Risks Relating to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

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

Privacy and Information Security

The Gramm-Leach-Bliley Act of 1999, or GLBA, imposes privacy requirements on financial institutions with which we transact business, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards, or "Security Guidelines," and interagency regulations regarding financial privacy, or "Privacy Rule," implementing sections of GLBA.

Many states have enacted legislation implementing GLBA and establishing information security regulation and some have enacted privacy and data security laws which impose compliance obligations beyond GLBA, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.

In 2017, the New York Department of Financial Services, or NYDFS, has adopted a Cybersecurity Regulation that applies to all individuals and entities licensed by the NYDFS, pursuant to which licensees must file for exemption or submit an annual compliance certification. On November 9, 2022, an amendment to the Cybersecurity Regulation was proposed to strengthen data protection requirements. Several other jurisdictions in which we operate have enacted similar laws but do not require certification of compliance by non-domestic licensees.

On January 1, 2020, the California Consumer Privacy Act, or CCPA, became effective. On January 1, 2023, the California Consumer Privacy Rights Act, or CPRA, and the Virginia Consume Data Protection Act, or VCDPA, became effective. The Colorado Privacy Act and the Connecticut Data Privacy Act will become effective on July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023. These new consumer privacy protection laws apply to companies that do business in the respective states and meet certain threshold requirements. These laws generally create a privacy framework for establishment and protection of new categories of data privacy rights. It is reasonably possible that the new privacy laws in California, Virginia, Colorado, Connecticuit and Utah will prompt other state and federal regulators to move forward with new privacy regulations that could impact the businesses of us or our customers.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 15, 2022 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 11.1%, above the Congressionally mandated required minimum level of 2%.

Basel Committee Capital Adequacy Requirements

In 1988, the Basel Committee on Banking Supervision, which we refer to as the “Basel Committee,” developed the Basel Capital Accord, which we refer to as “Basel I,” which set out international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I, which we refer to as “Basel II”, which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. Following the financial crisis of 2008, the Basel Committee made further revisions that established risk-based capital and leverage capital requirements for most United States banking organizations through further revisions to Basel II, which we refer to as “Basel III” (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).

In December 2017, the Basel Committee published final revisions to the Basel III capital framework, which we refer to as “Basel IV”, which were generally targeted for implementation by each participating country by January 1, 2022. However, as a result of the COVID-19 pandemic, the implementation date of the Basel IV standards has been postponed by one year to January 1, 2023. A number of countries have announced that they are not expected to meet the revised timeline. For example, the United Kingdom (“UK”) and the European Union (“EU”) have each separately targeted an effective date of January 1, 2025 for their rules implementing the Basel IV reforms to enter into force, but there is some divergence between the content of the UK and EU legislative proposals for implementation. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate, but will determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as under Basel IV, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement Basel IV as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. With respect to any U.S. implementation of Basel IV’s revised standards, the relevant U.S. banking regulators are expected to issue notice of proposed rulemaking for public comment. The timing, scope, and content of any such proposed rulemaking and any potential impact it may have, as well as whether any new guidelines will be proposed or finalized in the United States in response to Basel IV remains uncertain.

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

As of December 31, 2022, we had a total of 346 employees, including 341 employees based in our Radnor, PA, Winston-Salem, NC, New York, NY and Reston, VA locations, or remotely throughout the United States, and 5 employees located in Hamilton, Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

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

Employee engagement begins at the time of hire by paying a fair and livable wage and providing medical, dental, vision, prescription, life and long- and short-term disability coverage to full-time employees. We contribute generously to the retirement savings plans of our U.S.-based employees, with an immediately vested non-discretionary matching contribution to our 401(k) plan in an amount equal to 100% of up to the first 5% of an employee’s eligible compensation. We so strongly believe that all employees should make good decisions, do the right thing and act like owners that we have made all employees owners through a share grant program. As of December 31, 2022, approximately 90% of our current workforce have been granted awards for equity shares in our company.

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

We believe a diverse and inclusive workforce provides for a broad array of viewpoints, talents and skills and assists in building a sustainable future. We are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. We seek to hire and retain highly talented employees and empower them to create value for our shareholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. As of December 31, 2022, approximately 63% of our workforce was comprised of women and minorities.

For additional information, please see the section titled “Social Issues and Human Capital” in our 2022 Proxy Statement.

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

Our mortgage insurance business depends on our relationships with our largest lending customers. Our top ten customers generated 39.9% of our NIW during year ended December 31, 2022, compared to 41.6% and 35.8% for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2022, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors and future developments that we are not able to predict.

Fannie Mae and Freddie Mac, the primary purchasers of mortgages we insure, adopted relief measures consistent with the CARES Act to assist borrowers impacted by COVID-19. Under these forbearance plans announced by the GSEs and implemented by their servicers, eligible homeowners who were adversely impacted by COVID-19 were permitted to temporarily reduce or suspend their mortgage payments for up to 18 months for borrowers in an active COVID-19 related forbearance as of February 28, 2021. At the end of the forbearance plan, the homeowner was required to pay back their reduced or suspended mortgage payments in one lump sum, but may have been eligible for a number of different options offered by their mortgage servicer, including repayment plans, resuming normal payments or lowering the monthly loan payment through a modification. However, there can be no assurances that homeowners will be able to remain current on their mortgages once the forbearance period ended, and a significant percentage could ultimately default and result in a mortgage insurance claim despite these forbearance programs.

Furthermore, the risk that policy losses and loss adjustment expenses we ultimately incur as a result of COVID-19 and the related economic impact may be substantially different than the loss reserves established on our financial statements at the end of each period. In accordance with industry practice and statutory accounting rules applicable to mortgage guaranty insurance companies, we establish loss reserves only for loans reported to us in default, including forbearance-related defaults. These reserves are established using estimated claim rates and claim amounts in estimating the ultimate loss, which estimates are subject to significant uncertainty given the unprecedented nature and magnitude of the COVID-19 pandemic. In addition, because our reserving method does not account for the impact of future losses that could occur from loans that are not yet delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists.

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

•the implementation of new or the amendment of current regulations under the Dodd-Frank Act (particularly with respect to the Qualified Mortgage and Qualified Residential Mortgage rules) and the Basel III Rules, which may be more favorable to the FHA than to private mortgage insurers (see "Risks Related to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs", "Risks Related to Regulation and Litigation—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")" and "Risks Related to Regulation and Litigation—The implementation of the Basel rules discourage the use of mortgage insurance"); and

•increases in FHA loan limits above GSE loan limits.

Further, at the direction of the FHFA, the GSEs continue to consider new, and to pursue existing, credit risk sharing programs. These programs have included the use of structured finance vehicles and off-shore reinsurance. The growth of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private mortgage insurance (e.g. lower costs, reduced counterparty risk due to collateral on hand or more diversified insurance exposures) may create increased competition for mortgage insurance going forward on loans traditionally sold to the GSEs with private mortgage insurance. As part of their expanded risk sharing programs, the GSEs have also piloted programs to directly place mortgage insurance rather than have lenders place the mortgage insurance with private mortgage insurers. No assurances can be given that these practices may not be expanded to cover more loans traditionally insured by lenders with private mortgage insurance prior to sale to the GSEs, which could impact our business.

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

We believe that, based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written by us since we began to write coverage in 2010 has been relatively favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. As a result of the significant decrease in our persistency rate largely as a result of a high level of refinancings in 2020 and 2021 triggered by historically low interest rates precipitated by the economic impacts of the COVID-19 pandemic, approximately 84% of our aggregate insurance in force as of December 31, 2022 corresponds to policies we have written since January 1, 2020. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict, particularly in light of the consequences of the COVID-19 pandemic, and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment as well as the impacts of the COVID-19 pandemic. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.

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

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 82.1%, 65.4% and 60.1% at December 31, 2022, 2021 and 2020, respectively. The factors affecting the persistency of our insurance portfolio include:

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

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, consumer credit and traditional venture capital and private equity investments. Fluctuations in the fair value of these entities may increase the volatility of our reported results of operations.

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

The Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over 14 years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs.

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

Fannie Mae and Freddie Mac maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs". The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and standards relating to rescission rights, and define remedial actions that apply should an approved insurer fail to comply with these requirements. Future revisions to these eligibility requirements could negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" above.

Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs.

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

If further revisions to the Basel III Rules increase the capital requirements of banking organizations with respect to the residential mortgages we insure or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities it could adversely affect the demand for mortgage insurance. In December 2017, the Basel Committee published final revisions to the Basel III capital framework (“Basel IV”) which member countries were originally expected to by January 1, 2022. However, as a result of the COVID-19 pandemic, the implementation date of the Basel IV standards has been postponed by one year to January 1, 2023. A number of countries have announced that they are not expected to meet the revised timeline. Implementation of the Basel III and Basel IV reforms requires national legislation and, therefore, the final rules and the timetable for their implementation in each jurisdiction may be subject to some level of national variation. For example, the United Kingdom (“UK”) and the European Union (“EU”) have each separately targeted an effective date of January 1, 2025 for their rules implementing the Basel IV reforms to enter into force, but there is some divergence between the content of the UK and EU legislative proposals for implementation.

Under Basel IV’s revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate, but will determine the riskweight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as Basel IV, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement Basel IV as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. Further, it is possible (but not mandated by Basel IV) that the Federal Banking Agencies and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s LTV ratio for prudential (non-capital) purposes.

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

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. In 2021, the MGIWG adopted a new annual reporting schedule for mortgage insurers that was first required to be submitted by mortgage insurers to state insurance regulators in WI, NC and PA in 2022. In October 2022, the MGIWG released for public comment a draft revised Model Act. The 2023 Adopted Charge of the MGIWG is to finalize the Model Act by the end of March 2023. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

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
Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner, but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $314.7 million as of December 31, 2022, and paid to its parent, Essent US Holdings, Inc., dividends totaling $315.0 million in 2022. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $13.6 million as of December 31, 2022 and paid to its parent, Essent US Holdings, Inc., dividends totaling $5 million in 2022. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

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

General Risk Factors

We may face difficulties, unforeseen liabilities or rating actions from acquisitions or the integration of such acquired businesses.

We have completed, and expect to complete, acquisitions in an effort to achieve profitable growth in our operations and to create additional value, such as the recently announced plans to acquire Agents National Title Holding Company and Boston National Holdings LLC from Incenter LLC. Acquisitions and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory and compliance, any one, or a combination, of which could possibly result in the failure to realize the anticipated economic, strategic or other benefits of a transaction. Such events could likewise involve numerous additional risks, including potential losses from unanticipated litigation or levels of claims, the failure to accurately value the investment and/or an inability to generate sufficient revenue to offset acquisition costs. Further, the integration of the operations and personnel of acquired businesses may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or a diversion of management attention. Such events may also have unintended consequences on ratings assigned by the rating agencies to the Company. Any of these risks, if realized, could prevent us from achieving the benefits we expect from such transactions and/or result in a material adverse effect on our business.

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

The U.K. Financial Conduct Authority (the “FCA”) announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will cease at the end of June 2023. The FCA has proposed that the Intercontinental Benchmark Administration continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024. The Federal Reserve Bank of New York publishes a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. At this time, we cannot predict how markets will respond to alternative reference rates, and we cannot predict the effect of the discontinuation of LIBOR on new or existing financial instruments to which we have exposure. The effects on markets and/or of such exposure will vary depending on many factors, including whether, how, and when industry participants adopt alternative reference rates for new products or instruments, the availability of “synthetic” LIBOR and the applicability of U.S. legislative remedies that address LIBOR transition risk for various legacy U.S. Dollar LIBOR instruments.

The discontinuation of LIBOR may also have an adverse effect on the reinsurance premium rates we are required to pay in connection with our “Radnor Re” insurance-linked notes transactions, which are tied to LIBOR, or other assets or liabilities whose value is tied to LIBOR or to a LIBOR alternative, including floating rate bonds we hold in our investment portfolio. Furthermore, the discontinuation of LIBOR may impact other aspects of our business, including products, pricing, and models.

Moreover, we may not effectively hedge or manage risks from differences among applicable alternative reference rates or timing of when such rates take effect. We may fail to adequately prepare for or react to LIBOR discontinuation and replacement, or fail to fully protect ourselves from all the effects of such changes. Any such uncertainties or ineffective management may harm our reputation, our relationships with our investors, customers, or regulators, our financial condition, and our business operations.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 14, 2023, we had 108,095,924 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

We lease office facilities in Radnor, Pennsylvania and additional offices in Winston-Salem, North Carolina, New York, New York, and Reston, Virginia, for our U.S. operations headquarters, and we lease office facilities in Bermuda for our Bermuda-based reinsurance company. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 14, 2023, we had approximately 11 holders of record of our common shares.

We have paid a quarterly dividend since September 2019. A dividend of $0.20 per share, $0.21 per share, $0.22 per share and $0.23 per share for each of the first, second, third and fourth quarters of 2022, respectively, was declared and paid. We presently expect to continue to declare a comparable regular quarterly dividend on our common stock in the future. For information on Essent Group's ability to pay dividends, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Performance Graph

The following performance graph compares, for the period from January 1, 2018 through December 31, 2022, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Enact Holdings, Inc. (from and after September 16, 2021), Genworth Financial, Inc. (through September 15, 2021), MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (collectively, the "Peer Index"). We selected the members of each peer group because each was, at the time, a direct competitor of ours in the private mortgage insurance industry. On September 16, 2021, shares of common stock Enact Holdings, Inc. began trading on the Nasdaq Global Select Market, independent of the shares of its parent company, Genworth Financial, Inc. (which retained approximately 80% of the outstanding common shares of Enact Holdings, Inc. after its initial public offering on such date).

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
S&P 500	$93.76	$120.84	$140.49	$178.27	$143.61
Peer Index	$85.29	$143.18	$122.95	$152.22	$215.81
ESNT	$78.72	$121.92	$106.54	$117.53	$106.45

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

Issuer Purchase of Equity Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2022.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2022	4,145	$34.87	—
November 1 - November 30, 2022	—	N/A	—
December 1 - December 31, 2022	—	N/A	—
Total	4,145		—	$250,000
_______________________________________________________________________________
(1)As of December 31, 2022, the Company was authorized to purchase up to $250 million of its common shares under the share repurchase plan announced in May 2022, of which none had been utilized as of such date.

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

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate an additional underwriting and service center in Winston-Salem, North Carolina. We have a highly experienced, talented team with 346 employees as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, we generated new insurance written, or NIW, of approximately $63.1 billion, $84.2 billion and $107.9 billion, respectively. As of December 31, 2022, we had approximately $227.1 billion of insurance in force. Our top ten customers represented approximately 39.9%, 41.6% and 35.8% of our NIW on a flow basis for the years ended December 31, 2022, 2021 and 2020, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2022, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.0 billion of risk. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

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

As of December 31, 2022, approximately 99% of the Early COVID Defaults had cured. While this level of cure activity exceeded our initial expectations for the Early COVID Defaults, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

Current Economic Developments

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of December 31, 2022. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreements with panels of third-party reinsurers ("the QSR Agreements") and an increase in our Minimum Required Assets.

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

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

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

We expect that most lenders will be reluctant to make non-QM loans because they will not be entitled to the presumption against civil liability under the Dodd-Frank Act, and mortgage investors may be reluctant to purchase mortgages or mortgage-backed securities that are not QMs due to potential assignee liability for such loans. As a result, we believe that the QM regulations have a direct impact on establishing a subset of borrowers who can meet the regulatory standards and directly affect the willingness of lenders and mortgage investors to extend mortgage credit and therefore the size of the residential mortgage market. To the extent the use of private mortgage insurance causes a loan not to meet the definition of a QM, the volume of loans originated with mortgage insurance may decline. In addition, the impact of the mortgage insurance premiums on the calculation of points and fees for purposes of QM may influence the use of mortgage insurance, as well as our mix of premium plans and therefore our profitability. See "—Factors Affecting Our Results of Operations—Persistency and Business Mix" and "Risk Factors—Risks Relating to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs."

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of the Department of Housing and Urban Development. The most recent FHA report to Congress dated November 15, 2022 on the financial status of the FHA's Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 11.1%, above the Congressionally mandated required minimum level of 2%. See "Risk Factors—Risks Relating to the Operation of Our Business—The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

Tax Reform

The U.S. Internal Revenue Service and Department of the Treasury published both final and newly proposed regulations in January 2021 relating to the tax treatment of passive foreign investment companies ("PFICs"). The final regulations provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. In addition, the Company is evaluating the potential impact of the newly proposed PFIC regulations to its shareholders and business operations. The newly proposed regulations, among other provisions, set a limit on the amount of assets that may be deemed “non-passive assets” within the PFIC asset test of a foreign holding company. See "Risk Factors—Risks Relating to Taxes and our Corporate Structure—U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company ("PFIC") for U.S. Federal income tax purposes."

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

Premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2022 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the years ended December 31, 2022 and 2021, monthly premium policies comprised 94% and 96% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 82.1% at December 31, 2022. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2022. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Income from Other Invested Assets

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, consumer credit and traditional venture capital and private equity investments. The results of these investing activities are reported in income from other invested assets. These investments are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Fluctuations in the fair value of these entities may increase the volatility of the Company’s reported results of operations.

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

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as "Triad," to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a flat monthly fee which is recorded in other income. During 2022, Triad exercised its one year renewal option extending the services agreement through November 2023.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of December 31, 2022, 84% of our IIF relates to business written since January 1, 2020 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of December 31, 2022, 84% of our IIF relates to business written since January 1, 2020 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 through 2022. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. As a result, we received 36,784 defaults in the three months ended June 30, 2020 and 12,614 defaults in the three months ended September 30, 2020, which resulted in a significant increase in our default rate from 0.83% at March 31, 2020 to 4.54% at September 30, 2020.

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

The defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. As of December 31, 2022, approximately 99% of the Early COVID Defaults had cured. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. While the level of cure activity for the Early COVID Defaults exceeded our initial expectations, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels as of December 31, 2022. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

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

In September 2022, Hurricane Ian made landfall in Florida and caused property damage in certain counties. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where estimated restoration costs from damage to the property underlying a mortgage equal 20% or more of the property’s original value and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. This event has not materially affected our reserves as of December 31, 2022.

As more fully described in Note 5 to our condensed consolidated financial statements, at December 31,2022, we had approximately $2.5 billion of excess of loss reinsurance covering NIW from January 1, 2015 to December 31, 2022 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2022. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 59%, 61% and 60% of other underwriting and operating expenses for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the years ended December 31, 2022, 2021 and 2020 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2022	2021	2020
IIF, beginning of period	$207,190,544	$198,882,352	$164,005,853
NIW	63,061,262	84,218,250	107,944,065
Cancellations	(43,189,751)	(75,910,058)	(73,067,566)
IIF, end of period	$227,062,055	$207,190,544	$198,882,352
Average IIF during the period	$215,485,518	$202,890,292	$178,294,034
RIF, end of period	$49,903,626	$45,273,383	$41,339,262

The following is a summary of our IIF at December 31, 2022 by vintage:

($ in thousands)	$	%
2022	60,609,538	26.7%
2021	71,533,601	31.5
2020	59,228,334	26.1
2019	14,742,465	6.5
2018	6,714,277	3.0
2017 and prior	14,233,841	6.2
	$227,062,055	100.0%

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

	Year Ended December 31,
	2022	2021	2020
Base average premium rate	0.41%	0.43%	0.46%
Single premium cancellations	0.01	0.03	0.05
Gross average premium rate	0.42	0.46	0.51
Ceded premiums	(0.05)	(0.05)	(0.05)
Net average premium rate	0.37%	0.41%	0.46%

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

As of December 31, 2022, our combined net risk in force for our U.S. insurance companies was $32.3 billion and our combined statutory capital was $3.2 billion, resulting in a risk-to-capital ratio of 10.2 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2022	2021	2020
Revenues:
Net premiums written	$820,029	$807,492	$834,113
Decrease in unearned premiums	22,498	65,051	28,451
Net premiums earned	842,527	872,543	862,564
Net investment income	124,409	88,765	80,087
Realized investment (losses) gains, net	(13,172)	418	2,697
Income (loss) from other invested assets	28,676	56,386	(215)
Other income	18,384	10,398	10,021
Total revenues	1,000,824	1,028,510	955,154

Losses and expenses:
(Benefit) provision for losses and LAE	(174,704)	31,057	301,293
Other underwriting and operating expenses	171,733	166,857	154,691
Interest expense	15,608	8,282	9,074
Total losses and expenses	12,637	206,196	465,058
Income before income taxes	988,187	822,314	490,096
Income tax expense	156,834	140,531	77,055
Net income	$831,353	$681,783	$413,041

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For the year ended December 31, 2022, we reported net income of $831.4 million, compared to net income of $681.8 million for the year ended December 31, 2021. The increase in our operating results in 2022 over 2021 was primarily due to a decrease in the provision for losses and LAE and an increase in net investment income, partially offset by decreases in net premiums earned, income from other invested assets and realized net investment gains and an increase in income taxes.

Net Premiums Written and Earned

Net premiums earned decreased in the year ended December 31, 2022 by three percent compared to the year ended December 31, 2021 due to the decrease in the average net premium rate from 0.41% for the year ended December 31, 2021 to 0.37% for the year ended December 31, 2022 partially offset by the increase in our average IIF from $202.9 billion in 2021 to $215.5 billion in 2022. The decrease in the average net premium rate during the year ended December 31, 2022 was a primarily due to changes in the mix of the mortgages we insure, changes in our pricing and a decrease in premiums earned on the cancellation of non-refundable single premium policies. In the year ended December 31, 2022, premiums earned on the cancellation of non-refundable single premium policies decreased to $20.8 million from $63.8 million in the year ended December 31, 2021 as a result of a decrease in existing borrowers refinancing their mortgages during 2022 as compared to 2021.

Net premiums written increased in the year ended December 31, 2022 by 2% over the prior year. The increase was due primarily to the increase in average IIF for the year ended December 31, 2022 as compared to the year ended December 31, 2021 partially offset by changes in the mix of mortgages we insure and changes in our pricing for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

In the year ended December 31, 2022, unearned premiums decreased by $22.5 million as a result of $64.2 million of unearned premium that was recognized in earnings during the year partially offset by net premiums written on single premium policies of $41.7 million. In the year ended December 31, 2021, unearned premiums decreased by $65.1 million as a result of $111.7 million of unearned premium that was recognized in earnings during the year partially offset by net premiums written on single premium policies of $46.7 million.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021
Fixed maturities	$129,530	$94,117
Short-term investments	2,319	171
Gross investment income	131,849	94,288
Investment expenses	(7,440)	(5,523)
Net investment income	$124,409	$88,765

The increase in net investment income to $124.4 million for the year ended December 31, 2022 as compared to $88.8 million for the year ended December 31, 2021 was due to the increase in the weighted average balance of our investment portfolio, as well as an increase in the average yield on the investment portfolio. The average balance of investments at amortized cost increased to $5.1 billion during the year ended December 31, 2022 from $4.7 billion during the year ended December 31, 2021, primarily as a result of investing cash flows generated from operations, partially offset by cash used for share repurchases and dividends. The pre-tax investment income yield increased from 2.0% in the year ended December 31, 2021 to 2.6% in the year ended December 31, 2022 primarily due to a general increase in investment yields due to increasing interest rates and a decrease in premium amortization on mortgage-backed and asset-backed securities. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the year ended December 31, 2022 was $28.7 million as compared to $56.4 million for the year ended December 31, 2021. The decrease in income from other invested assets for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to lower fair value adjustments recorded during 2022.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the year ended December 31, 2021 includes $7.6 million of net unrealized gains that were accumulated in OCI at December 31, 2020.

Other Income

Other income for the year ended December 31, 2022 was $18.4 million compared to $10.4 million for the year ended December 31, 2021. The increase in other income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to an increase in underwriting consulting services to third-party reinsurers and changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements, partially offset by lower Triad service fees and a decrease in contract underwriting revenues. In the year ended December 31, 2022 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $2.5 million compared to a net unfavorable decrease of $4.1 million in the year ended December 31, 2021.

Provision for Losses and Loss Adjustment Expenses

The decrease in the provision for losses and LAE in 2022 as compared to 2021 was primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults as well as cure activity for defaults with reserves using our normal reserve methodology.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Year Ended December 31,
	2022	2021
Beginning default inventory	16,963	31,469
Plus: new defaults	25,636	23,297
Less: cures	(28,873)	(37,566)
Less: claims paid	(261)	(195)
Less: rescissions and denials, net	(32)	(42)
Ending default inventory	13,433	16,963

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of December 31,
	2022	2021
Case reserves (in thousands) (1)	$199,419	$375,396
Total reserves (in thousands) (1)	$216,390	$406,096
Ending default inventory	13,433	16,963
Average case reserve per default (in thousands)	$14.8	$22.1
Average total reserve per default (in thousands)	$16.1	$23.9
Default rate	1.66%	2.16%
Claims received included in ending default inventory	121	60
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million and $1.3 million as of December 31, 2022 and 2021, respectively.

As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. As of December 31, 2022, approximately 99% of the Early COVID Defaults had cured. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Year Ended December 31,
(In thousands)	2022	2021
Reserve for losses and LAE at beginning of year	$407,445	$374,941
Less: Reinsurance recoverables	25,940	19,061
Net reserve for losses and LAE at beginning of year	381,505	355,880
Add provision for losses and LAE occurring in:
Current year	99,372	97,256
Prior years	(274,076)	(66,199)
Incurred losses and LAE during the current year	(174,704)	31,057
Deduct payments for losses and LAE occurring in:
Current year	224	388
Prior years	4,731	5,044
Loss and LAE payments during the current year	4,955	5,432
Net reserve for losses and LAE at end of year	201,846	381,505
Plus: Reinsurance recoverables	14,618	25,940
Reserve for losses and LAE at end of year	$216,464	$407,445

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of December 31, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	6,154	46%	$32,242	16%	$411,624	8%
Four to eleven payments	4,684	35	65,071	33	317,417	21
Twelve or more payments	2,474	18	98,291	49	147,247	67
Pending claims	121	1	3,815	2	4,860	78
Total case reserves (1)	13,433	100%	199,419	100%	$881,148	23
IBNR			14,956
LAE			2,015
Total reserves for losses and LAE (1)			$216,390
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of December 31, 2022.

	As of December 31, 2021
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,113	24%	$20,712	5%	$243,511	9%
Four to eleven payments	5,459	32	77,822	21	349,494	22
Twelve or more payments	7,331	43	274,465	73	470,859	58
Pending claims	60	1	2,397	1	2,852	84
Total case reserves (2)	16,963	100%	375,396	100%	$1,066,716	35
IBNR			28,155
LAE			2,545
Total reserves for losses and LAE (2)			$406,096
_______________________________________________________________________________
(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $1.3 million as of December 31, 2021.

During the year ended December 31, 2022, the provision for losses and LAE was a benefit of $174.7 million, comprised of $274.1 million of favorable prior years' loss development partially offset by a provision of $99.4 million for current year losses. During the year ended December 31, 2021, the provision for losses and LAE was $31.1 million, comprised of $97.3 million of current year losses partially offset by $66.2 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2022	2021
Number of claims paid	261	195
Amount of claims paid	$4,665	$5,204
Claim severity	44%	59%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2022		2021
($ in thousands)	$	%	$	%
Compensation and benefits	$100,302	59%	$101,339	61%
Premium taxes	17,756	10	18,150	11
Other	53,679	31	47,368	28
Total other underwriting and operating expenses	$171,737	100%	$166,857	100%

Number of employees at end of year		346		343

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits decreased primarily due to decreased stock compensation expense and severance associated with the departure of former executives, partially offset by an increase in incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes decreased primarily due to a decrease in our effective premium tax rate.

•Other expenses increased primarily as a result of increases in professional fees, travel expenses, rent expense and a decrease in ceding commission earned under our QSR Agreements, partially offset by a decrease in amortization of net deferred acquisition costs. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the years ended December 31, 2022 and 2021, we incurred interest expense of $15.6 million and $8.3 million, respectively. Interest expense increased due to an increase in the weighted average interest rate on amounts outstanding under the Credit Facility and an increase in the average amounts outstanding under the Credit Facility. For the years ending December 31, 2022 and 2021, the borrowings under the Credit Facility had a weighted average interest rate of 3.42% and 2.07%, respectively. For the year ended December 31, 2022, the average amount outstanding under the Credit Facility was $425.0 million as compared to $331.7 million for the year ended December 31, 2021.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $156.8 million for the year ended December 31, 2022 compared to $140.5 million for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 was 15.9% compared to 17.1% for the year ended December 31, 2021. Our effective income tax rate reflects the amount of earnings or losses generated in the jurisdictions in which we operate, the applicable tax rates and regulations in those jurisdictions, and the impact of discrete items. For the year ended December 31, 2021, income tax expense includes $8.2 million of expense associated with an increase in the estimate of our beginning of the year deferred state income tax liability.

At December 31, 2022 and 2021, we concluded that it was more likely than not that our deferred tax assets would be realized.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

        Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 have been omitted. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 15th, 2022.

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

As of December 31, 2022, we had substantial liquidity with cash of $81.2 million, short-term investments of $252.0 million and fixed maturity investments of $4.5 billion. We also had $400 million of available capacity under the revolving credit component of our Credit Facility, with $425 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $685.2 million at December 31, 2022. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at December 31, 2022.

Management believes that the Company has sufficient liquidity available both at its holding companies and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, to respond to changes in the business or economic environment, to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives. We regularly review potential investments and acquisitions, some of which may be material, that, if consummated, would expand our existing business or result in new lines of business, and at any given time we may be in discussions concerning possible transactions. In February 2023, we announced that Essent US Holdings, Inc. entered into an agreement to acquire the title insurance operations of a subsidiary of Finance of America Companies for $100 million. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.

At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•significant decline in the value of our investments;

•inability to sell investment assets to provide cash to fund operating needs;

•decline in expected revenues generated from operations;

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2022, Essent Guaranty, had unassigned surplus of approximately $314.7 million and Essent Guaranty of PA, Inc. had unassigned surplus of approximately $13.6 million. As of January 1, 2023, Essent Guaranty has dividend capacity of $314.7 million and Essent PA has dividend capacity of $5.3 million. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2022, Essent Re had total equity of $1.5 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. At December 31, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net cash provided by operating activities	$588,817	$709,256	$727,931
Net cash used in investing activities	(398,872)	(583,167)	(1,154,417)
Net cash (used in) provided by financing activities	(190,196)	(147,428)	457,966
Net (decrease) increase in cash	$(251)	$(21,339)	$31,480

Operating Activities

Cash flow provided by operating activities totaled $588.8 million for the year ended December 31, 2022, as compared to $709.3 million for the year ended December 31, 2021 and $727.9 million for the year ended December 31, 2020. The decrease in cash flow from operations of $120.4 million in 2022 compared to 2021 was primarily due to increases in other assets and accounts receivable, as well as income tax payments. The decrease in cash flow from operations of $18.7 million in 2021 compared to 2020 was primarily due to an increase in income tax payments and higher United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) purchased during 2021 as well as higher premiums ceded under third-party reinsurance agreements.

Investing Activities

Cash flow used in investing activities totaled $398.9 million for the year ended December 31, 2022 and primarily related to investing cash flows from the business. Cash flow used in investing activities totaled $583.2 million for the year ended December 31, 2021 and primarily related to investing cash flows from the business and net increased borrowings under the Credit Facility. Cash flow used in investing activities totaled $1.2 billion for the year ended December 31, 2020 and primarily related to investing cash flows from the business, net proceeds of approximately $440 million from the completion of a public offering of common shares in June 2020 and net increased borrowings under the Credit Facility.

Financing Activities

Cash flow used in financing activities totaled $190.2 million for the year ended December 31, 2022 and primarily related to the repurchases of common shares as part of our share repurchase plan, quarterly cash dividends paid in 2022 and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow provided by financing activities totaled $147.4 million for the year ended December 31, 2021 and primarily related to the repurchases of common shares as part of our share repurchase plan, quarterly cash dividends paid in 2021 and treasury stock acquired from employees to satisfy tax withholding obligations, partially offset by net increased borrowings under the Credit Facility. Cash flow used in financing activities totaled $458.0 million for the year ended December 31, 2020 and primarily related to $440 million of net proceeds from the completion of a public offering of common shares in June 2020 and net increased borrowings under the Credit Facility, partially offset by quarterly cash dividends paid in 2020 and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the year ended December 31, 2022, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. totaling $315.0 million. During the year ended December 31, 2022, Essent Guaranty of PA paid a dividend to Essent US Holdings, Inc. totaling $5 million.

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

Essent Guaranty has entered into quota share reinsurance agreements with panels of third-party reinsurers ("QSR" agreements). Each of the third-party reinsurers has an insurer minimum financial strength rating of A- or better by S&P Global Ratings, A.M. Best or both. Under each QSR agreement, Essent Guaranty will cede premiums earned on a percentage of risk on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specified ceding commission, as well as a profit commission that varies directly and inversely with ceded claims. These reinsurance coverages also reduce net risk in force and PMIERs Minimum Required Assets. See Note 5 to our consolidated financial statements.

The following tables summarizes Essent Guaranty's QSR agreements as of December 31, 2022:

QSR Agreement	Eligible Policy Period	Ceding Percentage	Ceding Commission	Profit Commission
QSR-2019	September 1, 2019-December 31, 2020	(1)	20%	63%	(2)
QSR-2022	January 1, 2022-December 31, 2022	20%	20%	62%
QSR-2023	January 1, 2023-December 31, 2023	17.5%	20%	58%
_______________________________________________________________________________
(1)Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.
(2)The initial profit commission on QSR-2019 was up to 60%. Since Essent Guaranty did not exercise its option to terminate this QSR agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn increased to 63% in 2022 and thereafter.

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2022 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,072,667
Contingency reserves	2,105,484
Combined statutory capital	$3,178,151
Combined net risk in force	$32,265,701
Combined risk-to-capital ratio	10.2:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW under through December 31, 2020 and 35% of Essent Guaranty's NIW after December 31, 2020. During the years ended December 31, 2022 and 2021, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of December 31, 2022, Essent Re had total stockholders’ equity of $1.5 billion and net risk in force of $19.5 billion.

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

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

As of December 31, 2022, Essent Guaranty's Available Assets were $3.19 billion or 174% of its Minimum Required Assets were $1.83 billion based on our interpretation of the PMIERs.

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

Financial Condition

Stockholders' Equity

As of December 31, 2022, stockholders’ equity was $4.5 billion compared to $4.2 billion as of December 31, 2021. Stockholders' equity increased primarily due to net income generated in 2022, partially offset by a decrease in accumulated other comprehensive income related to an increase in our net unrealized investment losses associated with increases in market interest rates during the year ended December 31, 2022, the repurchase of common shares under our share repurchase plan, and dividends paid.

Investments

As of December 31, 2022, investments totaled $5.0 billion compared to $5.1 billion as of December 31, 2021. In addition, our total cash was $81.2 million as of December 31, 2022, compared to $81.5 million as of December 31, 2021. The decrease in investments was primarily due to an increase in our net unrealized investment losses primarily due to increases in market interest rates in the during the year ended December 31, 2022, partially offset by investing net cash flows from operations during the year ended December 31, 2022.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$556,438	11.7%	$448,793	9.1%
U.S. agency securities	49,058	1.0	5,504	0.1
U.S. agency mortgage-backed securities	783,743	16.5	1,008,863	20.3
Municipal debt securities(1)	602,690	12.8	627,599	12.7
Non-U.S. government securities	62,399	1.3	79,743	1.6
Corporate debt securities(2)	1,414,321	29.8	1,455,247	29.3
Residential and commercial mortgage securities	511,824	10.8	545,423	11.0
Asset-backed securities	624,561	13.2	581,703	11.7
Money market funds	136,591	2.9	210,012	4.2
Total Investments Available for Sale	$4,741,625	100.0%	$4,962,887	100.0%

_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2022	2021
Special revenue bonds	79.0%	77.1%
General obligation bonds	20.9	20.5
Certificate of participation bonds	—	1.9
Tax allocation bonds	0.1	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2022	2021
Financial	40.5%	33.7%
Consumer, non-cyclical	17.9	19.8
Consumer, cyclical	6.8	7.0
Industrial	6.8	7.0
Utilities	6.1	4.6
Technology	4.9	6.8
Communications	8.4	11.4
Energy	6.4	6.0
Basic Materials	2.1	3.7
Government	0.1	—
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,226,951	46.9%	$2,412,273	48.6%
Aa1	111,342	2.3	96,331	1.9
Aa2	327,742	6.9	354,951	7.2
Aa3	234,994	5.0	221,914	4.5
A1	421,752	8.9	263,820	5.3
A2	411,670	8.7	427,282	8.6
A3	268,928	5.7	274,525	5.5
Baa1	236,793	5.0	305,204	6.1
Baa2	221,308	4.7	274,011	5.5
Baa3	187,117	3.9	240,755	4.9
Below Baa3	93,028	2.0	91,821	1.9
Total Investments Available for Sale	$4,741,625	100.0%	$4,962,887	100.0%
_______________________________________________________________________________
(1)Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2022		December 31, 2021
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,245,839	26.3%	$1,104,397	22.2%
1 to < 2 Years	534,038	11.3	561,297	11.3
2 to < 3 Years	511,701	10.8	539,174	10.9
3 to < 4 Years	525,683	11.1	593,663	12.0
4 to < 5 Years	400,540	8.4	663,127	13.4
5 or more Years	1,523,824	32.1	1,501,229	30.2
Total Investments Available for Sale	$4,741,625	100.0%	$4,962,887	100.0%

Top Ten Investments Available for Sale Holdings

	December 31, 2022
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 2.875% 06/15/2025	$39,908	$40,914	$(1,006)	Aaa
2	US Treasury 1.500% 08/15/2026	31,025	34,413	(3,388)	Aaa
3	Federal Home Loan Banks 0.000% 01/03/2023	27,080	27,077	3	A2
4	US Treasury 0.250% 05/31/2025	23,249	25,585	(2,336)	Aaa
5	US Treasury 2.500% 01/31/2024	19,911	20,389	(478)	Aaa
6	US Treasury 0.000% 02/23/2023	19,879	19,970	(91)	Aaa
7	US Treasury 2.625% 06/30/2023	19,562	19,737	(175)	Aaa
8	US Treasury 2.000% 04/30/2024	19,369	19,470	(101)	Aaa
9	US Treasury 0.875% 06/30/2026	17,584	19,640	(2,056)	Aaa
10	US Treasury 0.125% 10/15/2023	17,003	17,617	(614)	Aaa
Total		$234,570	$244,812	$(10,242)
Percent of Investments Available for Sale		4.9%
_______________________________________________________________________________
(1)As of December 31, 2022, for securities in unrealized loss positions, management believes decline in fair values are principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2022:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	$8,785	$10,851	A1
State of California	$8,737	$8,989	Aa2
San Joaquin Hills Transportation Corridor Agency	$5,947	$7,725	A1
City of Anaheim CA	$5,528	$7,725	A1
Community Hospitals of Central California Obligated Group	$5,289	$7,725	A1
Golden State Tobacco Securitization Corp	$4,113	$5,019	A3
San Francisco City & County Airport Comm-San Francisco International Airport	$3,660	$3,632	A1
City of Carson CA	$3,243	$4,402	Aa3
City of Long Beach CA Harbor Revenue	$3,160	$3,132	Aa1
San Jose Unified School District	$3,075	$4,090	Aaa
Redwoods/The a Community of Seniors	$2,849	$3,740	Aa3
County of Kern CA	$2,720	$2,741	Baa2
City of Los Angeles Department of Airports	$2,641	$2,628	Aa3
Los Angeles Unified School District/CA	$2,601	$3,040	Aa3
Chabot-Las Positas Community College District	$2,526	$2,649	Aa2
University of California	$2,460	$2,512	Aa2
Port of Oakland	$2,271	$2,433	A1
City of Inglewood CA	$2,243	$3,128	Aa2
County of Riverside CA	$2,081	$2,250	Aa2
City of Monterey Park CA	$2,065	$2,967	Aa2
State of California Personal Income Tax Revenue	$1,943	$2,045	Aa3
Foothill-Eastern Transportation Corridor Agency	$1,608	$2,350	A1
Kaiser Foundation Hospitals	$1,277	$1,299	Aa3
Regents of the University of California Medical Center Pooled Revenue	$1,258	$1,361	Aa3
Riverside County Transportation Commission	$1,217	$1,665	A2
City of Torrance CA	$1,095	$1,243	Aa2
City of San Francisco CA Public Utilities Commission Water Revenue	$1,035	$1,362	Aa2
City of El Cajon CA	$924	$1,283	Aa2
County of Sacramento CA	$886	$886	A1
City of El Monte CA	$816	$1,000	Aa2
Alameda Corridor Transportation Authority	$806	$871	A3
Cathedral City Redevelopment Agency Successor Agency	$725	$718	Aa2
Pomona Redevelopment Agency Successor Agency	$658	$700	Aa2
California Independent System Operator Corp	$493	$725	A1
California County Tobacco Securitization Agency	$409	$475	A3
County of San Bernardino CA	$291	$293	Aa1
Oxnard Union High School District	$205	$250	Aa2
City of San Jose CA	$166	$205	Aa2
City of Riverside CA	$149	$155	Aa2
Compton Community College District	$119	$116	Aa3
City of Los Angeles CA	$89	$111	Aa3
	$92,163	$110,491
_______________________________________________________________________________
(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
City of New York NY	$8,957	$8,972	Aa2
New York City Transitional Finance Authority Future Tax Secured Revenue	$7,613	$8,344	Aa1
Port Authority of New York & New Jersey	$7,500	$8,367	Aa3
State of New York Personal Income Tax Revenue	$7,116	$7,323	Aa1
Metropolitan Transportation Authority	$6,502	$6,988	A3
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	$6,166	$7,211	Aa1
University of Rochester	$3,234	$3,234	Aa3
New York City Water & Sewer System	$2,843	$2,924	Aa1
Triborough Bridge & Tunnel Authority	$2,661	$2,643	Aa3
Research Foundation of State University of New York/The	$2,139	$2,470	A1
City of Yonkers NY	$2,111	$2,290	A3
Rochester Institute of Technology	$2,068	$2,223	A1
Long Island Power Authority	$1,679	$1,677	A2
New York State Dormitory Authority	$1,604	$1,604	Aa3
New York City Transitional Finance Authority Building Aid Revenue	$1,485	$1,497	Aa2
Trustees of Columbia University in the City of New York/The	$1,306	$1,310	Aaa
State of New York Sales Tax Revenue	$1,166	$1,489	Aa1
State University of New York Dormitory Facilities Revenue	$856	$1,000	Aa3
Yankee Stadium LLC	$671	$793	A1
County of Nassau NY	$274	$274	A1
	$67,951	$72,633
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

Material Cash Requirement from Known Contractual and Other Obligations

As of December 31, 2022, the approximate future cash requirements from known contractual and other obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facility borrowings	$425,000	$—	$—	$425,000	$—
Estimated loss and LAE payments (1)	216,464	57,198	115,508	43,758	—
Operating lease obligations	16,831	4,302	4,667	2,535	5,327
Unfunded investment commitments (2)	117,400	117,400	—	—	—
Total	$775,695	$178,900	$120,175	$471,293	$5,327
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

We lease office space in Pennsylvania, North Carolina, New York, Virginia and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2023 under the non-cancelable sublease.

In February 2023 we announced that Essent US Holdings, Inc. entered into an agreement to acquire the title insurance operations of a subsidiary of Finance of America Companies for $100 million. The closing of this transaction is expected to occur in the third quarter of 2023 and is subject to regulatory approvals.

Off-Balance Sheet Arrangements

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of December 31, 2022, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.5 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 5 to our consolidated financial statements for additional information.

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

An investment security is impaired if the fair value of the security is less than its amortized cost basis. Under the current guidance we determine whether the impairment has resulted from a credit loss or other factors. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses, up to the amount of the impairment when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis. Under the previous other-than-temporary impairment model for available-for-sale investment securities, a security impairment was deemed other-than-temporary if we either intend to sell the security, or it was more likely than not that we would be required to sell the security before recovery or we did not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2022, 2021 and 2020, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer was current on its scheduled interest and principal payments. We recorded impairments of $12.7 million in the year ended December 31, 2022. We recorded other-than-temporary impairments of $0.4 million in the year ended December 31, 2020. The impairments resulted from our intent to sell these securities subsequent to the reporting date. There were no impairments in the year ended December 31, 2021.

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

At December 31, 2022, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Auditor Firm ID: 238)	82
Consolidated Balance Sheets	84
Consolidated Statements of Comprehensive Income	85
Consolidated Statements of Changes in Stockholders' Equity	86
Consolidated Statements of Cash Flows	87
Notes to Consolidated Financial Statements	88
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2022	118
Schedule II—Condensed Financial Information of Registrant at December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022	119
Schedule IV—Reinsurance for the years ended December 31, 2022, 2021 and 2020	123

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Reserve for Losses and Loss Adjustment Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s recorded reserve for losses and loss adjustment expenses of $216 million as of December 31, 2022 is based on management’s best estimate of ultimate claim costs for defaulted loans. Upon notification that a borrower has defaulted, management considers internal and third-party information and models to determine the likelihood that a default will reach claim status and projects the amount that the Company will pay if a default becomes a claim. Management’s estimates of claim rates and claim sizes will be influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and management’s best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of the Company’s insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to management’s estimates of claim rates and claim sizes, including management’s assumptions related to the macroeconomic factors and their assessment of the relevance of internal and third-party historical default data and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of the reserve for losses and loss adjustment expenses, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the reserve for losses and loss adjustment expenses using Company and historical mortgage insurance industry data and comparing this independent estimate to management’s recorded reserve. Developing the independent estimate involved independently estimating claim rates and claim sizes, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s assumptions related to macroeconomic factors based on broader sector experience and management’s assessment of internal and third-party historical default data.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 17, 2023

We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2022 — $4,932,574; 2021 — $4,584,521)	$4,489,598	$4,649,800
Short-term investments available for sale, at fair value (amortized cost: 2022 — $252,282; 2021 — $313,086)	252,027	313,087
Total investments available for sale	4,741,625	4,962,887
Other invested assets	257,941	170,472
Total investments	4,999,566	5,133,359
Cash	81,240	81,491
Accrued investment income	33,162	26,546
Accounts receivable	57,399	46,157
Deferred policy acquisition costs	9,910	12,178
Property and equipment (at cost, less accumulated depreciation of $67,352 in 2022 and $64,340 in 2021)	19,571	11,921
Prepaid federal income tax	418,460	360,810
Other assets	104,489	49,712
Total assets	$5,723,797	$5,722,174

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$216,464	$407,445
Unearned premium reserve	162,887	185,385
Net deferred tax liability	356,810	373,654
Credit facility borrowings (at carrying value, less unamortized deferred costs of $4,136 in 2022 and $5,177 in 2021)	420,864	419,823
Other accrued liabilities	104,463	99,753
Total liabilities	1,261,488	1,486,060
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 107,683 shares in 2022 and 109,377 shares in 2021	1,615	1,641
Additional paid-in capital	1,350,377	1,428,952
Accumulated other comprehensive (loss) income	(382,790)	50,707
Retained earnings	3,493,107	2,754,814
Total stockholders' equity	4,462,309	4,236,114
Total liabilities and stockholders' equity	$5,723,797	$5,722,174

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Revenues:
Net premiums written	$820,029	$807,492	$834,113
Decrease in unearned premiums	22,498	65,051	28,451
Net premiums earned	842,527	872,543	862,564
Net investment income	124,409	88,765	80,087
Realized investment (losses) gains, net	(13,172)	418	2,697
Income (loss) from other invested assets	28,676	56,386	(215)
Other income	18,384	10,398	10,021
Total revenues	1,000,824	1,028,510	955,154

Losses and expenses:
(Benefit) provision for losses and LAE	(174,704)	31,057	301,293
Other underwriting and operating expenses	171,733	166,857	154,691
Interest expense	15,608	8,282	9,074
Total losses and expenses	12,637	206,196	465,058

Income before income taxes	988,187	822,314	490,096
Income tax expense	156,834	140,531	77,055
Net income	$831,353	$681,783	$413,041

Earnings per share:
Basic	$7.75	$6.13	$3.89
Diluted	7.72	6.11	3.88

Weighted average shares outstanding:
Basic	107,205	111,164	106,098
Diluted	107,653	111,555	106,376

Net income	$831,353	$681,783	$413,041

Other comprehensive (loss) income:
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $(75,013) in 2022, $(15,477) in 2021 and $16,836 in 2020	(433,497)	(87,567)	82,087
Total other comprehensive (loss) income	(433,497)	(87,567)	82,087
Comprehensive income	$397,856	$594,216	$495,128

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31,
(In thousands)	2022	2021	2020
Common Shares
Balance, beginning of year	$1,641	$1,686	$1,476
Issuance of common shares	—	—	207
Issuance of management incentive shares	9	9	5
Cancellation of treasury stock	(35)	(54)	(2)
Balance, end of year	1,615	1,641	1,686

Additional Paid-In Capital
Balance, beginning of year	1,428,952	1,571,163	1,118,655
Issuance of common shares, net of issuance costs of $18,888 in 2020	—	—	439,755
Dividends and dividend equivalents declared	932	755	648
Issuance of management incentive shares	(9)	(9)	(5)
Stock-based compensation expense	18,381	20,844	18,462
Cancellation of treasury stock	(97,879)	(163,801)	(6,352)
Balance, end of year	1,350,377	1,428,952	1,571,163

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	50,707	138,274	56,187
Other comprehensive (loss) income	(433,497)	(87,567)	82,087
Balance, end of year	(382,790)	50,707	138,274

Retained Earnings
Balance, beginning of year	2,754,814	2,151,510	1,808,527
Net income	831,353	681,783	413,041
Dividends and dividend equivalents declared	(93,060)	(78,479)	(70,058)
Balance, end of year	3,493,107	2,754,814	2,151,510

Treasury Stock
Balance, beginning of year	—	—	—
Treasury stock acquired	(97,914)	(163,855)	(6,354)
Cancellation of treasury stock	97,914	163,855	6,354
Balance, end of year	—	—	—

Total Stockholders' Equity	$4,462,309	$4,236,114	$3,862,633

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating Activities
Net income	$831,353	$681,783	$413,041
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	13,172	(418)	(2,697)
(Income) loss from other invested assets	(28,676)	(56,386)	215
Distribution of income from other invested assets	14,105	25,730	1,277
Depreciation and amortization	3,024	3,379	3,328
Stock-based compensation expense	18,381	20,844	18,462
Amortization of premium on investment securities	18,347	33,739	23,393
Deferred income tax provision	58,168	84,022	38,653
Change in:
Accrued investment income	(6,616)	(6,598)	(1,413)
Accounts receivable	(11,211)	3,337	(8,848)
Deferred policy acquisition costs	2,268	4,827	(1,300)
Prepaid federal income tax	(57,650)	(58,174)	(40,751)
Other assets	(50,333)	(3,948)	(16,840)
Reserve for losses and LAE	(190,981)	32,504	305,579
Unearned premium reserve	(22,498)	(65,051)	(28,451)
Other accrued liabilities	(2,036)	9,666	24,283
Net cash provided by operating activities	588,817	709,256	727,931

Investing Activities
Net change in short-term investments	61,060	413,773	(411,498)
Purchase of investments available for sale	(1,378,231)	(2,270,701)	(1,575,082)
Proceeds from maturities and paydowns of investments available for sale	247,296	266,930	262,321
Proceeds from sales of investments available for sale	747,883	1,067,882	577,409
Purchase of other invested assets	(74,620)	(67,397)	(17,012)
Return of investment from other invested assets	1,721	8,844	11,891
Purchase of property and equipment	(3,981)	(2,498)	(2,446)
Net cash used in investing activities	(398,872)	(583,167)	(1,154,417)

Financing Activities
Issuance of common shares, net of costs	—	—	439,962
Credit facility borrowings	—	225,000	200,000
Credit facility repayments	—	(125,000)	(100,000)
Treasury stock acquired	(97,914)	(163,855)	(6,354)
Payment of issuance costs for credit facility	(154)	(5,849)	(6,232)
Dividends paid	(92,128)	(77,724)	(69,410)
Net cash (used in) provided by financing activities	(190,196)	(147,428)	457,966

Net (decrease) increase in cash	(251)	(21,339)	31,480
Cash at beginning of year	81,491	102,830	71,350
Cash at end of year	$81,240	$81,491	$102,830

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(98,006)	$(55,799)	$(38,705)
Interest payments	(13,595)	(6,951)	(8,263)

Noncash Transactions
Repayment of borrowings with term loan proceeds	—	(225,000)	(325,000)
Operating lease liabilities arising from obtaining right-of-use assets	$10,035	$15	$805

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. ("Essent Guaranty"), which is domiciled in the state of Pennsylvania. Essent Guaranty is headquartered in Radnor, Pennsylvania and maintains an operations center in Winston-Salem, North Carolina. Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia.

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

In addition to offering mortgage insurance, we provide contract underwriting services on a limited basis through CUW Solutions, LLC ("CUW Solutions"), a Delaware limited liability company, that provides, among other things, mortgage contract underwriting services to lenders and mortgage insurance underwriting services to affiliates. CUW Solutions is headquartered in Radnor, Pennsylvania and it maintains an operations center in Winston-Salem, North Carolina that is subleased from Essent Guaranty.

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

	2022		2021
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$2,809	$(2,249)	$2,321	$(2,143)
Office equipment	1,012	(894)	906	(842)
Computer hardware	11,125	(10,607)	10,666	(9,962)
Purchased software	39,015	(38,358)	38,466	(38,046)
Costs of internal-use software	14,683	(11,332)	12,500	(10,028)
Leasehold improvements	5,171	(3,912)	4,987	(3,319)
Total	$73,815	$(67,352)	$69,846	$(64,340)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $3.6 million, $5.8 million and $10.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of deferred policy acquisition costs totaled $5.8 million, $10.6 million and $8.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 94% of earned premium in 2022. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $20.8 million and $63.8 million of earned premium related to policy cancellations for the years ended December 31, 2022 and 2021, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2022 and 2021, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

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

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provides optional expedients and exceptions for applying generally accepted accounting principles to contract, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06, as reference rate reform activities occur. The adoption of, and future elections under, this ASU are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts and other transactions.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments

Investments available for sale consist of the following:

December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$584,173	$341	$(28,076)	$556,438
U.S. agency securities	49,059	7	(8)	49,058
U.S. agency mortgage-backed securities	898,675	258	(115,190)	783,743
Municipal debt securities (1)	661,934	2,010	(61,254)	602,690
Non-U.S. government securities	69,651	—	(7,252)	62,399
Corporate debt securities (2)	1,546,513	1,195	(133,387)	1,414,321
Residential and commercial mortgage securities	577,915	390	(66,481)	511,824
Asset-backed securities	660,345	72	(35,856)	624,561
Money market funds	136,591	—	—	136,591
Total investments available for sale	$5,184,856	$4,273	$(447,504)	$4,741,625

December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$447,926	$3,833	$(2,966)	$448,793
U.S. agency securities	5,501	3	—	5,504
U.S. agency mortgage-backed securities	1,005,611	13,365	(10,113)	1,008,863
Municipal debt securities (1)	598,764	30,122	(1,287)	627,599
Non-U.S. government securities	77,366	3,232	(855)	79,743
Corporate debt securities (2)	1,428,645	36,067	(9,465)	1,455,247
Residential and commercial mortgage securities	541,638	10,452	(6,667)	545,423
Asset-backed securities	582,144	1,673	(2,114)	581,703
Money market funds	210,012	—	—	210,012
Total investments available for sale	$4,897,607	$98,747	$(33,467)	$4,962,887
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2022	2021
Special revenue bonds	79.0%	77.1%
General obligation bonds	20.9	20.5
Certificate of participation bonds	—	1.9
Tax allocation bonds	0.1	0.5
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2022	2021
Financial	40.5%	33.7%
Consumer, non-cyclical	17.9	19.8
Communications	8.4	11.4
Consumer, cyclical	6.8	7.0
Industrial	6.8	7.0
Energy	6.4	6.0
Utilities	6.1	4.6
Technology	4.9	6.8
Basic Materials	2.1	3.7
Government	0.1	—
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments available for sale at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$175,645	$173,828
Due after 1 but within 5 years	355,565	335,166
Due after 5 but within 10 years	38,584	33,967
Due after 10 years	14,379	13,477
Subtotal	584,173	556,438
U.S. agency securities:
Due in 1 year	47,433	47,434
Due after 1 but within 5 years	1,626	1,624
Subtotal	49,059	49,058
Municipal debt securities:
Due in 1 year	6,974	6,932
Due after 1 but within 5 years	151,110	148,538
Due after 5 but within 10 years	154,029	143,560
Due after 10 years	349,821	303,660
Subtotal	661,934	602,690
Non-U.S. government securities:
Due in 1 year	10,021	9,979
Due after 1 but within 5 years	33,761	32,536
Due after 5 but within 10 years	5,532	4,397
Due after 10 years	20,337	15,487
Subtotal	69,651	62,399
Corporate debt securities:
Due in 1 year	250,596	248,482
Due after 1 but within 5 years	715,711	684,102
Due after 5 but within 10 years	419,632	355,500
Due after 10 years	160,574	126,237
Subtotal	1,546,513	1,414,321
U.S. agency mortgage-backed securities	898,675	783,743
Residential and commercial mortgage securities	577,915	511,824
Asset-backed securities	660,345	624,561
Money market funds	136,591	136,591
Total investments available for sale	$5,184,856	$4,741,625

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of realized investment (losses) gains, net on the consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Realized gross gains	$14,420	$4,044	$5,608
Realized gross losses	14,864	3,626	2,482
Impairment loss	12,728	—	429

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$321,848	$(12,381)	$169,795	$(15,695)	$491,643	$(28,076)
U.S. agency securities	7,117	(8)	—	—	7,117	(8)
U.S. agency mortgage-backed securities	351,310	(34,193)	415,743	(80,997)	767,053	(115,190)
Municipal debt securities	335,784	(41,620)	64,766	(19,634)	400,550	(61,254)
Non-U.S. government securities	48,071	(2,914)	14,328	(4,338)	62,399	(7,252)
Corporate debt securities	811,217	(69,415)	421,307	(63,972)	1,232,524	(133,387)
Residential and commercial mortgage securities	265,934	(22,628)	242,366	(43,853)	508,300	(66,481)
Asset-backed securities	333,080	(15,454)	258,572	(20,402)	591,652	(35,856)
Total	$2,474,361	$(198,613)	$1,586,877	$(248,891)	$4,061,238	$(447,504)

	Less than 12 months		12 months or more		Total
December 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$207,122	$(2,170)	$28,012	$(796)	$235,134	$(2,966)
U.S. agency mortgage-backed securities	582,108	(9,414)	26,131	(699)	608,239	(10,113)
Municipal debt securities	91,719	(1,281)	312	(6)	92,031	(1,287)
Non-U.S. government securities	22,986	(855)	—	—	22,986	(855)
Corporate debt securities	522,120	(7,200)	46,875	(2,265)	568,995	(9,465)
Residential and commercial mortgage securities	268,617	(5,200)	38,256	(1,467)	306,873	(6,667)
Asset-backed securities	339,137	(1,954)	13,101	(160)	352,238	(2,114)
Total	$2,033,809	$(28,074)	$152,687	$(5,393)	$2,186,496	$(33,467)

At December 31, 2022 and 2021, we held 2,578 and 1,180 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at December 31, 2022 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that 98% of the securities at December 31, 2022 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $12.7 million in the year ended December 31, 2022. We recorded other-than-temporary impairments of $0.4 million in the year ended December 31, 2020 for securities in an unrealized loss position. The impairments resulted from our intent to sell these securities subsequent to the reporting date. There were no impairments in the year ended December 31, 2021.

The Company's other invested assets at December 31, 2022 and December 31, 2021 totaled $257.9 million and $170.5 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Through June 30, 2021, unrealized gains and losses reported by these entities were included in other comprehensive income (“OCI”). Subsequent to June 30, 2021, management concluded that unrealized gains and losses on these investments should be reflected in earnings rather than OCI. Income from other invested assets for the year ended December 31, 2021 includes $7.6 million of net unrealized gains that were accumulated in OCI at December 31, 2020.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $165.7 million as of December 31, 2022. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At December 31, 2022, maximum future funding commitments were $42.9 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next two to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.1 million at December 31, 2022 and $9.7 million at December 31, 2021. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $972.4 million at December 31, 2022 and $982.6 million at December 31, 2021. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 5). The fair value of the assets on deposit was $8.6 million at December 31, 2022 and $8.5 million at December 31, 2021. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.1 million at December 31, 2022 and $9.0 million at December 31, 2021.

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Fixed maturities	$129,530	$94,117	$83,313
Short-term investments	2,319	171	1,669
Gross investment income	131,849	94,288	84,982
Investment expenses	(7,440)	(5,523)	(4,895)
Net investment income	$124,409	$88,765	$80,087

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2022	2021
Premiums receivable	$46,228	$42,988
Other receivables	11,171	3,169
Total accounts receivable	57,399	46,157
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$57,399	$46,157
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

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net premiums written:
Direct	$927,702	$918,406	$922,851
Ceded (1)	(107,673)	(110,914)	(88,738)
Net premiums written	$820,029	$807,492	$834,113

Net premiums earned:
Direct	$950,200	$983,457	$951,302
Ceded (1)	(107,673)	(110,914)	(88,738)
Net premiums earned	$842,527	$872,543	$862,564
_______________________________________________________________________________
(1)Net of profit commission.

Quota Share Reinsurance

Essent Guaranty has entered into quota share reinsurance agreements with panels of third-party reinsurers ("QSR" agreements). Each of the third-party reinsurers has an insurer minimum financial strength rating of A- or better by S&P Global Ratings, A.M. Best or both. Under each QSR agreement, Essent Guaranty will cede premiums earned on a percentage of risk on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specified ceding commission, as well as a profit commission that varies directly and inversely with ceded claims. Essent Guaranty has certain termination rights under each QSR agreement, including the option to terminate each QSR agreement subject to a termination fee.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of December 31, 2022:

QSR Agreement	Coverage Period	Ceding Percentage	Ceding Commission	Profit Commission
QSR-2019	September 1, 2019-December 31, 2020	(1)	20%	63%	(2)
QSR-2022	January 1, 2022-December 31, 2022	20%	20%	62%
_______________________________________________________________________________
(1)Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.
(2)The original profit commission on QSR-2019 was up to 60%; however because Essent Guaranty did not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn increased to 63% in 2022 and thereafter.

Total RIF ceded under QSR 2019 and QSR 2022 was $6.9 billion as of December 31, 2022.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarizes Essent Guaranty's excess of loss reinsurance agreements as of December 31, 2022:

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
(2)If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of December 31, 2022:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2015 & 2016	$5,931,479	$1,610,997	$41,764	$—		$41,764	$206,843
2017	5,810,456	1,527,469	225,562	85,627	(7)	311,189	216,143
2018	6,620,816	1,708,129	325,537	76,144	(8)	401,681	248,675
2019 (3)	8,185,651	2,108,121	418,006	46,448	(9)	464,454	214,708
2020 & 2021 (4)	40,676,403	10,206,068	451,093	—		451,093	278,919
2021 (5)	41,455,845	11,027,751	410,778	—		410,778	279,400
2021 & 2022 (9)	75,406,975	20,284,551	—	141,992		141,992	$507,114
2021 & 2022 (10)	33,815,842	9,079,729	237,868	—		237,868	$303,761
Total	$217,903,467	$57,552,815	$2,110,608	$350,211		$2,460,819	$2,028,750	(11)
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of December 31, 2022:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2018-1 Ltd.	$225,562	$215	$27	$242
Radnor Re 2019-1 Ltd.	325,537	(2,080)	67	(2,013)
Radnor Re 2019-2 Ltd.	41,764	(1,450)	1	(1,449)
Radnor Re 2020-1 Ltd.	418,006	(1,398)	79	(1,319)
Radnor Re 2021-1 Ltd.	451,093	(4,441)	95	(4,346)
Radnor Re 2021-2 Ltd.	410,778	(2,772)	171	(2,601)
Radnor Re 2022-1 Ltd.	237,868	979	86	1,065
Total	$2,110,608	$(10,947)	$526	$(10,421)

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

(In thousands)	2022	2021	2020
Reserve for losses and LAE at beginning of year	$407,445	$374,941	$69,362
Less: Reinsurance recoverables	25,940	19,061	71
Net reserve for losses and LAE at beginning of year	381,505	355,880	69,291
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	99,372	97,256	317,516
Prior years	(274,076)	(66,199)	(16,223)
Net incurred losses and LAE during the current year	(174,704)	31,057	301,293
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	224	388	1,018
Prior years	4,731	5,044	13,686
Net loss and LAE payments during the current year	4,955	5,432	14,704
Net reserve for losses and LAE at end of year	201,846	381,505	355,880
Plus: Reinsurance recoverables	14,618	25,940	19,061
Reserve for losses and LAE at end of year	$216,464	$407,445	$374,941

For the year ended December 31, 2022, $4.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $274.1 million favorable prior year development during the year ended December 31, 2022. Reserves remaining as of December 31, 2022 for prior years are $102.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2021, $5.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $66.2 million favorable prior year development during the year ended December 31, 2021. Reserves remaining as of December 31, 2021 for prior years were $284.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of COVID-19, unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 and through 2022. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment has increased the number of delinquencies on the mortgages that we insure and has the potential to increase claim frequencies on defaults.

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

Based on the fiscal stimulus, forbearance programs and the foreclosure moratoriums put in place and the credit characteristics of the defaulted loans, we expected the ultimate number of Early COVID Defaults that result in claims would be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the initial risk in force for the Early COVID Defaults. The reserve for the Early COVID Defaults had not been adjusted as of December 31, 2021. As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. As of December 31, 2022, approximately 99% of the Early COVID Defaults had cured. Due to the level of Early COVID Defaults remaining in the default inventory, during the third quarter, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. The transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

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

In September 2022, Hurricane Ian made landfall in Florida and caused property damage in certain counties. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where estimated restoration costs from damage to the property underlying a mortgage equal 20% or more of the property’s original value and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. This event has not materially affected our reserves as of December 31, 2022. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies.

The following table summarizes incurred loss and allocated loss adjustment expense development, net of reinsurance, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2013 to 2021 is presented as supplementary information.

	Incurred Loss and Allocated LAE, For the Years Ended December 31,										As of December 31, 2022
(In thousands)											Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$2,986	$2,461	$2,008	$1,997	$2,060	$2,058	$2,058	$2,058	$2,058	$2,058	$—	51
2014		6,877	4,312	3,323	2,984	2,930	2,897	2,882	2,869	2,870	1	92
2015			14,956	9,625	8,893	8,439	8,461	8,323	8,410	8,434	7	213
2016				21,889	11,890	9,455	9,219	8,972	8,614	8,861	27	244
2017					38,178	16,261	12,202	11,488	11,249	11,550	64	327
2018						36,438	23,168	19,536	17,402	17,249	188	492
2019							50,562	39,085	23,649	24,223	823	693
2020								317,516	269,410	53,045	3,550	1,156
2021									97,256	38,551	2,866	1,349
2022										99,372	7,430	10,768
Total										$266,213

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2022.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2013 through 2021 is presented as supplementary information.

(In thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
	Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$239	$928	$1,501	$1,775	$1,880	$2,058	$2,058	$2,058	$2,058	$2,058
2014		138	1,587	2,463	2,787	2,897	2,882	2,867	2,856	2,856
2015			544	3,610	6,960	7,535	7,961	8,055	8,226	8,335
2016				927	4,896	6,947	7,864	8,270	8,205	8,468
2017					633	5,370	9,156	10,257	10,536	10,620
2018						1,310	8,067	13,406	13,927	14,536
2019							1,288	8,049	10,717	12,392
2020								1,018	2,499	4,022
2021									388	856
2022										224
Total										$64,367
All outstanding liabilities before 2013, net of reinsurance										—
Reserve for losses and LAE, net of reinsurance										$201,846

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the reserve for losses and LAE at December 31, 2022:

(In thousands)	December 31, 2022
Reserve for losses and LAE, net of reinsurance	$201,846
Reinsurance recoverables on unpaid claims	14,618
Total gross reserve for losses and LAE	$216,464

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2022 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7	8	9	10

Average Payout	5%	31%	25%	9%	4%	2%	1%	0%	0%	0%

Note 7. Debt Obligations

Credit Facility

On December 10, 2021, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), entered into a third amended and restated, five-year secured credit facility with a committed capacity of $825 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured credit facility entered into on October 14, 2020, and provides for an increase in the revolving credit facility from $300 million to $400 million. At closing, $425 million of new term loans were issued, with $225 million of the proceeds used to repay the existing term loan outstanding at Essent Group. Essent US Holdings, Inc. ("Essent Holdings") used cash to repay its $100 million existing term loan outstanding. The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

commitment fee rate at December 31, 2022 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 16). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of December 31, 2022, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Credit Facility with a weighted average interest rate of 6.02%. As of December 31, 2021, $425 million had been borrowed with a weighted average interest rate of 1.79%.

Note 8. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For each of the years ended December 31, 2022 and 2021, we paid less than $0.1 million related to remedies. As of December 31, 2022, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2022 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2022, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to ten years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $13.1 million and $6.4 million as of December 31, 2022 and 2021, respectively, are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $15.0 million and $8.0 million as of December 31, 2022 and 2021, respectively, are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $3.8 million, $2.6 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents lease cost and other lease information as of and for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Lease cost:
Operating lease cost	$3,908	$2,699	$2,532
Short-term lease cost	—	2	19
Sublease income	(138)	(135)	(131)
Total lease cost	$3,770	$2,566	$2,420

Other information:
Weighted average remaining lease term - operating leases	6.9 years	2.8 years	3.8 years
Weighted average discount rate - operating leases	3.6%	4.0%	3.9%

The following table presents a maturity analysis of our lease liabilities as follows at December 31, 2022:

Year Ended December 31 (In thousands)
2023	$4,302
2024	2,603
2025	2,064
2026	1,277
2027	1,258
2028 and thereafter	5,327
Total lease payments to be paid	16,831
Less: Future interest expense	(1,880)
Present value of lease liabilities	$14,951

The maturity analysis of our lease liabilities shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2023 under the non-cancelable sublease.

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

Dividends

During the third quarter of 2019, the Board of Directors declared Essent's inaugural quarterly cash dividend of $0.15 per common share which was paid in September 2019. In each subsequent quarter, we declared and paid quarterly cash dividends on our common shares. The following table presents the amounts declared and paid per common share each quarter:

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Quarter Ended	2022	2021	2020
March 31	$0.20	$0.16	$0.16
June 30	0.21	0.17	0.16
September 30	0.22	0.18	0.16
December 31	0.23	0.19	0.16

Total dividends per common share declared and paid	$0.86	$0.70	$0.64

In February 2023, the Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on March 20, 2023, to shareholders of record on March 10, 2023.

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. During the year ended December 31, 2021, the Company repurchased 3,469,560 common shares at a cost of $157.8 million leaving $92.2 million remaining unused under the authorized repurchase plan. During the year ended December 31, 2022, the Company repurchased 2,136,961 common shares at a cost of $92.2 million, completing the May 2021 repurchase plan. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2022 and 2021. In May 2022, the Board of Directors approved a new share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. There were no share repurchases under the 2022 plan, leaving $250.0 million remaining unused under the authorized repurchase plan as of December 31, 2022.

Note 10. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle the holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan. As of December 31, 2022, there were 2.8 million common shares available for future grant under the 2013 Plan.

In February of each year, 2017 through 2020, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards vest in three equal yearly installments commencing on March 1 of the year following the grant year. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commences on January 1 of the grant year and vest on March 1 following the end of the performance period.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2020 Performance-Based Grants		2019 Performance-Based Grants		2018 Performance-Based Grants		2017 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<13%	0%	<14%	0%	<15%	0%	<16%	0%
Threshold	13%	10%	14%	10%	15%	25%	16%	25%
	14%	35%	15%	35%	16%	50%	17%	50%
	15%	60%	16%	60%	17%	75%	18%	75%
	16%	85%	17%	85%
Maximum	≥17%	100%	≥18%	100%	≥18%	100%	≥19%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown. The compounded annual book value per share growth for each of the 2017, 2018, 2019 and 2020 performance-based grants exceeded the maximum performance level and have vested or will vest at 100%.

In February 2021, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2021 vest in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February 2021 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2021 and vest on March 1, 2024. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	14% "Target"	100%	150%	200%
	12%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	6%	0%	50%	100%

In February and May 2022, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2022 vest in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February 2022 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2022 and vest on March 1, 2025. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	13% "Target"	100%	150%	200%
	11%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	5%	0%	50%	100%

In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above for the 2022 or 2021 performance-based share awards, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2022 and 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 and 2020 awards vested or will vest on March 1, 2022 and March 1, 2023, respectively, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards is $4.0 million. As of December 31, 2022, there was $0.4 million of unrecognized compensation expense related to amending these awards and we expect to recognize the expense over a weighted average period of 0.2 years.

In January 2017, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2018, 2019 and 2020. In January 2020, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2021, 2022 and 2023. In connection with our incentive program covering bonus awards for performance years 2016 through 2021, in February following each performance year, time-based share units were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.

In May of each year, 2019 through 2022, time-based share units were granted to non-employee directors that vest one year from the date of grant.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarize nonvested common share, nonvested common share unit and DEU activity for the year ended December 31:

	2022
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75
Granted	308	14.83	87	46.15	161	42.56	25	40.28
Vested	(139)	45.32	(86)	45.07	(192)	47.53	(14)	41.29
Forfeited	(22)	15.45	(3)	46.91	(80)	48.73	(2)	42.70
Outstanding at end of year	647	$20.99	138	$45.94	350	$45.51	37	$40.86

	2021
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66
Granted	281	15.64	93	43.67	212	46.96	17	44.86
Vested	(113)	45.02	(98)	45.40	(214)	43.74	(9)	38.53
Forfeited	(31)	24.33	(8)	44.94	(29)	48.85	(1)	40.53
Outstanding at end of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75

	2020
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	394	$42.02	169	$41.31	351	$39.78	5	$51.11
Granted	109	51.52	69	51.52	350	48.75	19	$35.42
Vested	(140)	36.29	(85)	40.47	(192)	37.76	(3)	49.79
Forfeited	—	N/A	—	N/A	(17)	50.04	—	33.86
Outstanding at end of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66

The total fair value of nonvested shares, share units or DEUs that vested was $18.4 million, $19.5 million and $18.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $15.7 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2022 and we expect to recognize the expense over a weighted average period of 2.2.

In January 2023, 301,495 nonvested common share units were issued to all vice president and staff level employees and are subject to time-based vesting. In connection with our incentive program covering bonus awards for performance year 2022, in February 2023, 75,581 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2023, 394,319 nonvested common shares were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 133,011, 135,616 and 141,801 in 2022, 2021 and 2020, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2022 and 2021.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units were as follows for the years ended December 31:

(In thousands)	2022	2021	2020
Compensation expense	$18,381	$20,844	$18,462
Income tax benefit	3,636	4,088	3,511

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2022, Essent Guaranty had unassigned surplus of approximately $314.7 million and Essent PA had unassigned surplus of approximately $13.6 million. As of January 1, 2023, Essent Guaranty has dividend capacity of $314.7 million and Essent PA has dividend capacity of $5.3 million.

Under PMIERs guidance issued by the GSEs effective June 30, 2020 through June 30, 2021, Essent Guaranty was required to obtain GSE written approval before paying a dividend. As a result of PMIERs guidance issued by the GSEs on June 30, 2021, Essent Guaranty could pay a dividend without prior GSE approval in the three months ended September 30, 2021 as long as the dividend payment would not cause its Available Assets to fall below 150% of its Minimum Required Assets. In addition, the guidance specified that Essent Guaranty could pay a dividend without prior GSE approval in the three months ended December 31, 2021 as long as the dividend payment would not cause its Available Assets to fall below 115% of its Minimum Required Assets. During the year ended December 31, 2022 and 2021, Essent Guaranty paid to its parent, Essent Holdings, dividends totaling $315.0 million and $247.2 million, respectively. Essent Guaranty paid no dividends to Essent Group or any intermediate holding companies in the year ended December 31, 2020. During the year ended December 31, 2022, Essent PA paid to its parent, Essent Holdings, dividends totaling $5 million, Essent PA did not pay a dividend in 2021 or 2020.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2022, Essent Re had total equity of $1.5 billion.

At December 31, 2022, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

For the year ended December 31, 2022, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Income tax expense which is generated in the U.S. consists of the following components for the years ended December 31:

(In thousands)	2022	2021	2020
Current	$98,666	$56,509	$38,402
Deferred	58,168	84,022	38,653
Total income tax expense	$156,834	$140,531	$77,055

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2022, pre-tax income attributable to Bermuda and U.S. operations was $282.5 million and $705.6 million, respectively, as compared to $217.3 million and $605.0 million, respectively, for the year ended December 31, 2021 and $129.3 million and $360.8 million, respectively, for the year ended December 31, 2020.

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction (i.e. U.S. 21%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

	2022		2021		2020
($ in thousands)	$	% of pretax income	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$148,176	15.0%	$127,046	15.5%	$75,763	15.5%
State taxes, net of federal benefit	6,306	0.6	11,295	1.4	—	0.0
Non-deductible expenses	4,041	0.4	3,652	0.4	2,482	0.5
Tax exempt interest, net of proration	(1,463)	(0.1)	(1,606)	(0.2)	(1,462)	(0.3)
Excess tax (benefit) deficit from stock-based compensation	75	0.0	61	—	(599)	(0.1)
Other	(301)	0.0	83	0.0	871	0.1
Total income tax expense	$156,834	15.9%	$140,531	17.1%	$77,055	15.7%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2022	2021
Deferred tax assets	$91,729	$29,100
Deferred tax liabilities	(448,539)	(402,754)
Net deferred tax liability	$(356,810)	$(373,654)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2022	2021
Contingency reserves	$(432,265)	$(372,336)
Unrealized (gain) loss on investments	60,439	(14,573)
Unearned premium reserve	14,099	12,539
Investments in limited partnerships	(13,907)	(13,002)
Accrued expenses	6,257	6,076
Unearned ceding commissions	2,363	2,474
Change in fair market value of derivatives	2,377	1,827
Deferred policy acquisition costs	(2,152)	(2,642)
Nonvested shares	1,640	1,841
Start-up expenditures, net	1,233	880
Fixed assets	1,197	836
Impairments on available-for-sale investment securities	1,155	—
Loss reserves	965	2,622
Prepaid expenses	(156)	(123)
Loss reserves - TCJA transition adjustment	(59)	(78)
Organizational expenditures	4	5
Net deferred tax liability	$(356,810)	$(373,654)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code ("IRC") for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2022, we had net purchases of T&L Bonds in the amount of $57.7 million and had net purchases of T&L Bonds in the amount of $58.2 million during the year ended December 31, 2021. As of December 31, 2022 and 2021, we held $418.5 million and $360.8 million of T&L Bonds, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. For the year ended December 31, 2022, the Company had unrealized losses attributable to its available-for-sale investment securities that if sold would result in capital losses. Accordingly, management considered the ability and intent to hold such available-for-sale securities until recovery. At December 31, 2022 and 2021, after weighing all the evidence, management concluded that it was more likely than not that our ordinary and capital deferred tax assets would be realized.

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

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the unremitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $3.4 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $169.7 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

At December 31, 2022 and 2021, the Company had no unrecognized tax benefits. As of December 31, 2022, the U.S. federal income tax returns for the tax years 2018 through 2021 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2022 or December 31, 2021.

Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2022	2021	2020
Net income	$831,353	$681,783	$413,041

Basic weighted average shares outstanding	107,205	111,164	106,098
Dilutive effect of nonvested shares	448	391	278
Diluted weighted average shares outstanding	107,653	111,555	106,376

Basic earnings per share	$7.75	$6.13	$3.89
Diluted earnings per share	$7.72	$6.11	$3.88
There were 77,759, 186,020 and 324,813 antidilutive shares for the years ended December 31, 2022, 2021 and 2020, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2022 and 2021 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The performance-based share awards granted in years before 2021 vest based upon our compounded annual book value per share growth percentage during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period.

	2022 Performance-Based Grants		2021 Performance-Based Grants		2020 Performance-Based Grants	2019 Performance-Based Grants	2018 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target and Shares Issued
December 31, 2022	131%	66%	100%	50%	100%
December 31, 2021			100%	50%	100%	100%
December 31, 2020					25%	100%	100%

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2022			2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$65,280	$(14,573)	$50,707	$168,324	$(30,050)	$138,274
Other comprehensive income (loss):
Unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains arising during the year	(521,682)	75,118	(446,564)	(94,986)	13,858	(81,128)
Less: Reclassification adjustment for losses (gains) included in net income (1) (2)	13,172	(105)	13,067	(8,058)	1,619	(6,439)
Net unrealized (losses) gains on investments	(508,510)	75,013	(433,497)	(103,044)	15,477	(87,567)
Other comprehensive (loss) gain	(508,510)	75,013	(433,497)	(103,044)	15,477	(87,567)
Balance at end of year	$(443,230)	$60,440	$(382,790)	$65,280	$(14,573)	$50,707
_______________________________________________________________________________
(1)Included in net realized investments gains on our consolidated statements of comprehensive income.
(2)2021 Includes $7.6 million of income from other invested assets recognized in 2021 which was previously classified as accumulated other comprehensive income as of December 31, 2020.

Note 15. Fair Value of Financial Instruments

We carry certain of our financial instruments at fair value. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

December 31, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$556,438	$—	$—	$556,438
U.S. agency securities	—	49,058	—	49,058
U.S. agency mortgage-backed securities	—	783,743	—	783,743
Municipal debt securities	—	602,690	—	602,690
Non-U.S. government securities	—	62,399	—	62,399
Corporate debt securities	—	1,414,321	—	1,414,321
Residential and commercial mortgage securities	—	511,824	—	511,824
Asset-backed securities	—	624,561	—	624,561
Money market funds	136,591	—	—	136,591
Total assets at fair value (1) (2)	$693,029	$4,048,596	$—	$4,741,625

December 31, 2021 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$448,793	$—	$—	$448,793
U.S. agency securities	—	5,504	—	5,504
U.S. agency mortgage-backed securities	—	1,008,863	—	1,008,863
Municipal debt securities	—	627,599	—	627,599
Non-U.S. government securities	—	79,743	—	79,743
Corporate debt securities	—	1,455,247	—	1,455,247
Residential and commercial mortgage securities	—	545,423	—	545,423
Asset-backed securities	—	581,703	—	581,703
Money market funds	210,012	—	—	210,012
Total assets at fair value (1)	$658,805	$4,304,082	$—	$4,962,887
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

(In thousands)	2022	2021	2020
Essent Guaranty
Statutory net income	$590,505	$497,652	$312,091
Statutory surplus	1,020,034	1,043,866	1,048,878
Contingency reserve liability	2,048,740	1,792,671	1,499,782

Essent PA
Statutory net income	$859	$3,176	$4,560
Statutory surplus	52,609	56,136	54,354
Contingency reserve liability	56,744	57,384	56,032

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

At December 31, 2022 and 2021, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2022, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2022, Essent Guaranty increased its contingency reserve by $256.1 million and Essent PA decreased its contingency reserve by $0.6 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the years ended December 31, 2022 and 2021, Essent Guaranty released contingency reserves of $19.4 million and $3.8 million, respectively, and Essent PA released contingency reserves of $1.5 million and less than $0.3 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2022 and 2021, all such requirements were met.

Essent Re's statutory capital and surplus was $1.5 billion and $1.3 billion as of December 31, 2022 and 2021, respectively, and statutory net income was $315.0 million and $228.9 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Note 17. Capital Maintenance Agreement

Essent Guaranty has a capital maintenance agreement with Essent PA under which Essent Guaranty agreed to contribute funds, under specified conditions, to maintain Essent PA's risk-to-capital ratio at or below 25.0 to 1 in return for a surplus note. As of December 31, 2022, Essent PA's risk-to-capital ratio was 0.6:1 and there were no amounts outstanding related to this agreement.

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2022

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,416,257	$1,273,844	$1,273,844
States, municipalities and political subdivisions	661,934	602,690	602,690
Residential and commercial mortgage securities	577,915	511,824	511,824
Asset-backed securities	660,345	624,561	624,561
Foreign government and agency securities	69,651	62,399	62,399
All other corporate bonds	1,546,472	1,414,280	1,414,280
Total fixed maturities	4,932,574	4,489,598	4,489,598
Short-term investments	252,282	252,027	252,027
Other invested assets	257,941	257,941	257,941
Total investments	$5,442,797	$4,999,566	$4,999,566

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2022 — $249,284; 2021 — $355,700)	$226,718	$356,592
Short-term investments available for sale, at fair value (amortized cost: 2022 — $67,783; 2021 — $162,610)	67,622	162,611
Total investments available for sale	294,340	519,203
Other invested assets	2,166	—
Cash	6,160	10,073
Due from affiliates	840	837
Investment in consolidated subsidiaries	4,577,128	4,123,426
Other assets	5,834	7,537
Total Assets	$4,886,468	$4,661,076

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$752	$940
Credit facility borrowings (at carrying value, less unamortized deferred costs of $4,136 in 2022 and $5,177 in 2021)	420,864	419,823
Other accrued liabilities	2,543	4,199
Total liabilities	424,159	424,962
Commitments and contingencies
Stockholders' Equity
Common shares	1,615	1,641
Additional paid-in capital	1,350,377	1,428,952
Accumulated other comprehensive income	(382,790)	50,707
Retained earnings	3,493,107	2,754,814
Total stockholders' equity	4,462,309	4,236,114
Total liabilities and stockholders' equity	$4,886,468	$4,661,076

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues:
Net investment income	$6,433	$5,378	$1,181
Realized investment losses, net	(12,170)	(108)	(10)
Administrative service fees from subsidiaries	642	682	872
Total revenues	(5,095)	5,952	2,043
Expenses:
Administrative service fees to subsidiaries	3,908	4,338	3,728
Other operating expenses	7,614	7,193	5,929
Interest expense	15,609	5,889	6,446
Total expenses	27,131	17,420	16,103
Loss before income taxes and equity in undistributed net income in subsidiaries	(32,226)	(11,468)	(14,060)
Loss before equity in undistributed net income of subsidiaries	(32,226)	(11,468)	(14,060)
Equity in undistributed net income of subsidiaries	863,579	693,251	427,101
Net income	$831,353	$681,783	$413,041
Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $(75,013) in 2022, $(15,477) in 2021 and $16,836 in 2020	(433,497)	(87,567)	82,087
Total other comprehensive (loss) income	(433,497)	(87,567)	82,087
Comprehensive income	$397,856	$594,216	$495,128

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating Activities
Net income	$831,353	$681,783	$413,041
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(863,579)	(693,251)	(427,101)
Loss on the sale of investments, net	12,170	108	10
Stock-based compensation expense	927	917	935
Amortization of premium on investment securities	800	1,438	435
Changes in assets and liabilities:
Other assets	1,775	312	(319)
Other accrued liabilities	19,232	21,447	18,208
Net cash provided by operating activities	2,678	12,754	5,209
Investing Activities
Net change in short-term investments	94,988	189,804	(255,884)
Investments in subsidiaries	—	—	—
Purchase of investments available for sale	(157,468)	(273,747)	(205,668)
Proceeds from maturities and paydowns of investments available for sale	81,351	18,384	838
Proceeds from sales of investments available for sale	164,733	101,618	3,386
Net cash provided by (used in) investing activities	183,604	36,059	(457,328)
Financing Activities
Issuance of common shares, net of costs	—	—	439,962
Credit facility borrowings	—	200,000	200,000
Credit facility repayments	—	—	(100,000)
Treasury stock acquired	(97,914)	(163,855)	(6,354)
Payment of issuance costs for credit facility	(154)	(5,849)	(5,236)
Dividends paid	(92,128)	(77,724)	(69,410)
Net cash (used in) provided by financing activities	(190,196)	(47,428)	458,962
Net increase (decrease) in cash	(3,914)	1,385	6,843
Cash at beginning of year	10,073	8,688	1,845
Cash at end of year	$6,159	$10,073	$8,688

Supplemental Disclosure of Cash Flow Information
Interest payments	$(13,595)	$(4,792)	$(5,714)

Noncash Transactions
Repayment of borrowings with term loan proceeds	$—	$(225,000)	$(225,000)

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2022, Essent Guaranty had unassigned surplus of approximately $314.7 million. Essent PA had unassigned surplus of approximately $13.6 million as of December 31, 2022. As of January 1, 2023, Essent Guaranty has dividend capacity of $314.7 million and Essent PA has dividend capacity of $5.3 million.

During the years ended December 31, 2022 and 2021, the Parent Company did not receive any dividends from its subsidiaries. During the year ended December 31, 2020, the Parent Company received dividends from Essent Re totaling $55.0 million.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2022, 2021 and 2020

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2022	950,200	(107,673)	—	842,527	0.0%
2021	983,457	(110,914)	—	872,543	0.0%
2020	951,302	(88,738)	—	862,564	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2023 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2023 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2023 Annual General Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2023 Annual General Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2023 Annual General Meeting of Shareholders.

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

3.    Exhibits.

Exhibit No.	Description
3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of February 18, 2009 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2.1	Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of October 3, 2013 (incorporated herein by reference to Exhibit 3.2.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
3.3	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.3 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
4.2	Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q (File No. 001-36157) filed on November 14, 2014)

4.3	*	Description of Securities
10.1		Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.2	†	Leadership Bonus Program (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.3	†	2013 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 333-191193) filed on April 3, 2017)
10.4	†	Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.5	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.6	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on May 6, 2019)
10.7	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 26, 2021)
10.8	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.9	†	Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.10	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.11	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Lawrence E. McAlee (incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.12	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.13	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Jeff Cashmer (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 16, 2017)
10.14	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Christopher G. Curran (incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 19, 2019)
10.15	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.16	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.17		Third Amended and Restated Credit Agreement, dated as of December 10, 2021, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on December 14, 2021)
10.18	*	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of November 21, 2022, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent
10.19	†	Letter Agreement between Essent Guaranty, Inc. and Jeff R. Cashmer dated September 13, 2021 (incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on November 5, 2021)
10.20	†	Letter Agreement between Essent US Holdings, Inc. and Lawrence E. McAlee dated June 28, 2022 (incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36157) filed on August 8, 2022)
21.1	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 17th day of February, 2023.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 17, 2023
Mark A. Casale

/s/ DAVID B. WEINSTOCK	Vice President, Chief Accounting Officer and Interim Chief Financial Officer	February 17, 2023
David B. Weinstock

/s/ ADITYA DUTT	Director	February 17, 2023
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 17, 2023
Robert Glanville

/s/ ANGELA HEISE	Director	February 17, 2023
Angela Heise

/s/ ANU KARNA	Director	February 17, 2023
Anu Karna

/s/ ROY J. KASMAR	Director	February 17, 2023
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 17, 2023
Allan Levine

/s/ DOUGLAS J. PAULS	Director	February 17, 2023
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 17, 2023
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