Form 10-Q
period 2023-03-31
Essent Group Ltd.
filed 2023-05-10
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 5, 2023 was 107,258,772.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2023	2022
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2023 — $4,977,284; 2022 — $4,932,574)	$4,602,284	$4,489,598
Short-term investments available for sale, at fair value (amortized cost: 2023 — $347,800; 2022 — $252,282)	347,752	252,027
Total investments available for sale	4,950,036	4,741,625
Other invested assets	255,288	257,941
Total investments	5,205,324	4,999,566
Cash	68,633	81,240
Accrued investment income	36,896	33,162
Accounts receivable	61,282	57,399
Deferred policy acquisition costs	9,511	9,910
Property and equipment (at cost, less accumulated depreciation of $68,050 in 2023 and $67,352 in 2022)	18,514	19,571
Prepaid federal income tax	418,460	418,460
Other assets	108,886	104,489
Total assets	$5,927,506	$5,723,797

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$216,022	$216,464
Unearned premium reserve	157,529	162,887
Net deferred tax liability	383,116	356,810
Credit facility borrowings (at carrying value, less unamortized deferred costs of $3,872 in 2023 and $4,136 in 2022)	421,128	420,864
Other accrued liabilities	100,770	104,463
Total liabilities	1,278,565	1,261,488
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 107,659 shares in 2023 and 107,683 shares in 2022	1,615	1,615
Additional paid-in capital	1,334,607	1,350,377
Accumulated other comprehensive loss	(324,037)	(382,790)
Retained earnings	3,636,756	3,493,107
Total stockholders’ equity	4,648,941	4,462,309
Total liabilities and stockholders’ equity	$5,927,506	$5,723,797

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Revenues:
Net premiums written	$205,900	$199,731
Decrease in unearned premiums	5,358	15,599
Net premiums earned	211,258	215,330
Net investment income	43,236	24,680
Realized investment losses, net	(488)	(7,352)
(Loss) income from other invested assets	(2,702)	24,705
Other income	4,942	7,248
Total revenues	256,246	264,611

Losses and expenses:
(Benefit) provision for losses and LAE	(180)	(106,858)
Other underwriting and operating expenses	48,195	40,796
Interest expense	6,936	2,226
Total losses and expenses	54,951	(63,836)

Income before income taxes	201,295	328,447
Income tax expense	30,468	54,280
Net income	$170,827	$274,167

Earnings per share:
Basic	$1.60	$2.53
Diluted	1.59	2.52

Weighted average shares outstanding:
Basic	106,943	108,166
Diluted	107,585	108,590

Net income	$170,827	$274,167

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $9,428 and ($35,897) in the three months ended March 31, 2023 and 2022	58,753	(203,006)
Total other comprehensive income (loss)	58,753	(203,006)
Comprehensive income	$229,580	$71,161

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Common Shares
Balance, beginning of period	$1,615	$1,641
Issuance of management incentive shares	8	7
Cancellation of treasury stock	(8)	(26)
Balance, end of period	1,615	1,622

Additional Paid-In Capital
Balance, beginning of period	1,350,377	1,428,952
Dividends and dividend equivalents declared	403	227
Issuance of management incentive shares	(8)	(7)
Stock-based compensation expense	5,106	4,807
Cancellation of treasury stock	(21,271)	(75,396)
Balance, end of period	1,334,607	1,358,583

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(382,790)	50,707
Other comprehensive income (loss)	58,753	(203,006)
Balance, end of period	(324,037)	(152,299)

Retained Earnings
Balance, beginning of period	3,493,107	2,754,814
Net income	170,827	274,167
Dividends and dividend equivalents declared	(27,178)	(21,819)
Balance, end of period	3,636,756	3,007,162

Treasury Stock
Balance, beginning of period	—	—
Treasury stock acquired	(21,279)	(75,422)
Cancellation of treasury stock	21,279	75,422
Balance, end of period	—	—

Total Stockholders' Equity	$4,648,941	$4,215,068

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating Activities
Net income	$170,827	$274,167
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the sale of investments, net	488	7,352
Loss (income) from other invested assets	2,702	(24,705)
Distribution of income from other invested assets	851	4,452
Depreciation and amortization	698	755
Stock-based compensation expense	5,106	4,807
Amortization of premium on investment securities	3,203	7,123
Deferred income tax provision	16,878	22,162
Change in:
Accrued investment income	(3,734)	3,313
Accounts receivable	(2,602)	1,009
Deferred policy acquisition costs	399	1,030
Other assets	(4,061)	4,910
Reserve for losses and LAE	(442)	(114,373)
Unearned premium reserve	(5,358)	(15,599)
Other accrued liabilities	(166)	4,226
Net cash provided by operating activities	184,789	180,629

Investing Activities
Net change in short-term investments	(95,725)	(204,276)
Purchase of investments available for sale	(798,280)	(281,565)
Proceeds from maturity of investments available for sale	412,441	54,035
Proceeds from sales of investments available for sale	333,513	493,211
Purchase of other invested assets	(1,945)	(21,796)
Return of investment from other invested assets	1,044	—
Purchase of property and equipment	(390)	(716)
Net cash (used in) provided by investing activities	(149,342)	38,893

Financing Activities
Treasury stock acquired	(21,279)	(75,422)
Payment of issuance costs for credit facility	—	(154)
Dividends paid	(26,775)	(21,592)
Net cash used in financing activities	(48,054)	(97,168)

Net (decrease) increase in cash	(12,607)	122,354
Cash at beginning of year	81,240	81,491
Cash at end of period	$68,633	$203,845

Supplemental Disclosure of Cash Flow Information
Income tax payments	$—	$—
Interest payments	(6,402)	(1,886)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$87	$9,174

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

The primary mortgage insurance operations are conducted through Essent Guaranty, Inc. (“Essent Guaranty”), which is domiciled in the state of Pennsylvania. Essent Guaranty is headquartered in Radnor, Pennsylvania and maintains an operations center in Winston-Salem, North Carolina. Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia.

Essent Guaranty reinsures new insurance written ("NIW") to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3A Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate domiciled in the state of Pennsylvania.

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2023 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$497,267	$843	$(22,326)	$475,784
U.S. agency securities	12,696	8	(14)	12,690
U.S. agency mortgage-backed securities	950,645	1,286	(101,807)	850,124
Municipal debt securities (1)	650,470	5,489	(46,949)	609,010
Non-U.S. government securities	69,606	—	(6,588)	63,018
Corporate debt securities (2)	1,575,643	3,040	(116,087)	1,462,596
Residential and commercial mortgage securities	601,606	208	(59,801)	542,013
Asset-backed securities	680,460	314	(32,665)	648,109
Money market funds	286,692	—	—	286,692
Total investments available for sale	$5,325,085	$11,188	$(386,237)	$4,950,036

December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$584,173	$341	$(28,076)	$556,438
U.S. agency securities	49,059	7	(8)	49,058
U.S. agency mortgage-backed securities	898,675	258	(115,190)	783,743
Municipal debt securities (1)	661,934	2,010	(61,254)	602,690
Non-U.S. government securities	69,651	—	(7,252)	62,399
Corporate debt securities (2)	1,546,513	1,195	(133,387)	1,414,321
Residential and commercial mortgage securities	577,915	390	(66,481)	511,824
Asset-backed securities	660,345	72	(35,856)	624,561
Money market funds	136,591	—	—	136,591
Total investments available for sale	$5,184,856	$4,273	$(447,504)	$4,741,625

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.4%	79.0%
General obligation bonds	18.5	20.9
Certificate of participation bonds	—	—
Tax allocation bonds	0.1	0.1
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	40.8%	40.5%
Consumer, non-cyclical	18.5	17.9
Consumer, cyclical	7.2	6.8
Industrial	6.7	6.8
Utilities	5.7	6.1
Communications	8.6	8.4
Technology	4.8	4.9
Energy	5.5	6.4
Basic Materials	2.1	2.1
Government	0.1	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$130,959	$129,312
Due after 1 but within 5 years	313,584	297,672
Due after 5 but within 10 years	38,335	34,655
Due after 10 years	14,389	14,145
Subtotal	497,267	475,784
U.S. agency securities:
Due in 1 year	11,125	11,111
Due after 1 but within 5 years	1,571	1,579
Subtotal	12,696	12,690
Municipal debt securities:
Due in 1 year	6,006	5,977
Due after 1 but within 5 years	88,888	86,924
Due after 5 but within 10 years	175,352	167,037
Due after 10 years	380,224	349,072
Subtotal	650,470	609,010
Non-U.S. government securities:
Due in 1 year	10,020	10,012
Due after 1 but within 5 years	33,759	32,824
Due after 5 but within 10 years	5,532	4,512
Due after 10 years	20,295	15,670
Subtotal	69,606	63,018
Corporate debt securities:
Due in 1 year	241,103	238,178
Due after 1 but within 5 years	635,267	605,227
Due after 5 but within 10 years	484,388	433,797
Due after 10 years	214,885	185,394
Subtotal	1,575,643	1,462,596
U.S. agency mortgage-backed securities	950,645	850,124
Residential and commercial mortgage securities	601,606	542,013
Asset-backed securities	680,460	648,109
Money market funds	286,692	286,692
Total investments available for sale	$5,325,085	$4,950,036

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Realized gross gains	$869	$12,576
Realized gross losses	1,357	13,091
Impairment loss	—	6,837

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$184,036	$(2,069)	$256,893	$(20,257)	$440,929	$(22,326)
U.S. agency securities	11,111	(14)	—	—	11,111	(14)
U.S. agency mortgage-backed securities	144,039	(3,586)	643,734	(98,221)	787,773	(101,807)
Municipal debt securities	150,068	(2,840)	244,856	(44,109)	394,924	(46,949)
Non-U.S. government securities	36,274	(472)	26,744	(6,116)	63,018	(6,588)
Corporate debt securities	467,974	(11,248)	774,083	(104,839)	1,242,057	(116,087)
Residential and commercial mortgage securities	136,012	(7,065)	395,814	(52,736)	531,826	(59,801)
Asset-backed securities	168,303	(4,755)	423,814	(27,910)	592,117	(32,665)
Total	$1,297,817	$(32,049)	$2,765,938	$(354,188)	$4,063,755	$(386,237)

	Less than 12 months		12 months or more		Total
December 31, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$321,848	$(12,381)	$169,795	$(15,695)	$491,643	$(28,076)
U.S. agency securities	7,117	(8)	—	—	7,117	(8)
U.S. agency mortgage-backed securities	351,310	(34,193)	415,743	(80,997)	767,053	(115,190)
Municipal debt securities	335,784	(41,620)	64,766	(19,634)	400,550	(61,254)
Non-U.S. government securities	48,071	(2,914)	14,328	(4,338)	62,399	(7,252)
Corporate debt securities	811,217	(69,415)	421,307	(63,972)	1,232,524	(133,387)
Residential and commercial mortgage securities	265,934	(22,628)	242,366	(43,853)	508,300	(66,481)
Asset-backed securities	333,080	(15,454)	258,572	(20,402)	591,652	(35,856)
Total	$2,474,361	$(198,613)	$1,586,877	$(248,891)	$4,061,238	$(447,504)

At March 31, 2023 and December 31, 2022, we held 2,526 and 2,578 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at March 31, 2023 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at March 31, 2023 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

impairment. There were no impairments in the three months ended March 31, 2023. We recorded impairments of $6.8 million due to our intent to sell securities in an unrealized loss position in the three months ended March 31, 2022.

The Company's other invested assets at March 31, 2023 and December 31, 2022 totaled $255.3 million and $257.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $163.1 million as of March 31, 2023. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At March 31, 2023, maximum future funding commitments were $49.0 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to eight years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.2 million at March 31, 2023 and $9.1 million at December 31, 2022. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $671.8 million at March 31, 2023 and $972.4 million at December 31, 2022. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $8.7 million at March 31, 2023 and $8.6 million at December 31, 2022. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.1 million at March 31, 2023 and $9.1 million at December 31, 2022.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2023	2022
Fixed maturities	$43,473	$26,223
Short-term investments	1,721	44
Gross investment income	45,194	26,267
Investment expenses	(1,958)	(1,587)
Net investment income	$43,236	$24,680

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net premiums written:
Direct	$239,491	$220,254
Ceded (1)	(33,591)	(20,523)
Net premiums written	$205,900	$199,731

Net premiums earned:
Direct	$244,849	$235,853
Ceded (1)	(33,591)	(20,523)
Net premiums earned	$211,258	$215,330

(1)Net of profit commission.

Quota Share Reinsurance

    Essent Guaranty has entered into quota share reinsurance agreements with a panels of third-party reinsurers ("QSR" agreements). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by S&P Global Ratings, A.M. Best or both. Under each QSR agreement, Essent Guaranty will cede premiums earned on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specified ceding commission, and a profit commission that varies directly and inversely with ceded claims. Essent Guaranty has certain termination rights under each QSR agreement, including the option to terminate each QSR agreement subject to a termination fee.

The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of March 31, 2023:

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

Total RIF ceded under the QSR agreements was $7.3 billion as of March 31, 2023.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarizes Essent Guaranty's excess of loss reinsurance agreements as of March 31, 2023:

Vintage Year	Reinsurer	Effective Date	Optional Termination Date
2017	Panel of Reinsurers	November 1, 2018	October 1, 2023	(1)
2018	Radnor Re 2019-1 Ltd.	February 28, 2019	February 25, 2026
2018	Panel of Reinsurers	February 28, 2019	February 25, 2026
2019	Radnor Re 2020-1 Ltd.	January 30, 2020	January 25, 2027
2019	Panel of Reinsurers	January 30, 2020	January 25, 2027
2020 & 2021	Radnor Re 2021-1 Ltd.	June 23, 2021	June 26, 2028
2021	Radnor Re 2021-2 Ltd.	November 10, 2021	November 25, 2027
2021 & 2022	Panel of Reinsurers	June 1, 2022	January 1, 2030
2021 & 2022	Radnor Re 2022-1 Ltd.	September 21, 2022	September 25, 2028

(1) If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions as of March 31, 2023:

(In thousands)			Remaining Reinsurance in Force
Vintage Year	Remaining Insurance in Force	Remaining Risk in Force	ILN	Other Reinsurance		Total	Remaining First Layer Retention
2017	5,511,131	1,450,432	—	70,895	(7)	70,895	421,003	(10)
2018	6,349,474	1,644,287	325,537	76,144	(8)	401,681	248,221
2019 (2)	7,859,217	2,029,598	395,889	43,991	(9)	439,880	214,485
2020 & 2021 (3)	38,168,321	9,652,777	414,005	—		414,005	278,909
2021 (4)	40,543,749	10,825,130	399,786	—		399,786	279,400
2021 & 2022 (5)	74,276,338	19,998,840	—	141,992		141,992	507,114
2021 & 2022 (6)	33,357,208	8,966,697	237,868	—		237,868	303,761
Total	$206,065,438	$54,567,761	$1,773,085	$333,022		$2,106,107	$2,025,706	(11)

(2) Reinsurance coverage on new insurance written from January 1, 2019 through August 31, 2019.
(3) Reinsurance coverage on new insurance written from August 1, 2020 through March 31, 2021.
(4) Reinsurance coverage on new insurance written from April 1, 2021 through September 30, 2021.
(5) Reinsurance coverage on new insurance written from October 1, 2021 through December 31, 2022.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Reinsurance coverage on new insurance written from October 1, 2021 through July 31, 2022.
(7) Coverage provided immediately above the coverage provided by Radnor Re 2018-1 Ltd.
(8) Coverage provided pari-passu to the coverage provided by Radnor Re 2019-1 Ltd.
(9) Coverage provided pari-passu to the coverage provided by Radnor Re 2020-1 Ltd.
(10) The original and remaining first layer retention is associated with reinsurance provided by a panel of reinsurers. Amounts reported in prior periods reflected the retention associated with an ILN that is no longer outstanding as of March 31, 2023.
(11) The total remaining first layer retention differs from the sum of the individual reinsurance transactions as a result of overlapping coverage between certain transactions.

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of March 31, 2023:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2019-1 Ltd.	325,537	(2,218)	90	(2,128)
Radnor Re 2020-1 Ltd.	395,889	(1,286)	158	(1,128)
Radnor Re 2021-1 Ltd.	414,005	(4,657)	98	(4,559)
Radnor Re 2021-2 Ltd.	$399,786	$(3,849)	$95	$(3,754)
Radnor Re 2022-1 Ltd.	$237,868	$695	$78	$773
Total	$1,773,085	$(11,315)	$519	$(10,796)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

(In thousands)	2023	2022
Reserve for losses and LAE at beginning of period	$216,464	$407,445
Less: Reinsurance recoverables	14,618	25,940
Net reserve for losses and LAE at beginning of period	201,846	381,505
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	32,694	24,369
Prior years	(32,874)	(131,227)
Net incurred losses and LAE during the current period	(180)	(106,858)
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	—	1
Prior years	2,001	909
Net loss and LAE payments during the current period	2,001	910
Net reserve for losses and LAE at end of period	199,665	273,737
Plus: Reinsurance recoverables	16,357	19,335
Reserve for losses and LAE at end of period	$216,022	$293,072

For the three months ended March 31, 2023, $2.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $32.9 million favorable prior year development during the three months ended March 31, 2023. Reserves remaining as of March 31, 2023 for prior years are $167.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2022, $0.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $131.2 million favorable prior year development during the three months ended March 31, 2022. Reserves remaining as of March 31, 2022 for prior years were $249.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies.

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a five-year secured credit facility with a committed capacity of $825 million (the Credit Facility"). The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at March 31, 2023 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of March 31, 2023, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Credit Facility with a weighted average interest rate of 6.52%. As of December 31, 2022, $425 million had been borrowed with a weighted average interest rate of 6.02%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. No remedy payments were made in the three months ended March 31, 2023, and we paid less than $0.1 million related to remedies in the three months ended March 31, 2022. As of March 31, 2023, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2023 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2023, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

Note 8. Capital Stock

Our authorized share capital consists of 233.3 million shares of a single class of common shares. The common shares have no preemptive rights or other rights to subscribe for additional shares, and no rights of redemption, conversion or exchange. Under certain circumstances and subject to the provisions of Bermuda law and our bye-laws, we may be required to make an offer to repurchase shares held by members. The common shares rank pari passu with one another in all respects as to rights of payment and distribution. In general, holders of common shares will have one vote for each common share held by them and will be entitled to vote, on a non-cumulative basis, at all meetings of shareholders. In the event that a shareholder is considered a 9.5% Shareholder under our bye-laws, such shareholder's votes will be reduced by whatever amount is necessary so that after any such reduction the votes of such shareholder will not result in any other person being treated as a 9.5% Shareholder with respect to the vote on such matter. Under these provisions certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share.

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2023	2022
March 31	$0.25	$0.20
June 30	—	0.21
September 30	—	0.22
December 31	—	0.23

Total dividends per common share declared and paid	$0.25	$0.86

In May 2023, the Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on June 12, 2023 to shareholders of record on June 1, 2023.

Share Repurchase Plan

In May 2022, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. Through March 31, 2023, the Company repurchased 431,904 common shares at a cost of $16.6 million under the 2022 plan, leaving $233.4 million remaining unused under the authorized repurchase plan as of March 31, 2023.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan. As of March 31, 2023, there were 2.0 million common shares available for future grant under the 2013 Plan.
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the three months ended March 31, 2023:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	647	$20.99	138	$45.94	350	$45.51	37	$40.86
Granted	300	12.66	76	43.51	436	38.41	11	37.88
Vested	(103)	51.52	(64)	56.65	(131)	49.16	(14)	40.31
Forfeited	—	—	—	—	(13)	39.25	—	40.57
Outstanding at March 31, 2023	844	$14.29	150	$44.40	642	$40.07	34	$40.15

In February 2023, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2023 vest in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February 2023 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2023 and vest on March 1, 2026. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	10% "Target"	100%	150%	200%
	9%	75%	125%	175%
	8%	50%	100%	150%
	6%	25%	75%	125%
	5%	0%	50%	100%

In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2023, nonvested common share units were issued to all vice president and staff level employees and are subject to time-based vesting in three equal installments on January 6, 2024, 2025 and 2026. In connection with our incentive program covering bonus awards for performance year 2022, in February 2023, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2024, 2025 and 2026.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the shares subject to the amended 2019 and 2020 awards vested on March 1, 2022 and March 1, 2023, respectively.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $13.2 million and $16.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $34.0 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2023 and we expect to recognize the expense over a weighted average period of 2.5 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 111,820 in the three months ended March 31, 2023. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2023.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Compensation expense	$5,106	$4,807
Income tax benefit	1,018	957

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At March 31, 2023, Essent Guaranty had unassigned surplus of approximately $286.8 million and Essent PA had unassigned surplus of approximately $14.1 million. In three months ended March 31, 2023 and 2022, Essent Guaranty paid dividends of $90 million and $100 million, respectively, to its parent, Essent US Holdings, Inc. Essent PA did not pay a dividend in the three months ended March 31, 2023 or 2022. As of March 31, 2023, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $286.8 million and $5.3 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2023, Essent Re had total equity of $1.6 billion.

At March 31, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Net income	$170,827	$274,167

Basic weighted average shares outstanding	106,943	108,166
Dilutive effect of nonvested shares	642	424
Diluted weighted average shares outstanding	107,585	108,590

Basic earnings per share	$1.60	$2.53
Diluted earnings per share	$1.59	$2.52

There were 111,870 and 81,036 antidilutive shares for the three months ended March 31, 2023 and 2022.

Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2023, 2022 and 2021 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The performance-based share awards granted in years before 2021 vest based upon our compounded annual book value per share growth percentage during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period.

	2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants		2020 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target and Shares Issued
March 31, 2023	200%	100%	170%	85%	100%	50%
March 31, 2022			122%	61%	100%	50%	100%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(443,230)	$60,440	$(382,790)	$65,280	$(14,573)	$50,707
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	67,693	(9,476)	58,217	(246,255)	34,830	(211,425)
Less: Reclassification adjustment for losses included in net income (1)	488	48	536	7,352	1,067	8,419
Net unrealized gains (losses) on investments	68,181	(9,428)	58,753	(238,903)	35,897	(203,006)
Other comprehensive income (loss)	68,181	(9,428)	58,753	(238,903)	35,897	(203,006)
Balance at end of period	$(375,049)	$51,012	$(324,037)	$(173,623)	$21,324	$(152,299)

(1)Included in net realized investment losses on our condensed consolidated statements of comprehensive income.

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

March 31, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$475,784	$—	$—	$475,784
U.S. agency securities	—	12,690	—	12,690
U.S. agency mortgage-backed securities	—	850,124	—	850,124
Municipal debt securities	—	609,010	—	609,010
Non-U.S. government securities	—	63,018	—	63,018
Corporate debt securities	—	1,462,596	—	1,462,596
Residential and commercial mortgage securities	—	542,013	—	542,013
Asset-backed securities	—	648,109	—	648,109
Money market funds	286,692	—	—	286,692
Total assets at fair value (1) (2)	$762,476	$4,187,560	$—	$4,950,036

December 31, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$556,438	$—	$—	$556,438
U.S. agency securities	—	49,058	—	49,058
U.S. agency mortgage-backed securities	—	783,743	—	783,743
Municipal debt securities	—	602,690	—	602,690
Non-U.S. government securities	—	62,399	—	62,399
Corporate debt securities	—	1,414,321	—	1,414,321
Residential and commercial mortgage securities	—	511,824	—	511,824
Asset-backed securities	—	624,561	—	624,561
Money market funds	136,591	—	—	136,591
Total assets at fair value (1)	$693,029	$4,048,596	$—	$4,741,625

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

(In thousands)	2023	2022
Essent Guaranty
Statutory net income	$123,936	$200,277
Statutory surplus	992,134	1,081,986
Contingency reserve liability	2,105,708	1,862,482

Essent PA
Statutory net (loss) income	$(112)	$859
Statutory surplus	53,138	56,910
Contingency reserve liability	56,101	57,461

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2023 and 2022, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2023 and 2022, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the three months ended March 31, 2023, Essent Guaranty increased its contingency reserve by $57.0 million and Essent PA decreased its contingency reserve by $0.6 million. During the three months ended March 31, 2023 and 2022, Essent Guaranty released contingency reserves of $9.8 million and $2.6 million,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, and Essent PA released contingency reserves of $0.8 million and $0.2 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2022, all such requirements were met.

Essent Re's statutory capital and surplus was $1.6 billion as of March 31, 2023 and $1.5 billion as of December 31, 2022. Essent Re's statutory net income was $72.6 million and $89.6 million for the three months ended March 31, 2023 and 2022, respectively. Statutory capital and surplus as of March 31, 2023 and December 31, 2022 and statutory net income in the three months ended March 31, 2023 and 2022 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2022 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Our holding company is domiciled in Bermuda and our U.S. insurance business is headquartered in Radnor, Pennsylvania. We operate an additional underwriting and service center in Winston-Salem, North Carolina. We have a highly experienced, talented team with 337 employees as of March 31, 2023. We generated new insurance written, or NIW, of approximately $12.9 billion and $12.8 billion for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had approximately $231.5 billion of insurance in force.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of March 31, 2023, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.1 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best

COVID-19

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

As of March 31, 2023, approximately 99% of the Early COVID Defaults had cured. While this level of cure activity exceeded our initial expectations for the Early COVID Defaults, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

Current Economic Developments

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of March 31, 2023. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreements with panels of third-party reinsurers ("the QSR Agreements") and an increase in our Minimum Required Assets.

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

The SEC issued a proposed rule in January 2023 that, among other things, prohibits certain participants in an asset-backed security, including a synthetic asset-backed security (synthetic ABS), from engaging in transactions that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity (conflicted transaction). The definition of conflicted transactions is broadly defined and synthetic ABS could be broadly interpreted to include mortgage insurance linked notes (“ILNs”). If this SEC proposal is adopted as proposed, it could affect or prohibit our ability to enter into reinsurance transactions using ILNs. We are assessing the potential impact of the rule on future ILN reinsurance transactions if the rule is adopted as proposed.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2023 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2023 and 2022, monthly premium policies comprised 96% and 98% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 84.4% at March 31, 2023. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2023. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of March 31, 2023, 61% of our IIF relates to business written since January 1, 2021 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of March 31, 2023, 61% of our IIF relates to business written since January 1, 2021 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

The defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. While the level of cure activity for the Early COVID Defaults exceeded our initial expectations, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels as of March 31, 2023. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.

As more fully described in Note 4 to our condensed consolidated financial statements, at March 31, 2023, we had approximately $2.1 billion of excess of loss reinsurance covering NIW from January 1, 2017 to December 31, 2022 and a quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2023. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 55% of other underwriting and operating expenses for the three months ended March 31, 2023, compared to 61% of other underwriting and operating expenses for the three months ended March 31, 2022. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2023 and 2022 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2023	2022
IIF, beginning of period	$227,062,055	$207,190,544
NIW - Flow	12,893,789	12,841,482
Cancellations	(8,418,429)	(13,189,030)
IIF, end of period	$231,537,415	$206,842,996
Average IIF during the period	$228,885,174	$206,631,135
RIF, end of period	$51,469,312	$45,261,164

The following is a summary of our IIF at March 31, 2023 by vintage:

($ in thousands)	$	%
2023 (through March 31)	12,813,737	5.5%
2022	59,703,096	25.8%
2021	69,593,624	30.1
2020	55,661,138	24.0
2019	14,135,010	6.1
2018	6,439,876	2.8
2017 and prior	13,190,936	5.7
	$231,537,417	100.0%

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

	Three Months Ended March 31,
	2023	2022
Base average premium rate	0.40%	0.41%
Single premium cancellations	—	0.02
Gross average premium rate	0.40	0.43
Ceded premiums	(0.06)	(0.04)
Net average premium rate	0.34%	0.39%

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

As of March 31, 2023, our combined net risk in force for our U.S. insurance companies was $33.0 billion and our combined statutory capital was $3.2 billion, resulting in a risk-to-capital ratio of 10.3 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues:
Net premiums written	$205,900	$199,731
Decrease in unearned premiums	5,358	15,599
Net premiums earned	211,258	215,330
Net investment income	43,236	24,680
Realized investment losses, net	(488)	(7,352)
(Loss) income from other invested assets	(2,702)	24,705
Other income	4,942	7,248
Total revenues	256,246	264,611

Losses and expenses:
(Benefit) provision for losses and LAE	(180)	(106,858)
Other underwriting and operating expenses	48,195	40,796
Interest expense	6,936	2,226
Total losses and expenses	54,951	(63,836)
Income before income taxes	201,295	328,447
Income tax expense	30,468	54,280
Net income	$170,827	$274,167

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

For the three months ended March 31, 2023, we reported net income of $170.8 million, compared to net income of $274.2 million for the three months ended March 31, 2022. The decrease in our operating results in 2023 over the same period in 2022 was primarily due to increases in the provision for losses and LAE, and other operating and underwriting expenses, as well as a decrease in income from other invested assets, partially offset by an increase in net investment income and a decrease in income taxes.

Net Premiums Written and Earned

Net premiums earned decreased in the three months ended March 31, 2023 by 2%, compared to the three months ended March 31, 2022 primarily due to the decrease in the average net premium rate, partially offset by increase in our average IIF from $206.6 billion at March 31, 2022 to $228.9 billion at March 31, 2023. The average net premium rate was 0.34% and 0.39% for the three months ended March 31, 2023 and 2022, respectively. See "—Key Performance Indicators—Average Net Premium Rate" above. In the three months ended March 31, 2023, premiums earned on the cancellation of non-refundable single premium policies decreased to $1.8 million from $9.1 million in the three months ended March 31, 2022 as a result of a decrease in existing borrowers refinancing their mortgages 2023 compared to the same period in 2022. In the three months ended March 31, 2023, ceded premiums increased to $33.6 million from $20.5 million in the three months ended March 31, 2022 due to a reduction in loss reserves ceded under our QSR Agreement that reduced ceded premium as well as additional risk ceded under our QSR Agreements and new third-party reinsurance agreements entered in 2022.

Net premiums written increased by 3% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in average IIF in the three months ended March 31, 2023 compared to the same period in 2022, partially offset by an increase in premiums ceded under third-party reinsurance agreements, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended March 31, 2023 and 2022, unearned premiums decreased by $5.4 million and $15.6 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $6.9 million and $4.1 million, respectively, which was offset by $12.3 million and $19.7 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Fixed maturities	$43,473	$26,223
Short-term investments	1,721	44
Gross investment income	45,194	26,267
Investment expenses	(1,958)	(1,587)
Net investment income	$43,236	$24,680

The increase in net investment income for the three months ended March 31, 2023 as compared to the same period in 2022 was due to an increase in the pre-tax investment income yield and an increase in the weighted average balance of our investment portfolio. The pre-tax investment income yield increased from 2.1% in the three months ended March 31, 2022 to 3.4% in the three months ended March 31, 2023 primarily due to a general increase in investment yields due to rising interest rates. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. The average cash and investment portfolio balance increased to $5.3 billion for the three months ended March 31, 2023 from $5.0 billion for the three months ended March 31, 2022 primarily due to investing cash flows from operations. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended March 31, 2023 was a loss of $2.7 million as compared to a gain of 24.7 million for the three months ended March 31, 2022. The decrease in income from other invested assets was primarily due to lower fair value adjustments recorded during the three months ended March 31, 2023 as compared to the same period in 2022.

Other Income

Other income for the three months ended March 31, 2023 was $4.9 million as compared to $7.2 million for the three months ended March 31, 2022. The decrease in other income for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the three months ended March 31, 2023, we recorded an unfavorable decrease in the fair value of these embedded derivatives of $0.4 million compared to a favorable increase in the fair value of the embedded derivatives of $4.4 million in the three months ended March 31, 2022. Other income also includes Triad service fee income, contract underwriting revenues and underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three months ended March 31, 2023 as compared to the same periods in 2022 was primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults during the three months ended March 31, 2022 which resulted in a benefit recorded to the provision for losses of $101.2 million. In the three months ended March 31, 2023 we recorded a benefit to the provision for losses of $0.2 million primarily due to cure activity for defaults reported in prior years offset by a provision for losses recorded for current year defaults.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Beginning default inventory	13,433	16,963
Plus: new defaults	7,015	6,188
Less: cures	(7,574)	(8,167)
Less: claims paid	(94)	(55)
Less: rescissions and denials, net	(7)	(6)
Ending default inventory	12,773	14,923

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of March 31,
	2023	2022
Case reserves (in thousands) (1)	$199,108	$270,292
Total reserves (in thousands) (1)	$215,957	$292,818
Ending default inventory	12,773	14,923
Average case reserve per default (in thousands)	$15.6	$18.1
Average total reserve per default (in thousands)	$16.9	$19.6
Default rate	1.57%	1.93%
Claims received included in ending default inventory	113	74

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million and $0.3 million as of March 31, 2023 and 2022, respectively.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended March 31,
(In thousands)	2023	2022
Reserve for losses and LAE at beginning of period	$216,464	$407,445
Less: Reinsurance recoverables	14,618	25,940
Net reserve for losses and LAE at beginning of period	201,846	381,505
Add provision for losses and LAE occurring in:
Current period	32,694	24,369
Prior years	(32,874)	(131,227)
Incurred losses and LAE during the current period	(180)	(106,858)
Deduct payments for losses and LAE occurring in:
Current period	—	1
Prior years	2,001	909
Loss and LAE payments during the current period	2,001	910
Net reserve for losses and LAE at end of period	199,665	273,737
Plus: Reinsurance recoverables	16,357	19,335
Reserve for losses and LAE at end of period	$216,022	$293,072

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of March 31, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	5,366	42%	$31,080	16%	$366,993	8%
Four to eleven payments	5,106	40	78,125	39	363,299	22
Twelve or more payments	2,188	17	85,517	43	130,520	66
Pending claims	113	1	4,386	2	5,004	88
Total case reserves (1)	12,773	100%	199,108	100%	$865,816	23
IBNR			14,933
LAE			1,916
Total reserves for losses and LAE (1)			$215,957

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of March 31, 2023.

	As of March 31, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,338	29%	$21,348	8%	$269,069	8%
Four to eleven payments	4,971	33	64,332	24	312,976	21
Twelve or more payments	5,540	37	181,859	67	347,926	52
Pending claims	74	1	2,753	1	3,341	82
Total case reserves (2)	14,923	100%	270,292	100%	$933,312	29
IBNR			20,272
LAE			2,254
Total reserves for losses and LAE (2)			$292,818

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.3 million as of March 31, 2022.

During the three months ended March 31, 2023, the provision for losses and LAE was a benefit of $0.2 million, comprised of $32.9 million of favorable prior years’ loss development partially offset by a provision of $32.7 million for current year losses. During the three months ended March 31, 2022, the provision for losses and LAE was a benefit of $106.9 million, comprised of $131.2 million of favorable prior years’ loss development partially offset by a provision of $24.4 million for current year losses. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Number of claims paid	94	55
Amount of claims paid	$1,959	$826
Claim severity	59%	35%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2023		2022
($ in thousands)	$	%	$	%
Compensation and benefits	$26,629	55%	$24,830	61%
Premium taxes	4,653	10	3,968	10
Other	16,913	35	11,998	29
Total other underwriting and operating expenses	$48,195	100%	$40,796	100%

Number of employees at end of period		337		347

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to increased salaries and wages, increased incentive compensation, and increased stock compensation expense largely due to shares granted in 2023 and 2022. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in our effective premium tax rate.

•Other expenses increased primarily as a result of increases in professional fees and software related expenses partially offset by an increase in ceding commission earned under the QSR Agreement. In the three months ended March 31, 2023, other expenses included approximately $3.4 million of transaction costs associated with the Company's announced title business acquisition. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For each of the three months ended March 31, 2023 and 2022, we incurred interest expense of $6.9 million and $2.2 million, respectively. Interest expense increased due to an increase in the weighted average interest rate for borrowings outstanding. For the three months ended March 31, 2023, the borrowings under the Credit Facility had a weighted average interest rate of 6.28% as compared to 1.85% for the three months ended March 31, 2022. For the three months ended March 31, 2023 and March 31, 2022, the average amount outstanding under the Credit Facility was $425.0 million, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $30.5 million and $54.3 million for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes for the three months ended March 31, 2023 was calculated using an estimated annual effective tax rate of 15.1% as compared to an estimated annual effective tax rate of 16.0% for the three months ended March 31, 2022. For the three months ended March 31, 2023, income tax expense includes $0.2 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units. For the three months ended March 31, 2022, income tax expense includes $7.0 million of discrete tax expense associated with realized and unrealized gains recognized during the period. The tax effects of discrete items are recognized in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of March 31, 2023, we had substantial liquidity with cash of $68.6 million, short-term investments of $347.8 million and fixed maturity investments of $4.6 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $723.1 million at March 31, 2023. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2023.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2023, Essent Guaranty had unassigned surplus of approximately $286.8 million and Essent PA had unassigned surplus of approximately $14.1 million. As of March 31, 2023, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $286.8 million and $5.3 million, respectively. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2023, Essent Re had total equity of $1.6 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$184,789	$180,629
Net cash (used in) provided by investing activities	(149,342)	38,893
Net cash used in financing activities	(48,054)	(97,168)
Net (decrease) increase in cash	$(12,607)	$122,354

Operating Activities

Cash flow provided by operating activities totaled $184.8 million for the three months ended March 31, 2023, as compared to $180.6 million for the three months ended March 31, 2022. The increase in cash flow provided by operating activities was primarily due to an increase in premiums collected.

Investing Activities

Cash flow used in investing activities totaled $149.3 million for three months ended March 31, 2023 compared to $38.9 million provided by investing activities for the three months ended March 31, 2022. Cash flow used in 2023 investing activities related to investing cash flows from operations. Cash flow provided by 2022 investing activities primarily related to proceeds from the sales of investments available for sale associated with targeted repositioning of components of our investment portfolio partially offset by a net increase in short-term investments and purchases of investments available for sale

Financing Activities

Cash flow used in financing activities totaled $48.1 million $97.2 million for the three months ended March 31, 2023 and 2022, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2023 and 2022, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $90 million and $100 million, respectively.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2017 through December 31, 2022. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the "ILNs") that Essent Guaranty has entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. Radnor Re 2020-1 was no longer subject to a trigger event as of July 25, 2022.

Essent Guaranty has entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR" agreement"). Each of the third-party reinsurers has an insurer minimum financial strength rating of A- or better by S&P Global Ratings, A.M. Best or both. Under each QSR agreement, Essent Guaranty will cede premiums on a percentage of risk on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specific ceding commission, as well as a profit commission that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

The following tables summarizes Essent Guaranty's QSR agreements as of March 31, 2023:

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

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of March 31, 2023 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$2,161,810
Contingency reserves	1,045,292
Combined statutory capital	$3,207,102
Combined net risk in force	$33,038,825
Combined risk-to-capital ratio	10.3:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the three months ended March 31, 2023 and 2022, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of March 31, 2023, Essent Re had total stockholders’ equity of $1.6 billion and net risk in force of $20.3 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of March 31, 2023, Essent Guaranty's Available Assets were $3.23 billion or 168% of its Minimum Required Assets of $1.92 billion based on our interpretation of PMIERs 2.0.

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

Financial Condition

Stockholders’ Equity

As of March 31, 2023, stockholders’ equity was $4.65 billion, compared to $4.46 billion as of December 31, 2022. Stockholders' equity increased primarily due to net income generated in 2023 and a decrease in accumulated other comprehensive loss related to a decrease in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.

Investments

As of March 31, 2023, investments totaled $5.2 billion compared to $5.0 billion as of December 31, 2022. In addition, our total cash was $68.6 million as of March 31, 2023, compared to $81.2 million as of December 31, 2022. The increase in investments was primarily due to investing net cash flows from operations during the three months ended March 31, 2023 and a decrease in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$475,784	9.6%	$556,438	11.7%
U.S. agency securities	12,690	0.3	49,058	1.0
U.S. agency mortgage-backed securities	850,124	17.2	783,743	16.5
Municipal debt securities(1)	609,010	12.3	602,690	12.8
Non-U.S. government securities	63,018	1.3	62,399	1.3
Corporate debt securities(2)	1,462,596	29.5	1,414,321	29.8
Residential and commercial mortgage securities	542,013	10.9	511,824	10.8
Asset-backed securities	648,109	13.1	624,561	13.2
Money market funds	286,692	5.8	136,591	2.9
Total Investments Available for Sale	$4,950,036	100.0%	$4,741,625	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.4%	79.0%
General obligation bonds	18.5	20.9
Tax allocation bonds	0.1	0.1
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	40.8%	40.5%
Consumer, non-cyclical	18.5	17.9
Consumer, cyclical	7.2	6.8
Industrial	6.7	6.8
Utilities	5.7	6.1
Communications	8.6	8.4
Technology	4.8	4.9
Energy	5.5	6.4
Basic Materials	2.1	2.1
Government	0.1	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,152,791	46.1%	$2,122,599	46.2%
Aa1	106,131	2.3	111,262	2.4
Aa2	329,046	7.1	325,241	7.1
Aa3	233,021	5.0	232,500	5.0
A1	407,348	8.7	396,095	8.6
A2	388,296	8.3	410,163	8.9
A3	281,073	6.0	268,928	5.8
Baa1	246,921	5.3	236,793	5.1
Baa2	245,523	5.3	221,308	4.8
Baa3	175,828	3.8	187,117	4.1
Below Baa3	97,366	2.1	93,028	2.0
Total (2)	$4,663,344	100.0%	$4,605,034	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $286,692 and $136,591 of money market funds at March 31, 2023 and December 31, 2022, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,297,860	26.2%	$1,245,839	26.3%
1 to < 2 Years	517,407	10.5	534,038	11.3
2 to < 3 Years	416,003	8.4	511,701	10.8
3 to < 4 Years	586,055	11.8	525,683	11.1
4 to < 5 Years	438,784	8.9	400,540	8.4
5 or more Years	1,693,927	34.2	1,523,824	32.1
Total Investments Available for Sale	$4,950,036	100.0%	$4,741,625	100.0%

Top Ten Investments Available for Sale Holdings

	March 31, 2023
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 2.875% 06/15/2025	$40,295	$40,949	$(654)	Aaa
2	US Treasury 1.500% 08/15/2026	31,556	34,385	(2,829)	Aaa
3	Freddie Mac 5.500% 11/01/2052	29,946	30,205	(259)	Aaa
4	US Treasury 0.250% 05/31/2025	23,629	25,588	(1,959)	Aaa
5	US Treasury 2.500% 01/31/2024	20,019	20,391	(372)	Aaa
6	US Treasury 2.625% 06/30/2023	19,651	19,743	(92)	Aaa
7	US Treasury 2.000% 04/30/2024	19,517	19,580	(63)	Aaa
8	US Treasury 0.875% 06/30/2026	17,918	19,641	(1,723)	Aaa
9	US Treasury 0.125% 10/15/2023	17,195	17,619	(424)	Aaa
10	US Treasury 5.250% 11/15/2028	16,477	17,671	(1,194)	Aaa
Total		$236,203	$245,772	$(9,569)
Percent of Investments Available for Sale		4.8%

(1)As of March 31, 2023, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2022
($ in thousands)	Security	Fair Value
1	US Treasury 2.875% 06/15/2025	$39,908
2	US Treasury 1.500% 08/15/2026	31,025
3	Federal Home Loan Banks 0.000% 01/03/2023	27,080
4	US Treasury 0.250% 05/31/2025	23,249
5	US Treasury 2.500% 01/31/2024	19,911
6	US Treasury 0.000% 02/23/2023	19,879
7	US Treasury 2.625% 06/30/2023	19,562
8	US Treasury 2.000% 04/30/2024	19,369
9	US Treasury 0.875% 06/30/2026	17,584
10	US Treasury 0.125% 10/15/2023	17,003
Total		$234,570
Percent of Investments Available for Sale		4.9%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2023:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$12,017	$12,547	Aa1
City of New York NY	9,187	8,967	Aa2
Metropolitan Transportation Authority	6,640	6,959	A3
Port Authority of New York & New Jersey	6,435	7,085	Aa3
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	6,431	7,204	Aa1
State of New York Sales Tax Revenue	4,616	4,936	Aa1
State of New York Personal Income Tax Revenue	4,615	4,677	Aa1
State University of New York Dormitory Facilities Revenue	3,897	3,981	Aa3
University of Rochester	3,412	3,234	Aa3
New York City Water & Sewer System	2,995	2,923	Aa1
New York City Transitional Finance Authority Building Aid Revenue	2,768	2,782	Aa2
Triborough Bridge & Tunnel Authority	2,710	2,640	Aa3
Research Foundation of State University of New York/The	2,344	2,470	A1
Rochester Institute of Technology	2,183	2,230	A1
City of Yonkers NY	2,147	2,289	A3
Long Island Power Authority	1,688	1,669	A2
Trustees of Columbia University in the City of New York/The	1,319	1,309	Aaa
New York State Thruway Authority	1,279	1,274	A1
Yankee Stadium LLC	711	793	A1
New York University	281	281	Aa2
County of Nassau NY	277	273	A1
	$77,952	$80,523

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2023, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.5 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2022 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards adopted or under evaluation.

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

At March 31, 2023, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as discussed below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report, along with the disclosure below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2023.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2023	4,848	$38.55	—
February 1 - February 28, 2023	—	N/A	—
March 1 - March 31, 2023	497,983	$38.99	431,904
Total	502,831		431,904	$233,433

(1)As of March 31, 2023, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2022, of which $16.6 million had been utilized. The remaining $233.4 million in the table represents the amount available to repurchase shares under the share repurchase plan as of March 31, 2023. In April 2023, the Company repurchased an additional 374 thousand shares at a total cost of $15.1 million. After the April repurchases, the amount remaining under the share repurchase plan was $218.3 million.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.		Description
10.1	*	Offer Letter between Essent US Holdings, Inc. and David Weinstock dated March 14, 2023 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on March 15, 2023)
10.2	*	Essent Group Ltd. 2013 Long-Term Incentive Plan, as amended and restated
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 9, 2023	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 9, 2023	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)