Form 10-Q
period 2023-06-30
Essent Group Ltd.
filed 2023-08-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 3, 2023 was 106,988,429.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2023	2022
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2023 — $4,854,576; 2022 — $4,932,574)	$4,438,554	$4,489,598
Short-term investments available for sale, at fair value (amortized cost: 2023 — $583,712; 2022 — $252,282)	583,540	252,027
Total investments available for sale	5,022,094	4,741,625
Other invested assets	266,559	257,941
Total investments	5,288,653	4,999,566
Cash	68,101	81,240
Accrued investment income	36,099	33,162
Accounts receivable	62,692	57,399
Deferred policy acquisition costs	9,460	9,910
Property and equipment (at cost, less accumulated depreciation of $68,791 in 2023 and $67,352 in 2022)	31,324	19,571
Prepaid federal income tax	446,460	418,460
Other assets	40,526	104,489
Total assets	$5,983,315	$5,723,797

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$216,943	$216,464
Unearned premium reserve	153,921	162,887
Net deferred tax liability	328,340	356,810
Credit facility borrowings (at carrying value, less unamortized deferred costs of $3,608 in 2023 and $4,136 in 2022)	421,392	420,864
Other accrued liabilities	129,367	104,463
Total liabilities	1,249,963	1,261,488
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 106,988 shares in 2023 and 107,683 shares in 2022	1,605	1,615
Additional paid-in capital	1,309,834	1,350,377
Accumulated other comprehensive loss	(360,135)	(382,790)
Retained earnings	3,782,048	3,493,107
Total stockholders’ equity	4,733,352	4,462,309
Total liabilities and stockholders’ equity	$5,983,315	$5,723,797

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Net premiums written	$209,621	$210,342	$415,521	$410,073
Decrease in unearned premiums	3,608	1,669	8,966	17,268
Net premiums earned	213,229	212,011	424,487	427,341
Net investment income	45,250	29,339	88,486	54,019
Realized investment losses, net	(1,589)	(471)	(2,077)	(7,823)
(Loss) income from other invested assets	(4,852)	1,953	(7,554)	26,658
Other income	8,090	1,577	13,032	8,825
Total revenues	260,128	244,409	516,374	509,020

Losses and expenses:
Provision (benefit) for losses and LAE	1,260	(76,199)	1,080	(183,057)
Other underwriting and operating expenses	42,174	41,898	90,369	82,694
Interest expense	7,394	2,887	14,330	5,113
Total losses and expenses	50,828	(31,414)	105,779	(95,250)

Income before income taxes	209,300	275,823	410,595	604,270
Income tax expense	37,067	44,054	67,535	98,334
Net income	$172,233	$231,769	$343,060	$505,936

Earnings per share:
Basic	$1.62	$2.17	$3.22	$4.70
Diluted	1.61	2.16	3.20	4.69

Weighted average shares outstanding:
Basic	106,249	106,921	106,594	107,540
Diluted	107,093	107,283	107,338	107,933

Net income	$172,233	$231,769	$343,060	$505,936

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($5,046) and ($24,235) in the three months ended June 30, 2023 and 2022 and $4,382 and ($60,132) in the six months ended June 30, 2023 and 2022.	(36,098)	(134,268)	22,655	(337,274)
Total other comprehensive income (loss)	(36,098)	(134,268)	22,655	(337,274)
Comprehensive income	$136,135	$97,501	$365,715	$168,662

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Common Shares
Balance, beginning of period	$1,615	$1,622	$1,615	$1,641
Issuance of management incentive shares	—	2	8	9
Cancellation of treasury stock	(10)	(9)	(18)	(35)
Balance, end of period	1,605	1,615	1,605	1,615

Additional Paid-In Capital
Balance, beginning of period	1,334,607	1,358,583	1,350,377	1,428,952
Dividends and dividend equivalents declared	415	192	818	419
Issuance of management incentive shares	—	(2)	(8)	(9)
Stock-based compensation expense	4,354	4,198	9,460	9,005
Cancellation of treasury stock	(29,542)	(22,321)	(50,813)	(97,717)
Balance, end of period	1,309,834	1,340,650	1,309,834	1,340,650

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(324,037)	(152,299)	(382,790)	50,707
Other comprehensive income (loss)	(36,098)	(134,268)	22,655	(337,274)
Balance, end of period	(360,135)	(286,567)	(360,135)	(286,567)

Retained Earnings
Balance, beginning of period	3,636,756	3,007,162	3,493,107	2,754,814
Net income	172,233	231,769	343,060	505,936
Dividends and dividend equivalents declared	(26,941)	(22,634)	(54,119)	(44,453)
Balance, end of period	3,782,048	3,216,297	3,782,048	3,216,297

Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(29,552)	(22,330)	(50,831)	(97,752)
Cancellation of treasury stock	29,552	22,330	50,831	97,752
Balance, end of period	—	—	—	—

Total Stockholders' Equity	$4,733,352	$4,271,995	$4,733,352	$4,271,995

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating Activities
Net income	$343,060	$505,936
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the sale of investments, net	2,077	7,823
Loss (income) from other invested assets	7,554	(26,658)
Distribution of income from other invested assets	1,715	9,711
Depreciation and amortization	1,439	1,490
Stock-based compensation expense	9,460	9,005
Amortization of premium on investment securities	6,707	10,451
Deferred income tax provision	(32,850)	34,853
Change in:
Accrued investment income	(2,937)	(170)
Accounts receivable	(5,308)	(4,428)
Deferred policy acquisition costs	450	1,369
Prepaid federal income tax	(28,000)	(31,100)
Other assets	68,514	(52,672)
Reserve for losses and LAE	479	(197,472)
Unearned premium reserve	(8,966)	(17,268)
Other accrued liabilities	(10,894)	(6,972)
Net cash provided by operating activities	352,500	243,898

Investing Activities
Net change in short-term investments	(331,513)	(42,538)
Purchase of investments available for sale	(849,582)	(733,213)
Proceeds from maturity of investments available for sale	533,563	126,164
Proceeds from sales of investments available for sale	404,708	575,977
Purchase of other invested assets	(19,158)	(31,708)
Return of investment from other invested assets	1,272	1,370
Purchase of property and equipment	(797)	(1,649)
Net cash used in investing activities	(261,507)	(105,597)

Financing Activities
Treasury stock acquired	(50,831)	(97,752)
Payment of issuance costs for credit facility	—	(154)
Dividends paid	(53,301)	(44,034)
Net cash used in financing activities	(104,132)	(141,940)

Net decrease in cash	(13,139)	(3,639)
Cash at beginning of year	81,240	81,491
Cash at end of period	$68,101	$77,852

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(34,671)	$(49,695)
Interest payments	(13,520)	(4,291)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$17,293	$10,096

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2023 prior to the issuance of these condensed consolidated financial statements.

Effective July 1, 2023, Essent US Holdings acquired all of the issued and outstanding shares of capital stock of Agents National Title Holding Company (“Agents National Title”) and the issued and outstanding membership interests of Boston National Holdings LLC (“Boston National Title”) for $92.6 million in cash. The purchase price is subject to further customary post-closing adjustments as described in a securities purchase agreement among the parties to the transaction. The acquisition provides complementary products and services to our mortgage insurance business, adding a team of seasoned title professionals to Essent and providing a platform to leverage our capital, lender network and operational expertise in a well-established, adjacent real estate sector. Our initial accounting for this business combination is currently underway. We expect to record and disclose the preliminary purchase price allocation in the third quarter of 2023.

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

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$670,537	$503	$(27,454)	$643,586
U.S. agency securities	9,698	—	(27)	9,671
U.S. agency mortgage-backed securities	923,927	347	(114,166)	810,108
Municipal debt securities (1)	646,058	4,025	(49,921)	600,162
Non-U.S. government securities	57,445	—	(6,892)	50,553
Corporate debt securities (2)	1,473,003	1,420	(125,202)	1,349,221
Residential and commercial mortgage securities	575,624	147	(65,421)	510,350
Asset-backed securities	668,462	118	(33,670)	634,910
Money market funds	413,533	—	—	413,533
Total investments available for sale	$5,438,287	$6,560	$(422,753)	$5,022,094

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$584,173	$341	$(28,076)	$556,438
U.S. agency securities	49,059	7	(8)	49,058
U.S. agency mortgage-backed securities	898,675	258	(115,190)	783,743
Municipal debt securities (1)	661,934	2,010	(61,254)	602,690
Non-U.S. government securities	69,651	—	(7,252)	62,399
Corporate debt securities (2)	1,546,513	1,195	(133,387)	1,414,321
Residential and commercial mortgage securities	577,915	390	(66,481)	511,824
Asset-backed securities	660,345	72	(35,856)	624,561
Money market funds	136,591	—	—	136,591
Total investments available for sale	$5,184,856	$4,273	$(447,504)	$4,741,625

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.2%	79.0%
General obligation bonds	18.8	20.9
Tax allocation bonds	—	0.1
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	43.7%	40.5%
Consumer, non-cyclical	15.8	17.9
Consumer, cyclical	6.5	6.8
Industrial	7.8	6.8
Utilities	6.5	6.1
Communications	7.0	8.4
Technology	5.4	4.9
Energy	5.0	6.4
Basic Materials	2.3	2.1
Government	—	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$273,518	$271,747
Due after 1 but within 5 years	325,556	305,868
Due after 5 but within 10 years	57,063	52,252
Due after 10 years	14,400	13,719
Subtotal	670,537	643,586
U.S. agency securities:
Due in 1 year	9,698	9,671
Subtotal	9,698	9,671
Municipal debt securities:
Due in 1 year	4,906	4,896
Due after 1 but within 5 years	91,150	87,755
Due after 5 but within 10 years	175,677	165,374
Due after 10 years	374,325	342,137
Subtotal	646,058	600,162
Non-U.S. government securities:
Due after 1 but within 5 years	32,128	30,877
Due after 5 but within 10 years	5,065	4,114
Due after 10 years	20,252	15,562
Subtotal	57,445	50,553
Corporate debt securities:
Due in 1 year	197,737	194,606
Due after 1 but within 5 years	584,412	550,847
Due after 5 but within 10 years	476,475	421,678
Due after 10 years	214,379	182,090
Subtotal	1,473,003	1,349,221
U.S. agency mortgage-backed securities	923,927	810,108
Residential and commercial mortgage securities	575,624	510,350
Asset-backed securities	668,462	634,910
Money market funds	413,533	413,533
Total investments available for sale	$5,438,287	$5,022,094

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Realized gross gains	$23	$171	$892	$12,747
Realized gross losses	(1,436)	(173)	(2,793)	(13,264)
Impairment loss	(176)	(469)	(176)	(7,306)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$274,448	$(4,066)	$293,776	$(23,388)	$568,224	$(27,454)
U.S. agency securities	9,671	(27)	—	—	9,671	(27)
U.S. agency mortgage-backed securities	169,514	(5,925)	623,847	(108,241)	793,361	(114,166)
Municipal debt securities	196,380	(4,163)	253,299	(45,758)	449,679	(49,921)
Non-U.S. government securities	15,664	(411)	34,889	(6,481)	50,553	(6,892)
Corporate debt securities	399,331	(10,073)	856,101	(115,129)	1,255,432	(125,202)
Residential and commercial mortgage securities	60,682	(3,586)	443,965	(61,835)	504,647	(65,421)
Asset-backed securities	123,573	(1,179)	494,738	(32,491)	618,311	(33,670)
Total	$1,249,263	$(29,430)	$3,000,615	$(393,323)	$4,249,878	$(422,753)

	Less than 12 months		12 months or more		Total
December 31, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$321,848	$(12,381)	$169,795	$(15,695)	$491,643	$(28,076)
U.S. agency securities	7,117	(8)	—	—	7,117	(8)
U.S. agency mortgage-backed securities	351,310	(34,193)	415,743	(80,997)	767,053	(115,190)
Municipal debt securities	335,784	(41,620)	64,766	(19,634)	400,550	(61,254)
Non-U.S. government securities	48,071	(2,914)	14,328	(4,338)	62,399	(7,252)
Corporate debt securities	811,217	(69,415)	421,307	(63,972)	1,232,524	(133,387)
Residential and commercial mortgage securities	265,934	(22,628)	242,366	(43,853)	508,300	(66,481)
Asset-backed securities	333,080	(15,454)	258,572	(20,402)	591,652	(35,856)
Total	$2,474,361	$(198,613)	$1,586,877	$(248,891)	$4,061,238	$(447,504)

At June 30, 2023 and December 31, 2022, we held 2,567 and 2,578 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at June 30, 2023 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at June 30, 2023 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $0.2 million in the three and six months ended June 30, 2023 and impairments of $0.5 million and $7.3 million, respectively, in the three and six months ended June 30, 2022 due to our intent to sell securities in an unrealized loss position.

The Company's other invested assets at June 30, 2023 and December 31, 2022 totaled $266.6 million and $257.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $139.7 million as of June 30, 2023. The majority of these investments were in limited partnerships invested in real estate or technology. At June 30, 2023, maximum future funding commitments were $50.3 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.3 million at June 30, 2023 and $9.1 million at December 31, 2022. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.1 billion at June 30, 2023 and $972.4 million at December 31, 2022. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $5.0 million at June 30, 2023 and $8.6 million at December 31, 2022. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at June 30, 2023 and $9.1 million at December 31, 2022.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Fixed maturities	$43,775	$31,074	$87,251	$57,298
Short-term investments	3,298	215	5,017	258
Gross investment income	47,073	31,289	92,268	57,556
Investment expenses	(1,823)	(1,950)	(3,782)	(3,537)
Net investment income	$45,250	$29,339	$88,486	$54,019

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net premiums written:
Direct	$249,167	$232,660	$488,658	$452,914
Ceded (1)	(39,546)	(22,318)	(73,137)	(42,841)
Net premiums written	$209,621	$210,342	$415,521	$410,073

Net premiums earned:
Direct	$252,775	$234,329	$497,624	$470,182
Ceded (1)	(39,546)	(22,318)	(73,137)	(42,841)
Net premiums earned	$213,229	$212,011	$424,487	$427,341

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

The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of June 30, 2023:

QSR Agreement	Coverage Period	Ceding Percentage	Ceding Commission	Profit Commission
QSR-2019	September 1, 2019 - December 31, 2020	(1)	20%	63%	(2)
QSR-2022	January 1, 2022 - December 31, 2022	20%	20%	62%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%	20%	58%
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

Total RIF ceded under the QSR agreements was $7.7 billion as of June 30, 2023.

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

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of June 30, 2023:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2019-1	Jan. 2018 - Dec. 2018	6,031,462	1,568,566	21,467	247,780	February 25, 2026
Radnor Re 2020-1	Jan. 2019 - Aug. 2019	7,496,071	1,939,751	52,691	214,221	January 25, 2027
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	35,742,003	9,110,919	374,172	278,827	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	39,179,542	10,503,842	384,452	279,297	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	32,744,576	8,818,357	237,868	303,761	September 25, 2028
Total		$121,193,654	$31,941,435	$1,070,650	$1,323,886

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of June 30, 2023:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention		Optional Termination Date
XOL 2018-1	Jan. 2017 - Dec. 2017	$5,200,346	$1,369,342	$65,983	$421,003		October 1, 2023	(2)
XOL 2019-1	Jan. 2018 - Dec. 2018	6,031,462	1,568,566	76,144	247,780	(1)	February 25, 2026
XOL 2020-1	Jan. 2019 - Dec. 2019	7,496,071	1,939,751	41,162	214,221	(1)	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	72,971,240	19,674,482	141,992	507,114		January 1, 2030
Total		$91,699,119	$24,552,141	$325,281	$1,390,118

(1) First layer retentions shown are ILN retention levels as a result of overlapping coverage within the vintage.
(2) If the reinsurance agreement is not terminated at the optional termination date, the reinsurance premium increases by 50%.

    Based on the level of delinquencies reported to us, the ILN transactions entered into prior to March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The amortization of principal of the notes issued by the unaffiliated special purpose insurers in connection with those ILN transactions is suspended and the aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. Radnor Re 2020-1 was no longer subject to a trigger event as of

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 25, 2022. During the second quarter of 2023, Radnor Re 2019-1 and Radnor Re 2020-1 retired approximately 90% of their outstanding notes though a tender offer made by these special purpose insurers.

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of June 30, 2023:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2019-1 Ltd.	$21,467	$77	$3	$80
Radnor Re 2020-1 Ltd.	52,691	(238)	13	(225)
Radnor Re 2021-1 Ltd.	374,172	(4,631)	71	(4,560)
Radnor Re 2021-2 Ltd.	384,452	(4,660)	116	(4,544)
Radnor Re 2022-1 Ltd.	237,868	862	81	943
Total	$1,070,650	$(8,590)	$284	$(8,306)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

(In thousands)	2023	2022
Reserve for losses and LAE at beginning of period	$216,464	$407,445
Less: Reinsurance recoverables	14,618	25,940
Net reserve for losses and LAE at beginning of period	201,846	381,505
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	64,070	43,095
Prior years	(62,990)	(226,152)
Net incurred losses and LAE during the current period	1,080	(183,057)
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	31	81
Prior years	3,910	2,051
Net loss and LAE payments during the current period	3,941	2,132
Net reserve for losses and LAE at end of period	198,985	196,316
Plus: Reinsurance recoverables	17,958	13,657
Reserve for losses and LAE at end of period	$216,943	$209,973

For the six months ended June 30, 2023, $3.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $63.0 million favorable prior year development during the six months ended June 30, 2023. Reserves remaining as of June 30, 2023 for prior years are $134.9 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2022, $2.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $226.2 million favorable prior year development during the six months ended June 30, 2022. Reserves remaining as of June 30, 2022 for prior years were $153.3 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

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

The defaulted loans reported to us in the second and third quarters of 2020 (“Early COVID Defaults”) had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $62.9 million and $164.1 million for the three and six months ended June 30, 2022. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. The transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

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

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a five-year secured credit facility with a committed capacity of $825 million (the Credit Facility"). The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at June 30, 2023 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of June 30, 2023, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Credit Facility with a weighted average interest rate of 6.87%. As of December 31, 2022, $425 million had been borrowed with a weighted average interest rate of 6.02%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. No remedy payments were made in the six months ended June 30, 2023, and we paid less than $0.1 million related to remedies in the six months ended June 30, 2022. As of June 30, 2023, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2023 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2023, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2023	2022
March 31	$0.25	$0.20
June 30	0.25	0.21
September 30	—	0.22
December 31	—	0.23

Total dividends per common share declared and paid	$0.50	$0.86

In August 2023, the Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on September 11, 2023 to shareholders of record on September 1, 2023.

Share Repurchase Plan

In May 2022, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. Through June 30, 2023, the Company repurchased 1,131,896 common shares at a cost of $46.0 million under the 2022 plan, leaving $204.0 million remaining unused under the authorized repurchase plan as of June 30, 2023.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 5.6 million under the 2013 Plan, as amended. As of June 30, 2023, there were 3.9 million common shares available for future grant under the 2013 Plan.
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the six months ended June 30, 2023:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	647	$20.99	138	$45.94	350	$45.51	37	$40.86
Granted	300	12.66	75	43.51	461	38.59	19	41.74
Vested	(103)	51.52	(64)	46.65	(160)	47.82	(15)	40.28
Forfeited	—	—	—	—	(13)	39.21	—	40.76
Outstanding at June 30, 2023	844	$14.29	149	$44.40	638	$40.04	41	$41.48

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

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2021, 2022 and 2023 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

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

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $14.5 million and $17.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $30.7 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2023 and we expect to recognize the expense over a weighted average period of 2.28 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 113,980 in the six months ended June 30, 2023. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2023.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Compensation expense	$4,354	$4,198	$9,460	$9,005
Income tax benefit	861	828	1,879	1,785

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At June 30, 2023, Essent Guaranty had unassigned surplus of approximately $273.2 million and Essent PA had unassigned surplus of approximately $11.7 million. In three and six months ended June 30, 2023, Essent Guaranty paid dividends of $90 million and $180 million, respectively, to its parent, Essent US Holdings, Inc. In three and six months ended June 30, 2022, Essent Guaranty paid dividends of $100 million and $200 million, respectively, to its parent, Essent US Holdings, Inc. Essent PA did not pay a dividend in the three and six months ended June 30, 2023 or 2022. As of June 30, 2023, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $273.2 million and $5.3 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2023, Essent Re had total equity of $1.6 billion.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income	$172,233	$231,769	$343,060	$505,936

Basic weighted average shares outstanding	106,249	106,921	106,594	107,540
Dilutive effect of nonvested shares	844	362	744	393
Diluted weighted average shares outstanding	107,093	107,283	107,338	107,933

Basic earnings per share	$1.62	$2.17	$3.22	$4.70
Diluted earnings per share	$1.61	$2.16	$3.20	$4.69

There were 15,528 and 180,561 antidilutive shares for the three months ended June 30, 2023 and 2022, respectively, and 63,433 and 131,073 antidilutive shares for the six months ended June 30, 2023 and 2022, respectively.

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

	2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants		2020 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target and Shares Issued
June 30, 2023	200%	100%	200%	100%	139%	69.5%
June 30, 2022			177%	89%	100%	50%	100%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(375,049)	$51,012	$(324,037)	$(173,623)	$21,324	$(152,299)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(42,733)	5,385	(37,348)	(158,974)	24,322	(134,652)
Less: Reclassification adjustment for gains included in net income (1)	1,589	(339)	1,250	471	(87)	384
Net unrealized (losses) gains on investments	(41,144)	5,046	(36,098)	(158,503)	24,235	(134,268)
Other comprehensive (loss) income	(41,144)	5,046	(36,098)	(158,503)	24,235	(134,268)
Balance at end of period	$(416,193)	$56,058	$(360,135)	$(332,126)	$45,559	$(286,567)

	Six Months Ended June 30,
	2023			2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(443,230)	$60,440	$(382,790)	$65,280	$(14,573)	$50,707
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	24,960	(4,091)	20,869	(405,229)	59,152	(346,077)
Less: Reclassification adjustment for losses included in net income (1)	2,077	(291)	1,786	7,823	980	8,803
Net unrealized gains (losses) on investments	27,037	(4,382)	22,655	(397,406)	60,132	(337,274)
Other comprehensive income (loss)	27,037	(4,382)	22,655	(397,406)	60,132	(337,274)
Balance at end of period	$(416,193)	$56,058	$(360,135)	$(332,126)	$45,559	$(286,567)

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

June 30, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$643,586	$—	$—	$643,586
U.S. agency securities	—	9,671	—	9,671
U.S. agency mortgage-backed securities	—	810,108	—	810,108
Municipal debt securities	—	600,162	—	600,162
Non-U.S. government securities	—	50,553	—	50,553
Corporate debt securities	—	1,349,221	—	1,349,221
Residential and commercial mortgage securities	—	510,350	—	510,350
Asset-backed securities	—	634,910	—	634,910
Money market funds	413,533	—	—	413,533
Total assets at fair value (1) (2)	$1,057,119	$3,964,975	$—	$5,022,094

December 31, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$556,438	$—	$—	$556,438
U.S. agency securities	—	49,058	—	49,058
U.S. agency mortgage-backed securities	—	783,743	—	783,743
Municipal debt securities	—	602,690	—	602,690
Non-U.S. government securities	—	62,399	—	62,399
Corporate debt securities	—	1,414,321	—	1,414,321
Residential and commercial mortgage securities	—	511,824	—	511,824
Asset-backed securities	—	624,561	—	624,561
Money market funds	136,591	—	—	136,591
Total assets at fair value (1)	$693,029	$4,048,596	$—	$4,741,625

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

(In thousands)	2023	2022
Essent Guaranty
Statutory net income	$185,102	$367,283
Statutory surplus	978,482	1,018,795
Contingency reserve liability	2,158,755	1,928,827

Essent PA
Statutory net (loss) income	$(3,519)	$1,310
Statutory surplus	50,668	57,368
Contingency reserve liability	55,164	57,415

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

At June 30, 2023 and 2022, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the six months ended June 30, 2023, Essent Guaranty increased its contingency reserve by $110.0 million and Essent PA decreased its contingency reserve by $1.6 million. During the six months ended June 30, 2023 and 2022, Essent Guaranty released contingency reserves of $22.5 million and $6.3 million, respectively,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

and Essent PA released contingency reserves of $1.9 million and $0.5 million, respectively, to unassigned funds upon completion of the 120 month holding period.

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

Essent Re's statutory capital and surplus was $1.6 billion as of June 30, 2023 and $1.5 billion as of December 31, 2022. Essent Re's statutory net income was $150.0 million and $178.5 million for the six months ended June 30, 2023 and 2022, respectively. Statutory capital and surplus as of June 30, 2023 and December 31, 2022 and statutory net income in the six months ended June 30, 2023 and 2022 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2022 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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

Our holding company is domiciled in Bermuda and our U.S. mortgage insurance business is headquartered in Radnor, Pennsylvania. We operate an additional underwriting and service center in Winston-Salem, North Carolina. We have a highly experienced, talented team with 347 employees as of June 30, 2023. We generated new insurance written, or NIW, of approximately $13.5 billion and $26.4 billion for the three and six months ended June 30, 2023, respectively, compared to approximately $20.1 billion and $32.9 billion for the three and six months ended June 30, 2022, respectively.

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of June 30, 2023, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.3 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best

COVID-19

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

As of June 30, 2023, approximately 99% of the Early COVID Defaults had cured. While this level of cure activity exceeded our initial expectations for the Early COVID Defaults, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

Current Economic Developments

The economy in the United States is currently experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of June 30, 2023. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreements with panels of third-party reinsurers ("the QSR Agreements") and an increase in our Minimum Required Assets.

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

Premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2023 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2023 and 2022, monthly premium policies comprised 96% and 95% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 85.8% at June 30, 2023. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2023. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of June 30, 2023, 64% of our IIF relates to business written since January 1, 2021 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Claims incidence for defaults associated with COVID-19 may not follow this pattern. As of June 30, 2023, 64% of our IIF relates to business written since January 1, 2021 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

The defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. While the level of cure activity for the Early COVID Defaults exceeded our initial expectations, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels as of June 30, 2023. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

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

As more fully described in Note 4 to our condensed consolidated financial statements, at June 30, 2023, we had approximately $1.4 billion of excess of loss reinsurance covering NIW from January 1, 2017 to December 31, 2022 and a quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2023. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 58% and 57% of other underwriting and operating expenses for the three and six months ended June 30, 2023, respectively, compared to 60% and 61% of other underwriting and operating expenses for the three and six months ended June 30, 2022, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2023 and 2022 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
IIF, beginning of period	$231,537,416	$206,842,996	$227,062,055	$207,190,544
NIW - Flow	13,498,080	20,096,135	26,391,869	32,937,617
NIW - Bulk	—	196	—	196
Cancellations	(9,385,612)	(11,042,796)	(17,804,040)	(24,231,826)
IIF, end of period	$235,649,884	$215,896,531	$235,649,884	$215,896,531
Average IIF during the period	$233,484,941	$210,896,297	$231,134,720	$209,038,105
RIF, end of period	$53,290,643	$47,289,910	$53,290,643	$47,289,910

The following is a summary of our IIF at June 30, 2023 by vintage:

($ in thousands)	$	%
2023 (through June 30)	25,882,677	11.0%
2022	58,725,613	24.9%
2021	66,928,946	28.4
2020	52,266,774	22.2
2019	13,481,766	5.7
2018	6,113,917	2.6
2017 and prior	12,250,191	5.2
	$235,649,884	100.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Base average premium rate	0.40%	0.41%	0.40%	0.41%
Single premium cancellations	—	0.01	—	0.01
Gross average premium rate	0.40	0.42	0.40	0.42
Ceded premiums	(0.07)	(0.04)	(0.06)	(0.04)
Net average premium rate	0.33%	0.38%	0.34%	0.38%

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

As of June 30, 2023, our combined net risk in force for our U.S. insurance companies was $34.0 billion and our combined statutory capital was $3.2 billion, resulting in a risk-to-capital ratio of 10.5 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Net premiums written	$209,621	$210,342	$415,521	$410,073
Decrease in unearned premiums	3,608	1,669	8,966	17,268
Net premiums earned	213,229	212,011	424,487	427,341
Net investment income	45,250	29,339	88,486	54,019
Realized investment losses, net	(1,589)	(471)	(2,077)	(7,823)
(Loss) income from other invested assets	(4,852)	1,953	(7,554)	26,658
Other income	8,090	1,577	13,032	8,825
Total revenues	260,128	244,409	516,374	509,020

Losses and expenses:
(Benefit) provision for losses and LAE	1,260	(76,199)	1,080	(183,057)
Other underwriting and operating expenses	42,174	41,898	90,369	82,694
Interest expense	7,394	2,887	14,330	5,113
Total losses and expenses	50,828	(31,414)	105,779	(95,250)
Income before income taxes	209,300	275,823	410,595	604,270
Income tax expense	37,067	44,054	67,535	98,334
Net income	$172,233	$231,769	$343,060	$505,936

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

For the three months ended June 30, 2023, we reported net income of $172.2 million, compared to net income of $231.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we reported net income of $343.1 million, compared to net income of $505.9 million for the six months ended June 30, 2022. The decreases in our operating results in 2023 over the same periods in 2022 were primarily due to increases in the provision for losses and LAE and decreases in income from other invested assets, partially offset by increases in net interest income and decreases in income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended June 30, 2023 by 1%, compared to the three months ended June 30, 2022 primarily due to the increase in our average IIF from $210.9 billion at June 30, 2022 to $233.5 billion at June 30, 2023, partially offset by a decrease in the net average premium rate. Net premiums earned decreased in the six months ended June 30, 2023 by 1% compared to the six months ended June 30, 2022 due to a decrease in the average net premium rate partially offset by the increase in our average IIF from $209.0 billion at June 30, 2022 to $231.1 billion at June 30, 2023. The average net premium rate was 0.33% and 0.38% for the three months ended June 30, 2023 and 2022, respectively, and 0.34% and 0.38% in the six months ended June 30, 2023 and 2022, respectively. See "—Key Performance Indicators—Average Net Premium Rate" above. In the three and six months ended June 30, 2023, ceded premiums increased to $39.5 million and $73.1 million, respectively, from $22.3 million and $42.8 million in the three and six months ended June 30, 2022, respectively, due to additional net ceded premium of approximately $8 million to retire approximately 90% of the outstanding notes for two of our seasoned ILN transactions in the three and six months ended June 30, 2023, reduced profit commission under our QSR Agreement as a result of higher ceded losses, new third-party reinsurance agreements entered in 2023 and a full three and six months of premiums ceded under third-party reinsurance agreements entered in 2022. In the three and six months ended June 30, 2023, premiums earned on the cancellation of non-refundable single premium policies decreased to $1.7 million and $3.5 million, respectively, from $5.3 million and $14.4 million in the three and six months ended June 30, 2022, respectively, as a result of a decrease in existing borrowers refinancing their mortgages during 2023 as compared to 2022.

Net premiums written were essentially unchanged in the three months ended June 30, 2023 and increased by 1% in the six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to an increase in average IIF in the respective periods, partially offset by an increase in premiums ceded under third-party reinsurance agreements, a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing.

In the three months ended June 30, 2023 and 2022, unearned premiums decreased by $3.6 million and $1.7 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $7.4 million and $14.4 million, respectively, which was offset by $11.0 million and $16.1 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2023 and 2022, unearned premiums decreased by $9.0 million and $17.3 million, respectively. This was a result of net premiums written on single premium policies of $14.3 million and $18.5 million, respectively, which was offset by $23.3 million and $35.8 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Fixed maturities	$43,775	$31,074	$87,251	$57,298
Short-term investments	3,298	215	5,017	258
Gross investment income	47,073	31,289	92,268	57,556
Investment expenses	(1,823)	(1,950)	(3,782)	(3,537)
Net investment income	$45,250	$29,339	$88,486	$54,019

The changes in net investment income for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was due to an increase in the pre-tax investment income yield as well as the increase in the weighted average balance of our investment portfolio. The pre-tax investment income yield increased from 2.5% and 2.3% in the three and six months ended June 30, 2022 to 3.5% and 3.4% in the three and six months ended June 30, 2023, respectively, primarily due to a general increase in investment yields due to rising interest rates. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses.The average cash and investment portfolio balance increased to $5.4 billion for each of the three and six months ended June 30, 2023, respectively, from $5.0 billion for each of the three and six months ended June 30, 2022. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended June 30, 2023 was a loss of $4.9 million as compared to a gain of 2.0 million for the three months ended June 30, 2022. Income from other invested assets for the six months ended June 30, 2023 was a loss of $7.6 million as compared to a gain of 26.7 million for the three months ended June 30, 2022. The decrease in income from other invested assets was primarily due to lower fair value adjustments recorded during the three and six months ended June 30, 2023 as compared to the same periods in 2022.

Other Income

Other income for the three months ended June 30, 2023 was $8.1 million as compared to $1.6 million for the three months ended June 30, 2022. Other income for the six months ended June 30, 2023 was $13.0 million compared to $8.8 million for the six months ended June 30, 2022. The increases in other income for the three and six months ended June 30, 2023 as compared to the same periods in 2022 were primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the three months ended June 30, 2023, we recorded a favorable increase in the fair value of these embedded derivatives of $2.7 million compared to an unfavorable decrease in the fair value of the embedded derivatives of $5.5 million in the three months ended June 30, 2022. In the six months ended June 30, 2023, we recorded a favorable increase in the fair value of these embedded derivatives of $2.4 million compared to an unfavorable decrease in the fair value of the embedded derivatives of $1.2 million in the six months ended June 30, 2022. Other income also includes Triad service fee income, contract underwriting revenues and underwriting consulting services to third-party reinsurers.

Provision for Losses and Loss Adjustment Expenses

The increase in the provision for losses and LAE in the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults during the three and six months ended June 30, 2022 which resulted in a benefit recorded to the provision for losses of $62.9 million and $164.1 million for the three and six months ended June 30, 2022 as well as cure activity for defaults with reserves using our normal reserve methodology. In the three and six months ended June 30, 2023 we recorded a provision for losses of $1.3 million and $1.1 million, respectively, primarily due to a provision for losses recorded for current year defaults largely offset by cure activity for defaults reported in prior years.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning default inventory	12,773	14,923	13,433	16,963
Plus: new defaults	6,575	5,495	13,590	11,683
Less: cures	(6,761)	(7,639)	(14,335)	(15,806)
Less: claims paid	(96)	(65)	(190)	(120)
Less: rescissions and denials, net	(11)	(7)	(18)	(13)
Ending default inventory	12,480	12,707	12,480	12,707

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of June 30,
	2023	2022
Case reserves (in thousands) (1)	$199,976	$193,416
Total reserves (in thousands) (1)	$216,888	$209,829
Ending default inventory	12,480	12,707
Average case reserve per default (in thousands)	$16.0	$15.2
Average total reserve per default (in thousands)	$17.4	$16.5
Default rate	1.52%	1.61%
Claims received included in ending default inventory	129	81

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million and $0.1 million as of June 30, 2023 and 2022, respectively.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Reserve for losses and LAE at beginning of period	$216,022	$293,072	$216,464	$407,445
Less: Reinsurance recoverables	16,357	19,335	14,618	25,940
Net reserve for losses and LAE at beginning of period	199,665	273,737	201,846	381,505
Add provision for losses and LAE occurring in:
Current period	31,376	18,726	64,070	43,095
Prior years	(30,116)	(94,925)	(62,990)	(226,152)
Incurred losses and LAE during the current period	1,260	(76,199)	1,080	(183,057)
Deduct payments for losses and LAE occurring in:
Current period	31	80	31	81
Prior years	1,909	1,142	3,910	2,051
Loss and LAE payments during the current period	1,940	1,222	3,941	2,132
Net reserve for losses and LAE at end of period	198,985	196,316	198,985	196,316
Plus: Reinsurance recoverables	17,958	13,657	17,958	13,657
Reserve for losses and LAE at end of period	$216,943	$209,973	$216,943	$209,973

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of June 30, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	5,581	45%	$33,864	17%	$388,012	9%
Four to eleven payments	4,725	38	82,196	41	348,955	24
Twelve or more payments	2,045	16	78,236	39	123,903	63
Pending claims	129	1	5,680	3	6,687	85
Total case reserves (1)	12,480	100%	199,976	100%	$867,557	23
IBNR			14,998
LAE			1,914
Total reserves for losses and LAE (1)			$216,888

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of June 30, 2023.

	As of June 30, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,036	32%	$18,653	10%	$250,303	7%
Four to eleven payments	4,741	37	59,753	31	304,764	20
Twelve or more payments	3,849	30	111,442	57	236,440	47
Pending claims	81	1	3,568	2	3,574	100
Total case reserves (2)	12,707	100%	193,416	100%	$795,081	24
IBNR			14,506
LAE			1,907
Total reserves for losses and LAE (2)			$209,829

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of June 30, 2022.

During the three months ended June 30, 2023, the provision for losses and LAE was $1.3 million, comprised of $31.4 million of current year losses partially offset by $30.1 million of favorable prior years’ loss development. During the three months ended June 30, 2022, the provision for losses and LAE was a benefit of $76.2 million, comprised of $94.9 million of favorable prior years’ loss development partially offset by a provision of $18.7 million for current year losses. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2023, the provision for losses and LAE was $1.1 million, comprised of $64.1 million of current year losses partially offset by $63.0 million of favorable prior years’ loss development. During the six months ended June 30, 2022, the provision for losses and LAE was a benefit of $183.1 million, comprised of $226.2 million of favorable prior years’ loss development partially offset by a provision of $43.1 million for current year losses. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Number of claims paid	96	65	190	120
Amount of claims paid	$1,890	$1,137	$3,850	$1,963
Claim severity	58%	50%	58%	43%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$24,530	58%	$25,291	60%	$51,159	57%	$50,121	61%
Premium taxes	4,738	11	4,545	11	9,391	10	8,513	10
Other	12,906	31	12,062	29	29,819	33	24,060	29
Total other underwriting and operating expenses	$42,174	100%	$41,898	100%	$90,369	100%	$82,694	100%

Number of employees at end of period						347		349

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits decreased in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to decreases in incentive compensation, salaries and overtime. Compensation and benefits increased in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to increased salaries and stock compensation expense associated with shares granted in 2023 and 2022. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in our effective premium tax rate.

•Other expenses increased primarily as a result of increases in professional fees and software related expenses partially offset by an increase in ceding commission earned under the QSR Agreement. In the three and six months ended June 30, 2023, other expenses included approximately $0.7 million and $4.1 million, respectively, of transaction costs associated with the Company's announced title business acquisition. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2023, we incurred interest expense of $7.4 million and $14.3 million, respectively, as compared to $2.9 million and $5.1 million for the three and six months ended June 30, 2022, respectively. The decreases were primarily due to an increase in the weighted average interest rate for borrowings outstanding. For the three and six months ended June 30, 2023, the borrowings under the Credit Facility had a weighted average interest rate of 6.71% and 6.49%, respectively, as compared to 2.47% and 2.16% for the three and six months ended June 30, 2022, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $37.1 million and $44.1 million for the three months ended June 30, 2023 and 2022, respectively, and $67.5 million and $98.3 million for the six months ended June 30, 2023 and 2022, respectively. The provision for income taxes for the six months ended June 30, 2023 was calculated using an estimated annual effective tax rate of 15.2% as compared to an estimated annual effective tax rate of 16.0% for the six months ended June 30, 2022. For the six months ended June 30, 2023 income tax expense includes $1.3 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units. For the six months ended June 30, 2023, income tax expense also includes $5.3 million of net expense associated with prior year tax returns. For the six months ended June 30, 2022, income tax expense includes $6.8 million of discrete tax expense associated with realized and unrealized gains and losses. The tax effects associated with the realized and unrealized gains and losses, vesting of common shares and common share units, and prior year tax return items are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of June 30, 2023, we had substantial liquidity with cash of $68.1 million, short-term investments of $583.5 million and fixed maturity investments of $4.4 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $739.5 million at June 30, 2023. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2023.

Management believes that the Company has sufficient liquidity available both at its holding companies and in its insurance and other operating subsidiaries to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, to respond to changes in the business or economic environment, to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives. We regularly review potential investments and acquisitions, some of which may be material, that, if consummated, would expand our existing business or result in new lines of business, and at any given time we may be in discussions concerning possible transactions. Effective July 1, 2023, Essent US Holdings acquired all of the issued and outstanding shares of capital stock of Agents National Title Holding Company (“Agents National Title”) and the issued and outstanding membership interests of Boston National Holdings LLC (“Boston National Title”) for $92.6 million in cash using existing cash and short-term investments. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.

    At the operating subsidiary level, liquidity could be impacted by any one of the following factors:

•significant decline in the value of our investments;

•inability to sell investment assets to provide cash to fund operating needs;

•decline in expected revenues generated from operations;

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2023, Essent Guaranty had unassigned surplus of approximately $273.2 million and Essent PA had unassigned surplus of approximately $11.7 million. As of June 30, 2023, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $273.2 million and $5.3 million, respectively. Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2023, Essent Re had total equity of $1.6 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$352,500	$243,898
Net cash used in investing activities	(261,507)	(105,597)
Net cash used in financing activities	(104,132)	(141,940)
Net decrease in cash	$(13,139)	$(3,639)

Operating Activities

Cash flow provided by operating activities totaled $352.5 million for the six months ended June 30, 2023, as compared to $243.9 million for the six months ended June 30, 2022. The increase in cash flow provided by operating activities was primarily due to an increase in prepayments, a component of other assets, in the six months ended June 30, 2022 and an increase in investment income in the six months ended June 30, 2023.

Investing Activities

Cash flow used in investing activities totaled $261.5 million for six months ended June 30, 2023 compared to $105.6 million used in investing activities for the six months ended June 30, 2022. In both periods, cash flow used in investing activities related to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $104.1 million and $141.9 million for the six months ended June 30, 2023 and 2022, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the six months ended June 30, 2023 and 2022, no capital contributions were made to our U.S. insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $180 million and $200 million, respectively.

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

The following tables summarizes Essent Guaranty's QSR agreements as of June 30, 2023:

QSR Agreement	Eligible Policy Period	Ceding Percentage	Ceding Commission	Profit Commission
QSR-2019	September 1, 2019 - December 31, 2020	(1)	20%	63%	(2)
QSR-2022	January 1, 2022 - December 31, 2022	20%	20%	62%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%	20%	58%
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

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of June 30, 2023 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,029,167
Contingency reserves	2,213,919
Combined statutory capital	$3,243,086
Combined net risk in force	$34,019,643
Combined risk-to-capital ratio	10.5:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the six months ended June 30, 2023 and 2022, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of June 30, 2023, Essent Re had total stockholders’ equity of $1.6 billion and net risk in force of $21.3 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of June 30, 2023, Essent Guaranty's Available Assets were $3.25 billion or 163% of its Minimum Required Assets of $1.99 billion based on our interpretation of PMIERs 2.0.

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

Financial Condition

Stockholders’ Equity

As of June 30, 2023, stockholders’ equity was $4.73 billion, compared to $4.46 billion as of December 31, 2022. Stockholders' equity increased primarily due to net income generated in 2023 and a decrease in accumulated other comprehensive loss related to a decrease in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.

Investments

As of June 30, 2023, investments totaled $5.3 billion compared to $5.0 billion as of December 31, 2022. In addition, our total cash was $68.1 million as of June 30, 2023, compared to $81.2 million as of December 31, 2022. The increase in investments was primarily due to investing net cash flows from operations during the six months ended June 30, 2023 and a decrease in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$643,586	12.8%	$556,438	11.7%
U.S. agency securities	9,671	0.2	49,058	1.0
U.S. agency mortgage-backed securities	810,108	16.1	783,743	16.5
Municipal debt securities(1)	600,162	12.0	602,690	12.8
Non-U.S. government securities	50,553	1.0	62,399	1.3
Corporate debt securities(2)	1,349,221	26.9	1,414,321	29.8
Residential and commercial mortgage securities	510,350	10.2	511,824	10.8
Asset-backed securities	634,910	12.6	624,561	13.2
Money market funds	413,533	8.2	136,591	2.9
Total Investments Available for Sale	$5,022,094	100.0%	$4,741,625	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.2%	79.0%
General obligation bonds	18.8	20.9
Tax allocation bonds	—	0.1
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	43.7%	40.5%
Consumer, non-cyclical	15.8	17.9
Consumer, cyclical	6.5	6.8
Industrial	7.8	6.8
Utilities	6.5	6.1
Communications	7.0	8.4
Technology	5.4	4.9
Energy	5.0	6.4
Basic Materials	2.3	2.1
Government	—	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	June 30, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,251,533	48.9%	$2,122,599	46.2%
Aa1	113,007	2.5	111,262	2.4
Aa2	305,630	6.6	325,241	7.1
Aa3	230,676	5.0	232,500	5.0
A1	401,624	8.7	396,095	8.6
A2	313,849	6.8	410,163	8.9
A3	263,496	5.7	268,928	5.8
Baa1	237,699	5.2	236,793	5.1
Baa2	241,926	5.2	221,308	4.8
Baa3	161,797	3.5	187,117	4.1
Below Baa3	87,324	1.9	93,028	2.0
Total (2)	$4,608,561	100.0%	$4,605,034	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $413,533 and $136,591 of money market funds at June 30, 2023 and December 31, 2022, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,511,281	30.1%	$1,245,839	26.3%
1 to < 2 Years	545,993	10.9	534,038	11.3
2 to < 3 Years	408,377	8.1	511,701	10.8
3 to < 4 Years	529,277	10.5	525,683	11.1
4 to < 5 Years	395,775	7.9	400,540	8.4
5 or more Years	1,631,391	32.5	1,523,824	32.1
Total Investments Available for Sale	$5,022,094	100.0%	$4,741,625	100.0%

Top Ten Investments Available for Sale Holdings

	June 30, 2023
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 2.875% 06/15/2025	$39,701	$40,985	$(1,284)	Aaa
2	US Treasury 1.500% 08/15/2026	31,078	34,357	(3,279)	Aaa
3	Freddie Mac 5.500% 11/01/2052	28,710	29,453	(743)	Aaa
4	US Treasury 0.000% 12/28/2023	25,261	25,282	(21)	Aaa
5	US Treasury 0.250% 05/31/2025	23,433	25,590	(2,157)	Aaa
6	US Treasury 0.000% 03/21/2024	20,992	21,095	(103)	Aaa
7	US Treasury 2.500% 01/31/2024	20,057	20,392	(335)	Aaa
8	US Treasury 2.000% 04/30/2024	19,514	19,693	(179)	Aaa
9	US Treasury 0.875% 06/30/2026	17,703	19,641	(1,938)	Aaa
10	US Treasury 0.125% 10/15/2023	17,369	17,622	(253)	Aaa
Total		$243,818	$254,110	$(10,292)
Percent of Investments Available for Sale		4.9%

(1)As of June 30, 2023, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2023:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
NEW YORK CITY TRANSITIONAL FIN AUTH	$14,746	$15,317	Aa2
DORMITORY AUTHORITY OF STATE OF NEW YORK	10,472	10,724	Aa2
TRIBOROUGH BRIDGE & TUNNEL AUTHORITY	9,074	9,833	A3
CITY OF NEW YORK	9,052	8,961	Aa3
METROPOLITAN TRANSPORTATION AUTHORITY	6,619	6,929	Aa1
PORT AUTHORITY OF NEW YORK AND NEW JERSEY	6,352	7,069	Aa1
NEW YORK ST URBAN DEV CORP	6,310	6,736	Aa1
MONROE CNTY NY INDL DEV CORP	3,446	3,236	Aa3
NEW YORK CITY MUNICIPAL WATER FINANCE AUTHORITY	3,001	2,922	Aa3
NEW YORK TRANSPORTATION DEVELOPMENT CORP	2,397	2,470	Aa1
CITY OF YONKERS NY	2,133	2,287	Aa2
LONG ISLAND POWER AUTHORITY	1,660	1,661	Aa3
NEW YORK ST TWY AUTH	1,263	1,278	A1
NEW YORK (STATE OF)	698	792	A1
NASSAU CNTY NY	272	272	A3
	$77,495	$80,487

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2023, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2023, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2023.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2023	373,510	$40.53	373,510
May 1 - May 31, 2023	205,694	$43.38	205,694
June 1 - June 30, 2023	120,788	$44.75	120,788
Total	699,992		699,992	$203,968

(1)As of June 30, 2023, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2022, of which $46.0 million had been utilized. The remaining $204.0 million in the table represents the amount available to repurchase shares under the share repurchase plan as of June 30, 2023.

Item 5.   Other Information

On May 15, 2023, David Weinstock, the Company’s Senior Vice President and Chief Financial Officer, entered into a 10b5-1 sales plan (the “Weinstock Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Weinstock Sales Plan provides for the sale of up to an aggregate of 4,000 shares of the Company’s common stock beneficially owned by Mr. Weinstock during the term of the Weinstock Sales Plan and will be in effect until the earlier of (1) January 31, 2024 and (2) the date on which an aggregate of 4,000 shares of the Company’s common stock have been sold under the Weinstock Sales Plan.

On May 23, 2023, Mary Gibbons, the Company’s Senior Vice President and Chief Legal Officer, entered into a 10b5-1 sales plan (the “Gibbons Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Gibbons Sales Plan provides for the sale of up to an aggregate of 28,355 shares of the Company’s common stock beneficially owned by Ms. Gibbons during the term of the Gibbons Sales Plan and will be in effect until the earlier of (1) May 31, 2024 and (2) the date on which an aggregate of 28,355 shares of the Company’s common stock have been sold under the Gibbons Sales Plan.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 7, 2023	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 7, 2023	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)