Form 10-Q
period 2023-09-30
Essent Group Ltd.
filed 2023-11-07
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of November 3, 2023 was 106,759,974.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2023	2022
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2023 — $4,746,829; 2022 — $4,932,574)	$4,241,757	$4,489,598
Short-term investments available for sale, at fair value (amortized cost: 2023 — $756,100; 2022 — $252,282)	755,931	252,027
Total investments available for sale	4,997,688	4,741,625
Other invested assets	272,619	257,941
Total investments	5,270,307	4,999,566
Cash	96,779	81,240
Accrued investment income	36,651	33,162
Accounts receivable	68,332	57,399
Deferred policy acquisition costs	9,375	9,910
Property and equipment (at cost, less accumulated depreciation of $70,011 in 2023 and $67,352 in 2022)	40,710	19,571
Prepaid federal income tax	461,386	418,460
Goodwill and intangible assets, net	64,271	—
Other assets	46,389	104,489
Total assets	$6,094,200	$5,723,797

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$241,333	$216,464
Unearned premium reserve	147,712	162,887
Net deferred tax liability	329,721	356,810
Credit facility borrowings (at carrying value, less unamortized deferred costs of $3,344 in 2023 and $4,136 in 2022)	421,656	420,864
Other accrued liabilities	145,771	104,463
Total liabilities	1,286,193	1,261,488
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 106,887 shares in 2023 and 107,683 shares in 2022	1,603	1,615
Additional paid-in capital	1,309,717	1,350,377
Accumulated other comprehensive loss	(436,383)	(382,790)
Retained earnings	3,933,070	3,493,107
Total stockholders’ equity	4,808,007	4,462,309
Total liabilities and stockholders’ equity	$6,094,200	$5,723,797

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Net premiums written	$240,574	$209,230	$656,095	$619,303
Decrease in unearned premiums	6,231	(1,296)	15,197	15,972
Net premiums earned	246,805	207,934	671,292	635,275
Net investment income	47,072	32,594	135,558	86,613
Realized investment losses, net	(235)	175	(2,312)	(7,648)
(Loss) income from other invested assets	(3,143)	9,617	(10,697)	36,275
Other income	5,609	11,447	18,641	20,272
Total revenues	296,108	261,767	812,482	770,787

Losses and expenses:
Provision (benefit) for losses and LAE	10,822	4,252	11,902	(178,805)
Other underwriting and operating expenses	54,814	42,144	145,183	124,838
Premiums retained by agents	13,175	—	13,175	—
Interest expense	7,854	4,450	22,184	9,563
Total losses and expenses	86,665	50,846	192,444	(44,404)

Income before income taxes	209,443	210,921	620,038	815,191
Income tax expense	31,484	32,870	99,019	131,204
Net income	$177,959	$178,051	$521,019	$683,987

Earnings per share:
Basic	$1.68	$1.67	$4.90	$6.37
Diluted	1.66	1.66	4.86	6.35

Weighted average shares outstanding:
Basic	105,979	106,870	106,387	107,314
Diluted	107,025	107,337	107,232	107,732

Net income	$177,959	$178,051	$521,019	$683,987

Other comprehensive income loss:
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($12,800) and ($22,000) in the three months ended September 30, 2023 and 2022 and $(8,418) and ($82,132) in the nine months ended September 30, 2023 and 2022.	(76,248)	(137,010)	(53,593)	(474,284)
Total other comprehensive income loss	(76,248)	(137,010)	(53,593)	(474,284)
Comprehensive income	$101,711	$41,041	$467,426	$209,703

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Common Shares
Balance, beginning of period	$1,605	$1,615	$1,615	$1,641
Issuance of management incentive shares	—	—	8	9
Cancellation of treasury stock	(2)	—	(20)	(35)
Balance, end of period	1,603	1,615	1,603	1,615

Additional Paid-In Capital
Balance, beginning of period	1,309,834	1,340,650	1,350,377	1,428,952
Dividends and dividend equivalents declared	441	264	1,259	683
Issuance of management incentive shares	—	—	(8)	(9)
Stock-based compensation expense	4,479	4,702	13,939	13,707
Cancellation of treasury stock	(5,037)	(18)	(55,850)	(97,735)
Balance, end of period	1,309,717	1,345,598	1,309,717	1,345,598

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(360,135)	(286,567)	(382,790)	50,707
Other comprehensive income (loss)	(76,248)	(137,010)	(53,593)	(474,284)
Balance, end of period	(436,383)	(423,577)	(436,383)	(423,577)

Retained Earnings
Balance, beginning of period	3,782,048	3,216,297	3,493,107	2,754,814
Net income	177,959	178,051	521,019	683,987
Dividends and dividend equivalents declared	(26,937)	(23,776)	(81,056)	(68,229)
Balance, end of period	3,933,070	3,370,572	3,933,070	3,370,572

Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(5,039)	(18)	(55,870)	(97,770)
Cancellation of treasury stock	5,039	18	55,870	97,770
Balance, end of period	—	—	—	—

Total Stockholders' Equity	$4,808,007	$4,294,208	$4,808,007	$4,294,208

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating Activities
Net income	$521,019	$683,987
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the sale of investments, net	2,312	7,648
Loss (income) from other invested assets	10,697	(36,275)
Distribution of income from other invested assets	3,797	11,149
Depreciation and amortization	3,183	2,230
Stock-based compensation expense	13,939	13,707
Amortization of premium on investment securities	10,442	14,654
Deferred income tax provision	(19,583)	49,106
Change in:
Accrued investment income	(3,489)	(3,052)
Accounts receivable	(6,664)	(11,811)
Deferred policy acquisition costs	535	1,770
Prepaid federal income tax	(42,926)	(45,100)
Other assets	66,599	(50,722)
Reserve for losses and LAE	10,256	(194,951)
Unearned premium reserve	(15,197)	(15,972)
Other accrued liabilities	(7,372)	(9,912)
Net cash provided by operating activities	547,548	416,456

Investing Activities
Net change in short-term investments	(482,796)	(18,052)
Purchase of investments available for sale	(858,678)	(1,022,095)
Proceeds from maturity of investments available for sale	591,403	183,232
Proceeds from sales of investments available for sale	468,537	673,945
Purchase of other invested assets	(28,987)	(69,019)
Return of investment from other invested assets	2,783	1,490
Net cash paid for acquisitions	(86,761)	—
Purchase of property and equipment	(1,843)	(2,511)
Net cash used in investing activities	(396,342)	(253,010)

Financing Activities
Treasury stock acquired	(55,870)	(97,770)
Payment of issuance costs for credit facility	—	(154)
Dividends paid	(79,797)	(67,546)
Net cash used in financing activities	(135,667)	(165,470)

Net increase (decrease) in cash	15,539	(2,024)
Cash at beginning of year	81,240	81,491
Cash at end of period	$96,779	$79,467

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(53,337)	$(73,226)
Interest payments	(21,229)	(8,044)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$25,117	$10,096

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

As a result of our acquisitions of Agents National Title Insurance Company and Boston National Holdings LLC on July 1, 2023, we now offer title insurance products and title and settlement services. Our title insurance operations are headquartered in Columbia, Missouri, and we operate our title agency operations in Charlotte, North Carolina and Pittsburgh, Pennsylvania.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2023 prior to the issuance of these condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Recently Issued Accounting Standards

Accounting Standards Adopted in 2023

    In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provides optional expedients and exceptions for applying generally accepted accounting principles to contract, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06, as reference rate reform activities occur. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

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

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$909,138	$24	$(29,977)	$879,185
U.S. agency securities	7,198	—	(18)	7,180
U.S. agency mortgage-backed securities	898,677	—	(147,739)	750,938
Municipal debt securities (1)	637,536	64	(75,090)	562,510
Non-U.S. government securities	57,407	—	(8,836)	48,571
Corporate debt securities (2)	1,428,873	144	(148,584)	1,280,433
Residential and commercial mortgage securities	563,358	218	(69,883)	493,693
Asset-backed securities	640,382	154	(25,718)	614,818
Money market funds	360,360	—	—	360,360
Total investments available for sale	$5,502,929	$604	$(505,845)	$4,997,688

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$584,173	$341	$(28,076)	$556,438
U.S. agency securities	49,059	7	(8)	49,058
U.S. agency mortgage-backed securities	898,675	258	(115,190)	783,743
Municipal debt securities (1)	661,934	2,010	(61,254)	602,690
Non-U.S. government securities	69,651	—	(7,252)	62,399
Corporate debt securities (2)	1,546,513	1,195	(133,387)	1,414,321
Residential and commercial mortgage securities	577,915	390	(66,481)	511,824
Asset-backed securities	660,345	72	(35,856)	624,561
Money market funds	136,591	—	—	136,591
Total investments available for sale	$5,184,856	$4,273	$(447,504)	$4,741,625

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.1%	79.0%
General obligation bonds	18.9	20.9
Tax allocation bonds	—	0.1
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	43.1%	40.5%
Consumer, non-cyclical	15.8	17.9
Consumer, cyclical	6.7	6.8
Industrial	7.8	6.8
Utilities	6.7	6.1
Communications	7.0	8.4
Technology	5.5	4.9
Energy	5.2	6.4
Basic Materials	2.2	2.1
Government	—	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$526,416	$524,639
Due after 1 but within 5 years	305,939	286,589
Due after 5 but within 10 years	62,373	55,799
Due after 10 years	14,410	12,158
Subtotal	909,138	879,185
U.S. agency securities:
Due in 1 year	7,198	7,180
Subtotal	7,198	7,180
Municipal debt securities:
Due in 1 year	2,388	2,347
Due after 1 but within 5 years	101,186	96,172
Due after 5 but within 10 years	168,182	153,099
Due after 10 years	365,780	310,892
Subtotal	637,536	562,510
Non-U.S. government securities:
Due after 1 but within 5 years	32,135	30,496
Due after 5 but within 10 years	5,064	3,945
Due after 10 years	20,208	14,130
Subtotal	57,407	48,571
Corporate debt securities:
Due in 1 year	194,084	190,994
Due after 1 but within 5 years	569,356	534,150
Due after 5 but within 10 years	483,787	415,847
Due after 10 years	181,646	139,442
Subtotal	1,428,873	1,280,433
U.S. agency mortgage-backed securities	898,677	750,938
Residential and commercial mortgage securities	563,358	493,693
Asset-backed securities	640,382	614,818
Money market funds	360,360	360,360
Total investments available for sale	$5,502,929	$4,997,688

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Realized gross gains	$113	$1,650	$1,005	$14,397
Realized gross losses	(348)	(1,370)	(3,141)	(14,634)
Impairment loss	—	(105)	(176)	(7,411)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$322,348	$(4,324)	$360,082	$(25,653)	$682,430	$(29,977)
U.S. agency securities	7,180	(18)	—	—	7,180	(18)
U.S. agency mortgage-backed securities	114,881	(6,760)	636,057	(140,979)	750,938	(147,739)
Municipal debt securities	254,197	(11,946)	300,187	(63,144)	554,384	(75,090)
Non-U.S. government securities	—	—	48,571	(8,836)	48,571	(8,836)
Corporate debt securities	264,701	(11,767)	991,284	(136,817)	1,255,985	(148,584)
Residential and commercial mortgage securities	36,985	(3,098)	449,512	(66,785)	486,497	(69,883)
Asset-backed securities	88,971	(892)	501,253	(24,826)	590,224	(25,718)
Total	$1,089,263	$(38,805)	$3,286,946	$(467,040)	$4,376,209	$(505,845)

	Less than 12 months		12 months or more		Total
December 31, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$321,848	$(12,381)	$169,795	$(15,695)	$491,643	$(28,076)
U.S. agency securities	7,117	(8)	—	—	7,117	(8)
U.S. agency mortgage-backed securities	351,310	(34,193)	415,743	(80,997)	767,053	(115,190)
Municipal debt securities	335,784	(41,620)	64,766	(19,634)	400,550	(61,254)
Non-U.S. government securities	48,071	(2,914)	14,328	(4,338)	62,399	(7,252)
Corporate debt securities	811,217	(69,415)	421,307	(63,972)	1,232,524	(133,387)
Residential and commercial mortgage securities	265,934	(22,628)	242,366	(43,853)	508,300	(66,481)
Asset-backed securities	333,080	(15,454)	258,572	(20,402)	591,652	(35,856)
Total	$2,474,361	$(198,613)	$1,586,877	$(248,891)	$4,061,238	$(447,504)

At September 30, 2023 and December 31, 2022, we held 2,624 and 2,578 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at September 30, 2023 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at September 30, 2023 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments recorded in the three months ended September 30, 2023. We recorded impairments of $0.2 million in the nine months ended September 30, 2023 and impairments of $0.1 million and $7.4 million in the three and nine months ended September 30, 2022, respectively, due to our intent to sell securities in an unrealized loss position.

The Company's other invested assets at September 30, 2023 and December 31, 2022 totaled $272.6 million and $257.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $137.4 million as of September 30, 2023. The majority of these investments were in limited partnerships invested in real estate or technology. At September 30, 2023, maximum future funding commitments were $49.0 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.4 million at September 30, 2023 and $9.1 million at December 31, 2022. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at September 30, 2023 and $972.4 million at December 31, 2022. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 4). The fair value of the assets on deposit was $5.0 million at September 30, 2023 and $8.6 million at December 31, 2022. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.0 million at September 30, 2023 and $9.1 million at December 31, 2022.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Fixed maturities	$45,373	$33,948	$132,623	$91,245
Short-term investments	3,641	872	8,660	1,132
Gross investment income	49,014	34,820	141,283	92,377
Investment expenses	(1,942)	(2,226)	(5,725)	(5,764)
Net investment income	$47,072	$32,594	$135,558	$86,613

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net premiums written:
Direct	$270,868	$239,773	$759,526	$692,687
Ceded (1)	(30,294)	(30,543)	(103,431)	(73,384)
Net premiums written	$240,574	$209,230	$656,095	$619,303

Net premiums earned:
Direct	$277,099	$238,477	$774,723	$708,659
Ceded (1)	(30,294)	(30,543)	(103,431)	(73,384)
Net premiums earned	$246,805	$207,934	$671,292	$635,275

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

The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of September 30, 2023:

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

Total RIF ceded under the QSR agreements was $8.1 billion as of September 30, 2023.

Excess of Loss Reinsurance

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month SOFR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions. The

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Radnor Re entities collateralized the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty and will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs.

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

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of September 30, 2023:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2019-1	Jan. 2018 - Dec. 2018	$5,730,888	$1,496,891	$21,467	$246,939	February 25, 2026
Radnor Re 2020-1	Jan. 2019 - Aug. 2019	7,185,440	1,864,143	50,596	213,798	January 25, 2027
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	33,594,368	8,642,916	339,120	278,796	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	37,420,329	10,079,502	361,449	279,231	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	32,132,944	8,669,748	237,868	303,660	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	31,014,596	8,478,658	281,462	281,462	July 25, 2028
Total		$147,078,565	$39,231,858	$1,291,962	$1,603,887

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of September 30, 2023:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention		Optional Termination Date
XOL 2018-1	Jan. 2017 - Dec. 2017	$4,920,622	$1,297,126	$57,250	$421,003		October 1, 2023	(2)
XOL 2019-1	Jan. 2018 - Dec. 2018	5,730,888	1,496,891	76,144	246,939	(1)	February 25, 2026
XOL 2020-1	Jan. 2019 - Dec. 2019	7,185,440	1,864,143	38,579	213,798	(1)	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	71,671,369	19,351,146	141,992	506,301		January 1, 2030
Total		$89,508,319	$24,009,306	$313,965	$1,388,041

(1) First layer retentions shown are ILN retention levels as a result of overlapping coverage within the vintage.
(2) This reinsurance agreement was terminated on the optional termination date.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amount of monthly reinsurance premiums ceded to the Radnor Re entities will fluctuate due to changes in one-month SOFR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the Radnor Re Transactions contain embedded derivatives that will be accounted for separately like freestanding derivatives. The change in the fair value of the embedded derivatives is reported in earnings and included in other income.

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of September 30, 2023:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2019-1 Ltd.	$21,467	$69	$3	$72
Radnor Re 2020-1 Ltd.	50,596	(245)	12	(233)
Radnor Re 2021-1 Ltd.	339,120	(4,874)	60	(4,814)
Radnor Re 2021-2 Ltd.	361,449	(5,231)	92	(5,139)
Radnor Re 2022-1 Ltd.	237,868	574	72	646
Radnor Re 2023-1 Ltd.	281,462	220	87	307
Total	$1,291,962	$(9,487)	$326	$(9,161)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

(In thousands)	2023	2022
Reserve for losses and LAE at beginning of period	$216,464	$407,445
Less: Reinsurance recoverables	14,618	25,940
Net reserve for losses and LAE at beginning of period	201,846	381,505
Net reserves acquired during the period	14,513	—
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	101,547	63,236
Prior years	(89,645)	(242,041)
Net incurred losses and LAE during the current period	11,902	(178,805)
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	187	111
Prior years	7,496	3,339
Net loss and LAE payments during the current period	7,683	3,450
Net reserve for losses and LAE at end of period	220,578	199,250
Plus: Reinsurance recoverables	20,755	13,244
Reserve for losses and LAE at end of period	$241,333	$212,494

For the nine months ended September 30, 2023, $7.5 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $89.6 million favorable prior year development during the nine months ended September 30, 2023. Reserves remaining as of September 30, 2023 for prior years are $104.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2022, $3.3 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $242.0 million favorable prior year development during the nine months ended September 30, 2022. Reserves remaining as of September 30, 2022 for prior years were $136.1 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims. During the nine months ended September 30, 2023, we acquired $14.5 million of reserves, excluding $0.1 million of reinsurance recoverables, in connection with the acquisition of our title insurance operations.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The defaulted loans reported to us in the second and third quarters of 2020 (“Early COVID Defaults”) had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the six months ended June 30, 2022. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. The transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

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

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a five-year secured credit facility with a committed capacity of $825 million (the Credit Facility"). The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at September 30, 2023 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of September 30, 2023, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Credit Facility with a weighted average interest rate of 7.07%. As of December 31, 2022, $425 million had been borrowed with a weighted average interest rate of 6.02%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. No remedy payments were made in the nine months ended September 30, 2023, and we paid less than $0.1 million related to remedies in the nine months ended September 30, 2022. As of September 30, 2023, management believes any potential claims for indemnification related to contract

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

underwriting services through September 30, 2023 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2023, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2023	2022
March 31	$0.25	$0.20
June 30	0.25	0.21
September 30	0.25	0.22
December 31	—	0.23
Total dividends per common share declared and paid	$0.75	$0.86

In October 2023, the Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on December 11, 2023 to shareholders of record on December 1, 2023.

Share Repurchase Plan

In May 2022, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. Through September 30, 2023, the Company repurchased 1,233,638 common shares at a cost of $51.0 million under the 2022 plan, leaving $199.0 million remaining unused under the authorized repurchase plan as of September 30, 2023. In October 2023, the Board of Directors approved a share

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 5.6 million under the 2013 Plan, as amended. As of September 30, 2023, there were 3.8 million common shares available for future grant under the 2013 Plan.
The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the nine months ended September 30, 2023:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	647	$20.99	138	$45.94	350	$45.51	37	$40.86
Granted	300	12.66	75	43.51	561	40.74	29	44.18
Vested	(103)	51.52	(64)	46.65	(162)	47.83	(15)	40.29
Forfeited	—	—	—	—	(15)	39.19	—	41.30
Outstanding at September 30, 2023	844	$14.29	149	$44.40	734	$41.47	51	$42.92

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

In January 2023, nonvested common share units were issued to all vice president and staff level employees and are subject to time-based vesting in three equal installments on January 6, 2024, 2025 and 2026. In connection with our incentive program covering bonus awards for performance year 2022, in February 2023, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2024, 2025 and 2026. In August 2023, time-based share units were granted to certain members of senior management that vest in three equal installments on October 1, 2026, 2027 and 2028.

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

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $14.6 million and $17.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $31.2 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2023 and we expect to recognize the expense over a weighted average period of 2.6 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 114,471 in the nine months ended September 30, 2023. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2023.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Compensation expense	$4,479	$4,702	$13,939	$13,707
Income tax benefit	888	930	2,767	2,715

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At September 30, 2023, Essent Guaranty had unassigned surplus of approximately $284.6 million and Essent PA had unassigned surplus of approximately $13.3 million. In three and nine months ended September 30, 2023, Essent Guaranty paid dividends of $60 million and $240 million, respectively, to its parent, Essent US Holdings, Inc. In three and nine months ended September 30, 2022, Essent Guaranty paid dividends of $60 million and $260 million, respectively, to its parent, Essent US Holdings, Inc. Essent PA did not pay a dividend in the three and nine months ended September 30, 2023 or 2022. As of September 30, 2023, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $284.6 million and $5.3 million, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2023, Essent Re had total equity of $1.7 billion. At September 30, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income	$177,959	$178,051	$521,019	$683,987

Basic weighted average shares outstanding	105,979	106,870	106,387	107,314
Dilutive effect of nonvested shares	1,046	467	845	418
Diluted weighted average shares outstanding	107,025	107,337	107,232	107,732

Basic earnings per share	$1.68	$1.67	$4.90	$6.37
Diluted earnings per share	$1.66	$1.66	$4.86	$6.35

There were 65,435 and 10,417 antidilutive shares for the three months ended September 30, 2023 and 2022, respectively, and 64,108 and 90,413 antidilutive shares for the nine months ended September 30, 2023 and 2022, respectively.

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

	2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants		2020 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target and Shares Issued
September 30, 2023	200%	100%	200%	100%	157%	78.5%
September 30, 2022			146%	73%	100%	50%	100%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(416,193)	$56,058	$(360,135)	$(332,126)	$45,559	$(286,567)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(89,283)	12,851	(76,432)	(158,835)	21,899	(136,936)
Less: Reclassification adjustment for gains included in net income (1)	235	(51)	184	(175)	101	(74)
Net unrealized (losses) gains on investments	(89,048)	12,800	(76,248)	(159,010)	22,000	(137,010)
Other comprehensive (loss) income	(89,048)	12,800	(76,248)	(159,010)	22,000	(137,010)
Balance at end of period	$(505,241)	$68,858	$(436,383)	$(491,136)	$67,559	$(423,577)

	Nine Months Ended September 30,
	2023			2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(443,230)	$60,440	$(382,790)	$65,280	$(14,573)	$50,707
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(64,323)	8,760	(55,563)	(564,064)	81,051	(483,013)
Less: Reclassification adjustment for losses included in net income (1)	2,312	(342)	1,970	7,648	1,081	8,729
Net unrealized gains (losses) on investments	(62,011)	8,418	(53,593)	(556,416)	82,132	(474,284)
Other comprehensive income (loss)	(62,011)	8,418	(53,593)	(556,416)	82,132	(474,284)
Balance at end of period	$(505,241)	$68,858	$(436,383)	$(491,136)	$67,559	$(423,577)

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

September 30, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$879,185	$—	$—	$879,185
U.S. agency securities	—	7,180	—	7,180
U.S. agency mortgage-backed securities	—	750,938	—	750,938
Municipal debt securities	—	562,510	—	562,510
Non-U.S. government securities	—	48,571	—	48,571
Corporate debt securities	—	1,280,433	—	1,280,433
Residential and commercial mortgage securities	—	493,693	—	493,693
Asset-backed securities	—	614,818	—	614,818
Money market funds	360,360	—	—	360,360
Total assets at fair value (1) (2)	$1,239,545	$3,758,143	$—	$4,997,688

December 31, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$556,438	$—	$—	$556,438
U.S. agency securities	—	49,058	—	49,058
U.S. agency mortgage-backed securities	—	783,743	—	783,743
Municipal debt securities	—	602,690	—	602,690
Non-U.S. government securities	—	62,399	—	62,399
Corporate debt securities	—	1,414,321	—	1,414,321
Residential and commercial mortgage securities	—	511,824	—	511,824
Asset-backed securities	—	624,561	—	624,561
Money market funds	136,591	—	—	136,591
Total assets at fair value (1) (2)	$693,029	$4,048,596	$—	$4,741,625

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

(In thousands)	2023	2022
Essent Guaranty
Statutory net income	$312,583	$479,389
Statutory surplus	989,933	1,023,440
Contingency reserve liability	2,213,400	1,990,536

Essent PA
Statutory net (loss) income	$(3,174)	$1,179
Statutory surplus	52,292	57,489
Contingency reserve liability	53,883	57,189

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

At September 30, 2023 and 2022, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the nine months ended September 30, 2023, Essent Guaranty increased its contingency reserve by $164.7 million and Essent PA decreased its contingency reserve by $2.9 million. During the nine months ended September 30, 2023 and 2022, Essent Guaranty released contingency reserves of $38.2 million and

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

$11.8 million, respectively, and Essent PA released contingency reserves of $3.3 million and $0.9 million, respectively, to unassigned funds upon completion of the 120 month holding period.

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

Essent Re's statutory capital and surplus was $1.7 billion as of September 30, 2023 and $1.5 billion as of December 31, 2022. Essent Re's statutory net income was $227.5 million and $178.5 million for the nine months ended September 30, 2023 and 2022, respectively. Statutory capital and surplus as of September 30, 2023 and December 31, 2022 and statutory net income in the nine months ended September 30, 2023 and 2022 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15. Acquisitions

Effective July 1, 2023, Essent Holdings acquired all of the issued and outstanding shares of capital stock of Agents National Title Holding Company (“Agents National Title”) and the issued and outstanding membership interests of Boston National Holdings LLC (“Boston National Title”) for $92.6 million in cash in a single settlement with the seller. The purchase price is subject to further customary post-closing adjustments as described in a securities purchase agreement among the parties to the transaction. The acquisition provides complementary products and services to our mortgage insurance business, adding a team of seasoned title professionals to Essent and providing a platform to leverage our capital, lender network and operational expertise in a well-established, adjacent real estate sector.

The acquired businesses contributed revenues of $23.5 million, principally comprised of $20.6 million of net premiums earned and $2.0 million of settlement services revenues, which are included in other income, and pre-tax net losses of $4.0 million to our results for the three and nine months ended September 30, 2023. The following unaudited pro forma summary presents consolidated information for Essent as if the business combination had occurred on January 1, 2022.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues	$296,108	$286,512	$856,595	$880,321
Earnings	178,139	172,799	514,823	675,684

We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Agents National Title and Boston National Title to reflect the additional amortization that would have been charged to earnings assuming the fair value adjustments for the intangible assets acquired had been applied from January 1, 2022, including consequential income tax effects.

We incurred $0.2 million and $4.4 million of acquisition-related costs for the three and nine months ended September 30, 2023, respectively, as well as $3 million of acquisition-related costs during the fourth quarter of 2022. These expenses are included in other underwriting and operating expenses on our condensed consolidated income statement and are reflected in pro forma earnings for the three and nine months ended September 30, 2022 in the table above.

The following table summarizes the consideration transferred to acquire Agents National Title and Boston National Title and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Consideration Paid:
Cash	$92,625

Assets Acquired:
Cash and cash equivalents	5,864
Short-term investments	21,108
Fixed maturities available for sale	9,668
Identifiable intangible assets	26,300
Other assets	16,366
Liabilities Assumed:
Reserve for losses	14,613
Other liabilities	10,399
Total Identifiable Net Assets	$54,294
Goodwill	$38,331

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The intangible assets acquired relate to agency relationships and customer lists, valued at $20.6 million and $5.7 million, respectively. The goodwill is primarily attributable to the workforce and state regulatory licenses associated with the acquired businesses, and $11.6 million of the goodwill is tax deductible. The carrying amount of goodwill was unchanged from July 1, 2023 through September 30, 2023. The fair value of the intangible assets and goodwill is provisional subject to post-closing adjustments and completion of the final valuation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2022 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. is a Bermuda-based holding company (collectively with its subsidiaries, “Essent”) serving the housing finance industry by offering private mortgage insurance, reinsurance, risk management products and title insurance and settlement services to mortgage lenders, borrowers, and investors to support homeownership.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is licensed to write coverage in all 50 states and the District of Columbia. Our U.S. mortgage insurance business is headquartered in Radnor, Pennsylvania, with an additional underwriting and service center in Winston-Salem, North Carolina.The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody’s Investors Service (“Moody's”), BBB+ with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $12.5 billion and $38.9 billion for the three and nine months ended September 30, 2023, respectively, compared to approximately $17.1 billion and $50.0 billion for the three and nine months ended September 30, 2022, respectively.

 We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of September 30, 2023, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.2 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are BBB+ with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.
As a result of our acquisitions of Agents National Title Insurance Company and Boston National Holdings LLC effective July 1, 2023, we now offer title insurance products and title and settlement services. Our title insurance operations are headquartered in Columbia, Missouri, and we operate our title agency operations in Charlotte, North Carolina and Pittsburgh, Pennsylvania.

We have a highly experienced, talented team with 589 employees as of September 30, 2023.

Current Economic Developments

The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers and our expectations for the amount of ultimate losses on these delinquencies. As noted in “— Liquidity and Capital Resources,” Essent had substantial liquidity and had Available Assets in excess of Minimum Required Assets under PMIERs 2.0 as of September 30, 2023. Future increases in defaults may result in an increase in our provisions for loss and loss adjustment expenses compared to prior periods, reduced profit commission under our quota share reinsurance agreements with panels of third-party reinsurers ("the QSR Agreements") and an increase in our Minimum Required Assets.

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

Factors Affecting Our Results of Operations

Net Premiums Written and Earned

Premiums associated with our U.S. mortgage insurance business are based on mortgage insurance in force, or IIF, during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average net premium rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus NIW less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:

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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2023 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2023 and 2022, monthly premium policies comprised 96% and 94% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.6% at September 30, 2023. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2023. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Other Income

Other income includes revenues associated with underwriting consulting services to third-party reinsurers, title settlement services and contract underwriting services. The level of these revenues are dependent upon the number of customers who have engaged us for these services. Revenue from underwriting consulting services to third-party reinsurers is also dependent upon the level of premiums associated with the transactions underwritten for these customers. Revenue from title settlement services and contract underwriting revenue are also dependent upon the number of loans underwritten for these customers.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of September 30, 2023, 67% of our IIF relates to business written since January 1, 2021 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2023, 67% of our IIF relates to business written since January 1, 2021 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

Due to business restrictions, stay-at-home orders and travel restrictions initially implemented in March 2020 as a result of the novel coronavirus disease 2019 ("COVID-19"), unemployment in the United States increased significantly in the second quarter of 2020, declining during the second half of 2020 through 2022. As unemployment is one of the most common reasons for borrowers to default on their mortgage, the increase in unemployment increased the number of delinquencies on the mortgages we insure, and has the potential to increase claim frequencies on defaults. We experienced a significant increase in the amount of new defaults reported in 2020, especially during the second and third quarters of 2020. We received 36,784 defaults in the three months ended June 30, 2020 and 12,614 defaults in the three months ended September 30, 2020, which resulted in a significant increase in our default rate from 0.83% at March 31, 2020 to 4.54% at September 30, 2020. We segmented these two quarters’ 49,398 defaults as specifically COVID-19 related (“Early COVID Defaults”) and provided losses for these two cohorts differently as compared to our normal loss reserving methodology.

In response to the COVID-19 pandemic, the United States government enacted a number of policies to provide fiscal stimulus to the economy and relief to those affected by this global disaster. Specifically, mortgage forbearance programs and foreclosure moratoriums were instituted by Federal legislation along with actions taken by the Federal Housing Finance Agency (“FHFA”) and Fannie Mae and Freddie Mac (collectively the “GSEs”). The mortgage forbearance plans permit these borrowers to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will continue to work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay while extending traditional default-to-claim timelines. Based on the forbearance programs in place and the credit characteristics of the Early COVID Defaults, we believe that the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we applied a lower reserve rate to the Early COVID Defaults than the rate used for defaults that had missed a comparable number of payments as of March 31, 2020 and in prior periods that did not have access to forbearance plans.

The defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. As of September 30, 2023, approximately 99% of the Early COVID Defaults had cured. While the level of cure activity for the Early COVID Defaults exceeded our initial expectations, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels as of September 30, 2023. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

The economy in the United States has been experiencing elevated levels of consumer price inflation. The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.

As more fully described in Note 4 to our condensed consolidated financial statements, at September 30, 2023, we had approximately $1.6 billion of excess of loss reinsurance covering NIW from January 1, 2017 to December 31, 2022 and a quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2023. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 57% and 57% of other underwriting and operating expenses for the three and nine months ended September 30, 2023, respectively, compared to 59% and 60% of other underwriting and operating expenses for the three and nine months ended September 30, 2022, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add new customers and increase our IIF, our expenses will also continue to increase.

Premiums Retained by Agents

Premiums retained by agents represent the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. These amounts are recorded as an expense and reported separately on the condensed consolidated statements of comprehensive income, consistent with industry practice. The percentage of premiums retained by agents vary according to regional differences in real estate closing practices and state regulations.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2023 and 2022 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
IIF, beginning of period	$235,649,884	$215,896,531	$227,062,055	$207,190,544
NIW - Flow	12,505,823	17,112,017	38,897,692	50,049,634
NIW - Bulk	—	—	—	196
Cancellations	(9,494,095)	(10,465,979)	(27,298,135)	(34,697,805)
IIF, end of period	$238,661,612	$222,542,569	$238,661,612	$222,542,569
Average IIF during the period	$237,270,093	$219,280,350	$233,137,353	$212,449,160
RIF, end of period	$53,920,308	$48,690,571	$53,920,308	$48,690,571

The following is a summary of our IIF at September 30, 2023 by vintage:

($ in thousands)	$	%
2023 (through September 30)	37,608,034	15.8%
2022	57,742,660	24.2%
2021	64,048,451	26.8
2020	49,162,995	20.6
2019	12,907,957	5.4
2018	5,805,471	2.4
2017 and prior	11,386,044	4.8
	$238,661,612	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Base average premium rate	0.40%	0.40%	0.40%	0.41%
Single premium cancellations	—	0.01	—	0.01
Gross average premium rate	0.40	0.41	0.40	0.42
Ceded premiums	(0.05)	(0.06)	(0.06)	(0.05)
Net average premium rate	0.35%	0.35%	0.34%	0.37%

The continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF may reduce our average net premium rate in future periods.

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

As of September 30, 2023, our combined net risk in force for our U.S. mortgage insurance companies was $34.2 billion and our combined statutory capital was $3.3 billion, resulting in a risk-to-capital ratio of 10.3:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Net premiums written	$240,574	$209,230	$656,095	$619,303
Decrease in unearned premiums	6,231	(1,296)	15,197	15,972
Net premiums earned	246,805	207,934	671,292	635,275
Net investment income	47,072	32,594	135,558	86,613
Realized investment (losses) gains, net	(235)	175	(2,312)	(7,648)
(Loss) income from other invested assets	(3,143)	9,617	(10,697)	36,275
Other income	5,609	11,447	18,641	20,272
Total revenues	296,108	261,767	812,482	770,787

Losses and expenses:
Provision (benefit) for losses and LAE	10,822	4,252	11,902	(178,805)
Other underwriting and operating expenses	54,814	42,144	145,183	124,838
Premiums retained by agents	13,175	—	13,175	—
Interest expense	7,854	4,450	22,184	9,563
Total losses and expenses	86,665	50,846	192,444	(44,404)
Income before income taxes	209,443	210,921	620,038	815,191
Income tax expense	31,484	32,870	99,019	131,204
Net income	$177,959	$178,051	$521,019	$683,987

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

For the three months ended September 30, 2023, we reported net income of $178.0 million, compared to net income of $178.1 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we reported net income of $521.0 million, compared to net income of $684.0 million for the nine months ended September 30, 2022. The decreases in our operating results in 2023 over the same periods in 2022 were primarily due to increases in the provision for losses and LAE, decreases in income from other invested assets and increases in expenses, in part due to the title insurance and settlement services operations that we acquired effective July 1, 2023, partially offset by increases in net premiums earned, net interest income and decreases in income tax expense.

Net Premiums Written and Earned

Net premiums earned increased in the three and nine months ended September 30, 2023 by 19% and 6%, respectively, compared to the three and nine months ended September 30, 2022. Net premiums earned in the three and nine months ended September 30, 2023 include $20.6 million of net premiums earned by our title insurance operations. The increase in net premiums earned in the three months ended September 30, 2023 was also due to the increase in our average IIF from $219.3 billion at September 30, 2022 to $237.3 billion at September 30, 2023. The increase in net premiums earned in the nine months ended September 30, 2023 was also due to the increase in our average IIF from $212.4 billion at September 30, 2022 to $233.1 billion at September 30, 2023, partially offset by a decrease in the average net premium rate. The average net premium rate was 0.35% and 0.35% for the three months ended September 30, 2023 and 2022, respectively, and 0.34% and 0.37% in the nine months ended September 30, 2023 and 2022, respectively. See "—Key Performance Indicators—Average Net Premium Rate" above. In the nine months ended September 30, 2023, ceded premiums increased to $103.4 million from $73.4 million, due to reduced profit commission under our QSR Agreement as a result of higher ceded losses, new third-party reinsurance agreements entered in 2023 a full nine months of premiums ceded under third-party reinsurance agreements entered in 2022 and additional net ceded premium of approximately $8 million to retire approximately 90% of the outstanding notes for two of our seasoned ILN transactions in the second quarter of 2023. In the three and nine months ended September 30, 2023, premiums earned on the cancellation of non-refundable single premium policies decreased to $1.6 million and $5.0 million, respectively, from $4.0 million and $18.3 million in the three and nine months ended September 30, 2022, respectively, as a result of a decrease in existing borrowers refinancing their mortgages during 2023 as compared to 2022.

Net premiums written increased by 15% in the three months ended September 30, 2023 and increased by 6% in the nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Net premiums written in the three and nine months ended September 30, 2023 include $20.6 million of net premiums written by our title insurance operations. The increase in net premiums written was also due to an increase in average IIF in the respective periods, partially offset by a decrease in new single premium policies written, changes in the mix of mortgages we insure and changes in our pricing. In the nine months ended September 30, 2023, the increase in net premiums written was also partially offset by an increase in premiums ceded under third-party reinsurance agreements.

In the three months ended September 30, 2023 and 2022, unearned premiums decreased by $6.2 million and $1.3 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $4.7 million and $16.1 million, respectively, which was offset by $10.9 million and $14.8 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2023 and 2022, unearned premiums decreased by $15.2 million and $16.0 million, respectively. This was a result of net premiums written on single premium policies of $18.9 million and $34.5 million, respectively, which was offset by $34.1 million and $50.5 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Fixed maturities	$45,373	$33,948	$132,623	$91,245
Short-term investments	3,641	872	8,660	1,132
Gross investment income	49,014	34,820	141,283	92,377
Investment expenses	(1,942)	(2,226)	(5,725)	(5,764)
Net investment income	$47,072	$32,594	$135,558	$86,613

The changes in net investment income for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was due to an increase in the pre-tax investment income yield as well as the increase in the weighted average balance of our investment portfolio. The pre-tax investment income yield increased from 2.7% and 2.5% in the three and nine months ended September 30, 2022 to 3.6% and 3.5% in the three and nine months ended September 30, 2023, respectively, primarily due to a general increase in investment yields due to rising interest rates. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. The average cash and investment portfolio balance was $5.5 billion and $5.4 billion for the three and nine months ended September 30, 2023, respectively, compared to $5.1 billion and $5.0 billion for the three and nine months ended September 30, 2022, respectively. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended September 30, 2023 was a loss of $3.1 million as compared to a gain of $9.6 million for the three months ended September 30, 2022. Income from other invested assets for the nine months ended September 30, 2023 was a loss of $10.7 million as compared to a gain of $36.3 million for the nine months ended September 30, 2022. The decrease in income from other invested assets was primarily due to lower fair value adjustments recorded during the three and nine months ended September 30, 2023 as compared to the same periods in 2022.

Other Income

Other income for the three months ended September 30, 2023 was $5.6 million as compared to $11.4 million for the three months ended September 30, 2022. Other income for the nine months ended September 30, 2023 was $18.6 million compared to $20.3 million for the nine months ended September 30, 2022. The decreases in other income for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 were primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the three months ended September 30, 2023, we recorded an unfavorable decrease in the fair value of these embedded derivatives of $0.9 million compared to a favorable increase in the fair value of the embedded derivatives of $5.2 million in the three months ended September 30, 2022. In the nine months ended September 30, 2023, we recorded a favorable increase in the fair value of these embedded derivatives of $1.5 million compared to a favorable increase in the fair value of the embedded derivatives of $4.0 million in the nine months ended September 30, 2022. Other income also includes Triad service fee income, contract underwriting revenues and underwriting consulting services to third-party reinsurers. In the three and nine months ended September 30, 2023, other income includes settlement services revenues from our title operations.

Provision for Losses and Loss Adjustment Expenses

In the three and nine months ended September 30, 2023 we recorded a provision for losses of $10.8 million and $11.9 million, respectively, primarily due to a provision for losses recorded for current year defaults partially offset by cure activity for defaults reported in prior years. The increase in the provision for losses and LAE in the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to an increase in defaults during the three months ended September 30, 2023, compared to a decrease in defaults during the same period in 2022, offset by an increase in the average reserve per default in the third quarter of 2022. The increase in the provision for losses and LAE in the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults during the nine months ended September 30, 2022 which resulted in a benefit recorded to the provision for losses of $164.1 million, as well as cure activity for defaults with reserves using our normal reserve methodology.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning default inventory	12,480	12,707	13,433	16,963
Plus: new defaults	7,953	6,448	21,543	18,131
Less: cures	(6,902)	(6,642)	(21,237)	(22,448)
Less: claims paid	(129)	(68)	(319)	(188)
Less: rescissions and denials, net	(11)	(10)	(29)	(23)
Ending default inventory	13,391	12,435	13,391	12,435

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of September 30,
	2023	2022
Case reserves (in thousands) (1)	$208,882	$195,839
Total reserves (in thousands) (1)	$226,617	$212,392
Ending default inventory	13,391	12,435
Average case reserve per default (in thousands)	$15.6	$15.7
Average total reserve per default (in thousands)	$16.9	$17.1
Default rate	1.62%	1.55%
Claims received included in ending default inventory	142	98

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million, as well as title insurance reserves of $14.7 million, as of September 30, 2023.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Reserve for losses and LAE at beginning of period	$216,943	$209,973	$216,464	$407,445
Less: Reinsurance recoverables	17,958	13,657	14,618	25,940
Net reserve for losses and LAE at beginning of period	198,985	196,316	201,846	381,505
Net reserves acquired during the period	14,513	—	14,513	—
Add provision for losses and LAE occurring in:
Current period	37,477	20,141	101,547	63,236
Prior years	(26,655)	(15,889)	(89,645)	(242,041)
Incurred losses and LAE during the current period	10,822	4,252	11,902	(178,805)
Deduct payments for losses and LAE occurring in:
Current period	156	30	187	111
Prior years	3,586	1,288	7,496	3,339
Loss and LAE payments during the current period	3,742	1,318	7,683	3,450
Net reserve for losses and LAE at end of period	220,578	199,250	220,578	199,250
Plus: Reinsurance recoverables	20,755	13,244	20,755	13,244
Reserve for losses and LAE at end of period	$241,333	$212,494	$241,333	$212,494

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of September 30, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	6,383	48%	$38,412	18%	$448,039	9%
Four to eleven payments	4,877	36	87,025	42	369,711	24
Twelve or more payments	1,989	15	77,369	37	126,317	61
Pending claims	142	1	6,076	3	6,924	88
Total case reserves (1)	13,391	100%	208,882	100%	$950,991	22
IBNR			15,666
LAE			2,069
Total reserves for losses and LAE (1)			$226,617

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million, as well as title insurance reserves of $14.7 million, as of September 30, 2023.

	As of September 30, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	4,971	40%	$22,279	12%	$313,531	7%
Four to eleven payments	4,443	36	55,431	28	292,644	19
Twelve or more payments	2,923	23	114,250	58	174,589	65
Pending claims	98	1	3,879	2	4,611	84
Total case reserves (2)	12,435	100%	195,839	100%	$785,375	25
IBNR			14,688
LAE			1,865
Total reserves for losses and LAE (2)			$212,392

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of September 30, 2022.

During the three months ended September 30, 2023, the provision for losses and LAE was $10.8 million, comprised of $37.5 million of current year losses partially offset by $26.7 million of favorable prior years’ loss development. During the three months ended September 30, 2022, the provision for losses and LAE was a benefit of $4.3 million, comprised of $15.9 million of favorable prior years’ loss development partially offset by a provision of $20.1 million for current year losses. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2023, the provision for losses and LAE was $11.9 million, comprised of $101.5 million of current year losses partially offset by $89.6 million of favorable prior years’ loss development. During the nine months ended September 30, 2022, the provision for losses and LAE was a benefit of $178.8 million, comprised of $242.0 million of favorable prior years’ loss development partially offset by a provision of $63.2 million for current year losses. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Number of claims paid	129	68	319	188
Amount of claims paid	$2,956	$1,261	$6,806	$3,224
Claim severity	66%	47%	62%	44%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$31,368	57%	$24,977	59%	$82,527	57%	$75,097	60%
Premium taxes	4,803	9	4,680	11	14,194	10	13,193	11
Other	18,643	34	12,487	30	48,462	33	36,548	29
Total other underwriting and operating expenses	$54,814	100%	$42,144	100%	$145,183	100%	$124,838	100%

Number of employees at end of period						589		350

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily due to an increase in the number of employees resulting from the acquisition of the title operations, as well as increased stock compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in premiums written, including title insurance premiums written in the three months ended September 30, 2023.

•Other expenses increased primarily as a result of the title and settlement services direct cost incurred in the three months ended September 30, 2023, and increases in professional fees and software related expenses partially offset by an increase in ceding commission earned under the QSR Agreement. In the three and nine months ended September 30, 2023, other expenses included approximately $0.2 million and $4.3 million, respectively, of transaction costs associated with the Company's title business acquisition. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and nine months ended September 30, 2023, we incurred interest expense of $7.9 million and $22.2 million, respectively, as compared to $4.5 million and $9.6 million for the three and nine months ended September 30, 2022, respectively. The increases were primarily due to an increase in the weighted average interest rate for borrowings outstanding. For the three and nine months ended September 30, 2023, the borrowings under the Credit Facility had a weighted average interest rate of 7.14% and 6.71%, respectively, as compared to 3.94% and 2.75% for the three and nine months ended September 30, 2022, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $31.5 million and $32.9 million for the three months ended September 30, 2023 and 2022, respectively, and $99.0 million and $131.2 million for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes for the nine months ended September 30, 2023 was calculated using an estimated annual effective tax rate of 15.2% as compared to an estimated annual effective tax rate of 15.8% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 income tax expense includes $2.0 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units. For the nine months ended September 30, 2023, income tax expense also includes $5.3 million of net expense associated with prior year tax returns. For the nine months ended September 30, 2022, income tax expense includes $9.6 million of discrete tax expense associated with realized and unrealized gains and losses. The tax effects associated with the realized and unrealized gains and losses, vesting of common shares and common share units, and prior year tax return items are treated as discrete items in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of September 30, 2023, we had substantial liquidity with cash of $96.8 million, short-term investments of $755.9 million and fixed maturity investments of $4.2 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $648.7 million at September 30, 2023. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at September 30, 2023.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. mortgage insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2023, Essent Guaranty had unassigned surplus of approximately $284.6 million and Essent PA had unassigned surplus of approximately $13.3 million. As of September 30, 2023, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $284.6 million and $5.3 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2023, Essent Re had total equity of $1.7 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At September 30, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$547,548	$416,456
Net cash used in investing activities	(396,342)	(253,010)
Net cash used in financing activities	(135,667)	(165,470)
Net increase (decrease) in cash	$15,539	$(2,024)

Operating Activities

Cash flow provided by operating activities totaled $547.5 million for the nine months ended September 30, 2023, as compared to $416.5 million for the nine months ended September 30, 2022. The increase in cash flow provided by operating activities was primarily due to an increase in prepayments, a component of other assets, in the nine months ended September 30, 2022 and increases in net premiums written and investment income partially offset by an increase in operating expenses paid in the nine months ended September 30, 2023.

Investing Activities

Cash flow used in investing activities totaled $396.3 million for nine months ended September 30, 2023 compared to $253.0 million used in investing activities for the nine months ended September 30, 2022. In both periods, cash flow used in investing activities relates primarily to investing cash flows from operations. For the nine months ended September 30, 2023, cash used in investing activities also includes $86.8 million of net cash paid for the title business acquisition.

Financing Activities

Cash flow used in financing activities totaled $135.7 million and $165.5 million for the nine months ended September 30, 2023 and 2022, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

Insurance Company Capital

We compute a risk-to-capital ratio for our U.S. mortgage insurance companies on a separate company statutory basis, as well as for our combined mortgage insurance operations. The risk-to-capital ratio is our net risk in force divided by our statutory capital. Our net risk in force represents risk in force net of reinsurance ceded, if any, and net of exposures on policies for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of 50% of net premiums earned. These contributions must generally be maintained for a period of ten years. However, with regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.

During the nine months ended September 30, 2023 and 2022, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $260 million, respectively. During the nine months ended September 30, 2023, Essent US Holdings made a capital contribution of $6 million to its title insurance subsidiary.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued in 2017 through June 30, 2023. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Based on the level of delinquencies reported to us, the insurance-linked note transactions (the "ILNs") that Essent Guaranty has entered into prior to

March 31, 2020 became subject to a "trigger event" as of June 25, 2020. The aggregate excess of loss reinsurance coverage will not amortize during the continuation of a trigger event. Radnor Re 2020-1 was no longer subject to a trigger event as of July 25, 2022.

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

The following tables summarizes Essent Guaranty's QSR agreements as of September 30, 2023:

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

Our combined risk-to-capital calculation for our U.S. mortgage insurance subsidiaries as of September 30, 2023 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,042,240
Contingency reserves	2,267,283
Combined statutory capital	$3,309,522
Combined net risk in force	$34,203,678
Combined risk-to-capital ratio	10.3:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the nine months ended September 30, 2023 and 2022, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of September 30, 2023, Essent Re had total stockholders’ equity of $1.7 billion and net risk in force of $21.7 billion.

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

Private Mortgage Insurer Eligibility Requirements

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the FHFA, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0. As of September 30, 2023, Essent Guaranty's Available Assets were $3.32 billion or 174% of its Minimum Required Assets of $1.91 billion based on our interpretation of PMIERs 2.0.

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

FHFA and the GSEs announced that effective November 1, 2023, defaulted loans will be no longer eligible for COVID forbearance plans and will follow the GSEs standard forbearance plans going forward.

Financial Condition

Stockholders’ Equity

As of September 30, 2023, stockholders’ equity was $4.8 billion, compared to $4.5 billion as of December 31, 2022. Stockholders' equity increased primarily due to net income generated in 2023, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan and an increase in accumulated other comprehensive loss related to an increase in our net unrealized investment losses.

Investments

As of September 30, 2023, investments totaled $5.3 billion compared to $5.0 billion as of December 31, 2022. In addition, our total cash was $96.8 million as of September 30, 2023, compared to $81.2 million as of December 31, 2022. The increase in investments was primarily due to investing net cash flows from operations during the nine months ended September 30, 2023 and partially offset by a decrease in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$879,185	17.6%	$556,438	11.7%
U.S. agency securities	7,180	0.1	49,058	1.0
U.S. agency mortgage-backed securities	750,938	15.0	783,743	16.5
Municipal debt securities(1)	562,510	11.3	602,690	12.8
Non-U.S. government securities	48,571	1.0	62,399	1.3
Corporate debt securities(2)	1,280,433	25.6	1,414,321	29.8
Residential and commercial mortgage securities	493,693	9.9	511,824	10.8
Asset-backed securities	614,818	12.3	624,561	13.2
Money market funds	360,360	7.2	136,591	2.9
Total Investments Available for Sale	$4,997,688	100.0%	$4,741,625	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.1%	79.0%
General obligation bonds	18.9	20.9
Tax allocation bonds	—	0.1
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	43.1%	40.5%
Consumer, non-cyclical	15.8	17.9
Consumer, cyclical	6.7	6.8
Industrial	7.8	6.8
Utilities	6.7	6.1
Communications	7.0	8.4
Technology	5.5	4.9
Energy	5.2	6.4
Basic Materials	2.2	2.1
Government	—	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	September 30, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,393,047	51.6%	$2,122,599	46.2%
Aa1	108,593	2.3	111,262	2.4
Aa2	300,510	6.5	325,241	7.1
Aa3	210,967	4.5	232,500	5.0
A1	381,479	8.2	396,095	8.6
A2	314,587	6.8	410,163	8.9
A3	235,490	5.1	268,928	5.8
Baa1	227,543	4.9	236,793	5.1
Baa2	231,612	5.0	221,308	4.8
Baa3	151,078	3.3	187,117	4.1
Below Baa3	82,422	1.8	93,028	2.0
Total (2)	$4,637,328	100.0%	$4,605,034	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $360,360 and $136,591 of money market funds at September 30, 2023 and December 31, 2022, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,713,199	34.3%	$1,245,839	26.3%
1 to < 2 Years	484,032	9.7	534,038	11.3
2 to < 3 Years	456,987	9.1	511,701	10.8
3 to < 4 Years	418,831	8.4	525,683	11.1
4 to < 5 Years	389,441	7.8	400,540	8.4
5 or more Years	1,535,198	30.7	1,523,824	32.1
Total Investments Available for Sale	$4,997,688	100.0%	$4,741,625	100.0%

Top Ten Investments Available for Sale Holdings

	September 30, 2023
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury Bill 07/11/2024	$54,462	$54,500	$(38)	Aaa
2	US Treasury 2.875% 06/15/2025	39,727	41,021	(1,294)	Aaa
3	US Treasury 1.500% 08/15/2026	30,993	34,328	(3,335)	Aaa
4	Freddie Mac 5.500% 11/01/2052	27,222	28,795	(1,573)	Aaa
5	US Treasury Bill 09/05/2024	25,621	25,627	(6)	Aaa
6	US Treasury Bill 12/28/2023	25,601	25,613	(11)	Aaa
7	US Treasury Bill 08/08/2024	23,793	23,811	(19)	Aaa
8	US Treasury 0.250% 05/31/2025	23,609	25,593	(1,984)	Aaa
9	US Treasury Bill 10/10/2023	22,474	22,471	3	Aaa
10	US Treasury Bill 03/21/2024	21,253	21,342	(89)	Aaa
Total		$294,755	$303,101	$(8,346)
Percent of Investments Available for Sale		5.9%

(1)As of September 30, 2023, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2023:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Fin Auth	$12,684	$13,804	Aa1
Dormitory Authority of State of New York	10,017	10,750	Aa2
City of New York	8,659	8,955	A3
Triborough Bridge & Tunnel Authority	8,314	9,822	Aa3
Metropolitan Transportation Authority	6,424	6,898	Aa1
New York St Urban Dev Corp	6,261	6,756	Aa1
Port Authority of New York and New Jersey	6,027	7,053	Aa1
Monroe Cnty NY Indl Dev Corp	3,072	3,237	Aa3
New York City Municipal Water Finance Authority	2,681	2,921	Aa3
City of Yonkers NY	2,124	2,286	Aa1
New York Transportation Development Corp	1,990	2,180	Aa2
Long Island Power Authority	1,618	1,652	Aa3
New York St Twy Auth	1,200	1,281	A1
New York (State of)	644	791	A1
Nassau Cnty NY	265	270	A3
	$71,980	$78,656

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
State of California	$8,526	$8,993	Aa2
Bay Area Toll Authority	$8,477	$10,838	A1
Los Angeles Calif Uni Sch Dist	$6,559	$7,292	Aa3
San Joaquin Hills Calif Transn Corridor Agy Toll Road Rev	$6,149	$7,725	A1
Anaheim Calif Pub Fing Auth	$5,330	$7,725	A1
California St Muni Fin Auth	$5,057	$7,725	A1
Golden State Tobacco Securitization Corp	$3,735	$5,027	A3
Airport Commission Of The City And County Of San Francisco	$3,525	$3,623	A1
Carson Calif	$3,203	$4,392	Aa3
California Health Facs Fing Auth	$3,197	$3,356	Aa3
San Jose Calif Uni Sch Dist	$3,075	$4,090	Aaa
Tuolumne Wind Proj Auth Calif Rev	$2,891	$3,043	A2
California Mun Fin Auth Environmental Impt	$2,880	$3,740	Aa3
Kern Cnty Calif	$2,676	$2,742	Baa2
Chabot-Las Positas Cmnty College Dist	$2,534	$2,693	Aa2
Port Oakland Calif	$2,345	$2,468	A1
City Of Inglewood Ca	$2,251	$3,117	Aa2
Riverside Cnty Calif	$2,073	$2,250	Aa2
Monterey Pk Ca Pensn Oblig	$1,993	$2,968	Aa2
San Francisco Calif City & Cnty Pub Utils Commn	$1,915	$2,329	Aa2
Foothill Eastern Transn Corridor Agy Calif	$1,605	$2,350	A1
Bay Area Calif Wtr Spply & Conservation	$1,563	$1,685	Aa3
Riverside County Transportation Commission	$1,261	$1,665	A2
Regents Of The University Of California	$1,238	$1,360	Aa3
University Of California	$1,226	$1,276	Aa2
Torrance Calif Jt Pwrs Fing Auth	$1,116	$1,240	Aa2
El Cajon Calif	$918	$1,282	Aa2
El Monte Calif	$816	$1,000	Aa2
Alameda Corridor Transn Auth Calif	$802	$860	A3
Los Angeles Department Of Airports Los Angeles International Air	$785	$802	Aa3
Cathedral City Calif Redev Agy	$706	$710	Aa2
Pomona Calif Redev Agy	$666	$700	Aa2
California Statewide Cmntys Dev Auth	$493	$725	A1
Sacramento Cnty Calif	$486	$485	A1
California Cnty Calif Tob Sec	$431	$471	A3
California State University	$217	$249	Aa2
Oxnard Calif Un High Sch Dist	$208	$250	Aa2
San Jose Calif Fing Auth	$166	$205	Aa2
Riverside Calif Pension Oblig	$151	$155	Aa2
Compton Calif	$114	$114	Aa3
Los Angeles Calif Mun Impt Corp	$89	$110	Aa3
	$93,448	$113,830

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of September 30, 2023, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2023, the effective duration of our investments available for sale was 3.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.4% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2023.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2023	400	$45.00	400
August 1 - August 31, 2023	13,300	$49.89	13,300
September 1 - September 30, 2023	88,042	$49.23	88,042
Total	101,742		101,742	$198,952

(1)As of September 30, 2023, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2022, of which $51.0 million had been utilized. The remaining $199.0 million in the table represents the amount available to repurchase shares under the share repurchase plan as of September 30, 2023.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: November 6, 2023	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 6, 2023	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)