Form 10-K
period 2023-12-31
Essent Group Ltd.
filed 2024-02-16
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $4,854,460,525 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 12, 2024 was 106,872,556.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

•IT and Cybersecurity. If our information technology systems were to fail or become outmoded, we may experience a significant disruption in our operations. Breaches in our information technology security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation.

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

Unless the context otherwise indicates or requires, the terms "we," "our," "us," "Essent," and the "Company," as used in this Annual Report, refer to Essent Group Ltd. and its directly and indirectly owned subsidiaries, including our primary operating subsidiaries, Essent Guaranty, Inc., Essent Reinsurance Ltd. and Agents National Title Insurance Company, as a combined entity, except where otherwise stated or where it is clear that the terms mean only Essent Group Ltd. exclusive of its subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

We serve the housing finance industry by providing private mortgage insurance, reinsurance, risk management products and title insurance and settlement services to mortgage lenders, borrowers, and investors to support homeownership.

Private mortgage insurance plays a critical role in the U.S. housing finance system, extending affordable homeownership by facilitating the sale of low down payment loans into the secondary market. Fannie Mae and Freddie Mac, which we refer to collectively as the GSEs, are U.S. Federal government-sponsored enterprises which purchase residential mortgages from banks and other lenders and guaranty mortgage-backed securities that are offered to investors in the secondary mortgage market. The GSEs are restricted by their charters from purchasing or guaranteeing low down payment loans, defined as loans with less than a 20% down payment, that are not covered by certain credit protections. Private mortgage insurance satisfies the GSEs' credit protection requirements for low down payment loans. Essent and other private mortgage insurers provide credit protection to lenders and mortgage investors, supporting a robust secondary mortgage market in the United States by covering a portion of the unpaid principal balance of a mortgage and certain related expenses in the event of a default. In doing so, we provide private capital to mitigate mortgage credit risk, allowing lenders to make additional mortgage financing available to prospective homeowners.

For the years ended December 31, 2023, 2022 and 2021, we generated private mortgage insurance new insurance written, or NIW, of approximately $47.7 billion, $63.1 billion and $84.2 billion, respectively. As of December 31, 2023, we had approximately $239.1 billion of private mortgage insurance in force. We are approved by Fannie Mae and Freddie Mac and are licensed to write private mortgage insurance coverage in all 50 states and the District of Columbia. The financial strength ratings of our primary U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., are A3 with a stable outlook by Moody's Investors Service, Inc. ("Moody's"), A- with a stable outlook by S&P Global Ratings ("S&P") (up from BBB+ with a stable outlook as a result of an upgrade by S&P announced on January 8, 2024), and A (Excellent) with a stable outlook by A.M. Best Company ("AM Best").

We offer mortgage-related insurance and reinsurance and risk-management products through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2023, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.2 billion of risk. Essent Re also reinsures primary NIW that we write in the U.S. under a quota share reinsurance agreement. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P (up from BBB+ with a stable outlook as a result of an upgrade by S&P announced on January 8, 2024) and A (Excellent) with a stable outlook by A.M. Best.

As a result of our acquisition of Agents National Title Insurance Company, a title insurance underwriter, and Boston National Title, an independent title agency, effective July 1, 2023, we also offer title insurance products through a network of title insurance agents and title and settlement services.

Our holding company is domiciled in Bermuda and our U.S. mortgage insurance business is headquartered in Radnor, Pennsylvania. Our title insurance company is headquartered in Columbia, Missouri.

Our Industry

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest in the world, with over $13.9 trillion of debt outstanding as of September 30, 2023, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration, or FHA, the Veterans Administration, or VA, the U.S. Department of Agriculture Rural Development

program and the Government National Mortgage Association, or Ginnie Mae, as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

GSEs

The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $6.6 trillion, or 47.8%, of total U.S. residential mortgage debt outstanding as of September 30, 2023. Their charters generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.

Mortgage Insurance

Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and by providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is provided by both private companies, such as Essent, and government agencies, such as the FHA and the VA. From 2004 through 2023, an average of 28.7% of total annual mortgage origination volume utilized mortgage insurance.

Mortgage insurance industry volumes are influenced by total mortgage originations and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2023, total U.S. residential mortgage origination volume was estimated at $1.64 trillion, comprised of $1.33 trillion of purchase originations and $0.31 trillion of refinancing originations. The mortgage market in 2023 continued to be substantially and negatively impacted by rising mortgage interest rates precipitated in large part by actions of the Federal Reserve throughout the year intended to combat inflation.

The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.
Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
______________________________________________________________________________
Source:    Mortgage Bankers Association
The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume. As depicted below, the severe economic and housing market dislocation experienced as a result of the 2007-2008 financial crisis had a profound impact on the private mortgage insurance industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2023, private mortgage insurance moved to an estimated 44% of the total insured market and covered 17% of the total mortgage origination volume.
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
Title Insurance and Settlement Services
Title insurance is essential to the real estate closing process in most transactions in the U.S. involving real property mortgage lenders. Mortgage lenders and purchasers of real estate generally desire to be protected from loss or damage in the event of defects in the title of the subject property. Title insurance is a means of providing such protection. Title insurance policies insure the interests of owners or lenders against defects in the title to real property, and the policies typically include the duty to defend against claimed title defects. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies generally are issued on the basis of a preliminary title report or commitment, which is typically prepared after a search of one or more of public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property.
The size of the title insurance industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.

Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation or depreciation in the overall value of the real estate market are major factors in total industry revenues. Industry revenues are also driven by factors affecting the volume of real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions.
Competition
Mortgage Insurance. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of pricing, customer relationships, underwriting guidelines, terms and conditions, financial strength, reputation, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of six active private mortgage insurers: Essent Guaranty, Arch Mortgage Insurance Company, Enact Mortgage Insurance Corporation, Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation and Radian Guaranty Inc.
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
The private mortgage insurance industry also competes with products designed to eliminate the need for private mortgage insurance, such as "piggyback loans," which combine a first lien loan with a second lien in order to meet the 80% loan-to-value threshold required for sale to the GSEs without certain credit protections. In addition, we compete with investors willing to hold credit risk on their own balance sheets without credit enhancement and, in some markets, with alternative forms of credit enhancement such as structured finance products and derivatives.
Title Insurance. The title insurance and settlement services market is also highly competitive. Competitors in the industry include Fidelity National Financial, Inc., First American Financial Corporation, Old Republic International Corporation and Stewart Title Guaranty Company as well as a number of smaller title insurance operations. Numerous agency operations also provide aggressive competition. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
Customers that purchase our primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a low down payment loan must comply with the coverage percentages established by that GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, our risk across all policies written is approximately 27% of the underlying primary insurance in force, but may vary from policy to policy between 6% and 35% coverage.
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
As of December 31, 2023, substantially all of our policies are monthly or single premium policies.
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
Master Policy
We issue a master policy to each customer approved as a counterparty by our risk department before accepting their applications for mortgage insurance. The master policy, along with its related endorsements and certificates, sets forth the general terms and conditions of our mortgage insurance coverage, including loan eligibility requirements, coverage terms, policy administration, premium payment obligations, exclusions or reductions in coverage, conditions precedent to payment of a claim, claim payment requirements, subrogation and other matters attendant to our coverage.
Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. Pursuant to the current minimum standards for mortgage insurer master policies enacted by the GSEs and the Federal Housing Finance Agency, or "FHFA", which we refer to as the "Rescission Relief Principles," our current master policy provides rescission relief for loans that (i) remain current up to 36 months after origination, have not experienced more than two late payments of 30 days or more, and have never been 60 days late, or (ii) are current after 60 payments, and otherwise permits the provision of rescission relief concurrent with independent validation of representations, including validation by use of duly approved automated tools. Our current master policy also reserves rescission rights with respect to fraud committed by any party in connection with the origination or closing of a loan or application for mortgage insurance (provided, however, that the exclusion for fraud by borrowers may be sunset after the borrower has made 12 timely payments) and certain patterns of fraud or data inaccuracies and permits us to offer certain alternatives to rescission. See "Risk Factors—Risks Relating to the Operation of Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
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
Bermuda-Based Insurance and Reinsurance
We offer mortgage-related insurance and reinsurance through Essent Re, a Class 3B insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. Essent Re provides insurance and reinsurance relating to GSE risk share and other reinsurance transactions. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. Essent Re also provides underwriting consulting and risk management services to third-party reinsurers through its wholly-owned subsidiary, Essent Agency (Bermuda) Ltd.
Title Insurance and Settlement Services
As a result of our acquisition of Agents National Title Insurance Company, a title insurance underwriter, and Boston National Title, an independent title agency, effective July 1, 2023, we offer title insurance products through a network of title insurance agents and title and settlement services.

Title insurance plays a key role in the U.S. economy by insuring the secure transfer of real estate and facilitating the growth of homeownership. Through our title insurance operations, we provide our customers with title insurance and escrow and other title-related services that support their ability to effectively close real estate transactions.

In real estate transactions financed with a mortgage, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made. The beneficiaries of title insurance policies generally are real estate owners and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against certain title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the owner in the amount of the purchase price of the property. In some cases, the policy might provide insurance in a greater amount, or for automatic increases in coverage over time. In a refinancing transaction, only a lender’s policy is generally purchased because ownership of the property has not changed. In the case of an all-cash real estate purchase, no lender’s policy is issued but typically an owner’s title policy is issued. The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan. The potential for claims under a title insurance policy issued to an owner generally ceases upon the sale or transfer of the insured property.

An owner’s title insurance policy, like those we issue in connection with the closing of a real estate transaction, provides owners with protection from losing their property due to unforeseen or unexpected title claims. Unlike other types of insurance, title insurance protects against past problems instead of future risk, such as the previous owner’s debt, liens, or other claims of ownership that may have been in place prior to the purchase of the property. Under our policies, we defend insureds when covered claims are filed against their interest in the property.

Before issuing title policies, title insurers typically seek to limit their risk of loss by performing title searches and examinations and, in many instances, curing identified title defects. The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Title insurance premiums paid in connection with a title insurance policy are based on (and typically are a percentage of) either the amount of the mortgage loan or the purchase price of the property insured. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from jurisdiction to jurisdiction.

The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the amount of the loan secured by the property or the purchase price of the property. The title insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any given time; however, generally is less than the total face amount of policies outstanding because the coverage of a lender’s policy is reduced and eventually terminated as a result of payments on the mortgage loan. A title insurer also generally does not know when a property has been sold or refinanced except when it issues the replacement coverage. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.

In a typical residential real estate sale transaction where title insurance is issued, a third party, such as a real estate broker or agent, lawyer or closer, orders the title insurance on behalf of an insured or in certain instances, such as with respect to a lender, the insured orders on its own behalf. Once the order has been placed and a title insurance company or an agent has determined the current status of the title to the property to its satisfaction, the title insurer or agent prepares, issues and circulates a commitment or preliminary report. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that, in certain circumstances, must be eliminated prior to closing. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments, facilitation and closing of real estate transactions. Claim losses generally result from errors made in the title search and examination process, from hidden defects such as fraud, forgery, incapacity, missing heirs of the property, closing-related errors, etc.

The closing or settlement function, sometimes called an escrow in the western states, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes. The closer typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the owner in the amount of the purchase price. Before a closing takes place, however, the title insurer or agent typically provides an update to the commitment to discover any adverse matters affecting title and, if any are found, works to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the owner and the owner’s lender.
Our Mortgage Insurance Portfolio
All of our mortgage insurance policies in force were written since May 2010. The following data presents information on our primary mortgage insurance portfolio.
Insurance in Force by Policy Year
The following table sets forth our primary mortgage insurance in force, or IIF, as of December 31, 2023, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure.

($ in thousands)	$	%
2023	45,720,492	19.1%
2022	56,943,590	23.8
2021	61,442,213	25.7
2020	46,454,833	19.4
2019	12,360,264	5.3
2018 and prior	16,156,870	6.7
	$239,078,262	100.0%
Portfolio Characteristics
The following tables reflect our IIF and primary mortgage insurance risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2023 and 2022. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure.

Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2023		2022
>=760	$97,085,244	40.6%	$93,389,066	41.1%
740-759	41,490,720	17.4	38,842,311	17.2
720-739	37,435,781	15.7	34,981,632	15.4
700-719	31,932,469	13.4	29,146,543	12.8
680-699	19,780,944	8.3	18,859,824	8.3
<=679	11,353,104	4.6	11,842,679	5.2
Total	$239,078,262	100.0%	$227,062,055	100.0%

	December 31,
Gross RIF (1) by FICO score ($ in thousands)	2023		2022
>=760	$25,752,549	40.2%	$24,152,726	40.8%
740-759	11,268,607	17.6	10,255,195	17.3
720-739	10,179,683	15.9	9,276,750	15.6
700-719	8,687,001	13.6	7,696,965	13.0
680-699	5,330,894	8.3	4,963,470	8.4
<=679	2,842,640	4.4	2,931,383	4.9
Total	$64,061,374	100.0%	$59,276,489	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2023		2022
85.00% and below	$19,869,776	8.3%	$24,454,468	10.8%
85.01% to 90.00%	62,973,580	26.3	63,436,445	27.8
90.01% to 95.00%	119,764,184	50.1	107,932,064	47.6
95.01% and above	36,470,722	15.3	31,239,078	13.8
Total	$239,078,262	100.0%	$227,062,055	100.0%

	December 31,
Gross RIF (1) by LTV ($ in thousands)	2023		2022
85.00% and below	$2,364,232	3.7%	$2,903,877	4.9%
85.01% to 90.00%	15,494,172	24.2	15,477,031	26.1
90.01% to 95.00%	35,260,761	55.0	31,642,669	53.4
95.01% and above	10,942,209	17.1	9,252,912	15.6
Total	$64,061,374	100.0%	$59,276,489	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2023		2022
FRM 30 years and higher	$232,995,380	97.5%	$219,416,408	96.7%
FRM 20-25 years	1,685,700	0.7	2,601,108	1.1
FRM 15 years	1,505,759	0.6	2,552,931	1.1
ARM 5 years and higher	2,891,423	1.2	2,491,608	1.1
Total	$239,078,262	100.0%	$227,062,055	100.0%

Portfolio by Geography

Our mortgage insurance in force portfolio is geographically diverse. As of December 31, 2023, only three states accounted for greater than 5% of our portfolio, as measured by either IIF or Gross RIF, and one metropolitan statistical area accounted for greater than 3% of our portfolio, as measured by either IIF or Gross RIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2023 and 2022.

Top Ten States

	December 31,
	2023	2022
IIF by State
CA	13.0%	13.2%
FL	11.1	10.2
TX	10.5	10.4
CO	4.1	4.2
AZ	3.7	3.5
WA	3.5	3.4
GA	3.4	3.2
NC	2.9	2.7
VA	2.8	3.0
IL	2.8	3.1
All Others	42.2	43.1
Total	100.0%	100.0%

	December 31,
	2023	2022
Gross RIF by State
CA	12.8%	13.0%
FL	11.4	10.5
TX	10.9	10.7
CO	4.0	4.1
AZ	3.8	3.6
WA	3.5	3.3
GA	3.4	3.2
NC	2.9	2.7
VA	2.7	3.0
IL	2.7	3.0
All Others	41.9	42.9
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2023	2022
IIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler AZ	3.1%	3.0%
Houston-Pasadena-The Woodlands TX	3.0	3.0
Denver-Aurora-Centennial CO	2.7	2.7
Dallas-Plano-Irving, TX	2.6	2.4
Los Angeles-Long Beach-Glendale, CA	2.5	2.7
Riverside-San Bernardino-Ontario CA	2.5	2.5
Atlanta-Sandy Springs-Roswell, GA	2.0	2.4
Chicago-Naperville-Schaumburg, IL	1.9	2.1
Minneapolis-St. Paul-Bloomington MN-WI	1.8	1.8
Orlando-Kissimmee-Sanford FL	1.7	1.6
All Others	76.2	75.8
Total	100.0%	100.0%

	December 31,
	2023	2022
Gross RIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler AZ	3.2%	3.0%
Houston-Pasadena-The Woodlands TX	3.0	3.1
Denver-Aurora-Centennial CO	2.6	2.6
Dallas-Plano-Irving, TX	2.7	2.5
Los Angeles-Long Beach-Glendale, CA	2.5	2.6
Riverside-San Bernardino-Ontario CA	2.5	2.5
Atlanta-Sandy Springs-Roswell, GA	2.1	2.5
Chicago-Naperville-Schaumburg, IL	1.8	2.0
Minneapolis-St. Paul-Bloomington MN-WI	1.7	1.8
Orlando-Kissimmee-Sanford FL	1.8	1.7
All Others	76.1	75.7
Total	100.0%	100.0%

Customers, Sales and Marketing

Mortgage Insurance

Our mortgage insurance customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. Our top ten customers generated 48.4% of our NIW on a flow basis during the year ended December 31, 2023, compared to 39.9% and 41.6% for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2023, one customer, United Wholesale Mortgage, exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to the Operation of Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."

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

Title and Settlement Services

We market and distribute our title and settlement services to customers primarily to the residential sector of the real estate industry. We actively seek to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys who order title insurance policies for their clients. Large customers, such as national residential mortgage lenders and developers, are an important part of our business. The buying criteria of locally based title agents and clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and the ability of service providers to meet their information systems requirements for electronic product delivery.

Information Technology

We operate highly automated businesses that rely on information technology. We accept mortgage insurance applications through electronic submission and issue electronic insurance approvals. In order to facilitate this process, we establish direct connections to the origination and servicing systems of our customers and servicers, which may require a significant upfront investment. We also provide our customers secure access to our web-based mortgage insurance ordering and servicing systems to facilitate transactions.

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

See "Item 1C - Cybersecurity" below for a discussion of our governance practices and processes for assessing, identifying and managing material risks from cybersecurity threats.

Underwriting

We have established mortgage insurance underwriting guidelines that we believe protect our balance sheet and result in the insurance of high quality business. Most applications for mortgage insurance are submitted to us electronically, and we rely upon the lender's representations and warranties that the data submitted is true and correct when making our insurance decision. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, restrict our coverage to mortgages that meet our requirements with respect to borrower FICO scores, maximum debt-to-income levels, maximum LTV ratios and documentation requirements. Our underwriting guidelines also limit the mortgage insurance coverage we provide for mortgages made with certain high risk features, including those for cash-out refinance, second homes or investment properties.

We regularly seek to enhance our mortgage insurance underwriting guidelines through extensive data gathering, detailed loan level risk analysis, and assessments of trends in key macroeconomic factors such as housing prices, interest rates and employment. We utilize proprietary models that enable us to assess individual loan risks with a high degree of granularity and set pricing for our policies within a risk-adjusted return framework. See "—Risk Management" below. We have adopted a balanced underwriting approach, which considers our risk analysis, return objectives and market factors.

At present, our mortgage insurance underwriting guidelines are broadly consistent with those of the GSEs. Many of our customers use the GSEs' automated loan underwriting systems, Desktop Underwriter® and Loan Prospector®, for making credit determinations. We accept the underwriting decisions made by the GSEs' underwriting systems, subject to certain additional limitations and requirements. We monitor the GSEs for updates to these systems, and may engage in a deeper review for the more substantive releases. Our reviews may result in the maintenance or implementation of additional eligibility requirements. In addition, the performance results of loans scored via automated underwriting systems are monitored within our portfolio management protocols.

Our primary mortgage insurance policies are issued through one of two programs:

•Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2023, approximately 73% of our insurance in force had been originated on a delegated basis, compared to 71% as of December 31, 2022. See "Risk Factors—Risks Relating to the Operation of Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2023, approximately 27% of our insurance in force had been originated on a non-delegated basis, compared to 29% as of December 31, 2022.

We maintain primary mortgage insurance underwriting centers in Radnor, Pennsylvania and Winston-Salem, North Carolina, as well as underwriters who are based remotely throughout the United States. We believe that the geographical distribution of our underwriting staff allows us to make underwriting determinations across different time zones and to best serve customers across the United States. Although our employees conduct the substantial majority of our non-delegated underwriting, we engage underwriters on an outsourced basis from time to time in order to provide temporary underwriting capacity.

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

We believe that our risk management framework encompasses all of the major risks we face, including our mortgage and title insurance portfolios, investment risk, liquidity risk and regulatory compliance risk, among others. The majority of our risk analysis is directed toward the risks embedded in our mortgage insurance portfolio. As such, we have established a risk management approach that analyzes the risk across the full life cycle of a mortgage, into what we term the "loan life cycle."

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

•excess of loss reinsurance arrangements with third party reinsurers on mortgage insurance policies that we have already issued; and

•quota share reinsurance arrangements in which third party reinsurers agree to prospectively reinsure a pro rata portion of the risk on mortgage insurance policies that we write.

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

The following table shows the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2023 and 2022:

Number of Loans in Default and Default Rate

	December 31,
	2023	2022
Number of policies in force	822,012	808,596
Loans in default	14,819	13,433
Percentage of loans in default	1.80%	1.66%

Loan Defaults by Originating Year

	December 31, 2023			December 31, 2022
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010 - 2015	698	0.2%	36,790	948	0.3%	48,302
2016	545	0.4%	27,950	758	0.5	39,044
2017	1,166	0.6	56,930	1,432	0.8	68,374
2018	1,498	0.8	78,163	1,748	0.9	$88,034
2019	1,913	0.8	114,763	2,158	0.9	$126,869
2020	2,511	0.7	175,537	2,856	0.8	$201,400
2021	3,410	1.3	283,914	2,750	1.1	$231,413
2022	2,456	1.4	245,947	783	0.4	$77,712
2023	622	0.4	63,860	N/A	N/A	N/A
Total	14,819		$1,083,854	13,433		$881,148

Historically, the peak default period for insured mortgage loans has been three to six years after loan origination. The weighted average life of our mortgage insurance portfolio was 28.8 months as of December 31, 2023. The COVID-19 pandemic and related economic conditions resulted in a significant increase in the level of our insured loans in default in 2020 and 2021. It is possible, however, that our level of defaults may increase as our portfolio seasons. We believe that, since the 2007-2008 financial crisis, underwriting practices in the industry have improved substantially and the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers.

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

In addition, under forbearance plans adopted by the GSEs and implemented by their servicers, eligible homeowners who were adversely impacted by COVID-19 were permitted to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. Over 90% of mortgage loans insured by us are federally backed by the GSEs. Because a mortgage loan in forbearance is deemed to be delinquent, we have provided loss reserves on these loans once the borrower has missed two consecutive payments. The substantial majority of the loans that entered into such forbearance plans exited forbearance as of December 31, 2023, largely pursuant to repayment plans or loan modifications that brought those loans into current status.

As of December 31, 2023, 14,819 of our insured loans, representing approximately 1.80% of our aggregate policies in force, were in default status, compared to 13,433 loans in default as of December 31, 2022 and 16,963 loans in default as of December 31, 2021.

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

Investment Portfolio

Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 88.4% of our total assets at December 31, 2023. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. Our investments are subject to market-wide risks and fluctuations in value, as well as risks inherent in particular securities. As of December 31, 2023, predominantly all of our investment securities were rated investment-grade.

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

We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Substantially all of our investments available for sale were managed by external managers as of December 31, 2023. Assets not managed by external managers primarily include securities on deposit with state regulatory agencies in connection with the insurance licenses. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.

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

Fannie Mae and Freddie Mac maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets (which may be offset in part by third-party reinsurance obtained by private mortgage insurers on terms set forth in the PMIERs) from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

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

•special deposits of securities;

•limits on dividends payable;

•advertising compliance;

•establishment of reserves;

•claims handling;

•privacy, data protection and cybersecurity;

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

The premium charged by a title insurer is subject to regulation in most areas. Such regulations vary from jurisdiction to jurisdiction. Title insurance premiums are regulated by the states. Some states promulgate rates, other require prior approval, and some simply require filing of rate.

The insurance holding company laws and regulations of Pennsylvania and Missouri, the states in which our U.S. insurance subsidiaries are domiciled, regulate, among other things, certain transactions between Essent Group Ltd., our insurance subsidiaries and/or other parties affiliated with us and certain transactions involving our common shares, including transactions that constitute a change of control of Essent Group Ltd. and, consequently, a change of control of our insurance subsidiaries. Specifically, these laws and regulations require that, before a person can acquire direct or indirect control of an insurer domiciled in the applicable state, prior written approval must be obtained from the Pennsylvania Insurance Department and/or the Missouri Department of Commerce and Insurance. Our state regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of a reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.

State insurance law, and not Federal bankruptcy law, would apply to any insolvency or financially hazardous condition of our U.S. insurance subsidiaries.

The NAIC has established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes to the Mortgage Guaranty Insurance Model Act are deemed necessary to the solvency regulation of mortgage guaranty insurers, including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. In 2021, the MGIWG adopted a new annual reporting schedule for mortgage insurers that was first required to be submitted by mortgage insurers to state insurance regulators in WI, NC and PA in 2022. The revised Model Act was approved by MGIWG in 2023 and is awaiting adoption by the NAIC.

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

Our mortgage insurance companies are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of our net earned premiums on mortgage guaranty insurance policies that we issue. These amounts generally cannot be withdrawn for a period of 10 years, except as permitted by applicable insurance law and regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For further information, see Note 16 to our consolidated financial statements entitled "Statutory Accounting" included elsewhere in this Annual Report.

Pursuant to statutory accounting requirements of the State of Missouri, where our title insurer is domiciled, our title insurer must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written.

Federal Mortgage-Related Laws and Regulations

Certain Federal laws directly or indirectly affect private mortgage insurers and title insurers. Private mortgage insurers are impacted indirectly by Federal laws and regulations affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and the VA. For example, changes in Federal housing laws and regulation or other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on us. In addition, mortgage origination and servicing transactions are subject to compliance with various Federal and state laws, including the Real Estate Settlement Procedures Act, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act, or TILA, the Homeowners Protection Act of 1998, or HOPA, and the Fair Credit Reporting Act of 1970. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, and provide for other consumer protections.

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

Homeowners Protection Act of 1998

The Homeowners Protection Act of 1998, or HOPA, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of mortgage insurance. These provisions apply to borrower-paid mortgage insurance for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of mortgage insurance when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. It is the servicer’s responsibility to notify us when coverage is to be canceled under the HPA, either automatically or due to a borrower-requested cancellation, and we will process the servicer’s request. If mortgage insurance coverage is not cancelled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate mortgage insurance coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.

The GSEs have implemented certain guidelines that may provide more flexibility to certain borrowers to cancel BPMI than is otherwise required for such loans under HOPA. See "—Our Products and Services—Mortgage Insurance—Primary Mortgage Insurance" above.

Real Estate Settlement Procedures Act of 1974

Each of mortgage insurance and title insurance generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB, the U.S. Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received "Civil Investigative Demands" from, and entered into consent orders with, the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. The CFPB’s ruling in its enforcement order against PHH Corporation for alleged RESPA violations stemming from captive mortgage insurance arrangements was overturned on appeal by a panel of the U.S. Court of Appeals for the D.C. Circuit, a decision affirmed in January 2018 by the D.C. Circuit en banc. Although we did not participate in the practices that were the subject of the CFPB consent orders or the PHH case, the private mortgage insurance industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.

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

In 2017, the New York Department of Financial Services, or NYDFS, adopted a Cybersecurity Regulation that applies to all individuals and entities licensed by the NYDFS, pursuant to which licensees must file for exemption or submit an annual compliance certification. On November 1, 2023, NYDFS enacted its second amendment to the Cybersecurity Regulation, which strengthen data protection requirements, including the implementation of specific technical and administrative security measures. Several other jurisdictions in which we operate have enacted similar laws but do not require certification of compliance by non-domestic licensees.

Beginning with California in 2020, states began enacting consumer privacy protection laws applicable to companies that do business in the respective states and meet certain threshold requirements. These laws generally create a privacy framework for establishment and protection of new categories of data privacy rights, however, several of these include broad exemptions for data or entities regulated under GLBA. It is reasonably possible that these new privacy laws will prompt other state and federal regulators to move forward with new privacy regulations that could impact the businesses of us or our customers.

Fair Credit Reporting Act

The Fair Credit Reporting Act of 1970, as amended, or FCRA, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff and Federal courts to require mortgage insurance companies to provide "adverse action" notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for on the basis of a review of the consumer's credit report information. We provide such notices as required. Although they occurred before our establishment and we have not been involved, there has been class action litigation over these FCRA adverse action notices involving the mortgage insurance industry, including court-approved settlements.

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

FHA Reform

We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 15, 2023 on the financial status of the FHA Mutual Mortgage Insurance Fund, or MMIF, showed the capital reserve ratio of the MMIF at 10.5%, above the Congressionally mandated required minimum level of 2%.

Basel Committee Capital Adequacy Requirements

In 1988, the Basel Committee on Banking Supervision, which we refer to as the “Basel Committee,” developed the Basel Capital Accord (“Basel I”) which set out international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I (“Basel II”), which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. Following the financial crisis of 2008, the Basel Committee made further revisions that established risk-based capital and leverage capital requirements for most United States banking organizations through further revisions to Basel II (“Basel III”) (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal banking agencies in 2019). In December 2017, the Basel Committee published final revisions to the Basel III capital framework (“Basel IV”), which were generally targeted for implementation by each participating country by January 1, 2022 but have been delayed.

In July 2023, the Federal banking agencies issued a Notice of Public Rulemaking (the "NPR") known as the "Basel III Endgame". This proposal significantly alters the regulatory capital regime of U.S. banks including regional and mid-sized banks. The proposed changes would generally apply to banks with assets greater than $100 billion. Under the proposal, mortgage risk weights would be increased and continue the current capital treatment for high loan to value mortgages with mortgage insurance, where private mortgage insurance doesn’t mitigate credit risk and lower the capital charge. The comment period for the NPR ended in January 2024. If the Federal banking agencies decide to implement the Basel III Endgame as specifically drafted, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. The timing, scope, and content of any such proposed rulemaking and any potential impact it may have, as well as whether any new guidelines will be proposed or finalized in the United States in response to Basel IV remains uncertain.

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

Essent Reinsurance Ltd., which is incorporated in Bermuda to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda and is regulated as such under the Insurance Act. We are not, however, licensed in Bermuda to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

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

Independent Approved Auditor

A Class 3B insurer must appoint an independent auditor who will annually audit and report on the insurer's financial statements prepared under generally accepted accounting principles or international financial reporting standards, statutory financial statements and statutory financial returns each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.

Loss Reserve Specialist

A Class 3B insurer is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist will normally be a qualified casualty actuary and must be approved by the BMA.

Annual Financial Statements

A Class 3B insurer is required to prepare annual GAAP financial statements and statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. An insurer is required to file with the BMA the annual GAAP financial statements and statutory financial statements within four months from the end of the relevant financial year (unless specifically extended). The statutory financial statements do not form part of the public records maintained by the BMA but the GAAP financial statements are available for public inspection.

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

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

A Class 3B insurer must maintain at all times a solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act. Each year the insurer is required to file with the BMA a capital and solvency return within four months of its relevant financial year end (unless specifically extended). The prescribed form of capital and solvency return comprises the insurer's Bermuda Solvency Capital Requirement model, a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

The Insurance Act mandates certain actions and filings with the BMA if a Class 3B insurer fails to meet and/or maintain its enhanced capital requirement or solvency margin including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure. A Class 3B insurer is prohibited from declaring or paying a dividend if in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act which apply to all Bermuda companies.

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

Human Capital Management

We believe that attracting, developing and retaining quality employees is imperative to building a successful and sustainable business model. We make significant investments in our employees, providing a wide range of continuing education opportunities to support their professional growth and success.

As of December 31, 2023, we had a total of 536 employees, including 530 employees based in our Radnor, PA, Winston-Salem, NC, New York, NY, Reston, VA, Pittsburgh, PA, Columbia, MO and Charlotte, NC locations, or remotely throughout the United States, and 6 employees located in Hamilton, Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.

We believe that our “do the right thing” culture has enabled us to achieve our approximately 95% retention rate over the past 5 years (excluding our recently acquired title and settlement services operations). We design compelling job opportunities, aligned with our mission, in a fast-paced, results-driven work environment. The process through which we recruit employees has an impact on the quality, diversity and timing of filling positions. Open positions may be filled internally through our internal posting process or externally through a combination of broadly available Internet job boards as well as college placement services, trade journals and professional recruiting firms.

Employee engagement begins at the time of hire by paying a fair and livable wage and providing medical, dental, vision, prescription, life and long- and short-term disability coverage to full-time employees. We contribute generously to the retirement savings plans of our U.S.-based employees, with an immediately vested non-discretionary matching contribution to our 401(k) plan in an amount equal to 100% of up to the first 5% of an employee’s eligible compensation. We so strongly believe that all employees should make good decisions, do the right thing and act like owners that we have made all employees owners through a share grant program. Nearly every member of our current workforce has outstanding awards for equity shares in our company.

We offer varied employee training, development, mentorship and leadership opportunities and encourage our employees to continue to develop in their careers. We provide compliance and job-related training to all newly hired employees, as well as annual compliance training, to ensure their ongoing success. We also provide many opportunities throughout the year to participate in sales, underwriting, risk management and other related training. We also offer a tuition reimbursement program and offer certifications and professional training opportunities, including MBA certifications, Nationwide Multistate Licensing System & Registry (NMLS) continuing education for underwriters and other professional training in areas including but not limited to cybersecurity, risk, accountancy, actuarial sciences, human resources, underwriting, information technology, appraisals, marketing and project management.

We value honest and timely feedback. We use a third-party firm to periodically conduct anonymous employee-wide engagement surveys, as well as targeted “pulse” surveys, to identify areas of strength and opportunities for improvement and to ensure continued engagement and retention of our employees.

We believe a diverse and inclusive workforce provides for a broad array of viewpoints, talents and skills and assists in building a sustainable future. We are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. We seek to hire and retain highly talented employees and empower them to create value for our shareholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. As of December 31, 2023, approximately 62% of our workforce, excluding Title operations, was comprised of women and minorities.

For additional information, please see the section titled “Social Issues and Human Capital” in our 2024 Proxy Statement.

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

Our primary mortgage insurance operations are conducted through Essent Guaranty, Inc., a Pennsylvania-domiciled insurer which is a monoline insurance company licensed in all 50 states and the District of Columbia. We have a wholly-owned Bermuda-domiciled reinsurer, Essent Reinsurance Ltd., which has a Class 3B insurance license issued by the Bermuda Monetary Authority. Our primary title insurance operations are conducted through Agents National Title Insurance Company, a Missouri-domiciled title insurance underwriter licensed in 45 states and the District of Columbia.

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

Our mortgage insurance business depends on our relationships with our largest lending customers. Our top ten customers generated 48.4% of our NIW during year ended December 31, 2023, compared to 39.9% and 41.6% for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2023, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

•the implementation of new or the amendment of current regulations under the Dodd-Frank Act (particularly with respect to the Qualified Mortgage and Qualified Residential Mortgage rules) and the Basel III Endgame, which may be more favorable to the FHA than to private mortgage insurers (see "Risks Related to Regulation and Litigation—Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ("CFPB") rule defining a qualified mortgage ("QM") reduces the size of the origination market or creates incentives to use government mortgage insurance programs", "Risks Related to Regulation and Litigation—The amount of insurance we write could be adversely affected by the implementation of the Dodd-Frank

Act's risk retention requirements and the definition of Qualified Residential Mortgage ("QRM")" and "Risks Related to Regulation and Litigation—The implementation of the Basel rules discourage the use of mortgage insurance"); and

•increases in FHA loan limits above GSE loan limits.

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

We believe that, based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written by us since we began to write coverage in 2010 has been relatively favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. As a result of the significant decrease in our persistency rate largely as a result of a high level of refinancings in 2020 and 2021 triggered by historically low interest rates precipitated by the economic impacts of the COVID-19 pandemic, approximately 88% of our aggregate insurance in force as of December 31, 2023 corresponds to policies we have written since January 1, 2020. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict, particularly in light of the consequences of the COVID-19 pandemic, and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment as well as the impacts of the COVID-19 pandemic. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.

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

Generally, in each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 86.9%, 82.1% and 65.4% at December 31, 2023, 2022 and 2021, respectively. The factors affecting the persistency of our insurance portfolio include:

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

Competition in the title and settlement services industry may adversely affect our business, financial condition, and results of operations.

Competition in the title settlement services industry is intense, particularly with respect to price, service, and expertise. Although we provide title and settlement services to large commercial customers, there are many other title insurance agencies that have substantially greater gross revenue than we do and, if affiliated with a title insurance underwriter, could have significantly greater capital. The size and number of title insurance agencies varies in the geographic areas in which we conduct our title business. Our existing competitors may expand their title insurance business and, although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could adversely affect our business, financial condition, and results of operations.

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

Our business is highly dependent on the effective operation of our information technology systems, which are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events, errors in usage, and other incidents which may impact the operation or availability of such systems. Although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion. Additionally, we may not satisfy our customers' requirements if we fail to invest sufficient resources in, or otherwise are unable to maintain and upgrade our information technology systems. Because we rely on our information technology systems for many critical functions, including connecting with our customers, if such systems were to fail or become outmoded, we may experience a significant disruption in our operations and in the business we receive, which could negatively affect our operating results, financial condition and profitability.

The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed.

Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we maintain large amounts of confidential information, including non-public personal information on consumers and our employees. Breaches in security, including inadvertent disclosure, could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Although we believe that we have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur.

We are exposed to risks associated with our title insurance and settlement services business that could negatively affect our results of operations and financial condition.

The volume of title insurance and settlement services that we offer are significantly driven by the level of overall activity in the mortgage, real estate and mortgage finance markets generally. If real estate transaction volumes decline, as they have in the past several years in large part due to rising interest and mortgage rates, we could experience less demand for our title insurance and settlement services. Additionally, by their nature, title claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are administered and paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we could experience large losses or an overall worsening of our loss payment experience in regard to the frequency or severity of claims that require us to record additional charges to our claims loss reserve. These loss events are unpredictable and may require us to increase our loss reserves and could adversely affect our financial performance.

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

The Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over 15 years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs.

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

Our business model is highly dependent on the GSEs, as the GSEs are the primary beneficiaries of most of our mortgage insurance policies. The GSEs’ business practices may be impacted by their results of operations, administrative policy decisions or legislative or regulatory changes. Recently, the GSEs have been focused on, among other things, supporting the housing finance system during times of stress, as well as equitable and affordable housing initiatives. Changes in the business practices of the GSEs, which can be implemented by the GSEs at the FHFA's direction, could negatively impact our operating results and financial performance, including changes to:

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

In 1988, the Basel Committee on Banking Supervision (the “Basel Committee”), developed the Basel Capital Accord (“Basel I”), which sets out international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I (“Basel II”), which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. Following the financial crisis of 2008, the Basel Committee made further revisions to Basel II (“Basel III”) to improve the quality and quantity of capital banking organizations hold. The Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (collectively, the “Federal Banking Agencies”) implemented Basel III through the adoption of revisions to their regulatory capital rules (the “Basel III Rules”), which establish minimum risk-based capital and leverage capital requirements for most United States banking organizations (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal banking agencies in 2019). In December 2017, the Basel Committee published final revisions to the Basel III capital framework (“Basel IV”), which were generally targeted for implementation by each participating country by January 1, 2022 but have been delayed.

In July 2023, the Federal banking agencies issued a Notice of Public Rulemaking (the "NPR") known as the "Basel III Endgame". This proposal significantly alters the regulatory capital regime of U.S. banks including regional and mid-sized banks. The proposed changes would generally apply to banks with assets greater than $100 billion. Under the proposal, mortgage risk weights would be increased and continue the current capital treatment for high loan to value mortgages with mortgage insurance, where private mortgage insurance doesn’t mitigate credit risk and lower the capital charge. The comment period for the NPR ended in January 2024. If the Federal banking agencies decide to implement the Basel III Endgame as specifically drafted, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. The timing, scope, and content of any such proposed rulemaking and any potential impact it may have, as well as whether any new guidelines will be proposed or finalized in the United States in response to Basel IV remains uncertain.

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

The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group, which we refer to as the "MGIWG," to determine and make recommendations to the NAIC's Financial Condition Committee including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. In 2021, the MGIWG adopted a new annual reporting schedule for mortgage insurers that was first required to be submitted by mortgage insurers to state insurance regulators in WI, NC and PA in 2022. The revised Model Act was approved by MGIWG in 2023 and is awaiting adoption by the NAIC. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

State regulation of the rates we charge for title insurance could adversely affect our results of operations.

Our title insurance underwriter is subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title insurance subsidiary operates, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates are likely to prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect our business operating results and financial conditions.

If our Bermuda principal operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.

Our primary reinsurance subsidiary, Essent Reinsurance Ltd., is a registered Bermuda Class 3B insurer pursuant to Section 4 of the Insurance Act 1978. As such, it is subject to regulation and supervision in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. Generally, Bermuda insurance statutes and regulations applicable to Essent Reinsurance Ltd. are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. We do not presently intend for Essent Reinsurance Ltd. to be admitted to do business in the United States, the U.K. or any jurisdiction other than Bermuda. However, recent scrutiny of the insurance and reinsurance industry in the United States and other countries could subject Essent Reinsurance Ltd. to additional regulation in the future that may make it unprofitable or illegal to operate a reinsurance business through our Bermuda subsidiary. We cannot assure you that insurance regulators in the United States, the U.K. or elsewhere will not review the activities of Essent Reinsurance Ltd. or its subsidiaries or agents and assert that Essent Reinsurance Ltd. is subject to such jurisdiction's licensing requirements. If in the future Essent Reinsurance Ltd. becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that Essent Reinsurance Ltd. would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.

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
If you are a "10% U.S. Shareholder" (defined to be a "U.S. Person" (as defined below) who owns (directly, or indirectly through non-U.S. entities or "constructively," as defined below) at least 10% of the total combined value or voting power of all classes of stock) of a non-U.S. corporation that is a CFC at any time during a taxable year and you own shares in such non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year on which it is a CFC, you must include in your gross income for U.S. Federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. Also, due to attribution rules, the Company believes that, based upon ownership of its U.S. subsidiaries, its foreign reinsurer (Essent Reinsurance Ltd.) will be deemed a CFC. Accordingly, any shareholder who becomes a “10% U.S. Shareholder” at any time during the calendar year, by either vote or value will be subject to a "Subpart F income" inclusion on a per share per day basis. Subpart F income of a non-U.S. insurance corporation typically includes "foreign personal holding company income" (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).
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
We believe that Essent Group Ltd. is not, has not been, and currently does not expect to become, a PFIC for U.S. Federal income tax purposes.However, there can be no assurance that new regulations, if made final, will not adversely impact Essent Group Ltd.'s PFIC status or U.S. Persons owning Essent Group Ltd. shares. If Essent Group Ltd. were considered a PFIC, it would have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation.

Our tax liabilities and effective tax rate in the future could be adversely affected by changes in tax laws in countries in which we operate pursuant to ongoing efforts by the Organisation for Economic Co-operation and Development (“OECD”), the U.S. Congress, Ireland Revenue, or the Government of Bermuda.

The OECD and other government agencies have had an ongoing focus on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed-upon set of international rules designed to end so-called “base erosion and profit shifting”, commonly referred to as the "Pillar II" rules. Pillar II is a coordinated global effort to impose a minimum tax on large multinational corporations ("MNC"s) of 15% on the net income earned in each jurisdiction, with no cross-crediting between jurisdictions. Although the U.S. has not adopted Pillar II, the Bermuda Corporate Income Tax (see Note 12 to our consolidated financial statements entitled "Income Taxes" included elsewhere in this Annual Report) is a “de-facto” adoption of the Pillar II rules, and Ireland has also adopted Pillar II. The rules achieve a 15% minimum tax through either an undertaxed profits rule (“UTPR”) or an income inclusion rule (“IIR”). As currently structured, we do not believe that the Company will owe additional taxes in Ireland as a result of its adoption of the Pillar II rules. Any future changes to these rules, and/or new interpretations by relevant jurisdictions of these occurrences could materially adversely affect our tax position, which could have a material adverse effect on our results of operations and financial condition.

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
It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us or holders of our common shares. It is also possible that future Treasury Regulations, and/or IRS administrative rulings could have an adverse impact on the Company or the holders of our common shares. We cannot be certain if, when or in what form such Treasury Regulations or IRS administrative pronouncements may be provided and whether such guidance will have a retroactive effect, and/or a negative impact upon an investor subject to U.S. taxation.
Existing U.S. tax law could have an adverse impact on us or holders of our common shares if future changes to the business causes the Company to exceed certain thresholds.
The base erosion anti-abuse tax or “BEAT” that could make certain levels of affiliate reinsurance between United States and non-U.S. members of our group economically unfeasible. Although we are not currently impacted by BEAT, there can be no assurance that changes to future taxable income calculations or future changes to BEAT will not have a negative impact on us. Future legislation adverse to the Company's effective tax rate may also extend beyond changes to the BEAT. In addition, the Inflation Reduction Act of 2022 (“IRA”) introduced, among other tax provisions, the Corporate Alternative Minimum Tax (“CAMT”) and a new excise tax of 1% on certain stock repurchases (“Excise Tax”). In general, a Company is not subject to the CAMT if it does not meet a certain net income threshold on a trailing 3-year average calculation. Based on such such calculations, the Company is not currently subject to the CAMT. Management will continue to monitor the applicability of CAMT. Generally, the Excise Tax on certain stock repurchases applies to U.S.-domiciled companies. The IRS issued a notice in December 2022 (Notice 2023-2), which states in part that foreign-parented MNC’s containing a U.S. consolidated group could be deemed to have funded their stock repurchases from a U.S. affiliate funding source. There is considerable uncertainty regarding what constitutes a “U.S funding source”, and the IRS has announced that it plans to issue regulations clarifying its position as stated in Notice 2023-2. IRS also issued Announcement 2023-18 stating that no taxpayer is required to report the excise tax on any returns filed with the IRS, or to make any payments of such tax, before the time specified in forthcoming regulations. However, Announcement 2023-18 does not alter the fundamental obligation to pay the tax which applies to stock buy backs in 2023, if and when due. Depending on the definitions of “U.S. funding source” within regulations when issued, the Company may be subject to a 1% excise tax on all stock repurchases.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital.
Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner, but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $298.8 million as of December 31, 2023, and paid to its parent, Essent US Holdings, Inc., dividends totaling $295.0 million in 2023. In addition, Essent Guaranty of PA, Inc. had unassigned surplus of approximately $15.0 million as of December 31, 2023. Essent Guaranty of PA, Inc. did not pay any dividends in 2023. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

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

The insurance holding company laws and regulations of the Commonwealth of Pennsylvania and the State of Missouri, the states in which our U.S. insurance subsidiaries are domiciled, require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, prior written approval must be obtained from the Pennsylvania Insurance Department and/or the Missouri Department of Commerce and Insurance. The state insurance regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.

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

We have completed, and expect to complete, acquisitions in an effort to achieve profitable growth in our operations and to create additional value, such as our recent acquisitions of Agents National Title Holding Company and Boston National Holdings LLC from Incenter LLC. Acquisitions and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory and compliance, any one, or a combination, of which could possibly result in the failure to realize the anticipated economic, strategic or other benefits of a transaction. Such events could likewise involve numerous additional risks, including potential losses from unanticipated litigation or levels of claims, the failure to accurately value the investment and/or an inability to generate sufficient revenue to offset acquisition costs. Further, the integration of the operations and personnel of acquired businesses may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or a diversion of management attention. Such events may also have unintended consequences on ratings assigned by the rating agencies to the Company. Any of these risks, if realized, could prevent us from achieving the benefits we expect from such transactions and/or result in a material adverse effect on our business.

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

The U.K. Financial Conduct Authority (the “FCA”) announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) ceased at the end of June 2023. The FCA has proposed that the Intercontinental Benchmark Administration continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024. The Federal Reserve Bank of New York publishes a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. At this time, we cannot predict how markets will respond to alternative reference rates, and we cannot predict the effect of the discontinuation of LIBOR on new or existing financial instruments to which we have exposure. The effects on markets and/or of such exposure will vary depending on many factors, including whether, how, and when industry participants adopt alternative reference rates for new products or instruments, the availability of “synthetic” LIBOR and the applicability of U.S. legislative remedies that address LIBOR transition risk for various legacy U.S. Dollar LIBOR instruments.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 12, 2024, we had 106,872,556 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As with all institutions involved in financial services, information security represents a significant operational risk. To mitigate this risk, we have developed and manage a comprehensive information security program dedicated to protecting data entrusted to us by our clients as well as our own proprietary corporate information and the information technology infrastructure we use to process this data and information. Our approach is considered to be a defense-in-depth strategy, with multiple tiers of security controls and monitoring. Our security program is benchmarked against the National Institute of Standards and Technology Cybersecurity Framework ("NIST"), including, among other things, with respect to application security, vulnerability management and data protection, threat detection and incident response.

Cybersecurity risk management is the direct responsibility of our IT security team, which is led by our chief information officer ("CIO") and our chief information security officer ("CISO"). The IT security team develops, maintains, and enforces our information security program and information security policies, which are reviewed at least annually and are subject to approval by our information security committee. Additionally, we complete the following:

•an annual enterprise risk assessment;

•an annual threat and vulnerability assessment conducted in accordance with NIST guidance which considers adversarial and non-adversarial threat events that could impact our environment;

•periodic IT risk assessments;

•quarterly vulnerability management reviews; and

•periodic cloud risk assessments.

Our IT security team regularly monitors the company's technology environment to address and investigate potential incidents. In the event of an incident, we would follow our internally developed incident response playbook, which includes but is not limited to guidelines for determining the severity of an incident, roles and responsibilities of the cyber response team, mitigation and recovery steps, and communication to internal and external stakeholders based upon nature and extent of the incident. We conduct regular external and internal penetration testing, "red teaming" exercises to seek to identify and remediate potential vulnerabilities, and other methods to ensure the readiness and effectiveness of our program and to continue to enhance our security posture. Our information security team also performs periodic tabletop exercises to simulate potential incidents in order to identify potential enhancements to monitoring and our incident response process.

We have also established a formal third party risk management (TPRM) policy which defines the criteria that a third party service provider must meet in order to be considered by us. All vendors are risk ranked and reviewed by our TPRM team with results reported to our information security committee, which ultimately approves the use of new and existing vendors. In addition, we maintain an internal information security committee comprised of cross-departmental company executives and IT leaders to ensure that we maintain strong governance mechanisms and to ensure compliance with our security policies and procedures.

During the year ended December 31, 2023, we did not experience any material cybersecurity incidents.

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

Cybersecurity Governance

Our board of directors, led by the board’s technology, innovation and operations committee, actively oversees our information security program, with our management providing that committee with regular updates (including at each of the four meetings held by that committee in 2023) and reporting on our IT strategy, including information security strategies and initiatives, event preparedness and incremental improvement efforts.

The CIO and CISO, who oversee our information security program, are well qualified to oversee and manage risks posed by potential cybersecurity threats. Our CIO has over 25 years of experience serving Fortune 500 companies in the area of information technology, including nearly 20 years in mortgage and financial services, with roles ranging from overseeing application development and delivery to enhance risk management capability and improve operational efficiency to information technology strategy, architecture, delivery, and management. Similarly, our CISO has over 25 years of experience working for financial services companies in information technology, including roles overseeing e-commerce, technical infrastructure management and architecture, and 20 years overseeing information security programs.

ITEM 2.    PROPERTIES

We lease office facilities in Radnor, Pennsylvania for our U.S. headquarters and additional offices in North Carolina, Pennsylvania, Missouri, New York and Virginia for our mortgage insurance and title insurance and settlement services operations, and we lease office facilities in Bermuda for our Bermuda-based headquarters and reinsurance company. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 12, 2024, we had approximately 9 holders of record of our common shares.

We have paid a quarterly dividend since September 2019. A dividend of $0.25 per share for each of the first, second, third and fourth quarters of 2023 was declared and paid. We presently expect to continue to declare a materially comparable regular quarterly dividend on our common stock in the future. For information on Essent Group's ability to pay dividends, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Performance Graph

The following performance graph compares, for the period from January 1, 2019 through December 31, 2023, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Enact Holdings, Inc. (from and after September 16, 2021), Genworth Financial, Inc. (through September 15, 2021), MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (collectively, the "Peer Index"). We selected the members of each peer group because each was, at the time, a direct competitor of ours in the private mortgage insurance industry. On September 16, 2021, shares of common stock Enact Holdings, Inc. began trading on the Nasdaq Global Select Market, independent of the shares of its parent company, Genworth Financial, Inc. (which retained approximately 80% of the outstanding common shares of Enact Holdings, Inc. after its initial public offering on such date).

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
S&P 500	$128.88	$149.83	$190.13	$153.16	$190.27
Peer Index	$167.88	$144.16	$192.59	$273.94	$339.82
ESNT	$154.88	$135.35	$149.30	$135.23	$194.59

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

Issuer Purchase of Equity Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2023.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2023	128,190	$47.49	123,327
November 1 - November 30, 2023	105,861	$48.21	105,861
December 1 - December 31, 2023	72,542	$49.75	72,542
Total	306,593		301,730	$—
_______________________________________________________________________________
(1)Under the Company's prior repurchase plan announced in May 2022, the Company was authorized to purchase up to $250 million of its common shares, of which $65.6 million was utilized prior to the expiration of that plan on December 31, 2023. Under the Company's current repurchase plan announced in October 2023, the Company is authorized to purchase up to $250 million of its common shares between January 1, 2024 and December 31, 2025.

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

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance, reinsurance, risk management products and title insurance and settlement services to mortgage lenders, borrowers, and investors to support homeownership.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. For the years ended December 31, 2023, 2022 and 2021, our mortgage insurance operations generated new insurance written, or NIW, of approximately $47.7 billion, $63.1 billion and $84.2 billion, respectively. As of December 31, 2023, we had approximately $239.1 billion of mortgage insurance in force. The financial strength ratings of Essent Guaranty are A3 with a stable outlook by Moody's Investors Service, Inc. ("Moody's"), A- with a stable outlook by S&P Global Ratings ("S&P") (up from BBB+ with a stable outlook as a result of an upgrade by S&P announced on January 8, 2024) and A (Excellent) with a stable outlook by A.M. Best Company ("AM Best").

We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of December 31, 2023, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.2 billion of risk. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P (up from BBB+ with a stable outlook as a result of an upgrade by S&P announced on January 8, 2024) and A (Excellent) with a stable outlook by A.M. Best.

As a result of our acquisitions of Agents National Title Insurance Company and Boston National Holdings LLC effective July 1, 2023, we also offer title insurance products and title and settlement services.

We have a highly experienced, talented team with 536 employees as of December 31, 2023. Our holding company is domiciled in Bermuda and our U.S. mortgage insurance business is headquartered in Radnor, Pennsylvania.

Current Economic Developments

The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, new insurance written and title insurance and settlement service transactions. These rate increases have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.

Legislative and Regulatory Developments

Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. Key regulatory and legislative developments that may affect us include:

U.S. Tax Reform

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

Bermuda Corporate Income Tax

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 ("CIT"). Starting January 1, 2025, the CIT will result in a new 15% corporate income tax on in-scope entities that are resident in Bermuda or that have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966.

The CIT also includes various transitional provisions and elections that we are in the process of evaluating. In particular, we believe that, based on their current structure and operations, our Bermuda companies will be eligible to elect a five-year “limited international presence” exemption under the CIT. We intend to make this election within the timeframe required under Bermuda law, and therefore do not expect the CIT to have a material impact upon our effective tax rate until we no longer meet the exemption criteria, or January 1, 2030, the fifth anniversary of the inception date of the tax, whichever may occur sooner. The exemption criteria are subject to interpretation of existing Bermuda law, as well as any related new regulations that may be issued by the Government of Bermuda. No assurances can be made that we will continue meeting such criteria for the entire five-year period.

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

Mortgage insurance premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2023 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the years ended December 31, 2023 and 2022, monthly premium policies comprised 96% and 94% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.9% at December 31, 2023. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2023. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Other Income

Other income includes revenues associated with underwriting consulting services to third-party reinsurers, title settlement services and contract underwriting services. The level of these revenues is dependent upon the number of customers who have engaged us for these services. Revenue from underwriting consulting services to third-party reinsurers is also dependent upon the level of premiums associated with the transactions underwritten for these customers. Revenues from title settlement services and contract underwriting are also dependent upon the number of loans processed for these customers.

In connection with the acquisition of our mortgage insurance platform, we entered into a services agreement with Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation, which we refer to collectively as "Triad," to provide certain information technology maintenance and development and customer support-related services. In return for these services, we receive a flat monthly fee which is recorded in other income. During 2023, Triad entered into a three year renewal and extended the services agreement through November 2026.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of December 31, 2023, 69% of our IIF relates to business written since January 1, 2021 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2023, 69% of our IIF relates to business written since January 1, 2021 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

In response to the COVID-19 pandemic, the United States government enacted a number of policies to provide fiscal stimulus to the economy and relief to those affected by this global disaster. Specifically, mortgage forbearance programs and foreclosure moratoriums were instituted by Federal legislation along with actions taken by the FHFA and the GSEs. The mortgage forbearance plans permit these borrowers to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. For borrowers that have the ability to begin to pay their mortgage at the end of the forbearance period, we expect that mortgage servicers will continue to work with them to modify their loans at which time the mortgage will be removed from delinquency status. We believe that the forbearance process could have a favorable effect on the frequency of claims that we ultimately pay while extending traditional default-to-claim timelines. Based on the forbearance programs in place and the credit characteristics of the Early COVID Defaults, we believe that the ultimate number of Early COVID Defaults that result in claims will be less than our historical default-to-claim experience. Accordingly, we applied a lower reserve rate to the Early COVID Defaults than the rate used for defaults that had missed a comparable number of payments as of March 31, 2020 and in prior periods that did not have access to forbearance plans.

The defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. As of December 31, 2023, approximately 99% of the Early COVID Defaults had cured. While the level of cure activity for the Early COVID Defaults exceeded our initial expectations, the transition of defaults to foreclosure or claim has not returned to pre-pandemic levels as of December 31, 2023. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

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

As more fully described in Note 5 to our condensed consolidated financial statements, at December 31, 2023, we had approximately $1.4 billion of excess of loss reinsurance covering NIW from January 1, 2018 through December 31, 2019 and August 1, 2020 through June 30, 2023 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2023. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

Third-Party Reinsurance

We use third-party reinsurance to provide protection against adverse loss experience in our mortgage insurance portfolio and to expand our capital sources. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums, but also reduce our risk in force ("RIF"), which provides capital relief, and may include capital relief under the PMIERs financial strength requirements. Our incurred losses are reduced by any incurred losses ceded in accordance with the reinsurance agreement. For additional information regarding reinsurance, see Note 5 to our consolidated financial statements.

Other Underwriting and Operating Expenses

Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of mortgage insurance NIW, title insurance policies issued and settlement services provided.

Our most significant expense is compensation and benefits for our employees, which represented 58%, 59% and 61% of other underwriting and operating expenses for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

Underwriting and other expenses include legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. We anticipate that as we continue to add new customers and increase our mortgage insurance IIF, title insurance policies issued and settlement services provided, our expenses will also continue to increase.

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

Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiaries, Essent Re and Essent Agency (Bermuda) Ltd., are domiciled in Bermuda, and their income is not subject to a corporate income tax as of December 31, 2023. See "—Legislative and Regulatory Developments—Bermuda Corporate Income Tax" above. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty's NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the years ended December 31, 2023, 2022 and 2021 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2023	2022	2021
IIF, beginning of period	$227,062,055	$207,190,544	$198,882,352
NIW	47,666,852	63,061,262	84,218,250
Cancellations	(35,650,645)	(43,189,751)	(75,910,058)
IIF, end of period	$239,078,262	$227,062,055	$207,190,544
Average IIF during the period	$234,518,135	$215,485,518	$202,890,292
RIF, end of period	$54,591,590	$49,903,626	$45,273,383

The following is a summary of our IIF at December 31, 2023 by vintage:

($ in thousands)	$	%
2023	45,720,492	19.1%
2022	56,943,590	23.8
2021	61,442,213	25.7
2020	46,454,833	19.4
2019	12,360,264	5.3
2018 and prior	16,156,870	6.7
	$239,078,262	100.0%

Average Net Premium Rate

Our average net premium rate is calculated by dividing net premiums earned for our U.S. mortgage insurance portfolio by average insurance in force for the period and is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. The following table presents the average net premium rate for our U.S. mortgage insurance portfolio:

	Year Ended December 31,
	2023	2022	2021
Base average premium rate	0.40%	0.41%	0.43%
Single premium cancellations	—	0.01	0.03
Gross average premium rate	0.40	0.42	0.46
Ceded premiums	(0.05)	(0.05)	(0.05)
Net average premium rate	0.35%	0.37%	0.41%

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

As of December 31, 2023, our combined net risk in force for our U.S. mortgage insurance companies was $34.5 billion and our combined statutory capital was $3.4 billion, resulting in a risk-to-capital ratio of 10.2 to 1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2023	2022	2021
Revenues:
Net premiums written	$894,282	$820,029	$807,492
Decrease in unearned premiums	22,624	22,498	65,051
Net premiums earned	916,906	842,527	872,543
Net investment income	186,139	124,409	88,765
Realized investment (losses) gains, net	(7,204)	(13,172)	418
Income (loss) from other invested assets	(11,118)	28,676	56,386
Other income	25,036	18,384	10,398
Total revenues	1,109,759	1,000,824	1,028,510

Losses and expenses:
(Benefit) provision for losses and LAE	31,542	(174,704)	31,057
Other underwriting and operating expenses	200,431	171,733	166,857
Premiums retained by agents	24,650	—	—
Interest expense	30,137	15,608	8,282
Total losses and expenses	286,760	12,637	206,196
Income before income taxes	822,999	988,187	822,314
Income tax expense	126,613	156,834	140,531
Net income	$696,386	$831,353	$681,783

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For the year ended December 31, 2023, we reported net income of $696.4 million, compared to net income of $831.4 million for the year ended December 31, 2022. The decrease in our operating results in 2023 over 2022 was primarily due to an increase in the provision for losses and LAE, increases in operating expenses, a decrease in income from other invested assets and an increase in interest expense, partially offset by increases in net premiums earned and net investment income and decreases in realized net investment losses and income taxes.

Net Premiums Written and Earned

Net premiums written and earned increased in the year ended December 31, 2023 by 9% compared to the year ended December 31, 2022. Net premiums written and earned in the year ended December 31, 2023 include $38.0 million of net premiums written and earned by our title insurance operations. The increase in net premiums written and earned was also due to the increase in our average IIF from $215.5 billion in 2022 to $234.5 billion in 2023, partially offset by the decrease in the average net premium rate from 0.37% for the year ended December 31, 2022 to 0.35% for the year ended December 31, 2023. The decrease in the average net premium rate during the year ended December 31, 2023 was a primarily due to changes in the mix of the mortgages we insure, changes in our pricing and a decrease in premiums earned on the cancellation of non-refundable single premium policies. In the year ended December 31, 2023, premiums earned on the cancellation of non-refundable single premium policies decreased to $6.3 million from $20.8 million in the year ended December 31, 2022 as a result of a decrease in existing borrowers refinancing their mortgages during 2023 as compared to 2022.

In the year ended December 31, 2023, unearned premiums decreased by $22.6 million as a result of $44.6 million of unearned premium that was recognized in earnings during the year partially offset by net premiums written on single premium policies of $22.0 million. In the year ended December 31, 2022, unearned premiums decreased by $22.5 million as a result of $64.2 million of unearned premium that was recognized in earnings during the year partially offset by net premiums written on single premium policies of $41.7 million.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022
Fixed maturities	$178,829	$129,530
Short-term investments	13,651	2,319
Gross investment income	192,480	131,849
Investment expenses	(6,341)	(7,440)
Net investment income	$186,139	$124,409

The increase in net investment income to $186.1 million for the year ended December 31, 2023 as compared to $124.4 million for the year ended December 31, 2022 was due to the increase in the weighted average balance of our investment portfolio, as well as an increase in the average yield on the investment portfolio. The average balance of investments at amortized cost increased to $5.5 billion during the year ended December 31, 2023 from $5.1 billion during the year ended December 31, 2022, primarily as a result of investing cash flows generated from operations. The pre-tax investment income yield increased from 2.6% in the year ended December 31, 2022 to 3.5% in the year ended December 31, 2023 primarily due to a general increase in investment yields due to increasing interest rates. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the year ended December 31, 2023 was a loss of $11.1 million as compared to income of $28.7 million for the year ended December 31, 2022. The decrease in income from other invested assets for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to lower fair value adjustments recorded during 2023.

Other Income

Other income for the year ended December 31, 2023 was $25.0 million compared to $18.4 million for the year ended December 31, 2022. The increase in other income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the year ended December 31, 2023 we recorded a net favorable increase in the fair value of the embedded derivatives of $1.9 million compared to a net unfavorable decrease of $2.5 million in the year ended December 31, 2022. Other income also includes underwriting consulting services to third-party reinsurers, Triad service fee income and contract underwriting revenues. In the year ended December 31, 2023, other income also includes settlement services revenues from our title operations.

Provision for Losses and Loss Adjustment Expenses

For the year ended December 31, 2023, we recorded a provision losses of $31.5 million primarily due to a provision for losses recorded for current year mortgage insurance defaults partially offset by cure activity for defaults reported in prior years. For the year ended December 31, 2022, we recorded a benefit to the provision for losses of $174.7 million primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults as well as cure activity for defaults with reserves using our normal reserve methodology.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Year Ended December 31,
	2023	2022
Beginning default inventory	13,433	16,963
Plus: new defaults	30,550	25,636
Less: cures	(28,655)	(28,873)
Less: claims paid	(467)	(261)
Less: rescissions and denials, net	(42)	(32)
Ending default inventory	14,819	13,433

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of December 31,
	2023	2022
Case reserves (in thousands) (1)	$226,121	$199,419
Total reserves (in thousands) (1)	$245,402	$216,390
Ending default inventory	14,819	13,433
Average case reserve per default (in thousands)	$15.3	$14.8
Average total reserve per default (in thousands)	$16.6	$16.1
Default rate	1.80%	1.66%
Claims received included in ending default inventory	126	121
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $29 thousand and $0.1 million as of December 31, 2023 and 2022, respectively, as well as title insurance reserves of $14.7 million as of December 31, 2023.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Year Ended December 31,
(In thousands)	2023	2022
Reserve for losses and LAE at beginning of year	$216,464	$407,445
Less: Reinsurance recoverables	14,618	25,940
Net reserve for losses and LAE at beginning of year	201,846	381,505
Net reserves acquired during the period	14,049	—
Add provision for losses and LAE occurring in:
Current year	141,191	99,372
Prior years	(109,649)	(274,076)
Incurred losses and LAE during the current year	31,542	(174,704)
Deduct payments for losses and LAE occurring in:
Current year	694	224
Prior years	10,752	4,731
Loss and LAE payments during the current year	11,446	4,955
Net reserve for losses and LAE at end of year	235,991	201,846
Plus: Reinsurance recoverables	24,104	14,618
Reserve for losses and LAE at end of year	$260,095	$216,464

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of December 31, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	7,288	49%	$44,607	20%	$527,419	8%
Four to eleven payments	5,421	37	97,424	43	417,876	23
Twelve or more payments	1,984	13	78,540	35	132,257	59
Pending claims	126	1	5,550	2	6,302	88
Total case reserves (1)	14,819	100%	226,121	100%	$1,083,854	21
IBNR			16,959
LAE			2,322
Total reserves for losses and LAE (1)			$245,402
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $29 thousand, as well as title insurance reserves of $14.7 million as of December 31, 2023.

	As of December 31, 2022
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	6,154	46%	$32,242	16%	$411,624	8%
Four to eleven payments	4,684	35	65,071	33	317,417	21
Twelve or more payments	2,474	18	98,291	49	147,247	67
Pending claims	121	1	3,815	2	4,860	78
Total case reserves (2)	13,433	100%	199,419	100%	$881,148	23
IBNR			14,956
LAE			2,015
Total reserves for losses and LAE (2)			$216,390

_______________________________________________________________________________
(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of December 31, 2022.

During the year ended December 31, 2023, the provision for losses and LAE was $31.5 million, comprised of $141.2 million for current year losses, partially offset by $109.6 million of favorable prior years' loss development. During the year ended December 31, 2022, the provision for losses and LAE was a benefit of $174.7 million, comprised of $99.4 million of current year losses, offset by $274.1 million of favorable prior years' loss development. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our mortgage insurance claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2023	2022
Number of claims paid	467	261
Amount of claims paid	$10,216	$4,665
Claim severity	59%	44%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Year Ended December 31,
	2023		2022
($ in thousands)	$	%	$	%
Compensation and benefits	$114,898	58%	$100,300	59%
Premium taxes	19,028	9	17,755	10
Other	66,505	33	53,678	31
Total other underwriting and operating expenses	$200,431	100%	$171,733	100%

Number of employees at end of year		536		346

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased primarily due to an increase in the number of employees resulting from the acquisition of the title operations. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in premiums written, including title insurance premiums written during the second half of 2023.

•Other expenses increased primarily as a result of title and settlement services direct cost incurred and increases in professional fees and software related expenses partially offset by an increase in ceding commission earned under the QSR Agreement. In 2023, other expenses included approximately $4.5 million of transaction costs associated with the Company's title business acquisition. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the years ended December 31, 2023 and 2022, we incurred interest expense of $30.1 million and $15.6 million, respectively. Interest expense increased due to an increase in the weighted average interest rate on amounts outstanding under the Credit Facility. For the years ending December 31, 2023 and 2022, the borrowings under the Credit Facility had a weighted average interest rate of 6.84% and 3.42%, respectively. For the years ended December 31, 2023 and 2022, the average amount outstanding under the Credit Facility was $425.0 million.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $126.6 million for the year ended December 31, 2023 compared to $156.8 million for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was 15.4% compared to 15.9% for the year ended December 31, 2022. Our effective income tax rate reflects the amount of earnings or losses generated in the jurisdictions in which we operate, the applicable tax rates and regulations in those jurisdictions, and the impact of discrete items. For the year ended December 31, 2023, income tax expense includes $5.3 million of net expense associated with prior year tax returns and a $2.7 million net benefit for the deferred tax asset recognized for unrealized losses on the investment portfolios of Essent Group and Essent Re upon the enactment of the Bermuda Corporate Income Tax. See Note 12 to our consolidated financial statements.

At December 31, 2023 and 2022, we concluded that it was more likely than not that our deferred tax assets would be realized.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 have been omitted. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 17, 2023.

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

As of December 31, 2023, we had substantial liquidity with cash of $141.8 million, short-term investments of $928.7 million and fixed maturity investments of $4.3 billion. We also had $400 million of available capacity under the revolving credit component of our Credit Facility, with $425 million of term borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $693.5 million at December 31, 2023. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at December 31, 2023.

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

•increase in expected claim payments related to our mortgage insurance or title insurance portfolios; or

•increase in operating expenses.

Our U.S. mortgage insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At December 31, 2023, Essent Guaranty, had unassigned surplus of approximately $298.8 million and Essent Guaranty of PA, Inc. had unassigned surplus of approximately $15.0 million. As of January 1, 2024, Essent Guaranty has dividend capacity of $298.8 million and Essent PA has dividend capacity of $5.4 million.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2023, Essent Re had total equity of $1.8 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. At December 31, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net cash provided by operating activities	$763,001	$588,817	$709,256
Net cash used in investing activities	(525,569)	(398,872)	(583,167)
Net cash used in financing activities	(176,885)	(190,196)	(147,428)
Net (decrease) increase in cash	$60,547	$(251)	$(21,339)

Operating Activities

Cash flow provided by operating activities totaled $763.0 million for the year ended December 31, 2023, as compared to $588.8 million for the year ended December 31, 2022 and $709.3 million for the year ended December 31, 2021. The increase in cash flow from operations of $174.2 million in 2023 compared to 2022 was primarily due to an increase in prepayments, a component of other assets, in the year ended December 31, 2022 and increases in net premiums written and investment income partially offset by an increase in operating expenses paid in the year ended December 31, 2023. The decrease in cash flow from operations of $120.4 million in 2022 compared to 2021 was primarily due to increases in other assets and accounts receivable, as well as income tax payments.

Investing Activities

Cash flow used in investing activities totaled $525.6 million for the year ended December 31, 2023 and totaled $398.9 million for the year ended December 31, 2022 and primarily related to investing cash flows from the business in both years. Cash flow used in investing activities totaled $583.2 million for the year ended December 31, 2021 and primarily related to investing cash flows from the business and net increased borrowings under the Credit Facility.

Financing Activities

Cash flow used in financing activities totaled $176.9 million, $190.2 million and $147.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. In each year, cash flows used in financing activities primarily related to the repurchases of common shares as part of our share repurchase plan, quarterly cash dividends paid and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow used in financing activities for the year ended December 31, 2021 were partially offset by net increased borrowings under the Credit Facility.

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

During the year ended December 31, 2023, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. totaling $295.0 million. During the year ended December 31, 2023, Essent US Holdings made capital contributions totaling $38.1 million to its title insurance subsidiary.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2018 through December 31, 2019 and August 1, 2020 through June 30, 2023. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. Effective January 1, 2024, Essent Guaranty entered into an excess of loss arrangement with a panel of reinsurers that covers policies issued from July 1, 2023 through December 31, 2023.

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

The following tables summarizes Essent Guaranty's QSR agreements as of December 31, 2023:

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

Our combined risk-to-capital calculation for our U.S. insurance subsidiaries as of December 31, 2023 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,058,160
Contingency reserves	2,317,957
Combined statutory capital	$3,376,117
Combined net risk in force	$34,549,500
Combined risk-to-capital ratio	10.2:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW under through December 31, 2020 and 35% of Essent Guaranty's NIW after December 31, 2020. During the year ended December 31, 2023 Essent Re paid dividends totaling $60 million to Essent Group. During the year ended December 31, 2022, Essent Re paid no dividends to Essent Group and Essent Group made no capital contributions to Essent Re. As of December 31, 2023, Essent Re had total stockholders’ equity of $1.8 billion and net risk in force of $22.0 billion.

Financial Strength Ratings

The insurer financial strength ratings of Essent Guaranty, our principal mortgage insurance subsidiary, are A3 with a stable outlook by Moody's, A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. On January 8, 2024, S&P upgraded its financial strength ratings of each of Essent Guaranty and Essent Re from BBB+ to A- with a stable outlook.

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

As of December 31, 2023, Essent Guaranty's Available Assets were $3.38 billion or 170% of its Minimum Required Assets were $1.99 billion based on our interpretation of the PMIERs.

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

Financial Condition

Stockholders' Equity

As of December 31, 2023, stockholders’ equity was $5.1 billion compared to $4.5 billion as of December 31, 2022. Stockholders' equity increased primarily due to net income generated in 2023 and a decrease in accumulated other comprehensive loss related to a decrease in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.

Investments

As of December 31, 2023, investments totaled $5.5 billion compared to $5.0 billion as of December 31, 2022. In addition, our total cash was $141.8 million as of December 31, 2023, compared to $81.2 million as of December 31, 2022. The increase in investments was primarily due to investing net cash flows from operations during the year ended December 31, 2023 and a decrease in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$996,382	18.9%	$556,438	11.7%
U.S. agency securities	7,195	0.1	49,058	1.0
U.S. agency mortgage-backed securities	821,346	15.6	783,743	16.5
Municipal debt securities(1)	547,258	10.5	602,690	12.8
Non-U.S. government securities	67,447	1.3	62,399	1.3
Corporate debt securities(2)	1,297,055	24.7	1,414,321	29.8
Residential and commercial mortgage securities	517,940	9.8	511,824	10.8
Asset-backed securities	564,995	10.7	624,561	13.2
Money market funds	444,121	8.4	136,591	2.9
Total Investments Available for Sale	$5,263,739	100.0%	$4,741,625	100.0%

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.4%	79.0%
General obligation bonds	18.6	20.9
Tax allocation bonds	—	0.1
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	42.0%	40.5%
Consumer, Non-Cyclical	15.9	17.9
Industrial	8.1	6.8
Communications	7.2	8.4
Consumer, Cyclical	7.1	6.8
Utilities	6.3	6.1
Technology	6.2	4.9
Energy	4.7	6.4
Basic Materials	2.5	2.1
Government	—	0.1
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,561,363	53.2%	$2,122,599	46.2%
Aa1	104,474	2.2	111,262	2.4
Aa2	291,501	6.0	325,241	7.1
Aa3	208,882	4.3	232,500	5.0
A1	377,188	7.8	396,095	8.6
A2	329,423	6.8	410,163	8.9
A3	253,081	5.3	268,928	5.8
Baa1	220,901	4.6	236,793	5.1
Baa2	226,449	4.7	221,308	4.8
Baa3	166,121	3.4	187,117	4.1
Below Baa3	80,235	1.7	93,028	2.0
Total (2)	$4,819,618	100.0%	$4,605,034	100.0%
_______________________________________________________________________________
(1)Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.
(2)Excludes $444,121 and $136,591 of money market funds at December 31, 2023 and December 31, 2022, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2023		December 31, 2022
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,892,074	35.9%	$1,245,839	26.3%
1 to < 2 Years	371,583	7.1	534,038	11.3
2 to < 3 Years	538,775	10.2	511,701	10.8
3 to < 4 Years	402,668	7.6	525,683	11.1
4 to < 5 Years	376,722	7.2	400,540	8.4
5 or more Years	1,681,917	32.0	1,523,824	32.1
Total Investments Available for Sale	$5,263,739	100.0%	$4,741,625	100.0%

Top Ten Investments Available for Sale Holdings

	December 31, 2023
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury 0.000% 04/18/2024	$66,405	$66,396	$9	Aaa
2	US Treasury 0.000% 07/11/2024	55,360	55,240	120	Aaa
3	US Treasury 2.875% 06/15/2025	40,340	41,058	(718)	A2
4	US Treasury 0.000% 08/08/2024	34,100	34,021	79	Aaa
5	US Treasury 1.500% 08/15/2026	31,822	34,300	(2,478)	Aaa
6	US Treasury 0.000% 06/23/2024	29,381	29,369	12	Aaa
7	GNMA 30 Year Platinum 6.000% 11/20/2053	29,116	29,118	(2)	Aaa
8	US Treasury 0.000% 09/05/2024	28,716	28,631	85	Aaa
9	FHLMC 30 Year UMBS 5.500% 11/01/2052	27,827	28,321	(494)	Aaa
10	US Treasury 0.250% 05/31/2025	24,117	25,596	(1,479)	Aaa
Total		$367,184	$372,050	$(4,866)
Percent of Investments Available for Sale		7.0%
_______________________________________________________________________________
(1)As of December 31, 2023, for securities in unrealized loss positions, management believes decline in fair values are principally associated with the changes in the interest rate environment subsequent to their purchase. Also, see Note 3 to our consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables includes municipal securities for states that represent more than 10% of the total municipal bond position as of December 31, 2023:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	$9,181	$10,833	A1
California (State Of)	8,921	8,994	Aa2
Los Angeles Unified School District/CA	6,872	7,271	Aa3
San Joaquin Hills Transportation Corridor Agency	6,529	7,725	A1
Anaheim California Public Filing Authority	5,957	7,725	A1
California State Muni Financial Authority	5,564	7,725	A1
Golden State Tobacco Securitization Corp	3,996	5,030	Aa3
Airport Commission Of The City And County Of San Francisco	3,797	3,619	A1
Carson California	3,471	4,388	Aa3
San Jose Unified School District	3,271	4,090	Aaa
California Municipal Financial Authority Environmental Impt	3,098	3,740	Aa3
Tuolumne Wind Project Authority	3,045	3,037	A2
County of Kern CA	2,744	2,743	A1
Chabot-Las Positas Community College District	2,633	2,708	Aa2
Port Oakland California	2,446	2,479	A1
City Of Inglewood CA	2,322	3,113	Aa2
City of Monterey Park CA	2,185	2,969	Aa2
Riverside County California	2,127	2,250	Aa2
California Health Facs Fing Auth	2,039	2,091	Aa3
City of San Francisco CA Public Utilities Commission Water Revenue	2,020	2,330	Aa2
Foothill-Eastern Transportation Corridor Agency	1,758	2,350	A1
Bay Area Water Supply & Conservation Agency	1,667	1,686	Aa3
Riverside County Transportation Commission	1,351	1,665	A2
Regents Of The University Of California	1,304	1,360	Aa3
University Of California	1,257	1,284	Aa2
Torrance California Junction Powers Filing Authority	1,144	1,238	Aa2
El Cajon Calif	985	1,282	Aa2
El Monte Calif	872	1,000	Aa2
Alameda Corridor Transportation Authority California	817	856	A3
Cathedral City Redevelopment Agency Successor Agency	709	707	Aa2
Pomona California Redevelopment Agency	685	700	Aa2
California Statewide Community Cev Authority	538	725	A1
Sacramento County California	490	484	A1
California County California Tobacco Securitization	433	470	A3
California State University	226	250	Aa2
Oxnard Calif Un High Sch Dist	218	250	Aa2
Los Angeles Department Of Airports Los Angeles International Air	208	209	Aa3
San Jose California Filing Authority	173	205	Aa2
Riverside California Pension Obligatory	153	155	Aa2
Compton California	117	114	Aa3
Los Angeles California Municipal Improvement Corp	94	110	Aa3
	$97,417	$111,960
_______________________________________________________________________________
(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority	$13,365	$13,791	Aa2
Dormitory Authority Of State Of New York	9,508	9,682	Aa1
Triborough Bridge & Tunnel Authority	9,233	9,811	Aa3
City of New York NY	7,160	7,051	Aa1
New York State Urban Development Corp	6,523	6,777	A3
Port Authority Of New York And New Jersey	5,316	5,960	Aa1
Monroe County N Y Individual Development Corp	3,547	3,238	Aa3
Metropolitan Transportation Authority	3,176	3,319	Aa1
New York City Municipal Water Finance Authority	3,092	2,920	Aa3
City of Yonkers NY	2,170	2,284	A1
New York Transportation Development Corp	2,121	2,180	A3
Long Island Power Authority	1,662	1,644	A1
New York State Thruway Authority	1,307	1,285	A2
New York (State Of)	712	791	Aa3
Nassau County NY	274	269	Aa2
	$69,166	$71,002
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

Material Cash Requirement from Known Contractual and Other Obligations

As of December 31, 2023, the approximate future cash requirements from known contractual and other obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facility borrowings	$425,000	$—	$425,000	$—	$—
Estimated loss and LAE payments (1)	260,095	84,307	129,321	46,265	202
Operating lease obligations	48,429	5,303	9,785	8,118	25,223
Unfunded investment commitments (2)	115,700	115,700	—	—	—
Total	$849,224	$205,310	$564,106	$54,383	$25,425
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

We lease office space in Pennsylvania, Missouri, North Carolina, New York, Virginia and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2024 under the non-cancelable sublease.

Off-Balance Sheet Arrangements

Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of December 31, 2023, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 5 to our consolidated financial statements for additional information.

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

Mortgage Insurance Premium Revenue Recognition

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

An investment security is impaired if the fair value of the security is less than its amortized cost basis. Under the current guidance we determine whether the impairment has resulted from a credit loss or other factors. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses, up to the amount of the impairment when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis. Under the previous other-than-temporary impairment model for available-for-sale investment securities, a security impairment was deemed other-than-temporary if we either intend to sell the security, or it was more likely than not that we would be required to sell the security before recovery or we did not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended

December 31, 2023, 2022 and 2021, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer was current on its scheduled interest and principal payments. We recorded impairments of $0.2 million and $12.7 million in the years ended December 31, 2023 and 2022, respectively. The impairments resulted from our intent to sell these securities subsequent to the reporting date. There were no impairments in the year ended December 31, 2021.

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

At December 31, 2023, the effective duration of our investments available for sale was 3.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.4% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Auditor Firm ID: 238)	81
Consolidated Balance Sheets	83
Consolidated Statements of Comprehensive Income	84
Consolidated Statements of Changes in Stockholders' Equity	85
Consolidated Statements of Cash Flows	86
Notes to Consolidated Financial Statements	87
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2023	119
Schedule II—Condensed Financial Information of Registrant at December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023	120
Schedule IV—Reinsurance for the years ended December 31, 2023, 2022 and 2021	124

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the acquisition of its title operations (Title) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Title from our audit of internal control over financial reporting. Title comprises wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 3 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Valuation of the Mortgage Insurance Reserve for Losses and Loss Adjustment Expenses

As described in Note 6 to the consolidated financial statements, reserves from the mortgage insurance operating segment make up a significant portion of the total recorded reserve for losses and loss adjustment expenses of $260 million as of December 31, 2023, and are based on management’s best estimate of ultimate claim costs for defaulted loans. Upon notification that a borrower has defaulted, management considers internal and third-party information and models to determine the likelihood that a default will reach claim status and projects the amount that the Company will pay if a default becomes a claim. Management’s estimates of claim rates and claim sizes will be influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and management’s best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of the Company’s insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

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
February 15, 2024

We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2023	2022
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2023 — $4,658,168; 2022 — $4,932,574)	$4,335,008	$4,489,598
Short-term investments available for sale, at fair value (amortized cost: 2023 — $928,562; 2022 — $252,282)	928,731	252,027
Total investments available for sale	5,263,739	4,741,625
Other invested assets	277,226	257,941
Total investments	5,540,965	4,999,566
Cash	141,787	81,240
Accrued investment income	35,689	33,162
Accounts receivable	63,266	57,399
Deferred policy acquisition costs	9,139	9,910
Property and equipment (at cost, less accumulated depreciation of $71,168 in 2023 and $67,352 in 2022)	41,304	19,571
Prepaid federal income tax	470,646	418,460
Goodwill and intangible assets, net	72,826	—
Other assets	51,051	104,489
Total assets	$6,426,673	$5,723,797

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$260,095	$216,464
Unearned premium reserve	140,285	162,887
Net deferred tax liability	362,753	356,810
Credit facility borrowings (at carrying value, less unamortized deferred costs of $3,080 in 2023 and $4,136 in 2022)	421,920	420,864
Other accrued liabilities	139,070	104,463
Total liabilities	1,324,123	1,261,488
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 106,597 shares in 2023 and 107,683 shares in 2022	1,599	1,615
Additional paid-in capital	1,299,869	1,350,377
Accumulated other comprehensive income (loss)	(280,496)	(382,790)
Retained earnings	4,081,578	3,493,107
Total stockholders' equity	5,102,550	4,462,309
Total liabilities and stockholders' equity	$6,426,673	$5,723,797

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Revenues:
Net premiums written	$894,282	$820,029	$807,492
Decrease in unearned premiums	22,624	22,498	65,051
Net premiums earned	916,906	842,527	872,543
Net investment income	186,139	124,409	88,765
Realized investment (losses) gains, net	(7,204)	(13,172)	418
Income (loss) from other invested assets	(11,118)	28,676	56,386
Other income	25,036	18,384	10,398
Total revenues	1,109,759	1,000,824	1,028,510

Losses and expenses:
(Benefit) provision for losses and LAE	31,542	(174,704)	31,057
Other underwriting and operating expenses	200,431	171,733	166,857
Premiums retained by agents	24,650	—	—
Interest expense	30,137	15,608	8,282
Total losses and expenses	286,760	12,637	206,196

Income before income taxes	822,999	988,187	822,314
Income tax expense	126,613	156,834	140,531
Net income	$696,386	$831,353	$681,783

Earnings per share:
Basic	$6.56	$7.75	$6.13
Diluted	6.50	7.72	6.11

Weighted average shares outstanding:
Basic	106,222	107,205	111,164
Diluted	107,129	107,653	111,555

Net income	$696,386	$831,353	$681,783

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $17,944 in 2023, $(75,013) in 2022 and $(15,477) in 2021	102,294	(433,497)	(87,567)
Total other comprehensive income (loss)	102,294	(433,497)	(87,567)
Comprehensive income	$798,680	$397,856	$594,216

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31,
(In thousands)	2023	2022	2021
Common Shares
Balance, beginning of year	$1,615	$1,641	$1,686
Issuance of management incentive shares	9	9	9
Cancellation of treasury stock	(25)	(35)	(54)
Balance, end of year	1,599	1,615	1,641
Additional Paid-In Capital
Balance, beginning of year	1,350,377	1,428,952	1,571,163
Dividends and dividend equivalents declared	1,700	932	755
Issuance of management incentive shares	(9)	(9)	(9)
Stock-based compensation expense	18,446	18,381	20,844
Cancellation of treasury stock	(70,645)	(97,879)	(163,801)
Balance, end of year	1,299,869	1,350,377	1,428,952
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(382,790)	50,707	138,274
Other comprehensive (loss) income	102,294	(433,497)	(87,567)
Balance, end of year	(280,496)	(382,790)	50,707
Retained Earnings
Balance, beginning of year	3,493,107	2,754,814	2,151,510
Net income	696,386	831,353	681,783
Dividends and dividend equivalents declared	(107,915)	(93,060)	(78,479)
Balance, end of year	4,081,578	3,493,107	2,754,814
Treasury Stock
Balance, beginning of year	—	—	—
Treasury stock acquired	(70,670)	(97,914)	(163,855)
Cancellation of treasury stock	70,670	97,914	163,855
Balance, end of year	—	—	—
Total Stockholders' Equity	$5,102,550	$4,462,309	$4,236,114

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating Activities
Net income	$696,386	$831,353	$681,783
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	7,204	13,172	(418)
(Income) loss from other invested assets	11,118	(28,676)	(56,386)
Distribution of income from other invested assets	7,440	14,105	25,730
Depreciation and amortization	4,525	3,024	3,379
Stock-based compensation expense	18,446	18,381	20,844
Amortization of premium on investment securities	14,899	18,347	33,739
Deferred income tax provision (benefit)	(13,246)	58,168	84,022
Change in:
Accrued investment income	(2,527)	(6,616)	(6,598)
Accounts receivable	(2,070)	(11,211)	3,337
Deferred policy acquisition costs	771	2,268	4,827
Prepaid federal income tax	(52,186)	(57,650)	(58,174)
Other assets	62,976	(50,333)	(3,948)
Reserve for losses and LAE	29,017	(190,981)	32,504
Unearned premium reserve	(22,624)	(22,498)	(65,051)
Other accrued liabilities	2,872	(2,036)	9,666
Net cash provided by operating activities	763,001	588,817	709,256
Investing Activities
Net change in short-term investments	(655,596)	61,060	413,773
Purchase of investments available for sale	(1,116,120)	(1,378,231)	(2,270,701)
Proceeds from maturities and paydowns of investments available for sale	664,239	247,296	266,930
Proceeds from sales of investments available for sale	707,544	747,883	1,067,882
Purchase of other invested assets	(40,038)	(74,620)	(67,397)
Return of investment from other invested assets	5,165	1,721	8,844
Net cash paid in acquisition	(86,761)	—	—
Purchase of property and equipment	(4,002)	(3,981)	(2,498)
Net cash used in investing activities	(525,569)	(398,872)	(583,167)
Financing Activities
Credit facility borrowings	—	—	225,000
Credit facility repayments	—	—	(125,000)
Treasury stock acquired	(70,670)	(97,914)	(163,855)
Payment of issuance costs for credit facility	—	(154)	(5,849)
Dividends paid	(106,215)	(92,128)	(77,724)
Net cash used in financing activities	(176,885)	(190,196)	(147,428)
Net (decrease) increase in cash	60,547	(251)	(21,339)
Cash at beginning of year	81,240	81,491	102,830
Cash at end of year	$141,787	$81,240	$81,491
Supplemental Disclosure of Cash Flow Information
Income tax payments	$(139,710)	$(98,006)	$(55,799)
Interest payments	(28,574)	(13,595)	(6,951)

Noncash Transactions
Repayment of borrowings with term loan proceeds	—	—	(225,000)
Operating lease liabilities arising from obtaining right-of-use assets	$23,705	$10,035	$15

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

Essent Guaranty reinsures new insurance written ("NIW") to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3B Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided for Essent Guaranty's NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. In accordance with certain state law requirements, Essent Guaranty also reinsures that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate domiciled in the state of Pennsylvania.

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

The Company operates as a single segment for reporting purposes as substantially all business operations, assets and liabilities relate to the private mortgage insurance business. The acquired Title operations represent an operating segment that does not meet the quantitative thresholds to be considered a reportable segment as of December 31, 2023.

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

Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method of accounting or fair value using net asset value (or its equivalent) as a practical expedient, with changes in value reported in income from other invested assets. In applying the equity method or fair value using net asset value (or its equivalent) as a practical expedient, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the partnership or changes in fair value. We have elected to classify distributions received from these investments using the cumulative earnings approach for purposes of classification in the statements of cash flows. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2023		2022
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$4,244	$(2,463)	$2,809	$(2,249)
Office equipment	1,672	(982)	1,012	(894)
Computer hardware	12,556	(11,273)	11,125	(10,607)
Purchased software	40,266	(39,271)	39,015	(38,358)
Costs of internal-use software	13,785	(12,593)	14,683	(11,332)
Leasehold improvements	7,708	(4,586)	5,171	(3,912)
Total	$80,231	$(71,168)	$73,815	$(67,352)

Deferred Policy Acquisition Costs

We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $2.6 million, $3.6 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of deferred policy acquisition costs totaled $4.4 million, $5.8 million and $10.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.

Insurance Premium Revenue Recognition

Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for 96% of earned premium in 2023. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $6.3 million and $20.8 million of earned premium related to policy cancellations for the years ended December 31, 2023 and 2022, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.

Revenues from title policies issued by agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.

A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2023 one lender represented approximately 15% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Reserve for Losses and Loss Adjustment Expenses

We establish mortgage insurance reserves for losses based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC No. 944, in accordance with industry practice. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loans are classified as in default when the borrower has missed two consecutive payments. Once we are notified that a borrower has defaulted, we will consider internal and third-party information and models, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. In addition, we will project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on this information, at each reporting date we determine our best estimate of loss reserves at a given point in time. Included in loss reserves are reserves for incurred but not reported ("IBNR") claims. IBNR reserves represent our estimated unpaid losses on loans that are in default, but have not yet been reported to us as delinquent by our customers. We will also establish reserves for associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Establishing reserves is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of our insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

We provide for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance premiums and escrow fees. We estimate and reassess the loss provision rate quarterly to ensure that the resulting IBNR loss reserve and known claims reserve included in our consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims.

Premium Deficiency Reserve

We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2023 and 2022, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.

Derivative Instruments

Derivative instruments, including embedded derivative instruments, are recognized at fair value in the consolidated balance sheets. The amount of monthly reinsurance premiums ceded under our reinsurance contracts will fluctuate due to changes in one-month SOFR and changes in money market rates. As the reinsurance premium will vary based on changes in these rates, we concluded that these reinsurance agreements contain embedded derivatives that are accounted for separately like freestanding derivatives.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU requires that public entities disclose significant expense categories and amounts for each reportable segment, which are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker (CODM) and 2) included in a segment’s reported measures of profit or loss. Public entities must also disclose an amount for “other segment items,” representing the difference between 1) segment revenue less significant segment expenses and 2) the reportable segment’s profit or loss measures. A description of the composition of “other segment items” also is required as well as the title and position of the CODM and entities must explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU also requires interim disclosure of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280. It also clarifies that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that the ASU will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid, including taxes paid by jurisdiction. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, with early adoption permitted. The Company is currently evaluating the impact that the ASU will have on our consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments

Investments available for sale consist of the following:

December 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,014,076	$1,434	$(19,128)	$996,382
U.S. agency securities	7,199	—	(4)	7,195
U.S. agency mortgage-backed securities	922,907	438	(101,999)	821,346
Municipal debt securities (1)	585,047	6,660	(44,449)	547,258
Non-U.S. government securities	77,516	—	(10,069)	67,447
Corporate debt securities (2)	1,380,533	4,425	(87,903)	1,297,055
Residential and commercial mortgage securities	571,163	286	(53,509)	517,940
Asset-backed securities	584,168	203	(19,376)	564,995
Money market funds	444,121	—	—	444,121
Total investments available for sale	$5,586,730	$13,446	$(336,437)	$5,263,739

December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$584,173	$341	$(28,076)	$556,438
U.S. agency securities	49,059	7	(8)	49,058
U.S. agency mortgage-backed securities	898,675	258	(115,190)	783,743
Municipal debt securities (1)	661,934	2,010	(61,254)	602,690
Non-U.S. government securities	69,651	—	(7,252)	62,399
Corporate debt securities (2)	1,546,513	1,195	(133,387)	1,414,321
Residential and commercial mortgage securities	577,915	390	(66,481)	511,824
Asset-backed securities	660,345	72	(35,856)	624,561
Money market funds	136,591	—	—	136,591
Total investments available for sale	$5,184,856	$4,273	$(447,504)	$4,741,625
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2023	2022
Special revenue bonds	81.4%	79.0%
General obligation bonds	18.6	20.9
Tax allocation bonds	—	0.1
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2023	2022
Financial	42.0%	40.5%
Consumer, Non-Cyclical	15.9	17.9
Industrial	8.1	6.8
Communications	7.2	8.4
Consumer, Cyclical	7.1	6.8
Utilities	6.3	6.1
Technology	6.2	4.9
Energy	4.7	6.4
Basic Materials	2.5	2.1
Government	—	0.1
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments available for sale at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$646,598	$645,280
Due after 1 but within 5 years	313,901	301,424
Due after 5 but within 10 years	39,156	36,194
Due after 10 years	14,421	13,484
Subtotal	1,014,076	996,382
U.S. agency securities:
Due in 1 year	7,199	7,195
Due after 1 but within 5 years	—	—
Subtotal	7,199	7,195
Municipal debt securities:
Due in 1 year	2,139	2,121
Due after 1 but within 5 years	82,614	80,349
Due after 5 but within 10 years	138,354	130,186
Due after 10 years	361,940	334,602
Subtotal	585,047	547,258
Non-U.S. government securities:
Due in 1 year	—	—
Due after 1 but within 5 years	36,715	35,362
Due after 5 but within 10 years	5,530	4,520
Due after 10 years	35,271	27,565
Subtotal	77,516	67,447
Corporate debt securities:
Due in 1 year	176,918	175,145
Due after 1 but within 5 years	472,817	453,496
Due after 5 but within 10 years	581,238	543,115
Due after 10 years	149,560	125,299
Subtotal	1,380,533	1,297,055
U.S. agency mortgage-backed securities	922,907	821,346
Residential and commercial mortgage securities	571,163	517,940
Asset-backed securities	584,168	564,995
Money market funds	444,121	444,121
Total investments available for sale	$5,586,730	$5,263,739

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of realized investment (losses) gains, net on the consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Realized gross gains	$1,219	$14,420	$4,044
Realized gross losses	8,246	14,864	3,626
Impairment loss	177	12,728	—

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,398	$(1,075)	$355,921	$(18,053)	$495,319	$(19,128)
U.S. agency securities	5,572	(2)	1,623	(2)	7,195	(4)
U.S. agency mortgage-backed securities	129,359	(1,616)	654,018	(100,383)	783,377	(101,999)
Municipal debt securities	59,301	(987)	297,039	(43,462)	356,340	(44,449)
Non-U.S. government securities	—	—	67,447	(10,069)	67,447	(10,069)
Corporate debt securities	119,764	(733)	905,606	(87,170)	1,025,370	(87,903)
Residential and commercial mortgage securities	31,936	(999)	459,789	(52,510)	491,725	(53,509)
Asset-backed securities	65,195	(347)	459,324	(19,029)	524,519	(19,376)
Total	$550,525	$(5,759)	$3,200,767	$(330,678)	$3,751,292	$(336,437)

	Less than 12 months		12 months or more		Total
December 31, 2022 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$321,848	$(12,381)	$169,795	$(15,695)	$491,643	$(28,076)
U.S. agency securities	7,117	(8)	—	—	$7,117	$(8)
U.S. agency mortgage-backed securities	351,310	(34,193)	415,743	(80,997)	767,053	(115,190)
Municipal debt securities	335,784	(41,620)	64,766	(19,634)	400,550	(61,254)
Non-U.S. government securities	48,071	(2,914)	14,328	(4,338)	62,399	(7,252)
Corporate debt securities	811,217	(69,415)	421,307	(63,972)	1,232,524	(133,387)
Residential and commercial mortgage securities	265,934	(22,628)	242,366	(43,853)	508,300	(66,481)
Asset-backed securities	333,080	(15,454)	258,572	(20,402)	591,652	(35,856)
Total	$2,474,361	$(198,613)	$1,586,877	$(248,891)	$4,061,238	$(447,504)

At December 31, 2023 and 2022, we held 2,256 and 2,578 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at December 31, 2023 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that 98% of the securities at December 31, 2023 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $0.2 million and $12.7 million in the years ended December 31, 2023 and 2022, respectively. The impairments resulted from our intent to sell these securities subsequent to a reporting date. There were no impairments in the year ended December 31, 2021.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company's other invested assets at December 31, 2023 and December 31, 2022 totaled $277.2 million and $257.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

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

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $137.8 million as of December 31, 2023. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At December 31, 2023, maximum future funding commitments were $47.7 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next two to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.2 million at December 31, 2023 and $9.1 million at December 31, 2022. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1,060.0 million at December 31, 2023 and $972.4 million at December 31, 2022. Essent Guaranty is required to maintain assets on deposit in connection with its fully collateralized reinsurance agreements (see Note 5). The fair value of the assets on deposit was $5.1 million at December 31, 2023 and $8.6 million at December 31, 2022. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.2 million at December 31, 2023 and $9.1 million at December 31, 2022.

Net investment income consists of:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Fixed maturities	$178,829	$129,530	$94,117
Short-term investments	13,651	2,319	171
Gross investment income	192,480	131,849	94,288
Investment expenses	(6,341)	(7,440)	(5,523)
Net investment income	$186,139	$124,409	$88,765

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2023	2022
Premiums receivable	$51,851	$46,228
Other receivables	11,415	11,171
Total accounts receivable	63,266	57,399
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$63,266	$57,399
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

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net premiums written:
Direct	$1,028,781	$927,702	$918,406
Ceded (1)	(134,499)	(107,673)	(110,914)
Net premiums written	$894,282	$820,029	$807,492

Net premiums earned:
Direct	$1,051,405	$950,200	$983,457
Ceded (1)	(134,499)	(107,673)	(110,914)
Net premiums earned	$916,906	$842,527	$872,543
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of December 31, 2023:

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

Total RIF ceded under these QSR agreements was $8.1 billion as of December 31, 2023.

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

Effective June 1, 2022, Essent Guaranty entered into a reinsurance agreement with a panel of reinsurers that provides excess of loss coverage on new insurance written from October 1, 2021 through December 31, 2022. For the reinsurance coverage period, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panel will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. Essent Guaranty has also entered into reinsurance agreements with panels of reinsurers that provide aggregate excess of loss coverage immediately above or pari-passu to the coverage provided by certain Radnor Re Transactions. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate these reinsurance agreements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of December 31, 2023:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2020-1	Jan. 2019 - Aug. 2019	6,887,869	1,797,683	2,350	213,230	January 25, 2027
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	31,673,378	8,233,067	309,199	278,638	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	35,958,961	9,735,395	339,890	279,051	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	31,520,927	8,522,229	231,142	303,324	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	30,639,242	8,380,934	281,462	281,463	July 25, 2028
Total		$136,680,377	$36,669,308	$1,164,043	$1,355,706

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of December 31, 2023:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention		Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	5,503,086	1,441,695	76,144	245,894		February 25, 2026
XOL 2020-1	Jan. 2019 - Dec. 2019	6,887,869	1,797,683	36,403	213,143	(1)	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	70,477,115	19,058,430	141,992	506,183		January 1, 2030
Total		$82,868,070	$22,297,808	$254,539	$965,220

(1) First layer retention shown is ILN retention level as a result of overlapping coverage within the vintage.

During the year ended December 31, 2023, Radnor Re 2019-1 and Radnor Re 2020-1 retired approximately 100% and 99%, respectively of their outstanding notes through tender offers made by these special purpose insurers. Effective January 1, 2024, Essent Guaranty entered into an excess of loss arrangement with a panel of reinsurers that covers policies issued from July 1, 2023 through December 31, 2023.

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

most significantly affect their economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits that could be potentially significant to these entities, the Radnor Re entities are not consolidated in these financial statements.

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of December 31, 2023:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2020-1 Ltd.	2,350	13	1	14
Radnor Re 2021-1 Ltd.	309,199	(4,955)	53	(4,902)
Radnor Re 2021-2 Ltd.	339,890	(5,212)	84	(5,128)
Radnor Re 2022-1 Ltd.	231,142	600	67	667
Radnor Re 2023-1 Ltd.	281,462	478	93	571
Total	$1,164,043	$(9,076)	$298	$(8,778)

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

Note 6. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

(In thousands)	2023	2022	2021
Reserve for losses and LAE at beginning of year	$216,464	$407,445	$374,941
Less: Reinsurance recoverables	14,618	25,940	19,061
Net reserve for losses and LAE at beginning of year	201,846	381,505	355,880
Net reserves acquired during the period	14,049	—	—
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	141,191	99,372	97,256
Prior years	(109,649)	(274,076)	(66,199)
Net incurred losses and LAE during the current year	31,542	(174,704)	31,057
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	694	224	388
Prior years	10,752	4,731	5,044
Net loss and LAE payments during the current year	11,446	4,955	5,432
Net reserve for losses and LAE at end of year	235,991	201,846	381,505
Plus: Reinsurance recoverables	24,104	14,618	25,940
Reserve for losses and LAE at end of year	$260,095	$216,464	$407,445

For the year ended December 31, 2023, $10.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $109.6 million favorable prior year development during the year ended December 31, 2023. Reserves remaining as of December 31, 2023 for prior years are $81.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2022, $4.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $274.1 million favorable prior year development during the year ended December 31, 2022. Reserves remaining as of December 31, 2022 for prior years were $102.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims. During the year ended December 31, 2023, we acquired $14.0 million of reserves, excluding $0.1 million of reinsurance recoverables, in connection with the acquisition of our title insurance operations.

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

Based on the fiscal stimulus, forbearance programs and the foreclosure moratoriums put in place and the credit characteristics of the defaulted loans, we expected the ultimate number of Early COVID Defaults that result in claims would be less than our historical default-to-claim experience. Accordingly, we recorded a reserve equal to approximately 7% of the initial risk in force for the Early COVID Defaults. The reserve for the Early COVID Defaults had not been adjusted as of December 31, 2021. As of March 31, 2022, the defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our 7% estimate of ultimate loss for these defaults. Based on cure activity through March 31, 2022 and our expectations for future cure activity, we lowered our estimate of ultimate loss for the Early COVID Defaults from 7% to 4% of the initial risk in force. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. As of December 31, 2023, approximately 99% of the Early COVID Defaults had cured. Due to the level of Early COVID Defaults remaining in the default inventory, during the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. The transition of defaults to foreclosure or claim has not returned to pre-pandemic levels. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.

The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated mortgage interest rates on home sale activity, housing inventory and home prices.

The following table summarizes mortgage insurance incurred loss and allocated loss adjustment expense development, net of reinsurance, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

information about incurred loss development for the years ended December 31, 2014 to 2022 is presented as supplementary information.

	Incurred Loss and Allocated LAE, For the Years Ended December 31,										As of December 31, 2023
(In thousands)											Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$6,877	$4,312	$3,323	$2,984	$2,930	$2,897	$2,882	$2,869	$2,870	$2,870	$1	103
2015		14,956	9,625	8,893	8,439	8,461	8,323	8,410	8,434	8,435	7	232
2016			21,889	11,890	9,455	9,219	8,972	8,614	8,861	8,709	12	286
2017				38,178	16,261	12,202	11,488	11,249	11,550	11,196	34	403
2018					36,438	23,168	19,536	17,402	1,724	16,535	123	576
2019						50,562	39,085	23,649	24,223	19,455	370	626
2020							317,516	269,410	53,045	23,297	1,178	551
2021								97,526	38,551	16,567	1,028	415
2022									99,372	48,593	3,414	1,648
2023										138,617	10,792	12,342
Total										$294,274

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2023.

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2014 through 2022 is presented as supplementary information.

(In thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$138	$1,587	$2,463	$2,787	$2,897	$2,882	$2,867	$2,856	$2,856	$2,856
2015		544	3,610	6,960	7,535	7,961	8,055	8,226	8,335	8,337
2016			927	4,896	6,947	7,864	8,270	8,205	8,468	8,542
2017				633	5,370	9,156	10,257	10,536	10,620	10,704
2018					1,310	8,067	13,406	13,927	14,536	14,781
2019						1,288	8,049	10,717	12,392	14,064
2020							1,018	2,499	4,022	6,921
2021								388	856	2,916
2022									224	3,209
2023										517
Total										$72,847
All outstanding liabilities before 2014, net of reinsurance										—
Reserve for losses and LAE, net of reinsurance										$221,427

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the mortgage insurance reserve for losses and LAE at December 31, 2023:

(In thousands)	December 31, 2023
Reserve for losses and LAE, net of reinsurance	$221,427
Reinsurance recoverables on unpaid claims	24,004
Total gross reserve for losses and LAE	$245,431

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2023 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7	8	9	10

Average Payout	9%	42%	29%	11%	5%	0%	1%	0%	0%	0%

Note 7. Debt Obligations

Credit Facility

On December 10, 2021, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US
Holdings, Inc. (collectively, the "Borrowers"), entered into a third amended and restated, five-year secured credit facility with a committed capacity of $825 million (the “Credit Facility”). The Credit Facility amends and restates the three-year, secured credit facility entered into on October 14, 2020, and provides for an increase in the revolving credit facility from $300 million to $400 million. At closing, $425 million of new term loans were issued, with $225 million of the proceeds used to repay the existing term loan outstanding at Essent Group. Essent US Holdings, Inc. ("Essent Holdings") used cash to repay its $100 million existing term loan outstanding. The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at December 31, 2023 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 16). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of December 31, 2023, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Credit Facility with a weighted average interest rate of 7.11%. As of December 31, 2022, $425 million had been borrowed with a weighted average interest rate of 6.02%.

Note 8. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For each of the years ended December 31, 2023 and 2022, we paid less than $0.1 million related to remedies. As of December 31, 2023, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2023 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2023, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.

Commitments

We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to fifteen years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $32.2 million and $13.1 million as of December 31, 2023 and 2022, respectively, are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $38.0 million and $15.0 million as of December 31, 2023 and 2022, respectively, are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $5.1 million, $3.8 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents lease cost and other lease information as of and for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Lease cost:
Operating lease cost	$5,138	$3,908	$2,699
Short-term lease cost	128	—	2
Sublease income	(142)	(138)	(135)
Total lease cost	$5,124	$3,770	$2,566
Other information:
Weighted average remaining lease term - operating leases	10.6 years	6.9 years	2.8 years
Weighted average discount rate - operating leases	4.5%	3.6%	4.0%

The following table presents a maturity analysis of our lease liabilities as follows at December 31, 2023:

Year Ended December 31 (In thousands)
2024	$5,303
2025	5,543
2026	4,242
2027	4,166
2028	3,952
2029 and thereafter	25,223
Total lease payments to be paid	48,429
Less: Future interest expense	(10,445)
Present value of lease liabilities	$37,984

The maturity analysis of our lease liabilities shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2024 under the non-cancelable sublease.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Contingencies

Our title operations may occasionally be named as a defendant in claims concerning alleged errors or omissions pertaining to the issuance of title policies or the performance of escrow services. The Company assesses pending and threatened claims to determine whether losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. The Company maintains a claims reserve for potential losses related to title research and the related title policies sold by the Company as the agent. This reserve is subjective and is based on known claims and claims incurred but not yet reported to the Company. The Company monitors the claims reserve for adequacy on a quarterly basis. As of December 31, 2023 the Company had recorded a claims reserve on the Consolidated Balance Sheet of $7.7 million, which is included in other accrued liabilities.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2023	2022	2021
March 31	$0.25	$0.20	$0.16
June 30	0.25	0.21	0.17
September 30	0.25	0.22	0.18
December 31	0.25	0.23	0.19
Total dividends per common share declared and paid	$1.00	$0.86	$0.70

In February 2024, the Board of Directors declared a quarterly cash dividend of $0.28 per common share payable on March 22, 2024, to shareholders of record on March 13, 2024.

Share Repurchase Plan

In May 2021, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of its common shares in the open market by the end of 2022. During the year ended December 31, 2021, the Company repurchased 3,469,560 common shares at a cost of $157.8 million leaving $92.2 million remaining unused under the authorized repurchase plan. During the year ended December 31, 2022, the Company repurchased 2,136,961 common shares at a cost of $92.2 million, completing the May 2021 repurchase plan. In May 2022, the Board of Directors approved a new share repurchase plan that authorized the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. The Company made no share repurchases under the 2022 plan during the year ended December 31, 2022 and repurchased 1,535,368 common shares at a cost of $65.6 million in the year ended December 31, 2023. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2023 and 2022. In October 2023, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle the holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan. As of December 31, 2023, there were 3.8 million common shares available for future grant under the 2013 Plan.

In February of each year, 2018 through 2020, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards vest in three equal yearly installments commencing on March 1 of the year following the grant year. The performance-based share awards vest based upon our compounded annual book value per share growth percentage during a three-year performance period that commences on January 1 of the grant year and vest on March 1 following the end of the performance period.

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

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown. The compounded annual book value per share growth for each of the 2018, 2019 and 2020 performance-based grants exceeded the maximum performance level and have vested at 100%.

In February 2021, February and May 2022, and February 2023, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted vest in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2021, 2022 and 2023, respectively and vest on March 1, 2024, 2025 and 2026, respectively. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2021 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	14% "Target"	100%	150%	200%
	12%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	6%	0%	50%	100%

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2022 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	13% "Target"	100%	150%	200%
	11%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	5%	0%	50%	100%

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2023 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	10% "Target"	100%	150%	200%
	9%	75%	125%	175%
	8%	50%	100%	150%
	6%	25%	75%	125%
	5%	0%	50%	100%

In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above for the 2023, 2022 or 2021 performance-based share awards, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in 2023, 2022 and 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

In February 2021, the performance-based share awards granted in 2019 and 2020 to certain members of senior management were amended to provide that such awards will no longer be subject to the achievement of the compounded annual book value per share growth metrics and will be subject to only service-based vesting. As a result, the unvested shares subject to the amended 2019 and 2020 awards vested on March 1, 2022 and March 1, 2023, respectively, subject to the continued service requirements and other terms and conditions set forth in the applicable award agreements, without taking into consideration any performance metrics. Total incremental compensation expense related to amending these awards was $4.0 million.

In January 2020, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2021, 2022 and 2023. In January 2023, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2024, 2025 and 2026. In connection with our

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

incentive program covering bonus awards for performance years 2018 through 2022, in February following each performance year, time-based share units were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.

In May of each year, 2020 through 2023, time-based share units were granted to non-employee directors that vest one year from the date of grant.

The following tables summarize nonvested common share, nonvested common share unit and DEU activity for the year ended December 31:

	2023
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	647	$20.99	138	$45.94	350	$45.51	37	$40.86
Granted	300	12.66	75	43.51	567	40.81	37	40.55
Vested	(103)	51.52	(64)	46.65	(177)	47.43	(16)	40.38
Forfeited	—	—	—	—	(16)	39.12	(1)	42.13
Outstanding at end of year	844	$14.29	149	$44.40	724	$41.49	57	$44.00

	2022
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75
Granted	308	14.83	87	46.15	161	42.56	25	40.28
Vested	(139)	45.32	(86)	45.07	(192)	47.53	(14)	41.29
Forfeited	(22)	15.45	(3)	46.91	(80)	48.73	(2)	42.70
Outstanding at end of year	647	$20.99	138	$45.94	350	$45.51	37	$40.86

	2021
	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	363	$47.09	153	$46.34	492	$46.59	21	$37.66
Granted	281	15.64	93	43.67	212	46.96	17	$44.86
Vested	(113)	45.02	(98)	45.40	(214)	43.74	(9)	38.53
Forfeited	(31)	24.33	(8)	44.94	(29)	48.85	(1)	40.53
Outstanding at end of year	500	$31.29	140	$45.31	461	$47.94	28	$41.75

The total fair value of nonvested shares, share units or DEUs that vested was $15.3 million, $18.4 million and $19.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $26.9 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2023 and we expect to recognize the expense over a weighted average period of 2.5.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In February 2024, 46,252 nonvested common share units were issued to certain vice president and staff level employees and are subject to time-based vesting. In connection with our incentive program covering bonus awards for performance year 2023, in February 2024, 61,788 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2024, 296,670 nonvested common shares and 66,547 nonvested common share units were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 119,334, 133,011 and 135,616 in 2023, 2022 and 2021, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2023 and 2022.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units were as follows for the years ended December 31:

(In thousands)	2023	2022	2021
Compensation expense	$18,446	$18,381	$20,844
Income tax benefit	3,660	3,636	4,088

Note 11. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2023, Essent Guaranty had unassigned surplus of approximately $298.8 million and Essent PA had unassigned surplus of approximately $15.0 million. As of January 1, 2024, Essent Guaranty has dividend capacity of $298.8 million and Essent PA has dividend capacity of $5.4 million.

Under PMIERs guidance issued by the GSEs effective June 30, 2020 through June 30, 2021, Essent Guaranty was required to obtain GSE written approval before paying a dividend. As a result of PMIERs guidance issued by the GSEs on June 30, 2021, Essent Guaranty could pay a dividend without prior GSE approval in the three months ended September 30, 2021 as long as the dividend payment would not cause its Available Assets to fall below 150% of its Minimum Required Assets. In addition, the guidance specified that Essent Guaranty could pay a dividend without prior GSE approval in the three months ended December 31, 2021 as long as the dividend payment would not cause its Available Assets to fall below 115% of its Minimum Required Assets. During the year ended December 31, 2023, 2022 and 2021, Essent Guaranty paid to its parent, Essent Holdings, dividends totaling $295.0 million, $315.0 million and $247.2 million, respectively. During the year ended December 31, 2022, Essent PA paid to its parent, Essent Holdings, dividends totaling $5 million, Essent PA did not pay a dividend in 2023 or 2021.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2023, Essent Re had total equity of $1.8 billion. During the year ended December 31, 2023, Essent Re paid to its parent, Essent Group, dividends totaling $60 million.

During the year ended December 31, 2023 Essent Holdings contributed $38.1 million of capital to its Title insurance subsidiary.

At December 31, 2023, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 12. Income Taxes

For the year ended December 31, 2023, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Income tax expense which is generated in the U.S. consists of the following components for the years ended December 31:

(In thousands)	2023	2022	2021
Current	$139,859	$98,666	$56,509
Deferred	(13,246)	58,168	84,022
Total income tax expense	$126,613	$156,834	$140,531

For the year ended December 31, 2023, pre-tax income attributable to Bermuda and U.S. operations was $268.8 million and $554.2 million, respectively, as compared to $282.5 million and $705.6 million, respectively, for the year ended December 31, 2022 and $217.3 million and $605.0 million, respectively, for the year ended December 31, 2021.

Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction as of December 31, 2023 (i.e. U.S. 21%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

	2023		2022		2021
($ in thousands)	$	% of pretax income	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$116,389	14.1%	$148,176	15.0%	$127,046	15.5%
State taxes, net of federal benefit	4,872	0.6	6,306	0.6	11,295	1.4
Non-deductible expenses	4,501	0.5	4,041	0.4	3,652	0.4
Tax exempt interest, net of proration	(1,551)	(0.2)	(1,463)	(0.1)	(1,606)	(0.2)
Excess tax (benefit) deficit from stock-based compensation	145	0.0	75	—	61	—
Other	2,257	0.4	(301)	0.0	83	0.0
Total income tax expense	$126,613	15.4%	$156,834	15.9%	$140,531	17.1%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2023	2022
Deferred tax assets	$75,864	$91,729
Deferred tax liabilities	(438,617)	(448,539)
Net deferred tax liability	$(362,753)	$(356,810)

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2023	2022
Contingency reserves	$(425,360)	$(432,265)
Unrealized (gain) loss on investments	45,226	60,439
Unearned premium reserve	11,978	14,099
Investments in limited partnerships	(11,258)	(13,907)
Accrued expenses	6,404	6,257
Fixed assets	4,433	1,197
Unearned ceding commissions	2,066	2,363
Change in fair market value of derivatives	1,972	2,377
Deferred policy acquisition costs	(1,779)	(2,152)
Nonvested shares	1,938	1,640
Loss reserves	1,033	965
Start-up expenditures, net	884	1,233
Impairments on available-for-sale investment securities	38	1,155
Prepaid expenses	(220)	(156)
Other	(108)	(55)
Net deferred tax liability	$(362,753)	$(356,810)

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code ("IRC") for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2023, we had net purchases of T&L Bonds in the amount of $52.2 million and had net purchases of T&L Bonds in the amount of $57.7 million during the year ended December 31, 2022. As of December 31, 2023 and 2022, we held $470.6 million and $418.5 million of T&L Bonds, respectively.

In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. For the year ended December 31, 2023, the Company had unrealized losses attributable to its available-for-sale investment securities that if sold would result in capital losses. Accordingly, management considered the ability and intent to hold such available-for-sale securities until recovery. At December 31, 2023 and 2022, after weighing all the evidence, management concluded that it was more likely than not that our ordinary and capital deferred tax assets would be realized.

Under current Bermuda law, the parent company, Essent Group, and its Bermuda subsidiary, Essent Re, are not required to pay any taxes on income and capital gains as of December 31, 2023. On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 ("CIT"). Starting January 1, 2025, the CIT will result in a new 15% corporate income tax on in-scope entities that are resident in Bermuda or that have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The CIT also includes various transitional provisions and elections that we are in the process of evaluating. In particular, we believe that, based on their current structure and operations, our Bermuda companies will be eligible to elect a five-year “limited international presence” exemption under the CIT. We intend to make this election within the timeframe required under Bermuda law, and therefore do not expect the CIT to have a material impact on Essent's effective tax rate until we no longer meet the exemption criteria, or January 1, 2030, the fifth anniversary of the inception date of the tax, whichever may occur sooner. The exemption criteria are subject to interpretation of existing Bermuda law, as well any related new regulations that may be issued by the Government of Bermuda. No assurances can be made that we will continue meeting such criteria for the entire five-year period. The Company recorded a deferred tax asset in the amount of $2.7 million upon enactment of the CIT for unrealized losses on the investment portfolios of Essent Group and Essent Re.

Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the unremitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $4.0 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $197.9 million.

Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.

At December 31, 2023 and 2022, the Company had no unrecognized tax benefits. As of December 31, 2023, the U.S. federal income tax returns for the tax years 2019 through 2022 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2023 or December 31, 2022.

Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2023	2022	2021
Net income	$696,386	$831,353	$681,783

Basic weighted average shares outstanding	106,222	107,205	111,164
Dilutive effect of nonvested shares	907	448	391
Diluted weighted average shares outstanding	107,129	107,653	111,555

Basic earnings per share	$6.56	$7.75	$6.13
Diluted earnings per share	$6.50	$7.72	$6.11
There were 48,087, 77,759 and 186,020 antidilutive shares for the years ended December 31, 2023, 2022 and 2021, respectively.
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

	2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants		2020 Performance-Based Grants	2019 Performance-Based Grants
As of December 31,	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target and Shares Issued
2023	200%	100%	200%	100%	133%	66%
2022			131%	66%	100%	50%	100%
2021					100%	50%	100%	100%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2023			2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(443,230)	$60,440	$(382,790)	$65,280	$(14,573)	$50,707
Other comprehensive income (loss):
Unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains arising during the year	113,034	(16,633)	96,401	(521,682)	75,118	(446,564)
Less: Reclassification adjustment for losses (gains) included in net income (1)	7,204	(1,311)	5,893	13,172	(105)	13,067
Net unrealized (losses) gains on investments	120,238	(17,944)	102,294	(508,510)	75,013	(433,497)
Other comprehensive (loss) gain	120,238	(17,944)	102,294	(508,510)	75,013	(433,497)
Balance at end of year	$(322,992)	$42,496	$(280,496)	$(443,230)	$60,440	$(382,790)
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

December 31, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$996,382	$—	$—	$996,382
U.S. agency securities	—	7,195	—	7,195
U.S. agency mortgage-backed securities	—	821,346	—	821,346
Municipal debt securities	—	547,258	—	547,258
Non-U.S. government securities	—	67,447	—	67,447
Corporate debt securities	—	1,297,055	—	1,297,055
Residential and commercial mortgage securities	—	517,940	—	517,940
Asset-backed securities	—	564,995	—	564,995
Money market funds	444,121	—	—	444,121
Total assets at fair value (1) (2)	$1,440,503	$3,823,236	$—	$5,263,739

December 31, 2022 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$556,438	$—	$—	$556,438
U.S. agency securities	—	49,058	—	49,058
U.S. agency mortgage-backed securities	—	783,743	—	783,743
Municipal debt securities	—	602,690	—	602,690
Non-U.S. government securities	—	62,399	—	62,399
Corporate debt securities	—	1,414,321	—	1,414,321
Residential and commercial mortgage securities	—	511,824	—	511,824
Asset-backed securities	—	624,561	—	624,561
Money market funds	136,591	—	—	136,591
Total assets at fair value (1)	$693,029	$4,048,596	$—	$4,741,625
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

(In thousands)	2023	2022	2021
Essent Guaranty
Statutory net income	$431,266	$590,505	$497,652
Statutory surplus	1,004,104	1,020,034	1,043,866
Contingency reserve liability	2,265,713	2,048,740	1,792,671

Essent PA
Statutory net income	$(3,055)	$859	$3,176
Statutory surplus	54,044	52,609	56,136
Contingency reserve liability	52,244	56,744	57,384

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

At December 31, 2023 and 2022, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2023, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2023, Essent Guaranty increased its contingency reserve by $217.0 million and Essent PA decreased its contingency reserve by $4.5 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the years ended December 31, 2023 and 2022, Essent Guaranty released contingency reserves of $56.6 million and $19.4 million, respectively, and Essent PA released contingency reserves of $5.1 million and less than $1.5 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2023 and 2022, all such requirements were met.

Essent Re's statutory capital and surplus was $1.9 billion and $1.5 billion as of December 31, 2023 and 2022, respectively, and statutory net income was $304.8 million and $315.0 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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

The acquired businesses contributed revenues of $43.2 million, principally comprised of $38.0 million of net premiums earned and $3.5 million of settlement services revenues, which is included in other income, and pre-tax net losses of $7.9 million to our results for the year ended December 31, 2023. The following unaudited pro forma summary presents consolidated information for Essent as if the business combination had occurred on January 1, 2022.

	Pro Forma
	Year Ended December 31,
(In thousands)	2023	2022
Revenues	$1,153,872	$1,131,032
Earnings	690,327	815,730

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

We incurred $4.5 million of acquisition-related costs for the year ended December 31, 2023, respectively, as well as $3 million of acquisition-related costs during 2022. These expenses are included in other underwriting and operating expenses on our condensed consolidated income statement and are reflected in pro forma earnings for year ended December 31, 2022 in the table above.

The acquisition of Agents National Title and Boston National Title was accounted for as a business combination using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill. The Company allocated the goodwill to its Title operating segment.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the consideration transferred to acquire Agents National Title and Boston National Title and the amounts of identified assets acquired and liabilities assumed, including purchase accounting adjustments that have been recorded by Essent during the measurement period:

	Originally Reported	Measurement Period Adjustments	As Reported
Consideration Paid:
Cash	$92,625	$—	$92,625
Assets Acquired:
Cash and cash equivalents	5,864	—	$5,864
Short-term investments	21,108	—	$21,108
Fixed maturities available for sale	9,668	—	$9,668
Identifiable intangible assets	26,300	(2,800)	$23,500
Other assets	16,366	(2,829)	$13,537
Liabilities Assumed:
Reserve for losses	14,613	(464)	$14,149
Other liabilities	10,399	6,512	$16,911
Total Identifiable Net Assets	$54,294	$(11,677)	$42,617
Goodwill	$38,331	$11,677	$50,008

Adjustments to Goodwill were primarily related to the fair value of claims reserve liabilities, agency relationship intangible assets and other assets.

While the valuation of acquired assets and liabilities is substantially completed, fair value estimates related to the assets and liabilities from Agents National Title and Boston National Title are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, agency relationship and customer list intangibles, reserves, and deferred income taxes as management continues to review the estimated fair values and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The fair values of assets acquired and liabilities assumed is expected to be finalized during the remeasurement period, which ends one year from the closing date, or July 1, 2024. In addition, the consideration paid still remains subject to potential purchase price adjustments between Essent and the seller.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Agents National Title and Boston National Title. As of December 31, 2023, intangible assets were $22.8 million, net of $0.7 million of accumulated amortization.

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2023

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,459,742	$1,340,313	$1,340,313
States, municipalities and political subdivisions	585,047	547,258	547,258
Residential and commercial mortgage securities	571,163	517,940	517,940
Asset-backed securities	584,168	564,995	564,995
Foreign government and agency securities	77,516	67,447	67,447
All other corporate bonds	1,380,533	1,297,055	1,297,055
Total fixed maturities	4,658,169	4,335,008	4,335,008
Short-term investments	928,561	928,731	928,731
Other invested assets	277,228	277,226	277,226
Total investments	$5,863,958	$5,540,965	$5,540,965

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2023	2022
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2023 — $94,221; 2022 — $249,284)	$86,558	$226,718
Short-term investments available for sale, at fair value (amortized cost: 2023 — $81,993; 2022 — $67,783)	81,992	67,622
Total investments available for sale	168,550	294,340
Other invested assets	2,166	2,166
Cash	4,073	6,160
Due from affiliates	1,487	840
Investment in consolidated subsidiaries	5,346,888	4,577,128
Other assets	4,283	5,834
Total Assets	$5,527,447	$4,886,468

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$415	$752
Credit facility borrowings (at carrying value, less unamortized deferred costs of $3,080 in 2023 and $4,136 in 2022)	421,920	420,864
Other accrued liabilities	2,562	2,543
Total liabilities	424,897	424,159
Commitments and contingencies
Stockholders' Equity
Common shares	1,599	1,615
Additional paid-in capital	1,299,869	1,350,377
Accumulated other comprehensive income	(280,496)	(382,790)
Retained earnings	4,081,578	3,493,107
Total stockholders' equity	5,102,550	4,462,309
Total liabilities and stockholders' equity	$5,527,447	$4,886,468

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues:
Net investment income	$5,663	$6,433	$5,378
Realized investment losses, net	(11,722)	(12,170)	(108)
Administrative service fees from subsidiaries	710	642	682
Total revenues	(5,349)	(5,095)	5,952
Expenses:
Administrative service fees to subsidiaries	3,738	3,908	4,338
Other operating expenses	7,010	7,614	7,193
Interest expense	30,137	15,609	5,889
Total expenses	40,885	27,131	17,420
Loss before income taxes and equity in undistributed net income in subsidiaries	(46,234)	(32,226)	(11,468)
Income tax expense (benefit)	(181)	—	—
Loss before equity in undistributed net income of subsidiaries	(46,053)	(32,226)	(11,468)
Equity in undistributed net income of subsidiaries	742,439	863,579	693,251
Net income	$696,386	$831,353	$681,783
Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $17,944 in 2023, $(75,013) in 2022 and $(15,477) in 2021	102,294	(433,497)	(87,567)
Total other comprehensive income (loss)	102,294	(433,497)	(87,567)
Comprehensive income	$798,680	$397,856	$594,216

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating Activities
Net income	$696,386	$831,353	$681,783
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries	(742,439)	(863,579)	(693,251)
Loss on the sale of investments, net	11,722	12,170	108
Dividends from subsidiaries	60,000
Stock-based compensation expense	1,000	927	917
Amortization of premium on investment securities	324	800	1,438
Deferred income taxes	(181)	—	—
Changes in assets and liabilities:
Other assets	816	1,775	312
Other accrued liabilities	18,365	19,232	21,447
Net cash (used in) provided by operating activities	45,993	2,678	12,754
Investing Activities
Net change in short-term investments	(14,370)	94,988	189,804
Purchase of investments available for sale	(9,860)	(157,468)	(273,747)
Proceeds from maturities and paydowns of investments available for sale	24,787	81,351	18,384
Proceeds from sales of investments available for sale	128,249	164,733	101,618
Net cash provided by investing activities	128,806	183,604	36,059
Financing Activities
Credit facility borrowings	—	—	200,000
Treasury stock acquired	(70,670)	(97,914)	(163,855)
Payment of issuance costs for credit facility	—	(154)	(5,849)
Dividends paid	(106,215)	(92,128)	(77,724)
Net cash used in financing activities	(176,885)	(190,196)	(47,428)
Net (decrease) increase in cash	(2,086)	(3,914)	1,385
Cash at beginning of year	6,159	10,073	8,688
Cash at end of year	$4,073	$6,159	$10,073

Supplemental Disclosure of Cash Flow Information
Interest payments	$(28,574)	$(13,595)	$(4,792)

Noncash Transactions
Repayment of borrowings with term loan proceeds	$—	$—	$(225,000)

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

Note B

Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2023, Essent Guaranty had unassigned surplus of approximately $298.8 million. Essent PA had unassigned surplus of approximately $15.0 million as of December 31, 2023. As of January 1, 2024, Essent Guaranty has dividend capacity of $298.8 million and Essent PA has dividend capacity of $5.4 million.

During the year ended December 31, 2023, the Parent Company received dividends from Essent Re totaling $60.0 million. During the years ended December 31, 2022 and 2021, the Parent Company did not receive any dividends from its subsidiaries.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2023, 2022 and 2021

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2023	1,051,405	(134,499)	—	916,906	0.0%
2022	950,200	(107,673)	—	842,527	0.0%
2021	983,457	(110,914)	—	872,543	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, we have excluded the acquisition of our title insurance operations (Title) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend one year beyond the date of acquisition or one annual reporting period). The acquisition was completed effective July 1, 2023. As of and for the year ended December 31, 2023, Title's assets represented less than 3% of consolidated assets and revenues represented less than 4% of consolidated revenues. For additional information regarding this acquisition and its impact on the Company's consolidated financial statements, See Note 17 to our consolidated financial statements entitled "Acquisitions" included elsewhere in this Annual Report.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Rule 105b5-1 Trading Plans. During the three months ended December 31 2023, none of the Company’s director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2024 Annual General Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2024 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2024 Annual General Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2024 Annual General Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2023, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	781,189	(1)	(2)	3,827,725	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	781,189		—	3,827,725
_______________________________________________________________________________
(1)All of these shares are subject to outstanding restricted common share unit awards. This number does not include 992,585 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under column (c).

(2)Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.

(3)All of the shares that remained available for future issuance as of December 31, 2023 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 2, 2023 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 6,115,530 common shares are reserved and available for delivery under the 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2024 Annual General Meeting of Shareholders.

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

3.    Exhibits.

Exhibit No.		Description
3.1		Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of February 18, 2009 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2.1		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of October 3, 2013 (incorporated herein by reference to Exhibit 3.2.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
3.3		Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.3 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
4.1		Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
4.2		Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q (File No. 001-36157) filed on November 14, 2014)
4.3		Description of Securities (incorporated herein by reference to Exhibit 4.3 of the Form 10-K (File No. 001-36157) filed on February 17, 2023)
10.1		Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.2	†	Leadership Bonus Program (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.3	†
Second Amended and Restated 2013 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 333-191193) filed on April 6, 2023)

10.4	†	Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.5	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 26, 2021)
10.6	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)

10.7	†	Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.8	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.9	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.10	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Christopher G. Curran (incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 19, 2019)
10.11	†	Offer Letter between Essent US Holdings, Inc. and David Weinstock dated March 14, 2023 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on March 15, 2023)
10.12	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.13	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.14		Third Amended and Restated Credit Agreement, dated as of December 10, 2021, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on December 14, 2021)
10.15		Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of November 21, 2022, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc., as borrowers, the several banks and other financial institutions or entities from time to time parties to this agreement, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent
21.1	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	*	Essent Group Ltd. Policy for the Recovery of Erroneously Awarded Compensation
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 15th day of February, 2024.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President	February 15, 2024
Mark A. Casale

/s/ DAVID B. WEINSTOCK	Senior Vice President, Chief Financial Officer	February 15, 2024
David B. Weinstock

/s/ ADITYA DUTT	Director	February 15, 2024
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 15, 2024
Robert Glanville

/s/ ANGELA HEISE	Director	February 15, 2024
Angela Heise

/s/ HENNA KARNA	Director	February 15, 2024
Henna Karna

/s/ ROY J. KASMAR	Director	February 15, 2024
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 15, 2024
Allan Levine

/s/ DOUGLAS J. PAULS	Director	February 15, 2024
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 15, 2024
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