Form 10-Q
period 2024-03-31
Essent Group Ltd.
filed 2024-05-07
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 2, 2024 was 106,673,099.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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
ii

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

•disruption in mortgage loan servicing;

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2024	2023
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2024 — $4,519,993; 2023 — $4,658,168)	$4,172,237	$4,335,008
Short-term investments available for sale, at fair value (amortized cost: 2024 — $1,196,961; 2023 — $928,562)	1,196,837	928,731
Total investments available for sale	5,369,074	5,263,739
Other invested assets	279,625	277,226
Total investments	5,648,699	5,540,965
Cash	164,255	141,787
Accrued investment income	35,817	35,689
Accounts receivable	68,932	63,266
Deferred policy acquisition costs	8,980	9,139
Property and equipment (at cost, less accumulated depreciation of $72,080 in 2024 and $71,168 in 2023)	43,751	41,304
Prepaid federal income tax	467,183	470,646
Goodwill and intangible assets, net	72,271	72,826
Other assets	55,095	51,051
Total assets	$6,564,983	$6,426,673

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$267,324	$260,095
Unearned premium reserve	133,235	140,285
Net deferred tax liability	368,955	362,753
Credit facility borrowings (at carrying value, less unamortized deferred costs of $2,816 in 2024 and $3,080 in 2023)	422,184	421,920
Other accrued liabilities	147,131	139,070
Total liabilities	1,338,829	1,324,123
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 106,742 shares in 2024 and 106,597 shares in 2023	1,601	1,599
Additional paid-in capital	1,293,424	1,299,869
Accumulated other comprehensive loss	(302,262)	(280,496)
Retained earnings	4,233,391	4,081,578
Total stockholders’ equity	5,226,154	5,102,550
Total liabilities and stockholders’ equity	$6,564,983	$6,426,673

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Revenues:
Net premiums written	$238,540	$205,900
Decrease in unearned premiums	7,050	5,358
Net premiums earned	245,590	211,258
Net investment income	52,085	43,236
Realized investment losses, net	(1,140)	(488)
(Loss) income from other invested assets	(1,915)	(2,702)
Other income	3,737	4,942
Total revenues	298,357	256,246

Losses and expenses:
Provision (benefit) for losses and LAE	9,913	(180)
Other underwriting and operating expenses	57,349	48,195
Premiums retained by agents	9,491	—
Interest expense	7,862	6,936
Total losses and expenses	84,615	54,951

Income before income taxes	213,742	201,295
Income tax expense	32,023	30,468
Net income	$181,719	$170,827

Earnings per share:
Basic	$1.72	$1.60
Diluted	1.70	1.59

Weighted average shares outstanding:
Basic	105,697	106,943
Diluted	106,770	107,585

Net income	$181,719	$170,827

Other comprehensive income loss:
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($3,122) and $9,428 in the three months ended March 31, 2024 and 2023.	(21,766)	58,753
Total other comprehensive income loss	(21,766)	58,753
Comprehensive income	$159,953	$229,580

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Common Shares
Balance, beginning of period	$1,599	$1,615
Issuance of management incentive shares	7	8
Forfeiture of management incentive shares	(1)	—
Cancellation of treasury stock	(4)	(8)
Balance, end of period	1,601	1,615
Additional Paid-In Capital
Balance, beginning of period	1,299,869	1,350,377
Dividends and dividend equivalents declared	289	403
Issuance of management incentive shares	(7)	(8)
Forfeiture of management incentive shares	1	—
Stock-based compensation expense	6,820	5,106
Cancellation of treasury stock	(13,548)	(21,271)
Balance, end of period	1,293,424	1,334,607
Accumulated Other Comprehensive Loss
Balance, beginning of period	(280,496)	(382,790)
Other comprehensive income (loss)	(21,766)	58,753
Balance, end of period	(302,262)	(324,037)
Retained Earnings
Balance, beginning of period	4,081,578	3,493,107
Net income	181,719	170,827
Dividends and dividend equivalents declared	(29,906)	(27,178)
Balance, end of period	4,233,391	3,636,756
Treasury Stock
Balance, beginning of period	—	—
Treasury stock acquired	(13,552)	(21,279)
Cancellation of treasury stock	13,552	21,279
Balance, end of period	—	—
Total Stockholders' Equity	$5,226,154	$4,648,941

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating Activities
Net income	$181,719	$170,827
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the sale of investments, net	1,140	488
Loss (income) from other invested assets	1,915	2,702
Distribution of income from other invested assets	1,806	851
Depreciation and amortization	1,390	698
Stock-based compensation expense	6,820	5,106
Amortization of premium on investment securities	4,544	3,203
Deferred income tax provision	9,324	16,878
Change in:
Accrued investment income	(128)	(3,734)
Accounts receivable	(695)	(2,602)
Deferred policy acquisition costs	159	399
Prepaid federal income tax	3,463	—
Other assets	(3,882)	(4,061)
Reserve for losses and LAE	7,229	(442)
Unearned premium reserve	(7,050)	(5,358)
Other accrued liabilities	9,181	(166)
Net cash provided by operating activities	216,935	184,789

Investing Activities
Net change in short-term investments	(268,106)	(95,725)
Purchase of investments available for sale	(63,092)	(798,280)
Proceeds from maturity of investments available for sale	113,323	412,441
Proceeds from sales of investments available for sale	77,182	333,513
Purchase of other invested assets	(6,348)	(1,945)
Return of investment from other invested assets	227	1,044
Purchase of property and equipment	(4,484)	(390)
Net cash used in investing activities	(151,298)	(149,342)

Financing Activities
Treasury stock acquired	(13,552)	(21,279)
Dividends paid	(29,617)	(26,775)
Net cash used in financing activities	(43,169)	(48,054)

Net increase (decrease) in cash	22,468	(12,607)
Cash at beginning of year	141,787	81,240
Cash at end of period	$164,255	$68,633

Supplemental Disclosure of Cash Flow Information
Income tax payments	$621	$—
Interest payments	(7,610)	(6,402)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$—	$87

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2024 prior to the issuance of these condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Recently Issued Accounting Standards

Accounting Standards Adopted During the Period

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The update clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. The update also requires specific disclosures related to equity securities that are subject to contractual sale restrictions, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company's consolidated operating results or financial position.

Accounting Standards Not Yet Adopted

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,057,616	$187	$(21,016)	$1,036,787
U.S. agency securities	1,574	—	(1)	1,573
U.S. agency mortgage-backed securities	901,725	105	(114,545)	787,285
Municipal debt securities (1)	581,274	3,595	(45,191)	539,678
Non-U.S. government securities	77,443	—	(11,048)	66,395
Corporate debt securities (2)	1,311,746	2,079	(94,665)	1,219,160
Residential and commercial mortgage securities	558,754	327	(52,301)	506,780
Asset-backed securities	537,758	292	(15,698)	522,352
Money market funds	689,064	—	—	689,064
Total investments available for sale	$5,716,954	$6,585	$(354,465)	$5,369,074

December 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,014,076	$1,434	$(19,128)	$996,382
U.S. agency securities	7,199	—	(4)	7,195
U.S. agency mortgage-backed securities	922,907	438	(101,999)	821,346
Municipal debt securities (1)	585,047	6,660	(44,449)	547,258
Non-U.S. government securities	77,516	—	(10,069)	67,447
Corporate debt securities (2)	1,380,533	4,425	(87,903)	1,297,055
Residential and commercial mortgage securities	571,163	286	(53,509)	517,940
Asset-backed securities	584,168	203	(19,376)	564,995
Money market funds	444,121	—	—	444,121
Total investments available for sale	$5,586,730	$13,446	$(336,437)	$5,263,739

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	81.7%	81.4%
General obligation bonds	18.3	18.6
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	41.8%	42.0%
Consumer, non-cyclical	15.9	15.9
Industrial	8.0	8.1
Consumer, cyclical	7.2	7.1
Communications	7.1	7.2
Utilities	6.4	6.3
Technology	6.2	6.2
Energy	4.9	4.7
Basic Materials	2.5	2.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$633,987	$632,624
Due after 1 but within 5 years	370,211	355,791
Due after 5 but within 10 years	38,986	35,391
Due after 10 years	14,432	12,981
Subtotal	1,057,616	1,036,787
U.S. agency securities:
Due in 1 year	1,574	1,573
Subtotal	1,574	1,573
Municipal debt securities:
Due in 1 year	6,934	6,852
Due after 1 but within 5 years	87,058	84,352
Due after 5 but within 10 years	133,277	124,643
Due after 10 years	354,005	323,831
Subtotal	581,274	539,678
Non-U.S. government securities:
Due in 1 year	4,797	4,691
Due after 1 but within 5 years	31,909	30,432
Due after 5 but within 10 years	5,789	4,666
Due after 10 years	34,948	26,606
Subtotal	77,443	66,395
Corporate debt securities:
Due in 1 year	169,890	168,104
Due after 1 but within 5 years	442,671	421,440
Due after 5 but within 10 years	552,880	509,315
Due after 10 years	146,305	120,301
Subtotal	1,311,746	1,219,160
U.S. agency mortgage-backed securities	901,725	787,285
Residential and commercial mortgage securities	558,754	506,780
Asset-backed securities	537,758	522,352
Money market funds	689,064	689,064
Total investments available for sale	$5,716,954	$5,369,074

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Realized gross gains	$3	$869
Realized gross losses	(1,143)	(1,357)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$516,852	$(2,708)	$318,693	$(18,308)	$835,545	$(21,016)
U.S. agency securities	1,573	(1)	—	—	1,573	(1)
U.S. agency mortgage-backed securities	92,502	(1,363)	683,424	(113,182)	775,926	(114,545)
Municipal debt securities	62,169	(882)	318,055	(44,309)	380,224	(45,191)
Non-U.S. government securities	—	—	66,395	(11,048)	66,395	(11,048)
Corporate debt securities	202,873	(2,606)	888,500	(92,059)	1,091,373	(94,665)
Residential and commercial mortgage securities	20,677	(323)	473,205	(51,978)	493,882	(52,301)
Asset-backed securities	118,848	(511)	286,205	(15,187)	405,053	(15,698)
Total	$1,015,494	$(8,394)	$3,034,477	$(346,071)	$4,049,971	$(354,465)

	Less than 12 months		12 months or more		Total
December 31, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,398	$(1,075)	$355,921	$(18,053)	$495,319	$(19,128)
U.S. agency securities	5,572	(2)	1,623	(2)	7,195	(4)
U.S. agency mortgage-backed securities	129,359	(1,616)	654,018	(100,383)	783,377	(101,999)
Municipal debt securities	59,301	(987)	297,039	(43,462)	356,340	(44,449)
Non-U.S. government securities	—	—	67,447	(10,069)	67,447	(10,069)
Corporate debt securities	119,764	(733)	905,606	(87,170)	1,025,370	(87,903)
Residential and commercial mortgage securities	31,936	(999)	459,789	(52,510)	491,725	(53,509)
Asset-backed securities	65,195	(347)	459,324	(19,029)	524,519	(19,376)
Total	$550,525	$(5,759)	$3,200,767	$(330,678)	$3,751,292	$(336,437)

At March 31, 2024 and December 31, 2023, we held 2,216 and 2,256 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at March 31, 2024 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at March 31, 2024 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments recorded in the three months ended March 31, 2024 or 2023.

The Company's other invested assets at March 31, 2024 and December 31, 2023 totaled $279.6 million and $277.2 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $134.7 million as of March 31, 2024. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At March 31, 2024, maximum future funding commitments were $46.4 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.1 million at March 31, 2024 and $9.2 million at December 31, 2023. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at March 31, 2024 and $1.1 billion at December 31, 2023. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.6 million at March 31, 2024 and $9.2 million at December 31, 2023.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2024	2023
Fixed maturities	$46,288	$43,473
Short-term investments	7,143	1,721
Gross investment income	53,431	45,194
Investment expenses	(1,346)	(1,958)
Net investment income	$52,085	$43,236

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net premiums written:
Direct	$268,931	$239,491
Ceded (1)	(30,391)	(33,591)
Net premiums written	$238,540	$205,900

Net premiums earned:
Direct	$275,981	$244,849
Ceded (1)	(30,391)	(33,591)
Net premiums earned	$245,590	$211,258

(1)Net of profit commission.

Quota Share Reinsurance

    Essent Guaranty has entered into quota share reinsurance agreements with a panels of third-party reinsurers ("QSR" agreements). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by S&P Global Ratings,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of March 31, 2024:

QSR Agreement	Coverage Period	Ceding Percentage	Ceding Commission	Profit Commission
QSR-2019	September 1, 2019 - December 31, 2020	(1)	20%	63%	(2)
QSR-2022	January 1, 2022 - December 31, 2022	20%	20%	62%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%	20%	58%
QSR-2024	January 1, 2024 - December 31, 2024	15.0%	20%	57%
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

Total RIF ceded under the QSR agreements was $8.2 billion as of March 31, 2024.

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

Essent Guaranty has entered into reinsurance agreements with a panels of reinsurers that provides excess of loss coverage on new insurance written from October 1, 2021 through December 31, 2022 and from January 1, 2023 through December 31, 2023. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of March 31, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	29,772,296	7,817,502	280,941	278,416	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	34,555,672	9,408,534	322,709	278,709	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	30,751,105	8,334,892	219,606	302,892	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	30,145,794	8,250,148	281,462	281,462	July 25, 2028
Total		$125,224,867	$33,811,076	$1,104,718	$1,141,480

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of March 31, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	5,274,449	1,385,510	76,144	245,590	February 25, 2026
XOL 2020-1	Jan. 2019 - Dec. 2019	6,574,279	1,728,344	35,024	212,934	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	68,954,857	18,681,548	141,992	504,904	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	39,984,013	11,066,581	36,627	366,270	January 1, 2028
Total		$120,787,598	$32,861,983	$289,787	$1,329,698

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of March 31, 2024:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	280,941	(5,210)	47	(5,163)
Radnor Re 2021-2 Ltd.	322,709	(5,743)	76	(5,667)
Radnor Re 2022-1 Ltd.	219,606	40	56	96
Radnor Re 2023-1 Ltd.	281,462	(63)	84	21
Total	$1,104,718	$(10,976)	$263	$(10,713)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

(In thousands)	2024	2023
Reserve for losses and LAE at beginning of period	$260,095	$216,464
Less: Reinsurance recoverables	24,104	14,618
Net reserve for losses and LAE at beginning of period	235,991	201,846
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	39,396	32,694
Prior years	(29,483)	(32,874)
Net incurred losses and LAE during the current period	9,913	(180)
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	404	—
Prior years	4,846	2,001
Net loss and LAE payments during the current period	5,250	2,001
Net reserve for losses and LAE at end of period	240,654	199,665
Plus: Reinsurance recoverables	26,670	16,357
Reserve for losses and LAE at end of period	$267,324	$216,022

For the three months ended March 31, 2024, $4.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $29.5 million favorable prior year development during the three months ended March 31, 2024. Reserves remaining as of March 31, 2024 for prior years are $201.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2023, $2.0 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $32.9 million favorable prior year development during the three months ended March 31, 2023. Reserves remaining as of March 31, 2023 for prior years were $167.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated mortgage interest rates on home sale activity, housing inventory and home prices.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Debt Obligations

Credit Facility

Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), are parties to a five-year secured credit facility with a committed capacity of $825 million (the Credit Facility"). The Credit Facility also provides for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee are based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at March 31, 2024 was 0.25%. The obligations under the Credit Facility are secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). The borrowings under the Credit Facility contractually mature on December 10, 2026. As of March 31, 2024, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Credit Facility with a weighted average interest rate of 7.06%. As of December 31, 2023, $425 million had been borrowed with a weighted average interest rate of 7.11%.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million in remedy payments in the three months ended March 31, 2024, and we made no remedy payments in the three months ended March 31, 2023. As of March 31, 2024, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2024 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2024, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2024	2023
March 31	$0.28	$0.25
June 30	—	0.25
September 30	—	0.25
December 31	—	0.25
Total dividends per common share declared and paid	$0.28	$1.00

In April 2024, the Board of Directors declared a quarterly cash dividend of $0.28 per common share payable on June 10, 2024 to shareholders of record on May 31, 2024.

Share Repurchase Plan

In October 2023, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. Through March 31, 2024, the Company repurchased 97,111 common shares at a cost of $5.1 million under the 2023 plan, leaving $244.9 million remaining unused under the authorized repurchase plan as of March 31, 2024.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of March 31, 2024, there were 3.3 million common shares available for future grant under the 2013 Plan.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the three months ended March 31, 2024:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	844	$14.29	149	$44.40	724	$41.49	57	$44.00
Granted	244	21.84	53	53.87	292	49.52	9	57.70
Vested	(167)	15.64	(73)	44.44	(169)	41.06	(18)	43.49
Forfeited	(84)	15.64	—	—	(6)	42.66	(5)	44.08
Outstanding at March 31, 2024	837	$16.09	129	$48.26	841	$44.36	43	$47.00

In February 2024, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2024 vest in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February 2024 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2024 and vest on March 1, 2027. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile	≥75th percentile
Three-Year Book Value Per Share CAGR	12%	100%	150%	200%
	11%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	7%	0%	50%	100%

In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In February 2024, nonvested common share units were issued to certain vice president and staff level employees and are subject to time-based vesting in two equal installments on January 6, 2025 and 2026. In connection with our incentive program covering bonus awards for performance year 2023, in February 2024, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2025, 2026 and 2027. Also in February 2024, time-based share units were granted to certain vice president and staff level employee that vest in three equal installments on March 1, 2027, 2028 and 2029.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2022, 2023 and 2024 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $8.4 million and $13.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $42.4 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2024 and we expect to recognize the expense over a weighted average period of 2.6 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 157,273 in the three months ended March 31, 2024. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2024.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Compensation expense	$6,820	$5,106
Income tax benefit	1,378	1,018

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At March 31, 2024, Essent Guaranty had unassigned surplus of approximately $325.5 million and Essent PA had unassigned surplus of approximately $17.1 million. In three months ended March 31, 2024 and 2023, Essent Guaranty paid dividends of $45 million and $90 million to its parent, Essent US Holdings, Inc. Essent PA did not pay a dividend in the three months ended March 31, 2024 or 2023. As of March 31, 2024, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $325.5 million and $5.4 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2024, Essent Re had total equity of $1.8 billion. At March 31, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Net income	$181,719	$170,827

Basic weighted average shares outstanding	105,697	106,943
Dilutive effect of nonvested shares	1,073	642
Diluted weighted average shares outstanding	106,770	107,585

Basic earnings per share	$1.72	$1.60
Diluted earnings per share	$1.70	$1.59

There were 167,730 and 111,870 antidilutive shares for the three months ended March 31, 2024 and 2023, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2024, 2023, and 2022 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period.

	2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
March 31, 2024	179%	89.5%	200%	100%	200%	100%	(1)	(1)
March 31, 2023			200%	100%	170%	85%	100%	50%
(1) The 2021 performance based awards vested at 133% relative to target on March 1, 2024.

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(322,992)	$42,496	$(280,496)	$(443,230)	$60,440	$(382,790)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(26,028)	3,366	(22,662)	67,693	(9,476)	58,217
Less: Reclassification adjustment for gains included in net income (1)	1,140	(244)	896	488	48	536
Net unrealized (losses) gains on investments	(24,888)	3,122	(21,766)	68,181	(9,428)	58,753
Other comprehensive (loss) income	(24,888)	3,122	(21,766)	68,181	(9,428)	58,753
Balance at end of period	$(347,880)	$45,618	$(302,262)	$(375,049)	$51,012	$(324,037)

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

March 31, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$1,036,787	$—	$—	$1,036,787
U.S. agency securities	—	1,573	—	1,573
U.S. agency mortgage-backed securities	—	787,285	—	787,285
Municipal debt securities	—	539,678	—	539,678
Non-U.S. government securities	—	66,395	—	66,395
Corporate debt securities	—	1,219,160	—	1,219,160
Residential and commercial mortgage securities	—	506,780	—	506,780
Asset-backed securities	—	522,352	—	522,352
Money market funds	689,064	—	—	689,064
Total assets at fair value (1) (2)	$1,725,851	$3,643,223	$—	$5,369,074

December 31, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$996,382	$—	$—	$996,382
U.S. agency securities	—	7,195	—	7,195
U.S. agency mortgage-backed securities	—	821,346	—	821,346
Municipal debt securities	—	547,258	—	547,258
Non-U.S. government securities	—	67,447	—	67,447
Corporate debt securities	—	1,297,055	—	1,297,055
Residential and commercial mortgage securities	—	517,940	—	517,940
Asset-backed securities	—	564,995	—	564,995
Money market funds	444,121	—	—	444,121
Total assets at fair value (1) (2)	$1,440,503	$3,823,236	$—	$5,263,739

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s and Essent PA’s statutory net income for the three months ended March 31, 2024 and 2023 as well as statutory surplus and contingency reserve liability at March 31, 2024 and December 31, 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Essent Guaranty
Statutory net income	$125,356	$123,936

Essent PA
Statutory net income (loss)	$153	$(112)

	March 31,	December 31,
(In thousands)	2024	2023
Essent Guaranty
Statutory surplus	1,030,779	1,004,104
Contingency reserve liability	2,316,323	2,265,713

Essent PA
Statutory surplus	56,101	54,044
Contingency reserve liability	50,340	52,244

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2024 and 2023, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2024 and December 31, 2023, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of March 31, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the three months ended March 31, 2024, Essent Guaranty increased its contingency reserve by $50.6 million and Essent PA decreased its contingency reserve by $1.9 million. During the three months ended March 31, 2024 and 2023, Essent Guaranty released contingency reserves of $20.4 million and $9.8 million, respectively, and Essent PA released contingency reserves of $2.0 million and $0.8 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2023, all such requirements were met.

Essent Re's statutory capital and surplus was $1.8 billion as of March 31, 2024 and $1.9 billion as of December 31, 2023. Essent Re's statutory net income was $82.2 million and $72.6 million for the three months ended March 31, 2024 and 2023, respectively. Statutory capital and surplus as of March 31, 2024 and December 31, 2023 and statutory net income in the three months ended March 31, 2024 and 2023 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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

The acquired businesses contributed revenues of $17.9 million, principally comprised of $15.3 million of net premiums earned and $1.4 million of settlement services revenues, which are included in other income, and pre-tax net losses of $4.0 million to our results for the three months ended March 31, 2024.

We incurred $3.4 million of acquisition-related costs for the three months ended March 31, 2023. These expenses are included in other underwriting and operating expenses on our condensed consolidated income statement.

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

The following table summarizes the consideration transferred to acquire Agents National Title and Boston National Title and the amounts of identified assets acquired and liabilities assumed, including purchase accounting adjustments that have been recorded by Essent during the measurement period:

	Originally Reported	Measurement Period Adjustments	As Reported
Consideration Paid:
Cash	$92,625	$—	$92,625
Assets Acquired:
Cash and cash equivalents	5,864	—	5,864
Short-term investments	21,108	—	21,108
Fixed maturities available for sale	9,668	—	9,668
Identifiable intangible assets	26,300	(2,800)	23,500
Other assets	16,366	(2,677)	13,689
Liabilities Assumed:
Reserve for losses	14,613	(464)	14,149
Other liabilities	10,399	6,512	16,911
Total Identifiable Net Assets	54,294	(11,525)	42,769
Goodwill	$38,331	$11,525	$49,856

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

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Agents National Title and Boston National Title. As of March 31, 2024, intangible assets were $22.4 million, net of $1.1 million of accumulated amortization.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance, reinsurance, risk management products and title insurance and settlement services to mortgage lenders, borrowers, and investors to support homeownership.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $8.3 billion for the three months ended March 31, 2024 compared to approximately $12.9 billion for the three months ended March 31, 2023. The financial strength ratings of Essent Guaranty are A3 with a positive outlook by Moody’s Investors Service (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best.

 We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of March 31, 2024, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.3 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.
As a result of our acquisitions of Agents National Title Insurance Company and Boston National Holdings LLC effective July 1, 2023, we offer title insurance products and title and settlement services.

We have a highly experienced, talented team with 526 employees as of March 31, 2024. Our holding company is domiciled in Bermuda and our U.S. mortgage insurance business is headquartered in Radnor, Pennsylvania.

Current Economic Developments

The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, new insurance written and title insurance and settlement service transactions. These rate increases have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.

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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2024 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2024 and 2023, monthly premium policies comprised 98% and 96% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.9% at March 31, 2024. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2024. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of March 31, 2024, 46% of our IIF relates to business written since January 1, 2022 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2024, 46% of our IIF relates to business written since January 1, 2022 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

The economy in the United States has been experiencing elevated levels of consumer price inflation. The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. These rate increases have resulted in higher mortgage interest rates which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.

As more fully described in Note 4 to our condensed consolidated financial statements, at March 31, 2024, we had approximately $1.4 billion of excess of loss reinsurance covering NIW from January 1, 2018 through December 31, 2019 and August 1, 2020 through December 31, 2023 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2024. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 61% of other underwriting and operating expenses for the three months ended March 31, 2024 compared to 55% for the three months ended March 31, 2023. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, and their income is currently not subject to a corporate income tax. See "—Legislative and Regulatory Developments—Bermuda Corporate Income Tax" above. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2024 and 2023 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2024	2023
IIF, beginning of period	$239,078,262	$227,062,055
NIW - Flow	8,323,544	12,893,789
NIW - Bulk	—	—
Cancellations	(8,924,404)	(8,418,429)
IIF, end of period	$238,477,402	$231,537,415
Average IIF during the period	$238,595,268	$228,885,174
RIF, end of period	$54,686,533	$51,469,312

The following is a summary of our IIF at March 31, 2024 by vintage:

($ in thousands)	$	%
2024 (through March 31)	8,249,238	3.5%
2023	44,842,520	18.8%
2022	55,899,907	23.4
2021	58,766,271	24.6
2020	43,791,803	18.4
2019	11,776,711	4.9
2018 and prior	15,150,952	6.4
	$238,477,402	100.0%

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

	Three Months Ended March 31,
	2024	2023
Base average premium rate	0.41%	0.40%
Single premium cancellations	—	—
Gross average premium rate	0.41	0.40
Ceded premiums	(0.05)	(0.06)
Net average premium rate	0.36%	0.34%

The continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF may impact our average net premium rate in future periods.

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

As of March 31, 2024, our combined net risk in force for our U.S. mortgage insurance companies was $34.5 billion and our combined statutory capital was $3.5 billion, resulting in a risk-to-capital ratio of 10.0:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues:
Net premiums written	$238,540	$205,900
Decrease in unearned premiums	7,050	5,358
Net premiums earned	245,590	211,258
Net investment income	52,085	43,236
Realized investment gains (losses), net	(1,140)	(488)
Income (loss) from other invested assets	(1,915)	(2,702)
Other income	3,737	4,942
Total revenues	298,357	256,246

Losses and expenses:
Provision (benefit) for losses and LAE	9,913	(180)
Other underwriting and operating expenses	57,349	48,195
Premiums retained by agents	9,491	—
Interest expense	7,862	6,936
Total losses and expenses	84,615	54,951
Income before income taxes	213,742	201,295
Income tax expense	32,023	30,468
Net income	$181,719	$170,827

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

For the three months ended March 31, 2024, we reported net income of $181.7 million, compared to net income of $170.8 million for the three months ended March 31, 2023. The increase in our operating results in 2024 over the same period in 2023 was primarily due to increases in net premiums earned and net investment income, partially offset by increases in operating expenses and the provision for losses and LAE.

Net Premiums Written and Earned

Net premiums written and earned increased in the three months ended March 31, 2024 by 16%, compared to the three months ended March 31, 2023. Net premiums written and earned in the three months ended March 31, 2024 include $15.3 million of net premiums written and earned by our title insurance operations. The increase in net premiums written and earned was also due to the increase in our average IIF from $228.9 billion at March 31, 2023 to $238.6 billion at March 31, 2024. The average net premium rate was 0.36% and 0.34% for the three months ended March 31, 2024 and 2023, respectively. The increase in the average net premium rate in the three month period ended March 31, 2024 was a result of a decrease in ceded premiums, changes in the mix of mortgages we insure, higher persistency and changes in our pricing. In the three months ended March 31, 2024, ceded premiums decreased to $30.4 million from $33.6 million in the three months ended March 31, 2023 primarily due to a decrease in outstanding excess of loss reinsurance in the three months ended March 31, 2024 than the comparable period of the prior year, as a result of the retiring of outstanding notes for two of our seasoned ILN transactions in 2023.

In the three months ended March 31, 2024 and 2023, unearned premiums decreased by $7.1 million and $5.4 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $2.9 million and $6.9 million, respectively, which was offset by $10.0 million and $12.3 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Fixed maturities	$46,288	$43,473
Short-term investments	7,143	1,721
Gross investment income	53,431	45,194
Investment expenses	(1,346)	(1,958)
Net investment income	$52,085	$43,236

The increase in net investment income for the three months ended March 31, 2024 as compared to the same period in 2023 was due to the increase in the weighted average balance of our investment portfolio as well as an increase in the pre-tax investment income yield. The average cash and investment portfolio balance increased to $5.8 billion for the three months ended March 31, 2024 from $5.3 billion for the three months ended March 31, 2023. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. The pre-tax investment income yield increased from 3.4% in the three months ended March 31, 2023 to 3.7% in the three months ended March 31, 2024 primarily due to a general increase in investment yields due to increasing interest rates. The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income (Loss) from Other Invested Assets

Income (loss) from other invested assets for the three months ended March 31, 2024 was a loss of $1.9 million as compared to a loss of $2.7 million for the three months ended March 31, 2023. The decrease in losses from other invested assets was primarily due to improved fair value adjustments recorded during the three months ended March 31, 2024 as compared to the same periods in 2023.

Other Income

Other income for the three months ended March 31, 2024 was $3.7 million as compared to $4.9 million for the three months ended March 31, 2023. The decrease in other income for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to changes in the fair value of the embedded derivatives contained in certain of our reinsurance agreements. In the three months ended March 31, 2024, we recorded an unfavorable decrease in the fair value of these embedded derivatives of $1.9 million compared to an unfavorable decrease in the fair value of the embedded derivatives of $0.4 million in the three months ended March 31, 2023. Other income also includes Triad service fee income, contract underwriting revenues and underwriting consulting services to third-party reinsurers. For the three months ended March 31, 2024, other income also includes settlement services revenues from our title operations.

Provision for Losses and Loss Adjustment Expenses

In the three months ended March 31, 2024 we recorded a provision for losses of $9.9 million compared to a benefit of $0.2 million for the three months ended March 31, 2023. The increase in provision for losses is primarily due to a provision for losses recorded for current year defaults along with an increase in reserve per default, partially offset by cure activity for defaults reported in prior years.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Beginning default inventory	14,819	13,433
Plus: new defaults	8,260	7,015
Less: cures	(8,951)	(7,574)
Less: claims paid	(123)	(94)
Less: rescissions and denials, net	(13)	(7)
Ending default inventory	13,992	12,773

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of March 31,
	2024	2023
Case reserves (in thousands) (1)	$233,884	$199,108
Total reserves (in thousands) (1)	$253,565	$215,957
Ending default inventory	13,992	12,773
Average case reserve per default (in thousands)	$16.7	$15.6
Average total reserve per default (in thousands)	$18.1	$16.9
Default rate	1.72%	1.57%
Claims received included in ending default inventory	142	113

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $32 thousand, as well as title insurance reserves of $13.7 million, as of March 31, 2024.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended March 31,
(In thousands)	2024	2023
Reserve for losses and LAE at beginning of period	$260,095	$216,464
Less: Reinsurance recoverables	24,104	14,618
Net reserve for losses and LAE at beginning of period	235,991	201,846
Add provision for losses and LAE occurring in:
Current period	39,396	32,694
Prior years	(29,483)	(32,874)
Incurred losses and LAE during the current period	9,913	(180)
Deduct payments for losses and LAE occurring in:
Current period	404	—
Prior years	4,846	2,001
Loss and LAE payments during the current period	5,250	2,001
Net reserve for losses and LAE at end of period	240,654	199,665
Plus: Reinsurance recoverables	26,670	16,357
Reserve for losses and LAE at end of period	$267,324	$216,022

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of March 31, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	6,527	47%	$42,354	18%	$482,151	9%
Four to eleven payments	5,440	39	104,123	45	426,513	24
Twelve or more payments	1,883	13	80,025	34	130,816	61
Pending claims	142	1	7,382	3	8,351	88
Total case reserves (1)	13,992	100%	233,884	100%	$1,047,831	22%
IBNR			17,541
LAE			2,140
Total reserves for losses and LAE (1)			$253,565

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $32 thousand, as well as title insurance reserves of $13.7 million, as of March 31, 2024.

	As of March 31, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	5,366	42%	$31,080	16%	$366,993	8%
Four to eleven payments	5,106	40	78,125	39	363,299	22
Twelve or more payments	2,188	17	85,517	43	130,520	66
Pending claims	113	1	4,386	2	5,004	88
Total case reserves (2)	12,773	100%	199,108	100%	$865,816	23%
IBNR			14,933
LAE			1,916
Total reserves for losses and LAE (2)			$215,957

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.1 million as of March 31, 2023.

During the three months ended March 31, 2024, the provision for losses and LAE was $9.9 million, comprised of $39.4 million of current year losses partially offset by $29.5 million of favorable prior years’ loss development. During the three months ended March 31, 2023, the provision for losses and LAE was a benefit of $0.2 million, comprised of $32.9 million of favorable prior years’ loss development partially offset by a provision of $32.7 million for current year losses. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Number of claims paid	123	94
Amount of claims paid	$3,605	$1,959
Claim severity	65%	59%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2024		2023
($ in thousands)	$	%	$	%
Compensation and benefits	$34,708	61%	$26,629	55%
Premium taxes	4,919	9	4,653	10
Other	17,722	30	16,913	35
Total other underwriting and operating expenses	$57,349	100%	$48,195	100%

Number of employees at end of period		526		337

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to an increase in the number of employees resulting from the acquisition of the title operations, as well as increased stock compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in premiums written, including title insurance premiums written net of premiums retained by agents, in the three months ended March 31, 2024.

•Other expenses increased primarily as a result of the title and settlement services direct costs incurred in the three months ended March 31, 2024, and increases in software related expenses partially offset by a decrease in professional fees and an increase in ceding commission earned under the QSR Agreement. In the three months ended March 31, 2023, other expenses included approximately $3.4 million of transaction costs associated with the Company's title business acquisition. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three months ended March 31, 2024, we incurred interest expense of $7.9 million, respectively, as compared to $6.9 million for the three months ended March 31, 2023, respectively. The increases were primarily due to an increase in the weighted average interest rate for borrowings outstanding. For the three months ended March 31, 2024, the borrowings under the Credit Facility had a weighted average interest rate of 7.15% as compared to 6.28% for the three months ended March 31, 2023, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $32.0 million and $30.5 million for the three months ended March 31, 2024 and 2023, respectively. The provision for income taxes for the three months ended March 31, 2024 was calculated using an estimated annual effective tax rate of 15.4% as compared to an estimated annual effective tax rate of 15.1% for the three months ended March 31, 2023. For the three months ended March 31, 2024, income tax expense includes $1.7 million of discrete tax benefit associated with realized and unrealized losses recognized during the period as well as excess tax benefits associated with the vesting of common shares and common share units. For the three months ended March 31, 2023, income tax expense includes $0.2 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units. The tax effects of discrete items are recognized in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of March 31, 2024, we had substantial liquidity with cash of $164.3 million, short-term investments of $1.2 billion and fixed maturity investments of $4.2 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $720.4 million at March 31, 2024. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2024.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. mortgage insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The

Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At March 31, 2024, Essent Guaranty had unassigned surplus of approximately $325.5 million and Essent PA had unassigned surplus of approximately $17.1 million. As of March 31, 2024, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2024 of $325.5 million and $5.4 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2024, Essent Re had total equity of $1.8 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At March 31, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$216,935	$184,789
Net cash used in investing activities	(151,298)	(149,342)
Net cash used in financing activities	(43,169)	(48,054)
Net increase (decrease) in cash	$22,468	$(12,607)

Operating Activities

Cash flow provided by operating activities totaled $216.9 million for the three months ended March 31, 2024, as compared to $184.8 million for the three months ended March 31, 2023. The increase in cash flow provided by operating activities was primarily due to increases in net premiums written and investment income partially offset by an increase in operating expenses paid in the three months ended March 31, 2024.

Investing Activities

Cash flow used in investing activities totaled $151.3 million for three months ended March 31, 2024 compared to $149.3 million used in investing activities for the three months ended March 31, 2023. In both periods, cash flow used in investing activities relates primarily to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $43.2 million and $48.1 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2024 and 2023, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $45 million and $90 million, respectively. During the three months ended March 31, 2024, no capital contributions were made to our title insurance subsidiary.

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

The following tables summarizes Essent Guaranty's QSR agreements as of March 31, 2024:

QSR Agreement	Eligible Policy Period	Ceding Percentage	Ceding Commission	Profit Commission
QSR-2019	September 1, 2019 - December 31, 2020	(1)	20%	63%	(2)
QSR-2022	January 1, 2022 - December 31, 2022	20%	20%	62%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%	20%	58%
QSR-2024	January 1, 2024 - December 31, 2024	15.0%	20%	57%
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

Our combined risk-to-capital calculation for our U.S. mortgage insurance subsidiaries as of March 31, 2024 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,086,890
Contingency reserves	2,366,663
Combined statutory capital	$3,453,553
Combined net risk in force	$34,463,082
Combined risk-to-capital ratio	10.0:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the three months ended March 31, 2024 Essent Re paid $37.5 million in dividends to Essent Group and no dividends during three months ended March 31, 2023. Essent Group made no capital contributions to Essent Re during the three months ended March 31, 2024 and 2023. As of March 31, 2024, Essent Re had total stockholders’ equity of $1.8 billion and net risk in force of $22.3 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A3 with a positive outlook by Moody’s Investors Service (“Moody's”), A- with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best. The insurer financial strength rating of Essent Re is A- with a stable outlook by S&P and A (Excellent) with stable outlook by A.M. Best.

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of March 31, 2024, Essent Guaranty's Available Assets were $3.5 billion or 173% of its Minimum Required Assets of $2.0 billion based on our interpretation of the PMIERs.

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

Financial Condition

Stockholders’ Equity

As of March 31, 2024, stockholders’ equity was $5.2 billion, compared to $5.1 billion as of December 31, 2023. Stockholders' equity increased primarily due to net income generated in 2024, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan and an increase in accumulated other comprehensive loss related to an increase in our net unrealized investment losses.

Investments

As of March 31, 2024, investments totaled $5.6 billion compared to $5.5 billion as of December 31, 2023. In addition, our total cash was $164.3 million as of March 31, 2024, compared to $141.8 million as of December 31, 2023. The increase in investments was primarily due to investing net cash flows from operations during the three months ended March 31, 2024 and partially offset by an increase in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$1,036,787	19.3%	$996,382	18.9%
U.S. agency securities	1,573	0.1	7,195	0.1
U.S. agency mortgage-backed securities	787,285	14.7	821,346	15.6
Municipal debt securities(1)	539,678	10.1	547,258	10.5
Non-U.S. government securities	66,395	1.2	67,447	1.3
Corporate debt securities(2)	1,219,160	22.7	1,297,055	24.7
Residential and commercial mortgage securities	506,780	9.4	517,940	9.8
Asset-backed securities	522,352	9.7	564,995	10.7
Money market funds	689,064	12.8	444,121	8.4
Total Investments Available for Sale	$5,369,074	100.0%	$5,263,739	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	81.7%	81.4%
General obligation bonds	18.3	18.6
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	41.8%	42.0%
Consumer, non-cyclical	15.9	15.9
Industrial	8.0	8.1
Consumer, cyclical	7.2	7.1
Communications	7.1	7.2
Utilities	6.4	6.3
Technology	6.2	6.2
Energy	4.9	4.7
Basic Materials	2.5	2.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,523,003	53.9%	$2,561,363	53.2%
Aa1	107,659	2.3	104,474	2.2
Aa2	281,505	6.0	291,501	6.0
Aa3	198,316	4.2	208,882	4.3
A1	368,360	7.9	377,188	7.8
A2	285,058	6.1	329,423	6.8
A3	269,390	5.8	253,081	5.3
Baa1	199,880	4.3	220,901	4.6
Baa2	210,558	4.5	226,449	4.7
Baa3	160,219	3.4	166,121	3.4
Below Baa3	76,062	1.6	80,235	1.7
Total (2)	$4,680,010	100.0%	$4,819,618	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $689,064 and $444,121 of money market funds at March 31, 2024 and December 31, 2023, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$2,074,776	38.6%	$1,892,074	35.9%
1 to < 2 Years	359,920	6.7	371,583	7.1
2 to < 3 Years	496,204	9.2	538,775	10.2
3 to < 4 Years	364,968	6.8	402,668	7.6
4 to < 5 Years	422,678	7.9	376,722	7.2
5 or more Years	1,650,528	30.8	1,681,917	32.0
Total Investments Available for Sale	$5,369,074	100.0%	$5,263,739	100.0%

Top Ten Investments Available for Sale Holdings

	March 31, 2024
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury Bill 07/11/2024	$75,078	$75,100	$(23)	Aaa
2	US Treasury Bill 04/18/2024	67,282	67,284	(2)	Aaa
3	US Treasury Bill 06/20/2024	59,439	59,444	(4)	Aaa
4	US Treasury Bill 09/05/2024	47,770	47,767	3	Aaa
5	US Treasury Bill 08/08/2024	47,230	47,248	(18)	Aaa
6	US Treasury 4.000% 01/31/2029	40,510	40,660	(150)	Aaa
7	US Treasury 2.875% 06/15/2025	40,269	41,094	(825)	Aaa
8	US Treasury 1.500% 08/15/2026	31,678	34,272	(2,593)	Aaa
9	GNMA 6.0% 11/20/2053	28,569	28,743	(174)	Aaa
10	US Treasury Bill 07/23/2024	28,145	28,148	(4)	Aaa
Total		$465,970	$469,760	$(3,790)
Percent of Investments Available for Sale		8.7%

(1)As of March 31, 2024, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Rank	December 31, 2023
($ in thousands)	Security	Fair Value
1	US Treasury 0.000% 04/18/2024	$66,405
2	US Treasury 0.000% 07/11/2024	55,360
3	US Treasury 2.875% 06/15/2025	40,340
4	US Treasury 0.000% 08/08/2024	34,100
5	US Treasury 1.500% 08/15/2026	31,822
6	US Treasury 0.000% 06/23/2024	29,381
7	GNMA 30 Year Platinum 6.000% 11/20/2053	29,116
8	US Treasury 0.000% 09/05/2024	28,716
9	FHLMC 30 Year UMBS 5.500% 11/01/2052	27,827
10	US Treasury 0.250% 05/31/2025	24,117
Total		$367,184
Percent of Investments Available for Sale		7.0%

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of March 31, 2024:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Fin Auth	$13,376	$13,777	Aa2
Dormitory Authority of State of New York	9,472	9,715	A1
Triborough Bridge & Tunnel Authority	9,126	9,800	Aa3
City of New York	7,141	7,051	Aa2
New York St Urban Dev Corp	6,536	6,797	Aa1
Port Authority of New York and New Jersey	5,330	5,948	Aa3
Monroe Cnty NY Indl Dev Corp	3,369	3,240	Aa3
Metropolitan Transportation Authority	3,149	3,304	A3
New York City Municipal Water Finance Authority	2,993	2,920	Aa1
New York Transportation Development Corp	2,176	2,180	A1
City of Yonkers NY	2,169	2,283	A2
Long Island Power Authority	1,642	1,635	A2
New York St Twy Auth	1,280	1,289	A1
New York (State of)	702	790	A1
Nassau Cnty NY	270	268	Aa3
	$68,731	$70,997

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	$9,196	$10,829	A1
State of California	8,841	8,995	Aa2
Los Angeles Unified School District/CA	6,737	7,249	Aa3
San Joaquin Hills Transportation Corridor Agency	6,717	7,725	A1
City of Anaheim CA	5,801	7,725	A1
Community Hospitals of Central California Obligated Group	5,536	7,725	A1
Golden State Tobacco Securitization Corp	4,124	5,033	A3
San Francisco City & County Airport Comm-San Francisco International Airport	3,729	3,616	A1
City of Carson CA	3,501	4,385	Aa3
San Jose Unified School District	3,259	4,090	Aaa
Redwoods/The a Community of Seniors	3,109	3,740	Aa3
Tuolumne Wind Project Authority	2,981	3,031	A2
County of Kern CA	2,728	2,743	Baa2
Chabot-Las Positas Community College District	2,635	2,723	Aa2
Port of Oakland	2,418	2,491	A1
City of Inglewood CA	2,266	3,109	Aa2
City of Monterey Park CA	2,211	2,969	Aa2
County of Riverside CA	2,133	2,250	Aa2
State of California Personal Income Tax Revenue	2,058	2,103	Aa3
City of San Francisco CA Public Utilities Commission Water Revenue	2,020	2,331	Aa2
Foothill-Eastern Transportation Corridor Agency	1,762	2,350	A1
Bay Area Water Supply & Conservation Agency	1,665	1,687	Aa3
Riverside County Transportation Commission	1,316	1,665	A2
Regents of the University of California Medical Center Pooled Revenue	1,300	1,360	Aa3
University of California	1,258	1,292	Aa2
City of Torrance CA	1,144	1,237	Aa2
City of El Cajon CA	975	1,282	Aa2
City of El Monte CA	870	1,000	Aa2
Alameda Corridor Transportation Authority	809	852	A3
Cathedral City Redevelopment Agency Successor Agency	704	704	Aa2
Pomona Redevelopment Agency Successor Agency	681	700	Aa2
California Independent System Operator Corp	568	725	A1
County of Sacramento CA	486	483	A1
Los Angeles County Securitization Corp	435	468	A3
California State University	239	250	Aa2
Oxnard Union High School District	217	250	Aa2
City of Los Angeles Department of Airports	206	208	Aa3
City of San Jose CA	179	205	Aa2
City of Riverside CA	154	155	Aa2
Compton Community College District	115	114	Aa3
City of Los Angeles CA	96	110	Aa3
	$97,179	$111,959

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2024, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2023 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards adopted or under evaluation.

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

At March 31, 2024, the effective duration of our investments available for sale was 3.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.3% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.2 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.2% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this Quarterly Report.

In conducting our evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, we have excluded the acquisition of our title insurance operations (Title) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend one year beyond the date of acquisition or one annual reporting period). The acquisition was completed effective July 1, 2023. As of and for the three months ended March 31, 2024, Title's assets represented less than 3% of consolidated assets and revenues represented less than 6% of consolidated revenues. For additional information regarding this acquisition and its impact on the Company's consolidated financial statements, see Note 15 to our condensed consolidated financial statements.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as discussed below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report, along with the disclosure below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2024.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2024	33,161	$53.36	200
February 1 - February 29, 2024	57,208	$52.29	57,208
March 1 - March 31, 2024	164,015	$53.60	39,703
Total	254,384		97,111	$244,867

(1)As of March 31, 2024, the Company was authorized to purchase up to $250 million of its common shares, announced in May 2022, of which $5.1 million had been utilized. The remaining $244.9 million in the table represents the amount available to repurchase shares under the share repurchase plan as of March 31, 2024. In April 2024, the Company repurchased an additional 59 thousand shares at a total cost of $3.2 million. After the April repurchases, the amount remaining under the share repurchase plan was $241.7 million.

Item 5. Other Information

2024 Annual General Meeting of Shareholders

On May 1, 2024, we held our 2024 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 106,749,888 common shares were entitled to vote as of March 8, 2024, the record date for the Annual Meeting, of which 100,905,534 shares were present in person or by proxy at the Annual Meeting.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of three Class I directors to serve through the 2027 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
Class I Director to Serve Through the 2027 Annual General Meeting of Shareholders:
Aditya Dutt	90,972,117	8,526,961	1,406,456
Henna Karna	97,040,804	2,458,274	1,406,456
Roy J. Kasmar	96,969,523	2,529,555	1,406,456

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2024 and until the 2025 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	100,370,851
Votes Against	508,479
Abstentions	26,202

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	72,055,922
Votes Against	27,390,718
Abstentions	52,434
Broker Non-Votes	1,406,460

Executive Trading Plan

On March 11, 2024, David Weinstock, the Company’s Senior Vice President and Chief Financial Officer, entered into a 10b5-1 sales plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of up to an aggregate of 4,000 shares of the Company’s common stock beneficially owned by Mr. Weinstock during the term of the Plan and will be in effect until the earlier of (1) February 8, 2025 and (2) the date on which an aggregate of 4,000 shares of the Company’s common stock have been sold under the Plan.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 6, 2024	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2024	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)