Form 10-Q
period 2024-06-30
Essent Group Ltd.
filed 2024-08-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 1, 2024 was 106,248,966.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2024	2023
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2024 — $4,286,271; 2023 — $4,658,168)	$3,931,471	$4,335,008
Short-term investments available for sale, at fair value (amortized cost: 2024 — $1,523,558; 2023 — $928,562)	1,523,512	928,731
Total investments available for sale	5,454,983	5,263,739
Other invested assets	282,781	277,226
Total investments	5,737,764	5,540,965
Cash	197,402	141,787
Accrued investment income	35,534	35,689
Accounts receivable	56,974	63,266
Deferred policy acquisition costs	9,199	9,139
Property and equipment (at cost, less accumulated depreciation of $72,911 in 2024 and $71,168 in 2023)	42,905	41,304
Prepaid federal income tax	487,456	470,646
Goodwill and intangible assets, net	70,258	72,826
Other assets	55,253	51,051
Total assets	$6,692,745	$6,426,673

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$260,688	$260,095
Unearned premium reserve	126,938	140,285
Net deferred tax liability	381,393	362,753
Credit facility borrowings (at carrying value, less unamortized deferred costs of $2,552 in 2024 and $3,080 in 2023)	422,448	421,920
Other accrued liabilities	121,488	139,070
Total liabilities	1,312,955	1,324,123
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 106,372 shares in 2024 and 106,597 shares in 2023	1,596	1,599
Additional paid-in capital	1,278,918	1,299,869
Accumulated other comprehensive loss	(307,637)	(280,496)
Retained earnings	4,406,913	4,081,578
Total stockholders’ equity	5,379,790	5,102,550
Total liabilities and stockholders’ equity	$6,692,745	$6,426,673

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Net premiums written	$245,566	$209,621	$484,106	$415,521
Decrease in unearned premiums	6,325	3,608	13,375	8,966
Net premiums earned	251,891	213,229	497,481	424,487
Net investment income	56,086	45,250	108,171	88,486
Realized investment losses, net	(1,164)	(1,589)	(2,304)	(2,077)
(Loss) income from other invested assets	(419)	(4,852)	(2,334)	(7,554)
Other income	6,548	8,090	10,285	13,032
Total revenues	312,942	260,128	611,299	516,374

Losses and expenses:
Provision (benefit) for losses and LAE	(334)	1,260	9,579	1,080
Other underwriting and operating expenses	55,987	42,174	113,336	90,369
Premiums retained by agents	10,215	—	19,706	—
Interest expense	7,849	7,394	15,711	14,330
Total losses and expenses	73,717	50,828	158,332	105,779

Income before income taxes	239,225	209,300	452,967	410,595
Income tax expense	35,616	37,067	67,639	67,535
Net income	$203,609	$172,233	$385,328	$343,060

Earnings per share:
Basic	$1.93	$1.62	$3.65	$3.22
Diluted	1.91	1.61	3.61	3.20

Weighted average shares outstanding:
Basic	105,657	106,249	105,677	106,594
Diluted	106,778	107,093	106,774	107,338

Net income	$203,609	$172,233	$385,328	$343,060

Other comprehensive income loss:
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of ($1,592) and ($5,046) in the three months ended June 30, 2024 and 2023 and ($4,714) and $4,382 in the six months ended June 30, 2024 and 2023.	(5,375)	(36,098)	(27,141)	22,655
Total other comprehensive income loss	(5,375)	(36,098)	(27,141)	22,655
Comprehensive income	$198,234	$136,135	$358,187	$365,715

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Common Shares
Balance, beginning of period	$1,601	$1,615	$1,599	$1,615
Issuance of management incentive shares	1	—	8	8
Forfeiture of management incentive shares	—	—	(1)	—
Cancellation of treasury stock	(6)	(10)	(10)	(18)
Balance, end of period	1,596	1,605	1,596	1,605
Additional Paid-In Capital
Balance, beginning of period	1,293,424	1,334,607	1,299,869	1,350,377
Dividends and dividend equivalents declared	514	415	803	818
Issuance of management incentive shares	(1)	—	(8)	(8)
Forfeiture of management incentive shares	—	—	1	—
Stock-based compensation expense	6,972	4,354	13,792	9,460
Cancellation of treasury stock	(21,991)	(29,542)	(35,539)	(50,813)
Balance, end of period	1,278,918	1,309,834	1,278,918	1,309,834
Accumulated Other Comprehensive Loss
Balance, beginning of period	(302,262)	(324,037)	(280,496)	(382,790)
Other comprehensive income (loss)	(5,375)	(36,098)	(27,141)	22,655
Balance, end of period	(307,637)	(360,135)	(307,637)	(360,135)
Retained Earnings
Balance, beginning of period	4,233,391	3,636,756	4,081,578	3,493,107
Net income	203,609	172,233	385,328	343,060
Dividends and dividend equivalents declared	(30,087)	(26,941)	(59,993)	(54,119)
Balance, end of period	4,406,913	3,782,048	4,406,913	3,782,048
Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(21,997)	(29,552)	(35,549)	(50,831)
Cancellation of treasury stock	21,997	29,552	35,549	50,831
Balance, end of period	—	—	—	—
Total Stockholders' Equity	$5,379,790	$4,733,352	$5,379,790	$4,733,352

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating Activities
Net income	$385,328	$343,060
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	2,304	2,077
Loss (income) from other invested assets	2,334	7,554
Distribution of income from other invested assets	3,124	1,715
Depreciation and amortization	2,859	1,439
Stock-based compensation expense	13,792	9,460
Amortization of premium on investment securities	9,675	6,707
Deferred income tax provision	20,623	(32,850)
Change in:
Accrued investment income	155	(2,937)
Accounts receivable	9,992	(5,308)
Deferred policy acquisition costs	(60)	450
Prepaid federal income tax	(16,810)	(28,000)
Other assets	1,513	68,514
Reserve for losses and LAE	593	479
Unearned premium reserve	(13,347)	(8,966)
Other accrued liabilities	(16,449)	(10,894)
Net cash provided by operating activities	405,626	352,500

Investing Activities
Net change in short-term investments	(594,781)	(331,513)
Purchase of investments available for sale	(63,548)	(849,582)
Proceeds from maturity of investments available for sale	245,491	533,563
Proceeds from sales of investments available for sale	174,121	404,708
Purchase of other invested assets	(12,816)	(19,158)
Return of investment from other invested assets	1,803	1,272
Purchase of property and equipment	(5,542)	(797)
Net cash used in investing activities	(255,272)	(261,507)

Financing Activities
Treasury stock acquired	(35,549)	(50,831)
Dividends paid	(59,190)	(53,301)
Net cash used in financing activities	(94,739)	(104,132)

Net increase (decrease) in cash	55,615	(13,139)
Cash at beginning of year	141,787	81,240
Cash at end of period	$197,402	$68,101

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(51,256)	$(34,671)
Interest payments	(15,444)	(13,520)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$—	$17,293

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

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2024 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,019,443	$106	$(20,373)	$999,176
U.S. agency mortgage-backed securities	876,049	25	(118,484)	757,590
Municipal debt securities (1)	568,369	2,951	(46,924)	524,396
Non-U.S. government securities	77,370	—	(11,339)	66,031
Corporate debt securities (2)	1,248,288	1,034	(97,346)	1,151,976
Residential and commercial mortgage securities	550,708	248	(51,969)	498,987
Asset-backed securities	468,228	410	(13,185)	455,453
Money market funds	1,001,374	—	—	1,001,374
Total investments available for sale	$5,809,829	$4,774	$(359,620)	$5,454,983

December 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,014,076	$1,434	$(19,128)	$996,382
U.S. agency securities	7,199	—	(4)	7,195
U.S. agency mortgage-backed securities	922,907	438	(101,999)	821,346
Municipal debt securities (1)	585,047	6,660	(44,449)	547,258
Non-U.S. government securities	77,516	—	(10,069)	67,447
Corporate debt securities (2)	1,380,533	4,425	(87,903)	1,297,055
Residential and commercial mortgage securities	571,163	286	(53,509)	517,940
Asset-backed securities	584,168	203	(19,376)	564,995
Money market funds	444,121	—	—	444,121
Total investments available for sale	$5,586,730	$13,446	$(336,437)	$5,263,739

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	83.0%	81.4%
General obligation bonds	17.0	18.6
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	40.7%	42.0%
Consumer, non-cyclical	16.5	15.9
Industrial	7.7	8.1
Consumer, cyclical	7.5	7.1
Communications	7.3	7.2
Utilities	6.2	6.3
Technology	6.5	6.2
Energy	5.0	4.7
Basic Materials	2.6	2.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$669,532	$666,822
Due after 1 but within 5 years	296,652	284,595
Due after 5 but within 10 years	38,816	35,074
Due after 10 years	14,443	12,685
Subtotal	1,019,443	999,176
Municipal debt securities:
Due in 1 year	10,148	9,992
Due after 1 but within 5 years	86,662	83,246
Due after 5 but within 10 years	125,670	116,787
Due after 10 years	345,889	314,371
Subtotal	568,369	524,396
Non-U.S. government securities:
Due in 1 year	4,800	4,715
Due after 1 but within 5 years	31,896	30,319
Due after 5 but within 10 years	8,338	6,856
Due after 10 years	32,336	24,141
Subtotal	77,370	66,031
Corporate debt securities:
Due in 1 year	160,824	159,044
Due after 1 but within 5 years	405,414	384,152
Due after 5 but within 10 years	536,015	491,049
Due after 10 years	146,035	117,731
Subtotal	1,248,288	1,151,976
U.S. agency mortgage-backed securities	876,049	757,590
Residential and commercial mortgage securities	550,708	498,987
Asset-backed securities	468,228	455,453
Money market funds	1,001,374	1,001,374
Total investments available for sale	$5,809,829	$5,454,983

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Realized gross gains	$51	$23	$55	$892
Realized gross losses	(692)	(1,436)	(1,836)	(2,793)
Impairment loss	(523)	(176)	(523)	(176)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$676,520	$(10,015)	$156,302	$(10,358)	$832,822	$(20,373)
U.S. agency mortgage-backed securities	79,991	(2,181)	670,718	(116,303)	750,709	(118,484)
Municipal debt securities	91,994	(2,191)	309,410	(44,733)	401,404	(46,924)
Non-U.S. government securities	2,999	(1,406)	63,032	(9,933)	66,031	(11,339)
Corporate debt securities	256,400	(7,793)	812,456	(89,553)	1,068,856	(97,346)
Residential and commercial mortgage securities	27,485	(1,716)	457,287	(50,253)	484,772	(51,969)
Asset-backed securities	49,201	(1,100)	228,156	(12,085)	277,357	(13,185)
Total	$1,184,590	$(26,402)	$2,697,361	$(333,218)	$3,881,951	$(359,620)

	Less than 12 months		12 months or more		Total
December 31, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,398	$(1,075)	$355,921	$(18,053)	$495,319	$(19,128)
U.S. agency securities	5,572	(2)	1,623	(2)	7,195	(4)
U.S. agency mortgage-backed securities	129,359	(1,616)	654,018	(100,383)	783,377	(101,999)
Municipal debt securities	59,301	(987)	297,039	(43,462)	356,340	(44,449)
Non-U.S. government securities	—	—	67,447	(10,069)	67,447	(10,069)
Corporate debt securities	119,764	(733)	905,606	(87,170)	1,025,370	(87,903)
Residential and commercial mortgage securities	31,936	(999)	459,789	(52,510)	491,725	(53,509)
Asset-backed securities	65,195	(347)	459,324	(19,029)	524,519	(19,376)
Total	$550,525	$(5,759)	$3,200,767	$(330,678)	$3,751,292	$(336,437)

At June 30, 2024 and December 31, 2023, we held 2,117 and 2,256 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at June 30, 2024 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 98% of the securities at June 30, 2024 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $0.5 million in the three and six months ended June 30, 2024 and impairments of
$0.2 million in the three and six months ended June 30, 2023 due to our intent to sell securities in an unrealized loss position.

The Company's other invested assets at June 30, 2024 and December 31, 2023 totaled $282.8 million and $277.2 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $138.0 million as of June 30, 2024. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At June 30, 2024, maximum future funding commitments were $44.5 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.2 million at June 30, 2024 and $9.2 million at December 31, 2023. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at June 30, 2024 and $1.1 billion at December 31, 2023. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.7 million at June 30, 2024 and $9.2 million at December 31, 2023.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Fixed maturities	$45,368	$43,775	$91,656	$87,251
Short-term investments	11,831	3,298	18,974	5,017
Gross investment income	57,199	47,073	110,630	92,268
Investment expenses	(1,113)	(1,823)	(2,459)	(3,782)
Net investment income	$56,086	$45,250	$108,171	$88,486

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net premiums written:
Direct	$272,910	$249,167	$541,841	$488,658
Ceded (1)	(27,344)	(39,546)	(57,735)	(73,137)
Net premiums written	$245,566	$209,621	$484,106	$415,521

Net premiums earned:
Direct	$279,235	$252,775	$555,216	$497,624
Ceded (1)	(27,344)	(39,546)	(57,735)	(73,137)
Net premiums earned	$251,891	$213,229	$497,481	$424,487

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

The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of June 30, 2024:

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

Total RIF ceded under the QSR agreements was $8.4 billion as of June 30, 2024.

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

Essent Guaranty has entered into reinsurance agreements with panels of reinsurers that provides excess of loss coverage on new insurance written from January 1, 2018 through August 31, 2019 and from October 1, 2021 through December 31, 2023. Effective July 1, 2024, Essent Guaranty has entered into a reinsurance agreement with a panel of reinsurers that provides excess of loss coverage on new insurance written from January 1, 2024 through December 31, 2024. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of June 30, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$27,796,132	$7,390,779	$250,732	$278,227	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	32,876,424	9,007,485	301,015	277,770	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	29,790,115	8,096,398	209,409	302,032	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	29,594,148	8,102,672	281,462	281,434	July 25, 2028
Total		$120,056,819	$32,597,334	$1,042,618	$1,139,463

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of June 30, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	$5,024,587	$1,321,732	$76,144	$244,991	February 25, 2026
XOL 2020-1	Jan. 2019 - Aug. 2019	6,290,687	1,658,671	32,770	212,557	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	67,094,902	18,213,963	141,992	502,788	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	39,252,349	10,868,626	36,627	366,154	January 1, 2028
Total		$117,662,525	$32,062,992	$287,533	$1,326,490

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of June 30, 2024:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$250,732	$(5,098)	$36	$(5,062)
Radnor Re 2021-2 Ltd.	301,015	(5,561)	63	(5,498)
Radnor Re 2022-1 Ltd.	209,409	74	44	118
Radnor Re 2023-1 Ltd.	281,462	341	76	417
Total	$1,042,618	$(10,244)	$219	$(10,025)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

(In thousands)	2024	2023
Reserve for losses and LAE at beginning of period	$260,095	$216,464
Less: Reinsurance recoverables	24,104	14,618
Net reserve for losses and LAE at beginning of period	235,991	201,846
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	70,584	64,070
Prior years	(61,005)	(62,990)
Net incurred losses and LAE during the current period	9,579	1,080
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	885	31
Prior years	10,118	3,910
Net loss and LAE payments during the current period	11,003	3,941
Net reserve for losses and LAE at end of period	234,567	198,985
Plus: Reinsurance recoverables	26,121	17,958
Reserve for losses and LAE at end of period	$260,688	$216,943

For the six months ended June 30, 2024, $10.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $61.0 million favorable prior year development during the six months ended June 30, 2024. Reserves remaining as of June 30, 2024 for prior years are $164.9 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2023, $3.9 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $63.0 million favorable prior year development during the six months ended June 30, 2023. Reserves remaining as of June 30, 2023 for prior years were $134.9 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Debt Obligations

Credit Facility

Through June 30, 2024, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), were parties to a five-year secured credit facility with a committed capacity of $825 million (the "Existing Credit Facility"). The Existing Credit Facility also provided for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Existing Credit Facility may have been used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrued interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee was due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee were based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The annual commitment fee rate at June 30, 2024 was 0.25%. The obligations under the Exisiting Credit Facility were secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contained several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). As of June 30, 2024, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Existing Credit Facility with a weighted average interest rate of 7.07%. As of December 31, 2023, $425 million had been borrowed with a weighted average interest rate of 7.11%.

On July 1, 2024, Essent Group completed an underwritten public offering of $500 million principal amount of 6.25% Senior Notes due 2029 (the “Senior Notes" or "Offering"). Interest on the Senior Notes will be payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Senior Notes will mature on July 1, 2029. At any time prior to June 1, 2029 (one month prior to the maturity date), the Company may redeem the Senior Notes, at its option, in whole or in part, at any time and from time to time, at a redemption price described in the Supplemental Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time and from time to time on or after June 1, 2029, the Company may redeem, at its option, in whole or in part, the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The net proceeds from the sale of the Senior Notes, after deducting the underwriting discounts and commissions and estimated offering expenses, were approximately $495.3 million. The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility described above, and intends to use the remaining net proceeds for general corporate purposes.

On July 1, 2024, concurrently with the closing of the Offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of its Existing Credit Agreement, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Existing Credit Facility. Under the Revolving Credit Agreement, the Refinancing Agreement Revolving Lenders (as defined therein) agreed to provide the Company with a five-year unsecured revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”). The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million in remedy payments in the six months ended June 30, 2024, and we made no remedy payments in the six months ended June 30, 2023. As

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of June 30, 2024, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2024 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2024, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2024	2023
March 31	$0.28	$0.25
June 30	0.28	0.25
September 30	—	0.25
December 31	—	0.25
Total dividends per common share declared and paid	$0.56	$1.00

In August 2024, the Board of Directors declared a quarterly cash dividend of $0.28 per common share payable on September 10, 2024 to shareholders of record on August 30, 2024.

Share Repurchase Plan

In October 2023, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. Through June 30, 2024, the Company repurchased 492,790 common shares at a cost of $27.1 million under the 2023 plan, leaving $222.9 million remaining unused under the authorized repurchase plan as of June 30, 2024.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of June 30, 2024, there were 3.3 million common shares available for future grant under the 2013 Plan.

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the six months ended June 30, 2024:

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	844	$14.29	149	$44.40	724	$41.49	57	$44.00
Granted	244	21.84	53	53.87	339	50.02	18	56.84
Vested	(167)	15.64	(73)	44.44	(194)	41.18	(19)	43.73
Forfeited	(84)	15.64	—	—	(13)	43.78	(5)	44.08
Outstanding at June 30, 2024	837	$16.09	129	$48.26	856	$44.91	51	$48.57

In February 2024, certain members of senior management were granted nonvested common shares under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards granted in February 2024 vest annually in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February 2024 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2024 and vest on March 1, 2027. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

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

In February 2024, nonvested common share units were issued to certain vice president and staff level employees and are subject to time-based vesting in two equal installments on January 6, 2025 and 2026. In connection with our incentive program covering bonus awards for performance year 2023, in February 2024, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2025, 2026 and 2027. Also in February 2024, time-based share units were granted to certain vice president and staff level employees that vest in three equal installments on March 1, 2027, 2028 and 2029.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2022, 2023 and 2024 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk-neutral simulation taking into effect the vesting conditions of the grant.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $24.3 million and $14.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $37.7 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2024 and we expect to recognize the expense over a weighted average period of 2.6 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 157,832 in the six months ended June 30, 2024. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2024.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$6,972	$4,354	$13,792	$9,460
Income tax benefit	1,400	861	2,778	1,879

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At June 30, 2024, Essent Guaranty had unassigned surplus of approximately $352.4 million and Essent PA had unassigned surplus of approximately $19.4 million. In three and six months ended June 30, 2024 Essent Guaranty paid dividends of $62.5 million and $107.5 million, respectively, to its parent, Essent US Holdings, Inc. In three and six months ended June 30, 2023, Essent Guaranty paid dividends of $90 million and $180 million to its parent, Essent US Holdings, Inc. Essent PA did not pay a dividend in the three and six months ended June 30, 2024 or 2023. As of June 30, 2024, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2023 of $323.8 million and $5.4 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2024, Essent Re had total equity of $1.8 billion. At June 30, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income	$203,609	$172,233	$385,328	$343,060

Basic weighted average shares outstanding	105,657	106,249	105,677	106,594
Dilutive effect of nonvested shares	1,121	844	1,097	744
Diluted weighted average shares outstanding	106,778	107,093	106,774	107,338

Basic earnings per share	$1.93	$1.62	$3.65	$3.22
Diluted earnings per share	$1.91	$1.61	$3.61	$3.20

There were 37,219 and 15,528 antidilutive shares for the three months ended June 30, 2024 and 2023, respectively, and 102,475 and 63,433 antidilutive shares for the six months ended June 30, 2024 and 2023, respectively.

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

	2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
June 30, 2024	190%	95%	200%	100%	200%	100%	(1)	(1)
June 30, 2023			200%	100%	200%	100%	139%	69.5%
(1) The 2021 performance based awards vested at 133% relative to target on March 1, 2024.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(347,880)	$45,618	$(302,262)	$(375,049)	$51,012	$(324,037)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(8,131)	1,773	(6,358)	(42,733)	5,385	(37,348)
Less: Reclassification adjustment for (gains) losses included in net income (1)	1,164	(181)	983	1,589	(339)	1,250
Net unrealized gains (losses) on investments	(6,967)	1,592	(5,375)	(41,144)	5,046	(36,098)
Other comprehensive income (loss)	(6,967)	1,592	(5,375)	(41,144)	5,046	(36,098)
Balance at end of period	$(354,847)	$47,210	$(307,637)	$(416,193)	$56,058	$(360,135)

	Six Months Ended June 30,
	2024			2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(322,992)	$42,496	$(280,496)	$(443,230)	$60,440	$(382,790)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(34,159)	5,142	(29,017)	24,960	(4,091)	20,869
Less: Reclassification adjustment for (gains) losses included in net income (1)	2,304	(428)	1,876	2,077	(291)	1,786
Net unrealized gains (losses) on investments	(31,855)	4,714	(27,141)	27,037	(4,382)	22,655
Other comprehensive income (loss)	(31,855)	4,714	(27,141)	27,037	(4,382)	22,655
Balance at end of period	$(354,847)	$47,210	$(307,637)	$(416,193)	$56,058	$(360,135)

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

June 30, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$999,176	$—	$—	$999,176
U.S. agency securities	—	—	—	—
U.S. agency mortgage-backed securities	—	757,590	—	757,590
Municipal debt securities	—	524,396	—	524,396
Non-U.S. government securities	—	66,031	—	66,031
Corporate debt securities	—	1,151,976	—	1,151,976
Residential and commercial mortgage securities	—	498,987	—	498,987
Asset-backed securities	—	455,453	—	455,453
Money market funds	1,001,374	—	—	1,001,374
Total assets at fair value (1) (2)	$2,000,550	$3,454,433	$—	$5,454,983

December 31, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$996,382	$—	$—	$996,382
U.S. agency securities	—	7,195	—	7,195
U.S. agency mortgage-backed securities	—	821,346	—	821,346
Municipal debt securities	—	547,258	—	547,258
Non-U.S. government securities	—	67,447	—	67,447
Corporate debt securities	—	1,297,055	—	1,297,055
Residential and commercial mortgage securities	—	517,940	—	517,940
Asset-backed securities	—	564,995	—	564,995
Money market funds	444,121	—	—	444,121
Total assets at fair value (1) (2)	$1,440,503	$3,823,236	$—	$5,263,739

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s and Essent PA’s statutory net income for the three and six months ended June 30, 2024 and 2023 as well as statutory surplus and contingency reserve liability at June 30, 2024 and December 31, 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023
Essent Guaranty
Statutory net income	$261,082	$185,102

Essent PA
Statutory net income (loss)	$229	$(3,519)

	June 30,	December 31,
(In thousands)	2024	2023
Essent Guaranty
Statutory surplus	1,057,702	1,004,104
Contingency reserve liability	2,366,236	2,265,713

Essent PA
Statutory surplus	58,396	54,044
Contingency reserve liability	48,120	52,244

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

At June 30, 2024 and December 31, 2023, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of June 30, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the six months ended June 30, 2024, Essent Guaranty increased its contingency reserve by $100.5 million and Essent PA decreased its contingency reserve by $4.1 million. During the six months ended June 30, 2024 and 2023, Essent Guaranty released contingency reserves of $43.2 million and $22.5 million, respectively, and Essent PA released contingency reserves of $4.3 million and $1.9 million, respectively, to unassigned funds upon completion of the 120 month holding period.

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

Essent Re's statutory capital and surplus was $1.8 billion as of June 30, 2024 and $1.9 billion as of December 31, 2023. Essent Re's statutory net income was $170.5 million and $150.0 million for the six months ended June 30, 2024 and 2023, respectively. Statutory capital and surplus as of June 30, 2024 and December 31, 2023 and statutory net income in the six months ended June 30, 2024 and 2023 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15. Acquisitions

Effective July 1, 2023, Essent Holdings acquired all of the issued and outstanding shares of capital stock of Agents National Title Holding Company (“Agents National Title”) and the issued and outstanding membership interests of Boston National Holdings LLC (“Boston National Title”) for $92.6 million in cash in a single settlement with the seller. The purchase price was subject to further customary post-closing adjustments as described in a securities purchase agreement among the parties to the transaction, in which a post closing adjustment of $1.3 million was paid by the seller to Essent Holdings. The acquisition provides complementary products and services to our mortgage insurance business, adding a team of seasoned title professionals to Essent and providing a platform to leverage our capital, lender network and operational expertise in a well-established, adjacent real estate sector.

The acquired businesses contributed revenues of $37.2 million, principally comprised of $31.9 million of net premiums earned and $2.8 million of settlement services revenues, which are included in other income, and pre-tax net losses of $8.7 million to our results for the six months ended June 30, 2024.

We incurred $4.2 million of acquisition-related costs for the six months ended June 30, 2023. These expenses are included in other underwriting and operating expenses on our condensed consolidated income statement.

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

The following table summarizes the consideration transferred to acquire Agents National Title and Boston National Title and the amounts of identified assets acquired and liabilities assumed, including purchase accounting adjustments that have been recorded by Essent during the measurement period:

	Originally Reported	Measurement Period Adjustments	As Reported
Consideration Paid:
Cash	$92,625	$(1,315)	$91,310
Assets Acquired:
Cash and cash equivalents	5,864	—	5,864
Short-term investments	21,108	—	21,108
Fixed maturities available for sale	9,668	—	9,668
Identifiable intangible assets	26,300	(3,400)	22,900
Other assets	16,366	(2,297)	14,069
Liabilities Assumed:
Reserve for losses	14,613	(464)	14,149
Other liabilities	10,399	6,512	16,911
Total Identifiable Net Assets	54,294	(11,745)	42,549
Goodwill	$38,331	$10,430	$48,761

Adjustments to Goodwill were primarily related to the fair value of claims reserve liabilities, agency relationship intangible assets and other assets. The fair values of assets acquired and liabilities assumed, as well as resulting goodwill, were finalized as of June 30, 2024.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Agents National Title and Boston National Title. As of June 30, 2024, intangible assets were $21.5 million, net of $1.4 million of accumulated amortization.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance, reinsurance, and title insurance and settlement services to mortgage lenders, borrowers, and investors to support homeownership.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $12.5 billion and $20.8 billion for the three and six months ended June 30, 2024, respectively, compared to approximately $13.5 billion and $26.4 billion for the three and six months ended June 30, 2023, respectively. The financial strength ratings of Essent Guaranty are A3 with a positive outlook by Moody’s Investors Service (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best.

 We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of June 30, 2024, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.3 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.

As a result of our acquisitions of Agents National Title Insurance Company and Boston National Holdings LLC effective July 1, 2023, we offer title insurance and settlement services.

We have a highly experienced, talented team with 528 employees as of June 30, 2024. Our holding company is domiciled in Bermuda and our U.S. mortgage insurance business is headquartered in Radnor, Pennsylvania.

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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2024 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2024 and 2023, monthly premium policies comprised 98% and 96% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.7% at June 30, 2024. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2024. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of June 30, 2024, 49% of our IIF relates to business written since January 1, 2022 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2024, 49% of our IIF relates to business written since January 1, 2022 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

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

As more fully described in Note 4 to our condensed consolidated financial statements, at June 30, 2024, we had approximately $1.3 billion of excess of loss reinsurance covering NIW from January 1, 2018 through December 31, 2019 and August 1, 2020 through December 31, 2023 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2024. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 60% of other underwriting and operating expenses for both the three and six months ended June 30, 2024, compared to 58% and 57% of other underwriting and operating expenses for the three and six months ended June 30, 2023, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Interest Expense

Through June 30, 2024, interest expense was incurred as a result of borrowings under our secured credit facility (the “Existing Credit Facility”). Borrowings accrued interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. On July 1, 2024, we completed an underwritten public offering of $500 million of 6.25% Senior Notes due in 2029 and used approximately $425 million of the net proceeds to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility. Concurrently, on July 1, 2024, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective providing for an effective increase in the Company’s revolving credit facility borrowing capacity from $400 million to $500 million. See Note 6 to our condensed consolidated financial statements.

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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2024 and 2023 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
IIF, beginning of period	$238,477,402	$231,537,416	$239,078,262	$227,062,055
NIW - Flow	12,503,125	13,498,080	20,826,669	26,391,869
NIW - Bulk	—	—	—	—
Cancellations	(10,311,362)	(9,385,612)	(19,235,766)	(17,804,040)
IIF, end of period	$240,669,165	$235,649,884	$240,669,165	$235,649,884
Average IIF during the period	$239,538,571	$233,484,941	$239,151,136	$231,134,720
RIF, end of period	$55,521,538	$53,290,643	$55,521,538	$53,290,643

The following is a summary of our IIF at June 30, 2024 by vintage:

($ in thousands)	$	%
2024 (through June 30)	20,408,337	8.5%
2023	43,986,658	18.3
2022	54,555,338	22.7
2021	55,842,833	23.2
2020	40,789,474	16.9
2019	11,216,155	4.7
2018 and prior	13,870,370	5.7
	$240,669,165	100.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Base average premium rate	0.41%	0.40%	0.41%	0.40%
Single premium cancellations	—	—	—	—
Gross average premium rate	0.41	0.40	0.41	0.40
Ceded premiums	(0.05)	(0.07)	(0.05)	(0.06)
Net average premium rate	0.36%	0.33%	0.36%	0.34%

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

As of June 30, 2024, our combined net risk in force for our U.S. mortgage insurance companies was $34.8 billion and our combined statutory capital was $3.5 billion, resulting in a risk-to-capital ratio of 9.9:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Net premiums written	$245,566	$209,621	$484,106	$415,521
Decrease in unearned premiums	6,325	3,608	13,375	8,966
Net premiums earned	251,891	213,229	497,481	424,487
Net investment income	56,086	45,250	108,171	88,486
Realized investment gains (losses), net	(1,164)	(1,589)	(2,304)	(2,077)
Income (loss) from other invested assets	(419)	(4,852)	(2,334)	(7,554)
Other income	6,548	8,090	10,285	13,032
Total revenues	312,942	260,128	611,299	516,374

Losses and expenses:
Provision (benefit) for losses and LAE	(334)	1,260	9,579	1,080
Other underwriting and operating expenses	55,987	42,174	113,336	90,369
Premiums retained by agents	10,215	—	19,706	—
Interest expense	7,849	7,394	15,711	14,330
Total losses and expenses	73,717	50,828	158,332	105,779
Income before income taxes	239,225	209,300	452,967	410,595
Income tax expense	35,616	37,067	67,639	67,535
Net income	$203,609	$172,233	$385,328	$343,060

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

For the three months ended June 30, 2024, we reported net income of $203.6 million, compared to net income of $172.2 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, we reported net income of $385.3 million, compared to net income of $343.1 million for the six months ended June 30, 2023. The increases in our operating results in 2024 over the same periods in 2023 was primarily due to increases in net premiums earned and net investment income, partially offset by increases in operating expenses.

Net Premiums Written and Earned

Net premiums written and earned increased in the three months ended June 30, 2024 by 17% and 18%, respectively compared to the three months ended June 30, 2023. Net premium written and earned increased in the six months ended June

30, 2024 by 17%, compared to the six months ended June 30, 2023. Net premiums written and earned in the three and six months ended June 30, 2024 include $16.6 million and $31.9 million of net premiums written and earned by our title insurance operations. The increase in net premiums written and earned was also due to the increase in our average IIF from $233.5 billion for the three months ended June 30, 2023 to $239.5 billion for the three months ended and June 30, 2024, and $231.1 billion for the six months ended June 30, 2023 to $239.2 billion for the six months ended June 30, 2024. The average net premium rate was 0.36% and 0.33% for the three months ended June 30, 2024 and 2023, respectively. The average net premium rate was 0.36% and 0.34% in the six months ended June 30, 2024 and 2023, respectively. The increase in the average net premium rate in the three and six month periods ended June 30, 2024 was a result of a decrease in ceded premiums, changes in the mix of mortgages we insure, higher persistency and changes in our pricing. In the three and six months ended June 30, 2024, ceded premiums decreased to $27.3 million and $57.7 million, respectively, from $39.5 million and $73.1 million in the three and six months ended June 30, 2023, respectively, due to a decrease in outstanding excess of loss reinsurance in the three and six months ended June 30, 2024 than the comparable periods of the prior year, as a result of the retiring of outstanding notes for two of our seasoned ILN transactions in 2023.

In the three months ended June 30, 2024 and 2023, unearned premiums decreased by $6.3 million and $3.6 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $1.6 million and $7.4 million, respectively, which was offset by $7.9 million and $11.0 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2024 and 2023, unearned premiums decreased by $13.4 million and $9.0 million, respectively. This was a result of net premiums written on single premium policies of $4.5 million and $14.3 million, respectively, which was offset by $17.9 million and $23.3 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Fixed maturities	$45,368	$43,775	$91,656	$87,251
Short-term investments	11,831	3,298	18,974	5,017
Gross investment income	57,199	47,073	110,630	92,268
Investment expenses	(1,113)	(1,823)	(2,459)	(3,782)
Net investment income	$56,086	$45,250	$108,171	$88,486

The increases in net investment income for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was due to an increase in the pre-tax investment income yield as well as an increase in the weighted average balance of our investment portfolio. The pre-tax investment income yield decreased from 3.5% and 3.4% in the three and six months ended June 30, 2023 to 3.8% in both the three and six months ended June 30, 2024, respectively, primarily due to a general increase in investment yields due to rising interest rate. The average cash and investment portfolio balance increased to $6.0 billion for the three months ended June 30, 2024 from $5.4 billion for the three months ended June 30, 2023. The average cash and investment portfolio balance increased to $5.9 billion for the six months ended June 30, 2024 from $5.4 billion for the six months ended June 30, 2023. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations, See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income (Loss) from Other Invested Assets

Income (loss) from other invested assets for the three months ended June 30, 2024 was a loss of $0.4 million as compared to a loss of $4.9 million for the three months ended June 30, 2023. Income (loss) from other invested assets for the six months ended June 30, 2024 was a loss of $2.3 million as compared to a loss of $7.6 million for the six months ended June 30, 2023.The decrease in losses from other invested assets was primarily due to improved fair value adjustments recorded during the three and six months ended June 30, 2024 as compared to the same periods in 2023.

Other Income

Other income for the three months ended June 30, 2024 was $6.5 million as compared to $8.1 million for the three months ended June 30, 2023. Other income for the six months ended June 30, 2024 was $10.3 million compared to $13.0 million for the six months ended June 30, 2023. The decrease in other income for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was primarily due to a decrease in the fair value adjustments on our embedded derivatives contained in certain of our reinsurance agreements. In the three months ended June 30, 2024, we recorded a favorable increase in the fair value of these embedded derivatives of $0.7 million compared to a favorable increase in the fair value of the embedded derivatives of $2.7 million in the three months ended June 30, 2023. In the six months ended June 30, 2024 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $1.2 million compared to a net favorable increase of $2.4 million in the six months ended June 30, 2023. Other income also includes Triad service fee income, contract underwriting revenues and underwriting consulting services to third-party reinsurers. For the three and six months ended June 30, 2024, other income also includes settlement services revenues from our title operations.

Provision for Losses and Loss Adjustment Expenses

In the three months ended June 30, 2024 we recorded a benefit for losses of $0.3 million compared to a provision of $1.3 million for the three months ended June 30, 2023. In the six months ended June 30, 2024 we recorded a provision for losses of $9.6 million compared to a provision of $1.1 million for the three months ended June 30, 2023. The decrease in provision for losses during the three months ended June 30, 2024 was primarily due the composition of cure activity of defaults that cured in the three months ended June 30, 2024, compared to the same period in 2023. The increase in the provision for losses in the six months ended June 30, 2024 compared to six months ended June 30, 2023 was primarily due to a provision for losses recorded for current year defaults along with an increase in reserve per default, partially offset by cure activity for defaults reported in prior years.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning default inventory	13,992	12,773	14,819	13,433
Plus: new defaults	8,119	6,575	16,379	13,590
Less: cures	(7,956)	(6,761)	(16,907)	(14,335)
Less: claims paid	(183)	(96)	(306)	(190)
Less: rescissions and denials, net	(18)	(11)	(31)	(18)
Ending default inventory	13,954	12,480	13,954	12,480

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of June 30,
	2024	2023
Case reserves (in thousands) (1)	$226,976	$199,976
Total reserves (in thousands) (1)	$246,107	$216,888
Ending default inventory	13,954	12,480
Average case reserve per default (in thousands)	$16.3	$16.0
Average total reserve per default (in thousands)	$17.6	$17.4
Default rate	1.71%	1.52%
Claims received included in ending default inventory	135	129

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $33 thousand, as well as title insurance reserves of $14.5 million, as of June 30, 2024.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Reserve for losses and LAE at beginning of period	$267,324	$216,022	$260,095	$216,464
Less: Reinsurance recoverables	26,670	16,357	24,104	14,618
Net reserve for losses and LAE at beginning of period	240,654	199,665	235,991	201,846
Add provision for losses and LAE occurring in:
Current period	31,188	31,376	70,584	64,070
Prior years	(31,522)	(30,116)	(61,005)	(62,990)
Incurred losses and LAE during the current period	(334)	1,260	9,579	1,080
Deduct payments for losses and LAE occurring in:
Current period	481	31	885	31
Prior years	5,272	1,909	10,118	3,910
Loss and LAE payments during the current period	5,753	1,940	11,003	3,941
Net reserve for losses and LAE at end of period	234,567	198,985	234,567	198,985
Plus: Reinsurance recoverables	26,121	17,958	26,121	17,958
Reserve for losses and LAE at end of period	$260,688	$216,943	$260,688	$216,943

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of June 30, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	7,024	50%	$43,396	19%	$525,876	8%
Four to eleven payments	4,887	35	93,489	41	383,685	24
Twelve or more payments	1,908	14	82,529	37	135,616	61
Pending claims	135	1	7,562	3	8,540	89
Total case reserves (1)	13,954	100%	226,976	100%	$1,053,717	22%
IBNR			17,023
LAE			2,108
Total reserves for losses and LAE (1)			$246,107

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $33 thousand, as well as title insurance reserves of $14.5 million, as of June 30, 2024.

	As of June 30, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	5,581	45%	$33,864	17%	$388,012	9%
Four to eleven payments	4,725	38	82,196	41	348,955	24
Twelve or more payments	2,045	16	78,236	39	123,903	63
Pending claims	129	1	5,680	3	6,687	85
Total case reserves (2)	12,480	100%	199,976	100%	$867,557	23%
IBNR			14,998
LAE			1,914
Total reserves for losses and LAE (2)			$216,888

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $0.0 million as of June 30, 2023.

During the three months ended June 30, 2024, the provision for losses and LAE was a benefit of $0.3 million, comprised of $31.2 million of current year losses offset by $31.5 million of favorable prior years’ loss development. During the three months ended June 30, 2023, the provision for losses and LAE was $1.3 million, comprised of $31.4 million of current year losses partially offset by $30.1 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the six months ended June 30, 2024, the provision for losses and LAE was $9.6 million, comprised of $70.6 million of current year losses partially offset by $61.0 million of favorable prior years’ loss development. During the six months ended June 30, 2023, the provision for losses and LAE was $1.1 million, comprised of $64.1 million of current year losses partially offset by $63.0 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Number of claims paid	183	96	306	190
Amount of claims paid	$5,566	$1,890	$9,171	$3,850
Claim severity	60%	58%	62%	58%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$33,364	60%	$24,530	58%	$68,072	60%	$51,159	57%
Premium taxes	4,879	9	4,738	11	9,798	9	9,391	10
Other	17,744	31	12,906	31	35,466	30	29,819	33
Total other underwriting and operating expenses	$55,987	100%	$42,174	100%	$113,336	100%	$90,369	100%

Number of employees at end of period						528		347

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to an increase in the number of employees resulting from the acquisition of the title operations, as well as increased stock compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in premiums written, including title insurance premiums written net of premiums retained by agents, in the three and six months ended June 30, 2024.

•Other expenses increased primarily as a result of the title and settlement services direct costs incurred in the three months ended June 30, 2024, and increases in software and occupancy related expenses partially offset by a decrease in professional fees and an increase in ceding commission earned under the QSR Agreements. In the three and six months ended June 30, 2023, other expenses included approximately $0.7 million and $4.1 million, respectively, of transaction costs associated with the Company's title business acquisition. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Interest Expense

For the three and six months ended June 30, 2024, we incurred interest expense of $7.8 million and $15.7 million, respectively, as compared to $7.4 million and $14.3 million for the three and six months ended June 30, 2023, respectively. The increases were due to an increase in the weighted average interest rate for borrowings outstanding. For each of the three and six month periods ended June 30, 2024 and 2023, the average amount outstanding under the Credit Facility was $425.0 million. For both the three and six months ended June 30, 2024, the borrowings under the Credit Facility had a weighted average interest rate of 7.14%, as compared to 6.71% and 6.49% for the three and six months ended June 30, 2023, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $35.6 million and $37.1 million for the three months ended June 30, 2024 and 2023, respectively, and $67.6 million and $67.5 million for the six months ended June 30, 2024 and 2023, respectively. The provision for income taxes for the six months ended June 30, 2024 was calculated using an estimated annual effective tax rate of 15.1% as compared to an estimated annual effective tax rate of 15.2% for the six months ended June 30, 2023. For the six months ended June 30, 2024, income tax expense includes $0.6 million of discrete tax benefit associated with realized and unrealized losses recognized during the period as well as excess tax benefits associated with the vesting of common shares and common share units. For the six months ended June 30, 2023, income tax expense includes $1.3 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units. For the six months ended June 30, 2023, income tax expense also includes $5.3 million of net expense associated with prior year tax returns. The tax effects of discrete items are recognized in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

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

As of June 30, 2024, we had substantial liquidity with cash of $197.4 million, short-term investments of $1.5 billion and fixed maturity investments of $3.9 billion. We also had $400 million available capacity under the revolving credit component of our Credit Facility, with $425 million of borrowings outstanding under our Credit Facility. Borrowings under the Credit Facility contractually mature on December 10, 2026. Holding company net cash and investments available for sale totaled $808.4 million at June 30, 2024. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2024.

On July 1, 2024, we completed an underwritten public offering of $500 million of 6.25% Senior Notes due in 2029. The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Credit Facility and intends to use the remaining net proceeds for general corporate purposes. On July 1, 2024, concurrently with the closing of the offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of the Credit Facility, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Credit Facility. The Revolving Credit Agreement provides for an effective increase in the Company’s revolving credit facility borrowing capacity from $400 million to $500 million.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. mortgage insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At June 30, 2024, Essent Guaranty had unassigned surplus of approximately $352.4 million and Essent PA had unassigned surplus of approximately $19.4 million. As of June 30, 2024, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2024 of $323.8 million and $5.4 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2024, Essent Re had total equity of $1.8 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At June 30, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$405,626	$352,500
Net cash used in investing activities	(255,272)	(261,507)
Net cash used in financing activities	(94,739)	(104,132)
Net increase (decrease) in cash	$55,615	$(13,139)

Operating Activities

Cash flow provided by operating activities totaled $405.6 million for the six months ended June 30, 2024, as compared to $352.5 million for the six months ended June 30, 2023. The increase in cash flow provided by operating activities was primarily due to increases in net premiums written and investment income partially offset by an increase in operating expenses paid in the six months ended June 30, 2024.

Investing Activities

Cash flow used in investing activities totaled $255.3 million for six months ended June 30, 2024 compared to $261.5 million used in investing activities for the six months ended June 30, 2023. In both periods, cash flow used in investing activities relates primarily to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $94.7 million and $104.1 million for the six months ended June 30, 2024 and 2023, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the six months ended June 30, 2024 and 2023, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $107.5 million and $180 million, respectively. During the six months ended June 30, 2024, no capital contributions were made to our title insurance subsidiary.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2024. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize.

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

The following tables summarizes Essent Guaranty's QSR agreements as of June 30, 2024:

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

Our combined risk-to-capital calculation for our U.S. mortgage insurance subsidiaries as of June 30, 2024 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,116,106
Contingency reserves	2,414,356
Combined statutory capital	$3,530,462
Combined net risk in force	$34,812,227
Combined risk-to-capital ratio	9.9:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the six months ended June 30, 2024 Essent Re paid $125 million in dividends to Essent Group and no dividends during three and six months ended June 30, 2023. Essent Group made no capital contributions to Essent Re during the six months ended June 30, 2024 and 2023. As of June 30, 2024, Essent Re had total stockholders’ equity of $1.8 billion and net risk in force of $22.8 billion.

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

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of June 30, 2024, Essent Guaranty's Available Assets were $3.5 billion or 171% of its Minimum Required Assets of $2.1 billion based on our interpretation of the PMIERs.

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

Financial Condition

Stockholders’ Equity

As of June 30, 2024, stockholders’ equity was $5.4 billion, compared to $5.1 billion as of December 31, 2023. Stockholders' equity increased primarily due to net income generated in 2024, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan and an increase in accumulated other comprehensive loss related to an increase in our net unrealized investment losses.

Investments

As of June 30, 2024, investments totaled $5.7 billion compared to $5.5 billion as of December 31, 2023. In addition, our total cash was $197.4 million as of June 30, 2024, compared to $141.8 million as of December 31, 2023. The increase in investments was primarily due to investing net cash flows from operations during the six months ended June 30, 2024 and partially offset by an increase in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$999,176	18.3%	$996,382	18.9%
U.S. agency securities	—	—	7,195	0.1
U.S. agency mortgage-backed securities	757,590	13.9	821,346	15.6
Municipal debt securities(1)	524,396	9.7	547,258	10.5
Non-U.S. government securities	66,031	1.2	67,447	1.3
Corporate debt securities(2)	1,151,976	21.1	1,297,055	24.7
Residential and commercial mortgage securities	498,987	9.1	517,940	9.8
Asset-backed securities	455,453	8.3	564,995	10.7
Money market funds	1,001,374	18.4	444,121	8.4
Total Investments Available for Sale	$5,454,983	100.0%	$5,263,739	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	83.0%	81.4%
General obligation bonds	17.0	18.6
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	40.7%	42.0%
Consumer, non-cyclical	16.5	15.9
Industrial	7.7	8.1
Consumer, cyclical	7.5	7.1
Communications	7.3	7.2
Utilities	6.2	6.3
Technology	6.5	6.2
Energy	5.0	4.7
Basic Materials	2.6	2.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	June 30, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,409,458	54.1%	$2,561,363	53.2%
Aa1	95,534	2.1	104,474	2.2
Aa2	265,098	6.0	291,501	6.0
Aa3	187,946	4.1	208,882	4.3
A1	352,488	7.9	377,188	7.8
A2	253,728	5.7	329,423	6.8
A3	252,599	5.7	253,081	5.3
Baa1	207,665	4.7	220,901	4.6
Baa2	199,072	4.5	226,449	4.7
Baa3	158,219	3.6	166,121	3.4
Below Baa3	71,802	1.6	80,235	1.7
Total (2)	$4,453,609	100.0%	$4,819,618	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $1,001,374 and $444,121 of money market funds at June 30, 2024 and December 31, 2023, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$2,334,120	42.8%	$1,892,074	35.9%
1 to < 2 Years	310,087	5.7	371,583	7.1
2 to < 3 Years	447,721	8.1	538,775	10.2
3 to < 4 Years	404,998	7.4	402,668	7.6
4 to < 5 Years	384,051	7.0	376,722	7.2
5 or more Years	1,574,006	29.0	1,681,917	32.0
Total Investments Available for Sale	$5,454,983	100.0%	$5,263,739	100.0%

Top Ten Investments Available for Sale Holdings

	June 30, 2024
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury Bill 04/17/2025	$94,503	$94,469	$34	Aaa
2	US Treasury Bill 07/11/2024	76,074	76,078	(4)	Aaa
3	US Treasury Bill 09/05/2024	60,279	60,287	(8)	Aaa
4	US Treasury Bill 08/08/2024	47,849	47,860	(11)	Aaa
5	US Treasury Bill 09/10/2024	44,831	44,832	(1)	Aaa
6	US Treasury 2.875% 06/15/2025	40,398	41,131	(733)	Aaa
7	US Treasury 4.000% 01/31/2029	40,299	40,673	(374)	Aaa
8	US Treasury Bill 10/15/2024	36,175	36,175	—	Aaa
9	US Treasury Bill 07/16/2024	36,120	36,120	—	Aaa
10	US Treasury 1.500% 08/15/2026	31,817	34,243	(2,427)	Aaa
Total		$508,345	$511,868	$(3,524)
Percent of Investments Available for Sale		9.3%

(1)As of June 30, 2024, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of June 30, 2024:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$12,028	$12,434	Aa1
City of New York NY	7,101	7,051	Aa2
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	6,395	7,166	Aa1
Port Authority of New York & New Jersey	5,234	5,937	Aa3
State of New York Sales Tax Revenue	4,768	5,041	Aa1
State University of New York Dormitory Facilities Revenue	3,884	4,058	Aa3
University of Rochester	3,409	3,241	Aa3
State of New York Personal Income Tax Revenue	3,309	3,394	Aa1
Metropolitan Transportation Authority	3,129	3,290	A3
New York City Water & Sewer System	3,026	2,919	Aa1
Triborough Bridge & Tunnel Authority	2,667	2,623	Aa3
Rochester Institute of Technology	2,224	2,271	A1
City of Yonkers NY	2,171	2,281	A2
Research Foundation of State University of New York/The	2,090	2,180	A1
Long Island Power Authority	1,620	1,627	A2
Trustees of Columbia University in the City of New York/The	1,305	1,304	Aaa
New York City Transitional Finance Authority Building Aid Revenue	1,301	1,330	Aa2
New York State Thruway Authority	1,276	1,292	A1
Yankee Stadium LLC	686	789	A1
New York University	286	289	Aa2
County of Nassau NY	266	267	Aa2
New York State Urban Development Corp	206	208	Aa1
	$68,381	$70,992

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	$9,046	$10,824	A1
State of California	8,740	8,996	Aa2
San Joaquin Hills Transportation Corridor Agency	6,704	7,725	A1
City of Anaheim CA	5,696	7,725	A1
Community Hospitals of Central California Obligated Group	5,523	7,725	A1
Golden State Tobacco Securitization Corp	4,051	5,035	A3
San Francisco City & County Airport Comm-San Francisco International Airport	3,719	3,612	A1
City of Carson CA	3,452	4,382	Aa3
San Jose Unified School District	3,240	4,090	Aaa
Redwoods/The a Community of Seniors	3,074	3,740	Aa3
Tuolumne Wind Project Authority	2,931	3,024	A2
County of Kern CA	2,723	2,744	Baa2
Chabot-Las Positas Community College District	2,647	2,738	Aa2
City of Inglewood CA	2,423	3,105	Aa2
Port of Oakland	2,371	2,411	A1
City of Monterey Park CA	2,165	2,969	Aa2
County of Riverside CA	2,111	2,250	Aa2
State of California Personal Income Tax Revenue	2,051	2,115	Aa3
City of San Francisco CA Public Utilities Commission Water Revenue	2,044	2,332	Aa2
Foothill-Eastern Transportation Corridor Agency	1,781	2,350	A1
Bay Area Water Supply & Conservation Agency	1,624	1,688	Aa3
Riverside County Transportation Commission	1,364	1,665	A2
Regents of the University of California Medical Center Pooled Revenue	1,303	1,360	Aa3
University of California	1,269	1,300	Aa2
Los Angeles Unified School District/CA	1,220	1,307	Aa2
City of Torrance CA	1,146	1,236	Aa2
City of El Cajon CA	962	1,282	Aa2
City of El Monte CA	852	1,000	Aa2
Alameda Corridor Transportation Authority	806	849	A3
Cathedral City Redevelopment Agency Successor Agency	701	701	Aa2
Pomona Redevelopment Agency Successor Agency	678	700	Aa2
California Independent System Operator Corp	541	725	A1
County of Sacramento CA	480	482	A1
Los Angeles County Securitization Corp	431	467	A3
California State University	234	250	Aa2
Oxnard Union High School District	217	250	Aa2
City of Los Angeles Department of Airports	204	207	Aa3
City of San Jose CA	177	205	Aa2
Compton Community College District	114	113	Aa3
City of Los Angeles CA	96	110	Aa3
	$90,911	$105,789

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2024, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.2 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2024, the effective duration of our investments available for sale was 3.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.1% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.2 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.2% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report.

In conducting our evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, we have excluded the acquisition of our title insurance operations (Title) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend one year beyond the date of acquisition or one annual reporting period). The acquisition was completed effective July 1, 2023. As of and for the six months ended June 30, 2024, Title's assets represented less than 3% of consolidated assets and revenues represented approximately 6% of consolidated revenues. For additional information regarding this acquisition and its impact on the Company's consolidated financial statements, see Note 15 to our condensed consolidated financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2024.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2024	59,689	$53.47	59,130
May 1 - May 31, 2024	128,980	$55.57	128,980
June 1 - June 30, 2024	207,569	$56.07	207,569
Total	396,238		395,679	$222,902

(1)As of June 30, 2024, the Company was authorized to purchase up to $250 million of its common shares, announced in October 2023, of which $27.1 million had been utilized. The remaining $222.9 million in the table represents the amount available to repurchase shares under the share repurchase plan as of June 30, 2024. In July 2024, the Company repurchased an additional 125 thousand shares at a total cost of $7.0 million. After the July repurchases, the amount remaining under the share repurchase plan was $215.9 million.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
4.1
Senior Indenture dated as of July 1, 2024 between Essent Group Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36157) filed on July 1, 2024)

4.2
First Supplemental Indenture dated as of July 1, 2024 between Essent Group Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36157) filed on July 1, 2024)

4.3	Form of 6.250% Senior Notes due 2029 (included as Exhibit A to the First Supplemental Indenture in Exhibit 4.2)
10.1
Revolving Facility Refinancing Agreement, dated as of June 26, 2024, by and among Essent Group Ltd., Essent Irish Intermediate Holdings Limited, and Essent US Holdings, Inc., as borrowers, Bank of America, N.A., as administrative agent under the Fourth Amended and Restated Credit Agreement, JPMorgan Chase Bank, N.A., as administrative agent under the existing credit agreement, and the several banks and other financial institutions or entities from time to time parties to the Revolving Facility Refinancing Agreement, as lenders, including the Revolving Credit Agreement which is attached as Annex II thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36157) filed on June 26, 2024)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 5, 2024	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 5, 2024	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)