Form 10-Q
period 2024-09-30
Essent Group Ltd.
filed 2024-11-05
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of October 31, 2024 was 106,213,137.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2024	2023
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2024 — $5,137,856; 2023 — $4,658,168)	$4,919,868	$4,335,008
Short-term investments available for sale, at fair value (amortized cost: 2024 — $1,030,081; 2023 — $928,562)	1,030,631	928,731
Total investments available for sale	5,950,499	5,263,739
Other invested assets	294,931	277,226
Total investments	6,245,430	5,540,965
Cash	109,306	141,787
Accrued investment income	40,453	35,689
Accounts receivable	54,394	63,266
Deferred policy acquisition costs	9,491	9,139
Property and equipment (at cost, less accumulated depreciation of $74,054 in 2024 and $71,168 in 2023)	41,221	41,304
Prepaid federal income tax	494,356	470,646
Goodwill and acquired intangible assets, net	69,907	72,826
Other assets	61,981	51,051
Total assets	$7,126,539	$6,426,673

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$288,316	$260,095
Unearned premium reserve	120,939	140,285
Net deferred tax liability	410,761	362,753
Senior Notes due 2029, net	493,673	—
Credit facility borrowings (at carrying value, less unamortized deferred costs of $3,080 in 2023)	—	421,920
Other accrued liabilities	171,865	139,070
Total liabilities	1,485,554	1,324,123
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 106,204 shares in 2024 and 106,597 shares in 2023	1,593	1,599
Additional paid-in capital	1,276,572	1,299,869
Accumulated other comprehensive loss	(190,279)	(280,496)
Retained earnings	4,553,099	4,081,578
Total stockholders’ equity	5,640,985	5,102,550
Total liabilities and stockholders’ equity	$7,126,539	$6,426,673

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Net premiums written	$242,965	$240,574	$727,071	$656,095
Decrease in unearned premiums	5,971	6,231	19,346	15,197
Net premiums earned	248,936	246,805	746,417	671,292
Net investment income	57,340	47,072	165,511	135,558
Realized investment gains (losses), net	68	(235)	(2,236)	(2,312)
Income (loss) from other invested assets	2,820	(3,143)	486	(10,697)
Other income	7,414	5,609	17,699	18,641
Total revenues	316,578	296,108	927,877	812,482

Losses and expenses:
Provision (benefit) for losses and LAE	30,666	10,822	40,245	11,902
Other underwriting and operating expenses	57,259	54,814	170,595	145,183
Premiums retained by agents	9,622	13,175	29,328	13,175
Interest expense	11,457	7,854	27,168	22,184
Total losses and expenses	109,004	86,665	267,336	192,444

Income before income taxes	207,574	209,443	660,541	620,038
Income tax expense	31,399	31,484	99,038	99,019
Net income	$176,175	$177,959	$561,503	$521,019

Earnings per share:
Basic	$1.67	$1.68	$5.32	$4.90
Diluted	1.65	1.66	5.26	4.86

Weighted average shares outstanding:
Basic	105,266	105,979	105,539	106,387
Diluted	106,554	107,025	106,700	107,232

Net income	$176,175	$177,959	$561,503	$521,019

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $20,049 and ($12,800) in the three months ended September 30, 2024 and 2023 and $15,335 and $(8,418) in the nine months ended September 30, 2024 and 2023.	117,358	(76,248)	90,217	(53,593)
Total other comprehensive income (loss)	117,358	(76,248)	90,217	(53,593)
Comprehensive income	$293,533	$101,711	$651,720	$467,426

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Common Shares
Balance, beginning of period	$1,596	$1,605	$1,599	$1,615
Issuance of management incentive shares	—	—	8	8
Forfeiture of management incentive shares	—	—	(1)	—
Cancellation of treasury stock	(3)	(2)	(13)	(20)
Balance, end of period	1,593	1,603	1,593	1,603
Additional Paid-In Capital
Balance, beginning of period	1,278,918	1,309,834	1,299,869	1,350,377
Dividends and dividend equivalents declared	523	441	1,326	1,259
Issuance of management incentive shares	—	—	(8)	(8)
Forfeiture of management incentive shares	—	—	1	—
Stock-based compensation expense	6,776	4,479	20,568	13,939
Cancellation of treasury stock	(9,645)	(5,037)	(45,184)	(55,850)
Balance, end of period	1,276,572	1,309,717	1,276,572	1,309,717
Accumulated Other Comprehensive Loss
Balance, beginning of period	(307,637)	(360,135)	(280,496)	(382,790)
Other comprehensive income (loss)	117,358	(76,248)	90,217	(53,593)
Balance, end of period	(190,279)	(436,383)	(190,279)	(436,383)
Retained Earnings
Balance, beginning of period	4,406,913	3,782,048	4,081,578	3,493,107
Net income	176,175	177,959	561,503	521,019
Dividends and dividend equivalents declared	(29,989)	(26,937)	(89,982)	(81,056)
Balance, end of period	4,553,099	3,933,070	4,553,099	3,933,070
Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(9,648)	(5,039)	(45,197)	(55,870)
Cancellation of treasury stock	9,648	5,039	45,197	55,870
Balance, end of period	—	—	—	—
Total Stockholders' Equity	$5,640,985	$4,808,007	$5,640,985	$4,808,007

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating Activities
Net income	$561,503	$521,019
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	2,236	2,312
Income (loss) from other invested assets	(486)	10,697
Distribution of income from other invested assets	6,404	3,797
Depreciation and amortization	4,352	3,183
Stock-based compensation expense	20,568	13,939
Amortization of premium on investment securities	14,955	10,442
Deferred income tax provision	29,942	(19,583)
Change in:
Accrued investment income	(4,764)	(3,489)
Accounts receivable	8,659	(6,664)
Deferred policy acquisition costs	(352)	535
Prepaid federal income tax	(23,710)	(42,926)
Other assets	(1,185)	66,599
Reserve for losses and LAE	28,221	10,256
Unearned premium reserve	(19,346)	(15,197)
Other accrued liabilities	7,830	(7,372)
Net cash provided by operating activities	634,827	547,548

Investing Activities
Net change in short-term investments	(101,900)	(482,796)
Purchase of investments available for sale	(1,094,973)	(858,678)
Proceeds from maturity of investments available for sale	328,950	591,403
Proceeds from sales of investments available for sale	298,571	468,537
Purchase of other invested assets	(27,590)	(28,987)
Return of investment from other invested assets	3,966	2,783
Net cash paid for acquisitions	—	(86,761)
Purchase of property and equipment	(6,045)	(1,843)
Net cash used in investing activities	(599,021)	(396,342)

Financing Activities
Issuance of senior notes	498,160	—
Credit facility repayments	(425,000)	—
Treasury stock acquired	(45,197)	(55,870)
Payment of debt issuance costs	(7,594)	—
Dividends paid	(88,656)	(79,797)
Net cash used in financing activities	(68,287)	(135,667)

Net increase (decrease) in cash	(32,481)	15,539
Cash at beginning of year	141,787	81,240
Cash at end of period	$109,306	$96,779

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(72,338)	$(53,337)
Interest payments	(17,196)	(21,229)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$—	$25,117

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

We also offer title insurance products and title and settlement services through our subsidiaries Agents National Title Insurance Company and Boston National Holdings LLC. Our title insurance operations are headquartered in Columbia, Missouri, and we operate our title agency operations in Charlotte, North Carolina and Pittsburgh, Pennsylvania.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2024 prior to the issuance of these condensed consolidated financial statements.

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

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU requires that public entities disclose significant expense categories and amounts for each reportable segment, which are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM") and 2) included in a segment’s reported measures of profit or loss. Public entities must also disclose an amount for “other segment items,” representing the difference between 1) segment revenue less significant segment expenses and 2) the reportable segment’s profit or loss measures. A description of the composition of “other segment items” also is required as well as the title and position of the CODM and entities must explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU also requires interim disclosure of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280. It also clarifies that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that the ASU will have on our consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$717,926	$2,912	$(11,031)	$709,807
U.S. agency mortgage-backed securities	1,131,788	4,215	(84,695)	1,051,308
Municipal debt securities (1)	605,126	7,078	(34,557)	577,647
Non-U.S. government securities	81,708	—	(8,737)	72,971
Corporate debt securities (2)	1,752,898	15,601	(64,111)	1,704,388
Residential and commercial mortgage securities	539,283	814	(36,117)	503,980
Asset-backed securities	556,886	953	(9,763)	548,076
Money market funds	782,322	—	—	782,322
Total investments available for sale	$6,167,937	$31,573	$(249,011)	$5,950,499

December 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,014,076	$1,434	$(19,128)	$996,382
U.S. agency securities	7,199	—	(4)	7,195
U.S. agency mortgage-backed securities	922,907	438	(101,999)	821,346
Municipal debt securities (1)	585,047	6,660	(44,449)	547,258
Non-U.S. government securities	77,516	—	(10,069)	67,447
Corporate debt securities (2)	1,380,533	4,425	(87,903)	1,297,055
Residential and commercial mortgage securities	571,163	286	(53,509)	517,940
Asset-backed securities	584,168	203	(19,376)	564,995
Money market funds	444,121	—	—	444,121
Total investments available for sale	$5,586,730	$13,446	$(336,437)	$5,263,739

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	83.7%	81.4%
General obligation bonds	16.3	18.6
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	42.6%	42.0%
Consumer, non-cyclical	15.6	15.9
Industrial	8.2	8.1
Consumer, cyclical	6.2	7.1
Communications	6.1	7.2
Utilities	7.6	6.3
Technology	6.0	6.2
Energy	4.8	4.7
Basic Materials	2.9	2.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$374,834	$374,240
Due after 1 but within 5 years	296,218	291,269
Due after 5 but within 10 years	32,419	30,787
Due after 10 years	14,455	13,511
Subtotal	717,926	709,807
Municipal debt securities:
Due in 1 year	11,311	11,178
Due after 1 but within 5 years	85,784	84,460
Due after 5 but within 10 years	133,431	128,002
Due after 10 years	374,600	354,007
Subtotal	605,126	577,647
Non-U.S. government securities:
Due in 1 year	5,263	5,211
Due after 1 but within 5 years	32,045	31,271
Due after 5 but within 10 years	7,712	6,649
Due after 10 years	36,688	29,840
Subtotal	81,708	72,971
Corporate debt securities:
Due in 1 year	165,056	164,117
Due after 1 but within 5 years	480,233	469,192
Due after 5 but within 10 years	897,438	880,803
Due after 10 years	210,171	190,276
Subtotal	1,752,898	1,704,388
U.S. agency mortgage-backed securities	1,131,788	1,051,308
Residential and commercial mortgage securities	539,283	503,980
Asset-backed securities	556,886	548,076
Money market funds	782,322	782,322
Total investments available for sale	$6,167,937	$5,950,499

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Realized gross gains	$360	$113	$415	$1,005
Realized gross losses	(292)	(348)	(2,128)	(3,141)
Impairment loss	—	—	(523)	(176)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$63,050	$(11)	$315,890	$(11,020)	$378,940	$(11,031)
U.S. agency mortgage-backed securities	98,220	(796)	677,515	(83,899)	775,735	(84,695)
Municipal debt securities	33,660	(224)	298,168	(34,333)	331,828	(34,557)
Non-U.S. government securities	4,383	(29)	68,588	(8,708)	72,971	(8,737)
Corporate debt securities	188,259	(856)	768,267	(63,255)	956,526	(64,111)
Residential and commercial mortgage securities	3,649	(173)	448,587	(35,944)	452,236	(36,117)
Asset-backed securities	45,495	(236)	186,686	(9,527)	232,181	(9,763)
Total	$436,716	$(2,325)	$2,763,701	$(246,686)	$3,200,417	$(249,011)

	Less than 12 months		12 months or more		Total
December 31, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,398	$(1,075)	$355,921	$(18,053)	$495,319	$(19,128)
U.S. agency securities	5,572	(2)	1,623	(2)	7,195	(4)
U.S. agency mortgage-backed securities	129,359	(1,616)	654,018	(100,383)	783,377	(101,999)
Municipal debt securities	59,301	(987)	297,039	(43,462)	356,340	(44,449)
Non-U.S. government securities	—	—	67,447	(10,069)	67,447	(10,069)
Corporate debt securities	119,764	(733)	905,606	(87,170)	1,025,370	(87,903)
Residential and commercial mortgage securities	31,936	(999)	459,789	(52,510)	491,725	(53,509)
Asset-backed securities	65,195	(347)	459,324	(19,029)	524,519	(19,376)
Total	$550,525	$(5,759)	$3,200,767	$(330,678)	$3,751,292	$(336,437)

At September 30, 2024 and December 31, 2023, we held 1,930 and 2,256 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at September 30, 2024 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 99% of the securities at September 30, 2024 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $0.5 million in the nine months ended September 30, 2024 and impairments of $0.2 million in the nine months ended September 30, 2023 due to our intent to sell securities in an unrealized loss position.

The Company's other invested assets at September 30, 2024 and December 31, 2023 totaled $294.9 million and $277.2 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $137.1 million as of September 30, 2024. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At September 30, 2024, maximum future funding commitments were $43.9 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.4 million at September 30, 2024 and $9.2 million at December 31, 2023. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at September 30, 2024 and $1.1 billion at December 31, 2023. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.8 million at September 30, 2024 and $9.2 million at December 31, 2023.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Fixed maturities	$44,828	$45,373	$136,485	$132,623
Short-term investments	13,786	3,641	32,759	8,660
Gross investment income	58,614	49,014	169,244	141,283
Investment expenses	(1,274)	(1,942)	(3,733)	(5,725)
Net investment income	$57,340	$47,072	$165,511	$135,558

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net premiums written:
Direct	$277,754	$270,868	$819,595	$759,526
Ceded (1)	(34,789)	(30,294)	(92,524)	(103,431)
Net premiums written	$242,965	$240,574	$727,071	$656,095

Net premiums earned:
Direct	$283,725	$277,099	$838,941	$774,723
Ceded (1)	(34,789)	(30,294)	(92,524)	(103,431)
Net premiums earned	$248,936	$246,805	$746,417	$671,292

(1)Net of profit commission.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quota Share Reinsurance

    Essent Guaranty has entered into quota share reinsurance agreements with panels of third-party reinsurers ("QSR" agreements). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by S&P Global Ratings, A.M. Best Ratings Services, Inc. or both. Under each QSR agreement, Essent Guaranty will cede premiums earned on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specified ceding commission, and a profit commission that varies directly and inversely with ceded claims. Essent Guaranty has certain termination rights under each QSR agreement, including the option to terminate each QSR agreement subject to a termination fee.

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of September 30, 2024:

QSR Agreement	Coverage Period	Ceding Percentage	Ceding Commission		Profit Commission
QSR-2019	September 1, 2019 - December 31, 2020	(1)	26%	(2)	62.5%	(2)
QSR-2022	January 1, 2022 - December 31, 2022	20%	20%		62%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%	20%		58%
QSR-2024	January 1, 2024 - December 31, 2024	15.0%	20%		57%
_______________________________________________________________________________
(1)Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.
(2)The original profit commission on QSR-2019 was up to 60%; however because Essent Guaranty did not exercise its option to terminate the QSR Agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn increased to 63% in 2022 through June 30, 2024. Effective July 1, 2024, Essent Guaranty renegotiated the terms extending the termination date for QSR-2019 through December 31, 2027. The renegotiated terms increased the ceding commission from 20% to 26% and decreased the maximum profit commission from 63% to 62.5%.
Total RIF ceded under the QSR agreements was $8.6 billion as of September 30, 2024.

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

Essent Guaranty has entered into reinsurance agreements with panels of reinsurers that provides excess of loss coverage on new insurance written from January 1, 2018 through August 31, 2019 and from October 1, 2021 through December 31, 2024. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of September 30, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$25,750,186	$6,963,249	$220,532	$277,985	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	31,287,234	8,616,211	286,439	277,195	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	28,815,017	7,856,567	191,938	301,278	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	28,989,426	7,941,539	281,462	281,089	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	30,359,933	8,387,056	363,366	256,495	September 25, 2029
Total		$145,201,796	$39,764,622	$1,343,737	$1,394,042

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of September 30, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	$4,811,623	$1,266,631	$76,144	$244,294	February 25, 2026
XOL 2020-1	Jan. 2019 - Aug. 2019	6,026,073	1,591,126	30,592	212,208	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	65,149,106	17,727,315	141,992	500,886	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	38,402,550	10,637,649	36,627	366,141	January 1, 2028
XOL 2024-1	Jan. 2024 - Dec. 2024	32,177,995	8,864,366	46,537	265,931	January 1, 2030
Total		$146,567,347	$40,087,087	$331,892	$1,589,460

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of September 30, 2024:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$220,532	$(5,407)	$28	$(5,379)
Radnor Re 2021-2 Ltd.	286,439	(5,911)	56	(5,855)
Radnor Re 2022-1 Ltd.	191,938	(210)	37	(173)
Radnor Re 2023-1 Ltd.	281,462	111	73	184
Radnor Re 2024-1 Ltd.	363,366	—	100	100
Total	$1,343,737	$(11,417)	$294	$(11,123)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

(In thousands)	2024	2023
Reserve for losses and LAE at beginning of period	$260,095	$216,464
Less: Reinsurance recoverables	24,104	14,618
Net reserve for losses and LAE at beginning of period	235,991	201,846
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	124,180	101,547
Prior years	(83,935)	(89,645)
Net incurred losses and LAE during the current period	40,245	11,902
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	1,824	187
Prior years	17,062	7,496
Net loss and LAE payments during the current period	18,886	7,683
Net reserve for losses and LAE at end of period	257,350	220,578
Plus: Reinsurance recoverables	30,966	20,755
Reserve for losses and LAE at end of period	$288,316	$241,333

For the nine months ended September 30, 2024, $17.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been $83.9 million of favorable prior year development during the nine months ended September 30, 2024. Reserves remaining as of September 30, 2024 for prior years are $135.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2023, $7.5 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was $89.6 million of favorable prior year development during the nine months ended September 30, 2023. Reserves remaining as of September 30, 2023 for prior years were $104.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, in September 2024, the Federal Reserve reduced the target federal funds rate by 50 basis points. Mortgage interest rates remain elevated which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of changes in the economic environment, the impact of elevated mortgage interest rates on home sale activity, housing inventory and home prices.

On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall causing damage in certain counties in Florida. We believe these hurricanes could have an impact on our insured portfolio’s performance and expect to experience increased defaults in these areas beginning in the fourth quarter of 2024. As of October 31, 2024, our insurance in force in counties with Federal Emergency Management Agency disaster declarations due to hurricanes Helene and Milton is approximately 12.5% of our total insurance in force. It is too early to tell how many claims we ultimately may have to pay associated with any defaults in the hurricane impacted areas. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. These events have not materially affected our reserves as of September 30, 2024.

Note 6. Debt Obligations

Credit Facility

Through June 30, 2024, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), were parties to a five-year secured credit facility with a committed capacity of $825 million (the "Existing Credit Facility"). The Existing Credit Facility also provided for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Existing Credit Facility may have been used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrued interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee was due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee were based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the insurer financial strength rating of Essent Guaranty. The obligations under the Existing Credit Facility were secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contained several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). As of June 30, 2024, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Existing Credit Facility with a weighted average interest rate of 7.07%. As of December 31, 2023, $425 million had been borrowed with a weighted average interest rate of 7.11%.

On July 1, 2024, Essent Group completed an underwritten public offering of $500 million principal amount of 6.25% Senior Notes due 2029 (the “Senior Notes"). Interest on the Senior Notes will be payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Senior Notes will mature on July 1, 2029. At any time prior to June 1, 2029 (one month prior to the maturity date), the Company may redeem the Senior Notes, at its option, in whole or in part, at any time and from time to time, at a redemption price described in the Supplemental Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time and from time to time on or after June 1, 2029, the Company may redeem, at its option, in whole or in part, the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The net proceeds from the sale of the Senior Notes, after deducting the underwriting discounts and commissions and estimated offering expenses, were approximately $495.3 million. The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility described above, and intends to use the remaining net proceeds for general corporate purposes.

On July 1, 2024, concurrently with the closing of the Offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of its Existing Credit Agreement, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Existing Credit Facility. Under

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the Revolving Credit Agreement, the Refinancing Agreement Revolving Lenders (as defined therein) agreed to provide the Company with a five-year unsecured revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”). A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate at September 30, 2024 was 0.225%. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders.

The Senior Notes are presented on the condensed consolidated balance sheets net of an unamortized issuance discount of $1.8 million and deferred issuance costs of $4.6 million as of September 30, 2024. Included in interest expense in the condensed consolidated statements of income for the three and nine months ended September 30, 2024 is a $3.2 million loss on debt extinguishment for the write-off of unamortized debt issuance costs on the Existing Credit Facility borrowings repaid on July 1, 2024.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million in remedy payments in the nine months ended September 30, 2024, and we made no remedy payments in the nine months ended September 30, 2023. As of September 30, 2024, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2024 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2024, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2024	2023
March 31	$0.28	$0.25
June 30	0.28	0.25
September 30	0.28	0.25
December 31	—	0.25
Total dividends per common share declared and paid	$0.84	$1.00

In October 2024, the Board of Directors declared a quarterly cash dividend of $0.28 per common share payable on December 11, 2024 to shareholders of record on December 2, 2024.

Share Repurchase Plan

In October 2023, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. Through September 30, 2024, the Company repurchased 662,403 common shares at a cost of $36.7 million under the 2023 plan, leaving $213.3 million remaining unused under the authorized repurchase plan as of September 30, 2024.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of September 30, 2024, there were 3.3 million common shares available for future grant under the 2013 Plan.

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the nine months ended September 30, 2024:

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Time and Performance- Based Share Awards		Time-Based Share Awards		Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	844	$14.29	149	$44.40	724	$41.49	57	$44.00
Granted	244	21.84	53	53.87	350	50.42	27	58.76
Vested	(166)	15.64	(73)	44.44	(197)	41.23	(19)	43.75
Forfeited	(84)	15.64	—	—	(16)	44.39	(5)	44.15
Outstanding at September 30, 2024	838	$16.09	129	$48.26	861	$45.13	60	$50.56

In February and July 2024, certain members of senior management were granted nonvested common shares under the 2013 Plan that are subject to time-based and performance-based vesting. The time-based share awards granted in February and July 2024 vest annually in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February and July 2024 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2024, and they vest on March 1, 2027. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

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

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $24.4 million and $14.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

$31.2 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2024 and we expect to recognize the expense over a weighted average period of 2.58 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 158,333 in the nine months ended September 30, 2024. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2024.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$6,776	$4,479	$20,568	$13,939
Income tax benefit	1,355	888	4,133	2,767

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, Essent Guaranty and Essent PA may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At September 30, 2024, Essent Guaranty had unassigned surplus of approximately $362.8 million and Essent PA had unassigned surplus of approximately $22.2 million. In three and nine months ended September 30, 2024 Essent Guaranty paid dividends of $58.0 million and $165.5 million, respectively, to its parent, Essent US Holdings, Inc. In three and nine months ended September 30, 2023, Essent Guaranty paid dividends of $60 million and $240 million to its parent, Essent US Holdings, Inc. Essent PA did not pay a dividend in the three and nine months ended September 30, 2024 or 2023. As of September 30, 2024, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2024 of $261.8 million and $5.4 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2024, Essent Re had total equity of $1.8 billion. At September 30, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income	$176,175	$177,959	$561,503	$521,019

Basic weighted average shares outstanding	105,266	105,979	105,539	106,387
Dilutive effect of nonvested shares	1,288	1,046	1,161	845
Diluted weighted average shares outstanding	106,554	107,025	106,700	107,232

Basic earnings per share	$1.67	$1.68	$5.32	$4.90
Diluted earnings per share	$1.65	$1.66	$5.26	$4.86

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were 2,842 and 65,435 antidilutive shares for the three months ended September 30, 2024 and 2023, respectively, and 69,021 and 64,108 antidilutive shares for the nine months ended September 30, 2024 and 2023, respectively.

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

	2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
September 30, 2024	181%	90.5%	200%	100%	200%	100%	(1)	(1)
September 30, 2023			200%	100%	200%	100%	157%	78.5%
(1) The 2021 performance based awards vested at 133% relative to target on March 1, 2024.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(354,847)	$47,210	$(307,637)	$(416,193)	$56,058	$(360,135)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	137,475	(20,064)	117,411	(89,283)	12,851	(76,432)
Less: Reclassification adjustment for (gains) losses included in net income (1)	(68)	15	(53)	235	(51)	184
Net unrealized gains (losses) on investments	137,407	(20,049)	117,358	(89,048)	12,800	(76,248)
Other comprehensive income (loss)	137,407	(20,049)	117,358	(89,048)	12,800	(76,248)
Balance at end of period	$(217,440)	$27,161	$(190,279)	$(505,241)	$68,858	$(436,383)

	Nine Months Ended September 30,
	2024			2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(322,992)	$42,496	$(280,496)	$(443,230)	$60,440	$(382,790)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	103,316	(14,922)	88,394	(64,323)	8,760	(55,563)
Less: Reclassification adjustment for (gains) losses included in net income (1)	2,236	(413)	1,823	2,312	(342)	1,970
Net unrealized gains (losses) on investments	105,552	(15,335)	90,217	(62,011)	8,418	(53,593)
Other comprehensive income (loss)	105,552	(15,335)	90,217	(62,011)	8,418	(53,593)
Balance at end of period	$(217,440)	$27,161	$(190,279)	$(505,241)	$68,858	$(436,383)

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

September 30, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$709,807	$—	$—	$709,807
U.S. agency mortgage-backed securities	—	1,051,308	—	1,051,308
Municipal debt securities	—	577,647	—	577,647
Non-U.S. government securities	—	72,971	—	72,971
Corporate debt securities	—	1,704,388	—	1,704,388
Residential and commercial mortgage securities	—	503,980	—	503,980
Asset-backed securities	—	548,076	—	548,076
Money market funds	782,322	—	—	782,322
Total assets at fair value (1) (2)	$1,492,129	$4,458,370	$—	$5,950,499

December 31, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$996,382	$—	$—	$996,382
U.S. agency securities	—	7,195	—	7,195
U.S. agency mortgage-backed securities	—	821,346	—	821,346
Municipal debt securities	—	547,258	—	547,258
Non-U.S. government securities	—	67,447	—	67,447
Corporate debt securities	—	1,297,055	—	1,297,055
Residential and commercial mortgage securities	—	517,940	—	517,940
Asset-backed securities	—	564,995	—	564,995
Money market funds	444,121	—	—	444,121
Total assets at fair value (1) (2)	$1,440,503	$3,823,236	$—	$5,263,739

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Not Carried at Fair Value

Our senior notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our senior notes was $493.7 million and $521.9 million, respectively, as of September 30, 2024. The fair value of our senior notes is estimated based on quoted market prices.

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s and Essent PA’s statutory net income for the three and nine months ended September 30, 2024 and 2023 as well as statutory surplus and contingency reserve liability at September 30, 2024 and December 31, 2023:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Essent Guaranty
Statutory net income	$377,737	$312,583

Essent PA
Statutory net income (loss)	$195	$(3,174)

	September 30,	December 31,
(In thousands)	2024	2023
Essent Guaranty
Statutory surplus	$1,068,066	$1,004,104
Contingency reserve liability	2,410,027	2,265,713

Essent PA
Statutory surplus	$61,202	$54,044
Contingency reserve liability	45,278	52,244

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

At September 30, 2024 and December 31, 2023, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their regulatory requirements.

Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of September 30, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the nine months ended September 30, 2024, Essent Guaranty increased its contingency reserve by $144.3 million and Essent PA decreased its contingency reserve by $7.0 million. During the nine months ended September 30, 2024 and 2023, Essent Guaranty released contingency reserves of $69.9 million and $38.2 million, respectively, and Essent PA released contingency reserves of $7.2 million and $3.3 million, respectively, to unassigned funds upon completion of the 120 month holding period.

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

Essent Re's statutory capital and surplus was $1.8 billion as of September 30, 2024 and $1.9 billion as of December 31, 2023. Essent Re's statutory net income was $248.8 million and $227.5 million for the nine months ended September 30, 2024 and 2023, respectively. Statutory capital and surplus as of September 30, 2024 and December 31, 2023 and statutory net income in the nine months ended September 30, 2024 and 2023 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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

The acquired businesses contributed revenues of $59.4 million, principally comprised of $49.6 million of net premiums earned and $6.1 million of settlement services revenues, which are included in other income, and pre-tax net losses of $11.8 million to our results for the nine months ended September 30, 2024. The following unaudited pro forma summary presents consolidated information for Essent as if the business combination had occurred on January 1, 2023.

	Actual	Pro Forma	Actual	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues	$316,578	$296,108	$927,877	$856,595
Earnings	176,175	178,139	561,503	514,823

We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Agents National Title and Boston National Title to reflect the additional amortization that would have been charged to earnings assuming the fair value adjustments for the intangible assets acquired had been applied from January 1, 2023, including consequential income tax effects.

We incurred $0.2 million and $4.4 million of acquisition-related costs for the three and nine months ended September 30, 2023, respectively. These expenses are included in other underwriting and operating expenses on our condensed consolidated income statement and are reflected in pro forma earnings for the three and nine months ended September 30, 2023 in the table above.

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

The following table summarizes the consideration transferred to acquire Agents National Title and Boston National Title and the amounts of identified assets acquired and liabilities assumed, including purchase accounting adjustments that have been recorded by Essent during the measurement period:

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Agents National Title and Boston National Title. As of September 30, 2024, intangible assets were $21.1 million, net of $1.8 million of accumulated amortization.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance, reinsurance, and title insurance and settlement services to mortgage lenders, borrowers, and investors to support homeownership.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $12.5 billion and $33.3 billion for the three and nine months ended September 30, 2024, respectively, compared to approximately $12.5 billion and $38.9 billion for the three and nine months ended September 30, 2023, respectively. The financial strength ratings of Essent Guaranty are A3 with a positive outlook by Moody’s Investors Service (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best Ratings Services, Inc. ("AM Best").

 We also offer mortgage-related insurance and reinsurance through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re." As of September 30, 2024, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.3 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by AM Best.

As a result of our acquisitions of Agents National Title Insurance Company and Boston National Holdings LLC effective July 1, 2023, we offer title insurance and settlement services.

We have a highly experienced, talented team with 602 employees as of September 30, 2024. Our holding company is domiciled in Bermuda and our U.S. mortgage insurance business is headquartered in Radnor, Pennsylvania.

Current Developments

The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, in September 2024, the Federal Reserve reduced the target federal funds rate by 50 basis points. Mortgage interest rates remain elevated which has reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, new insurance written and title insurance and settlement service transactions. These rate actions have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.

On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall causing damage in certain counties in Florida. We believe these hurricanes could have an impact on our insured portfolio’s performance and expect to experience increased defaults in these areas beginning in the fourth quarter of 2024. As of October 31, 2024, our insurance in force in counties with Federal Emergency Management Agency ("FEMA") disaster declarations due to hurricanes Helene and Milton is approximately 12.5% of our total insurance in force. It is too early to tell how many claims we ultimately may have to pay associated with any defaults in the hurricane impacted areas. There are many factors contributing to the uncertainty surrounding these insured loans. Under our master policy, loan servicers are not required to notify us of a default until the borrower has missed two consecutive minimum payments. Also, the level of damage being reported in these areas varies significantly from region to region. Further, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. These events have not materially affected our reserves as of September 30, 2024.
.
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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2024 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2024 and 2023, monthly premium policies comprised 98% and 96% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.6% at September 30, 2024. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2024. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of September 30, 2024, 53% of our IIF relates to business written since January 1, 2022 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2024, 53% of our IIF relates to business written since January 1, 2022 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.

The economy in the United States has experienced elevated levels of consumer price inflation and the Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, in September 2024, the Federal Reserve reduced the target federal funds rate by 50 basis points. Mortgage interest rates remain elevated which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.

As more fully described in Note 4 to our condensed consolidated financial statements, at September 30, 2024, we had approximately $1.7 billion of excess of loss reinsurance covering NIW from January 1, 2018 through December 31, 2019 and August 1, 2020 through December 31, 2024 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2024. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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

Our most significant expense is compensation and benefits for our employees, which represented 59% and 60% of other underwriting and operating expenses for the three and nine months ended September 30, 2024, compared to 57% and 57%

of other underwriting and operating expenses for the three and nine months ended September 30, 2023, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.

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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2024 and 2023 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
IIF, beginning of period	$240,669,165	$235,649,884	$239,078,262	$227,062,055
NIW - Flow	12,513,695	12,505,823	33,340,364	38,897,692
Cancellations	(10,206,817)	(9,494,095)	(29,442,583)	(27,298,135)
IIF, end of period	$242,976,043	$238,661,612	$242,976,043	$238,661,612
Average IIF during the period	$242,065,632	$237,270,093	$240,165,132	$233,137,353
RIF, end of period	$55,915,640	$53,920,308	$55,915,640	$53,920,308

The following is a summary of our IIF at September 30, 2024 by vintage:

($ in thousands)	$	%
2024 (through September 30)	$32,251,523	13.3%
2023	43,012,414	17.7
2022	53,154,263	21.9
2021	53,029,350	21.8
2020	37,929,239	15.6
2019	10,717,480	4.4
2018 and prior	12,881,774	5.3
	$242,976,043	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Base average premium rate	0.41%	0.40%	0.41%	0.40%
Single premium cancellations	—	—	—	—
Gross average premium rate	0.41	0.40	0.41	0.40
Ceded premiums	(0.06)	(0.05)	(0.05)	(0.06)
Net average premium rate	0.35%	0.35%	0.36%	0.34%

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

As of September 30, 2024, our combined net risk in force for our U.S. mortgage insurance companies was $34.9 billion and our combined statutory capital was $3.6 billion, resulting in a risk-to-capital ratio of 9.7:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators are currently examining their respective capital rules to determine whether, in light of the financial crisis, changes are needed to more accurately assess mortgage insurers’ ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

Summary of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Net premiums written	$242,965	$240,574	$727,071	$656,095
Decrease in unearned premiums	5,971	6,231	19,346	15,197
Net premiums earned	248,936	246,805	746,417	671,292
Net investment income	57,340	47,072	165,511	135,558
Realized investment gains (losses), net	68	(235)	(2,236)	(2,312)
Income (loss) from other invested assets	2,820	(3,143)	486	(10,697)
Other income	7,414	5,609	17,699	18,641
Total revenues	316,578	296,108	927,877	812,482

Losses and expenses:
Provision (benefit) for losses and LAE	30,666	10,822	40,245	11,902
Other underwriting and operating expenses	57,259	54,814	170,595	145,183
Premiums retained by agents	9,622	13,175	29,328	13,175
Interest expense	11,457	7,854	27,168	22,184
Total losses and expenses	109,004	86,665	267,336	192,444
Income before income taxes	207,574	209,443	660,541	620,038
Income tax expense	31,399	31,484	99,038	99,019
Net income	$176,175	$177,959	$561,503	$521,019

Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

For the three months ended September 30, 2024, we reported net income of $176.2 million, compared to net income of $178.0 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we reported net income of $561.5 million, compared to net income of $521.0 million for the nine months ended September 30, 2023. The decrease in our operating results during the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in the provision for losses and operating expenses, largely offset by increases in net premiums earned and net investment income, The increase in our operating results during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in net premiums earned and net investment income, partially offset by increases in the provision for losses and operating expenses.

Net Premiums Written and Earned

Net premiums written and earned increased in the three months ended September 30, 2024 by 1%, compared to the three months ended September 30, 2023. Net premium written and earned increased in the nine months ended September 30, 2024 by 11%, compared to the nine months ended September 30, 2023. Net premiums written and earned in the three and nine months ended September 30, 2024 include $17.7 million and $49.6 million of net premiums written and earned by our title insurance operations, compared to $20.6 million for the three and nine months ended September 30, 2023. The increase in net premiums written and earned was also due to the increase in our average IIF from $237.3 billion for the three months ended September 30, 2023 to $242.1 billion for the three months ended and September 30, 2024, and from $233.1 billion for the nine months ended September 30, 2023 to $240.2 billion for the nine months ended September 30, 2024. The average net premium rate was 0.35% and 0.35% for the three months ended September 30, 2024 and 2023, respectively. The average net premium rate was 0.36% and 0.34% in the nine months ended September 30, 2024 and 2023, respectively. The increase in the average net premium rate in the nine month period ended September 30, 2024 compared to the same period in 2023 was a result of a decrease in ceded premium, changes in the mix of mortgages we insure, higher persistency and changes in our pricing. In the nine months ended September 30, 2024, ceded premiums decreased to $92.5 million from $103.4 million in the nine months ended September 30, 2023 due to a decrease in outstanding excess of loss reinsurance in the nine months ended September 30, 2024 than the comparable period of the prior year, as a result of the retiring of outstanding notes for two of our seasoned ILN transactions in 2023.

In the three months ended September 30, 2024 and 2023, unearned premiums decreased by $6.0 million and $6.2 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $2.4 million and $4.7 million, respectively, which was offset by $8.4 million and $10.9 million, respectively, of unearned premium that was recognized in earnings during the periods. In the nine months ended September 30, 2024 and 2023, unearned premiums decreased by $19.3 million and $15.2 million, respectively. This was a result of net premiums written on single premium policies of $6.9 million and $18.9 million, respectively, which was offset by $26.2 million and $34.1 million, respectively, of unearned premium that was recognized in earnings during the periods.

Net Investment Income

Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Fixed maturities	$44,828	$45,373	$136,485	$132,623
Short-term investments	13,786	3,641	32,759	8,660
Gross investment income	58,614	49,014	169,244	141,283
Investment expenses	(1,274)	(1,942)	(3,733)	(5,725)
Net investment income	$57,340	$47,072	$165,511	$135,558

The increases in net investment income for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was due to an increase in the pre-tax investment income yield as well as an increase in the weighted average balance of our investment portfolio. The pre-tax investment income yield increased from 3.6% and 3.5% in the three and nine months ended September 30, 2023 to 3.8% in both the three and nine months ended September 30, 2024, respectively, primarily due to a general increase in investment yields due to rising interest rates. The average cash and investment portfolio balance increased to $6.2 billion for the three months ended September 30, 2024 from $5.5 billion for the three months ended September 30, 2023. The average cash and investment portfolio balance increased to $6.0 billion for the nine months ended September 30, 2024 from $5.4 billion for the nine months ended September 30, 2023. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations, See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income (Loss) from Other Invested Assets

Income (loss) from other invested assets for the three months ended September 30, 2024 was income of $2.8 million as compared to a loss of $3.1 million for the three months ended September 30, 2023. Income (loss) from other invested assets for the nine months ended September 30, 2024 was income of $0.5 million as compared to a loss of $10.7 million for the nine months ended September 30, 2023.The increase in income from other invested assets was primarily due to favorable fair value adjustments recorded during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.

Other Income

Other income for the three months ended September 30, 2024 was $7.4 million as compared to $5.6 million for the three months ended September 30, 2023. The increase in other income for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to increases in settlement services revenue and Triad service fee income. Other income for the nine months ended September 30, 2024 was $17.7 million compared to $18.6 million for the nine months ended September 30, 2023. The decrease in other income for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to unfavorable derivative fair value adjustments and a decrease in underwriting consulting services to third party reinsurers, partially offset by increases in settlement services revenue and Triad service fee income. In the nine months ended September 30, 2024 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $2.3 million compared to a net favorable increase of $1.5 million in the nine months ended September 30, 2023.

Provision for Losses and Loss Adjustment Expenses

In the three months ended September 30, 2024 we recorded a provision for losses of $30.7 million compared to a provision of $10.8 million for the three months ended September 30, 2023. In the nine months ended September 30, 2024 we recorded a provision for losses of $40.2 million compared to a provision of $11.9 million for the nine months ended September 30, 2023. The increases in the provision for losses in the three and nine months ended September 30, 2024 compared to the comparable periods of the prior year was primarily due to increases in new defaults reported, resulting in increases in the provision for losses recorded for current year defaults, partially offset by cure activity for defaults reported in prior years.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning default inventory	13,954	12,480	14,819	13,433
Plus: new defaults	9,984	7,953	26,363	21,543
Less: cures	(7,819)	(6,902)	(24,726)	(21,237)
Less: claims paid	(182)	(129)	(488)	(319)
Less: rescissions and denials, net	(31)	(11)	(62)	(29)
Ending default inventory	15,906	13,391	15,906	13,391

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of September 30,
	2024	2023
Case reserves (in thousands) (1)	$253,513	$208,882
Total reserves (in thousands) (1)	$274,926	$226,617
Ending default inventory	15,906	13,391
Average case reserve per default (in thousands)	$15.9	$15.6
Average total reserve per default (in thousands)	$17.3	$16.9
Default rate	1.95%	1.62%
Claims received included in ending default inventory	135	142

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $37 thousand, as well as title insurance reserves of $13.4 million, as of September 30, 2024.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Reserve for losses and LAE at beginning of period	$260,688	$216,943	$260,095	$216,464
Less: Reinsurance recoverables	26,121	17,958	24,104	14,618
Net reserve for losses and LAE at beginning of period	234,567	198,985	235,991	201,846
Net reserves acquired during the period	—	14,513	—	14,513
Add provision for losses and LAE occurring in:
Current period	53,596	37,477	124,180	101,547
Prior years	(22,930)	(26,655)	(83,935)	(89,645)
Incurred losses and LAE during the current period	30,666	10,822	40,245	11,902
Deduct payments for losses and LAE occurring in:
Current period	939	156	1,824	187
Prior years	6,944	3,586	17,062	7,496
Loss and LAE payments during the current period	7,883	3,742	18,886	7,683
Net reserve for losses and LAE at end of period	257,350	220,578	257,350	220,578
Plus: Reinsurance recoverables	30,966	20,755	30,966	20,755
Reserve for losses and LAE at end of period	$288,316	$241,333	$288,316	$241,333

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of September 30, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	8,293	52%	$53,849	21%	$627,505	9%
Four to eleven payments	5,498	35	104,223	41	437,515	24
Twelve or more payments	1,980	12	86,821	35	144,396	60
Pending claims	135	1	8,620	3	9,692	89
Total case reserves (1)	15,906	100%	253,513	100%	$1,219,108	21%
IBNR			19,013
LAE			2,400
Total reserves for losses and LAE (1)			$274,926

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $37 thousand, as well as title insurance reserves of $13.4 million, as of September 30, 2024.

	As of September 30, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Three payments or less	6,383	48%	$38,412	18%	$448,039	9%
Four to eleven payments	4,877	36	87,025	42	369,711	24
Twelve or more payments	1,989	15	77,369	37	126,317	61
Pending claims	142	1	6,076	3	6,924	88
Total case reserves (2)	13,391	100%	208,882	100%	$950,991	22%
IBNR			15,666
LAE			2,069
Total reserves for losses and LAE (2)			$226,617

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $54 thousand, as well as title insurance reserves of $14.7 million, as of September 30, 2023.

During the three months ended September 30, 2024, the provision for losses and LAE was a provision of $30.7 million, comprised of $53.6 million of current year losses partially offset by $22.9 million of favorable prior years’ loss development. During the three months ended September 30, 2023, the provision for losses and LAE was $10.8 million, comprised of $37.5 million of current year losses partially offset by $26.7 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

During the nine months ended September 30, 2024, the provision for losses and LAE was $40.2 million, comprised of $124.2 million of current year losses partially offset by $83.9 million of favorable prior years’ loss development. During the nine months ended September 30, 2023, the provision for losses and LAE was $11.9 million, comprised of $101.5 million of current year losses partially offset by $89.6 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Number of claims paid	182	129	488	319
Amount of claims paid	$5,749	$2,956	$14,920	$6,806
Claim severity	58%	66%	61%	62%

Other Underwriting and Operating Expenses

Following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$33,792	59%	$31,368	57%	$101,864	60%	$82,527	57%
Premium taxes	6,294	11	4,803	9	17,968	11	14,194	10
Other	17,173	30	18,643	34	50,763	29	48,462	33
Total other underwriting and operating expenses	$57,259	100%	$54,814	100%	$170,595	100%	$145,183	100%

Average number of employees during the period		552		528		539		418

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 primarily due to an increase in the average number of employees during the periods, as well as increased stock-based compensation expense. Compensation and benefits includes salaries, wages and bonus, stock-based compensation expense, benefits and payroll taxes.

•Premium taxes increased primarily due to an increase in premiums written, including title insurance premiums written net of premiums retained by agents, in the three and nine months ended September 30, 2024.

•Other expenses decreased in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily as a result of decreases in professional fees and an increase in ceding commission earned under the QSR Agreements. Other expenses increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily as a result of a full year-to-date period of title insurance and settlement services expenses as well as increases in software and occupancy related expenses, partially offset by a decrease in professional fees and an increase in ceding commission earned under the QSR Agreements. In the three and nine months ended September 30, 2023, other expenses included approximately $0.2 million and $4.4 million, respectively, of transaction costs associated with the Company's title business acquisition. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Premiums Retained by Agents

Premiums retained by agents for the three months ended September 30, 2024 were $9.6 million, compared to $13.2 million during the three months ended September 30, 2023. The decrease in premiums retained by agents for three months ended September 30, 2024 compared to the same period in 2023 was primarily the result of decreased utilization of third party agents for insurance premiums written during the third quarter of 2024. The increase in premiums retained by agents for the nine months ended September 30, 2024 compared to the same period in 2023 is due to the timing of the acquisition of the title operations which was effective July 1, 2023.

Interest Expense

For the three and nine months ended September 30, 2024, we incurred interest expense of $11.5 million and $27.2 million, respectively, as compared to $7.9 million and $22.2 million for the three and nine months ended September 30, 2023, respectively. On July 1, 2024, Essent Group completed an underwritten public offering of $500 million principal amount of

6.25% Senior Notes due 2029 (the “Senior Notes"). The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility on July 1, 2024. Interest expense in the three and nine months ended September 30, 2024 includes a loss on debt extinguishment of $3.2 million for the write-off of unamortized debt issuance costs on the borrowings repaid in July. The increases in interest expense were also due to an increase in the average borrowings outstanding during the three and nine months ended September 30, 2024 compared to same periods in 2023. For the three and nine month periods ended September 30, 2024, the average amount of borrowings outstanding were $500 million and $450 million, respectively, compared to $425 million for each of the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, our total borrowings had a weighted average interest rate of 6.32% and 6.84%, respectively, as compared to 7.14% and 6.71% for the three and nine months ended September 30, 2023, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $31.4 million and $31.5 million for the three months ended September 30, 2024 and 2023, respectively, and $99.0 million and $99.0 million for the nine months ended September 30, 2024 and 2023, respectively. The provision for income taxes for the nine months ended September 30, 2024 was calculated using an estimated annual effective tax rate of 15.1% as compared to an estimated annual effective tax rate of 15.2% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, income tax expense includes $0.6 million of discrete tax benefit associated with realized and unrealized losses recognized during the period as well as excess tax benefits associated with the vesting of common shares and common share units. For the nine months ended September 30, 2023, income tax expense includes $2.0 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units. For the nine months ended September 30, 2023, income tax expense also includes $5.3 million of net expense associated with prior year tax returns. The tax effects of discrete items are recognized in the reporting period in which they occur and are not considered in determining the annual effective tax rate.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•our investment portfolio and interest income on the portfolio;

•net premiums that we will receive from our existing IIF as well as policies that we write in the future;

•borrowings under our Revolving Credit Facility; and

•issuance of capital shares.

Our obligations consist primarily of:

•claim payments under our policies;

•interest payments and repayment of borrowings under our Senior Notes and Revolving Credit Facility;

•the other costs and operating expenses of our business;

•the repurchase of common shares under the share repurchase plan approved by our Board of Directors; and

•the payment of dividends on our common shares.

As of September 30, 2024, we had substantial liquidity with cash of $109.3 million, short-term investments of $1.0 billion and fixed maturity investments of $4.9 billion. We also had $500 million available capacity under our Revolving Credit Facility. Holding company net cash and investments available for sale totaled $991.2 million at September 30, 2024. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at September 30, 2024.

On July 1, 2024, we completed an underwritten public offering of $500 million of 6.25% Senior Notes due in 2029. The Company used the net proceeds from the sale of the Senior Notes to repay the $425 million of borrowings outstanding under the term loan portion of the Existing Credit Facility and intends to use the remaining net proceeds for general corporate purposes. On July 1, 2024, concurrently with the closing of the offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of the Existing Credit Facility, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Existing Credit Facility. The Revolving Credit Agreement provides for an effective increase in the Company’s revolving credit facility borrowing capacity from $400 million to $500 million.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.

Our U.S. mortgage insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. At September 30, 2024, Essent Guaranty had unassigned surplus of approximately $362.8 million and Essent PA had unassigned surplus of approximately $22.2 million. As of September 30, 2024, Essent Guaranty and Essent PA could pay additional ordinary dividends in 2024 of $261.8 million and $5.4 million, respectively.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2024, Essent Re had total equity of $1.8 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. At September 30, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$634,827	$547,548
Net cash used in investing activities	(599,021)	(396,342)
Net cash used in financing activities	(68,287)	(135,667)
Net increase (decrease) in cash	$(32,481)	$15,539

Operating Activities

Cash flow provided by operating activities totaled $634.8 million for the nine months ended September 30, 2024, as compared to $547.5 million for the nine months ended September 30, 2023. The increase in cash flow provided by operating activities was primarily due to increases in net premiums written and investment income partially offset by an increase in operating expenses paid in the nine months ended September 30, 2024.

Investing Activities

Cash flow used in investing activities totaled $599.0 million for nine months ended September 30, 2024 compared to $396.3 million used in investing activities for the nine months ended September 30, 2023. In both periods, cash flow used in investing activities relates primarily to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $68.3 million and $135.7 million for the nine months ended September 30, 2024 and 2023, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations. For the nine months ended September 30, 2024, cash flows from financing activities also included cash inflow from the issuance of Senior Notes, partially offset by cash outflows associated with the repayment of the term loan portion of the Existing Credit Facility, as well as the payment of debt issuance costs.

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

During the nine months ended September 30, 2024 and 2023, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $165.5 million and $260 million, respectively. During the nine months ended September 30, 2024, no capital contributions were made to our title insurance subsidiary. During the nine months ended September 30, 2023, Essent US Holdings made a capital contribution of $6 million to its title insurance subsidiary.

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2024. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize.

Essent Guaranty has entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR" agreement"). Each of the third-party reinsurers has an insurer minimum financial strength rating of A- or better by S&P Global Ratings, AM Best or both. Under each QSR agreement, Essent Guaranty will cede premiums on a percentage of risk on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specific ceding commission, as well as a profit commission that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

The following tables summarizes Essent Guaranty's QSR agreements as of September 30, 2024:

QSR Agreement	Coverage Period	Ceding Percentage	Ceding Commission		Profit Commission
QSR-2019	September 1, 2019 - December 31, 2020	(1)	26%	(2)	62.5%	(2)
QSR-2022	January 1, 2022 - December 31, 2022	20%	20%		62%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%	20%		58%
QSR-2024	January 1, 2024 - December 31, 2024	15.0%	20%		57%
_______________________________________________________________________________
(1)Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.
(2)The original profit commission on QSR-2019 was up to 60%; however because Essent Guaranty did not exercise its option to terminate this QSR agreement on December 31, 2021, the maximum profit commission that Essent Guaranty could earn increased to 63% in 2022 through June 30, 2024. Effective July 1, 2024, Essent Guaranty renegotiated the terms, extending the termination date for QSR-2019 through December 31, 2027. The renegotiated terms increased the ceding commission from 20% to 26% and decreased the maximum profit commission from 63% to 62.5%.

Our combined risk-to-capital calculation for our U.S. mortgage insurance subsidiaries as of September 30, 2024 was as follows:

Combined statutory capital: ($ in thousands)
Policyholders’ surplus	$1,129,275
Contingency reserves	2,455,305
Combined statutory capital	$3,584,580
Combined net risk in force	$34,893,957
Combined risk-to-capital ratio	9.7:1

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

Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. During the nine months ended September 30, 2024 Essent Re paid $212.5 million in dividends to Essent Group and no dividends during the nine months ended September 30, 2023. Essent Group made no capital contributions to Essent Re during the nine months ended September 30, 2024 and 2023. As of September 30, 2024, Essent Re had total stockholders’ equity of $1.8 billion and net risk in force of $23.0 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A3 with a positive outlook by Moody’s Investors Service (“Moody's”), A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best. The insurer financial strength rating of Essent Re is A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best.

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of September 30, 2024, Essent Guaranty's Available Assets were $3.6 billion or 189% of its Minimum Required Assets of $1.9 billion based on our interpretation of the PMIERs.

Under PMIERs guidance issued by the GSEs effective June 30, 2020, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a FEMA Declared Major Disaster Area eligible for Individual Assistance and that either 1) is subject to a forbearance plan granted in response to a FEMA Declared Major Disaster, the terms of which are materially consistent with terms of forbearance plans, repayment plans or loan modification trial period offered by Fannie Mae or Freddie Mac, or 2) has an initial missed payment occurring up to either (i) 30 days prior to the first day of the incident period specified in the FEMA Major Disaster Declaration or (ii) 90 days following the last day of the incident period specified in the FEMA Major Disaster Declaration, not to exceed 180 days from the first day of the incident period specified in the FEMA Major Disaster Declaration. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for a non-performing primary mortgage guaranty insurance loan for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments absent a forbearance plan described in 1) above. Further, under temporary provisions provided by the PMIERs guidance, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property that has an initial missed payment occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period). The 0.30 multiplier will be applicable for insured loans in default 1) subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan, repayment plan or loan modification trial period), the terms of which are materially consistent with terms offered by Fannie Mae or Freddie Mac or 2) for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments.

FHFA and the GSEs announced that effective November 1, 2023, defaulted loans will be no longer eligible for COVID forbearance plans and will follow the GSEs standard forbearance plans going forward. In August 2024, Fannie Mae and Freddie Mac, under the oversight of FHFA, issued an update to the planned sunset of the use of the 0.3x Required Asset multiplier for loans in a COVID forbearance plan. The sunset of the 0.3x Required Asset multiplier for loans in a COVID forbearance plan will become effective on March 31, 2025. Also in August 2024, the GSEs, issued updates to the PMIERs calculation of Available Assets . The updated PMIERs Available Asset requirements are subject to a phased-in implementation, will have no impact on Essent’s Available Assets or sufficiency ratio until March 31, 2025, and will become fully effective on September 30, 2026. Essent expects to remain in full compliance with the existing and updated PMIERs requirements.

Financial Condition

Stockholders’ Equity

As of September 30, 2024, stockholders’ equity was $5.6 billion, compared to $5.1 billion as of December 31, 2023. Stockholders' equity increased primarily due to net income generated in 2024 and a decrease in accumulated other comprehensive loss related to an increase in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.

Investments

As of September 30, 2024, investments totaled $6.2 billion compared to $5.5 billion as of December 31, 2023. In addition, our total cash was $109.3 million as of September 30, 2024, compared to $141.8 million as of December 31, 2023. The increase in investments was primarily due to investing net cash flows from operations during the nine months ended September 30, 2024 as well as a decrease in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$709,807	11.9%	$996,382	18.9%
U.S. agency securities	—	—	7,195	0.1
U.S. agency mortgage-backed securities	1,051,308	17.7	821,346	15.6
Municipal debt securities(1)	577,647	9.8	547,258	10.5
Non-U.S. government securities	72,971	1.2	67,447	1.3
Corporate debt securities(2)	1,704,388	28.6	1,297,055	24.7
Residential and commercial mortgage securities	503,980	8.5	517,940	9.8
Asset-backed securities	548,076	9.2	564,995	10.7
Money market funds	782,322	13.1	444,121	8.4
Total Investments Available for Sale	$5,950,499	100.0%	$5,263,739	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	83.7%	81.4%
General obligation bonds	16.3	18.6
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	42.6%	42.0%
Consumer, non-cyclical	15.6	15.9
Industrial	8.2	8.1
Consumer, cyclical	6.2	7.1
Communications	6.1	7.2
Utilities	7.6	6.3
Technology	6.0	6.2
Energy	4.8	4.7
Basic Materials	2.9	2.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	September 30, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,541,407	49.2%	$2,561,363	53.2%
Aa1	103,522	2.0	104,474	2.2
Aa2	286,304	5.5	291,501	6.0
Aa3	247,669	4.7	208,882	4.3
A1	510,486	9.9	377,188	7.8
A2	391,018	7.6	329,423	6.8
A3	424,218	8.2	253,081	5.3
Baa1	227,741	4.4	220,901	4.6
Baa2	200,539	3.9	226,449	4.7
Baa3	158,288	3.1	166,121	3.4
Below Baa3	76,985	1.5	80,235	1.7
Total (2)	$5,168,177	100.0%	$4,819,618	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $782,322 and $444,121 of money market funds at September 30, 2024 and December 31, 2023, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,829,657	30.7%	$1,892,074	35.9%
1 to < 2 Years	501,569	8.4	371,583	7.1
2 to < 3 Years	506,047	8.5	538,775	10.2
3 to < 4 Years	499,816	8.4	402,668	7.6
4 to < 5 Years	417,500	7.0	376,722	7.2
5 or more Years	2,195,910	37.0	1,681,917	32.0
Total Investments Available for Sale	$5,950,499	100.0%	$5,263,739	100.0%

Top Ten Investments Available for Sale Holdings

	September 30, 2024
Rank ($ in thousands)	Security	Fair Value	Amortized Cost	Unrealized Gain (Loss)(1)	Credit Rating(2)
1	US Treasury Bill 04/17/2025	$96,253	$95,721	$532	Aaa
2	US Treasury 4.000% 01/31/2029	41,623	40,685	937	Aaa
3	US Treasury 2.875% 06/15/2025	40,901	41,168	(268)	Aaa
4	US Treasury Bill 10/15/2024	36,673	36,665	7	Aaa
5	US Treasury 1.500% 08/15/2026	32,878	34,426	(1,548)	Aaa
6	US Treasury Bill 10/01/2024	29,051	29,055	(4)	Aaa
7	GNMA 30 Year Platinum 6.000% 11/20/2053	27,407	27,126	281	Aaa
8	FHLMC 30 Year UMBS 5.500% 11/01/2052	26,065	26,141	(75)	Aaa
9	US Treasury 0.250% 05/31/2025	24,942	25,603	(661)	Aaa
10	US Treasury Bill 10/31/2024	24,765	24,765	—	Aaa
Total		$380,558	$381,355	$(799)
Percent of Investments Available for Sale		6.4%

(1)As of September 30, 2024, for securities in an unrealized loss position, management believes the declines in fair value are principally associated with the changes in the interest rate environment subsequent to its purchase. Also, see Note 3 to our condensed consolidated financial statements, which summarizes the aggregate amount of gross unrealized losses by asset class in which the fair value of investments available for sale has been less than cost for less than 12 months and for 12 months or more.

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

The following tables include municipal debt securities for states that represent more than 10% of the total municipal bond position as of September 30, 2024:

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
New York
New York City Transitional Finance Authority Future Tax Secured Revenue	$12,278	$12,411	Aa1
Metropolitan Transportation Authority Payroll Mobility Tax Revenue	6,568	7,158	Aa1
City of New York NY	7,231	7,051	Aa2
Port Authority of New York & New Jersey	5,398	5,925	Aa3
State of New York Sales Tax Revenue	4,998	5,063	Aa1
Metropolitan Transportation Authority	4,166	4,289	A3
State University of New York Dormitory Facilities Revenue	4,061	4,075	Aa3
University of Rochester	3,487	3,243	Aa3
State of New York Personal Income Tax Revenue	3,401	3,403	Aa1
New York City Water & Sewer System	3,066	2,918	Aa1
Triborough Bridge & Tunnel Authority	2,681	2,619	Aa3
Rochester Institute of Technology	2,325	2,279	A1
City of Yonkers NY	2,218	2,280	A2
Research Foundation of State University of New York/The	1,882	1,870	A1
Long Island Power Authority	1,630	1,618	A2
Trustees of Columbia University in the City of New York/The	1,396	1,303	Aaa
State of New York	1,358	1,340	Aa2
New York State Thruway Authority	1,339	1,296	Aa3
Yankee Stadium LLC	702	788	A1
New York University	298	291	Aa2
County of Nassau NY	269	265	Aa2
Empire State Development Corp	208	207	Aa1
	$70,960	$71,692

($ in thousands)	Fair Value	Amortized Cost	Credit Rating (1), (2)
California
Bay Area Toll Authority	$3,707	$3,819	A1
State of California	9,130	8,997	Aa2
San Joaquin Hills Transportation Corridor Agency	6,891	7,725	A1
City of Anaheim CA	5,908	7,725	A1
Community Hospitals of Central California Obligated Group	5,832	7,725	A1
Golden State Tobacco Securitization Corp	4,314	5,038	A3
San Francisco City & County Airport Comm-San Francisco International Airport	3,734	3,609	A1
City of Carson CA	3,625	4,378	Aa2
San Jose Unified School District	3,392	4,090	Aaa
Redwoods/The a Community of Seniors	3,222	3,740	Aa3
Tuolumne Wind Project Authority	3,020	3,017	A2
County of Kern CA	1,806	1,795	A1
Chabot-Las Positas Community College District	2,741	2,753	Aa2
City of Inglewood CA	2,528	3,101	Aa2
Port of Oakland	3,582	3,581	A1
City of Los Angeles Department of Airports	2,499	2,489	Aa3
City of Monterey Park CA	2,252	2,970	Aa2
County of Riverside CA	2,171	2,250	Aa2
State of California Personal Income Tax Revenue	2,105	2,127	Aa3
City of San Francisco CA Public Utilities Commission Water Revenue	2,141	2,333	Aa2
Foothill-Eastern Transportation Corridor Agency	1,780	2,350	A1
Bay Area Water Supply & Conservation Agency	1,694	1,689	Aa3
Riverside County Transportation Commission	1,430	1,665	A2
Regents of the University of California Medical Center Pooled Revenue	1,338	1,360	Aa3
University of California	1,301	1,309	Aa2
Los Angeles Unified School District/CA	1,247	1,297	Aa2
City of Torrance CA	1,178	1,235	Aa2
City of El Cajon CA	1,047	1,281	Aa2
City of El Monte CA	889	1,000	Aa2
Alameda Corridor Transportation Authority	819	845	A3
Cathedral City Redevelopment Agency Successor Agency	701	700	Aa2
Pomona Redevelopment Agency Successor Agency	700	700	Aa2
California Independent System Operator Corp	569	725	A1
County of Sacramento CA	360	359	A1
Los Angeles County Securitization Corp	445	465	A3
California State University	245	251	Aa2
Oxnard Union High School District	226	250	Aa2
City of San Jose CA	185	205	Aa2
Compton Community College District	115	113	Aa3
City of Los Angeles CA	100	110	Aa3
	$90,969	$101,171

(1)Certain of the above securities may include financial guaranty insurance or state enhancements. The above ratings include the effect of these credit enhancements, if applicable.

(2)Based on ratings issued by Moody’s, if available. S&P or Fitch rating utilized if Moody’s not available.

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of September 30, 2024, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.3 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2024, the effective duration of our investments available for sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2024.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2024	125,257	$56.00	124,756
August 1 - August 31, 2024	44,857	$58.67	44,857
September 1 - September 30, 2024	—	N/A	—
Total	170,114		169,613	$213,283

(1)As of September 30, 2024, the Company was authorized to purchase up to $250 million of its common shares, announced in October 2023, of which $36.7 million had been utilized. The remaining $213.3 million in the table represents the amount available to repurchase shares under the share repurchase plan as of September 30, 2024.

Item 5. Other Information

Executive Trading Plan

On August 30, 2024, Vijay Bhasin, the Company’s Senior Vice President and Chief Risk Officer, entered into a 10b5-1 sales plan (the “Bhasin Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Bhasin Plan provides for the sale of up to an aggregate of 122,449 shares of the Company’s common stock beneficially owned by Mr. Bhasin during the term of the Bhasin Plan and will be in effect until the earlier of (1) August 30, 2026 and (2) the date on which an aggregate of 122,449 shares of the Company’s common stock have been sold under the Bhasin Plan.

On September 5, 2024, Mark Casale, the Company’s President and Chief Executive Officer, entered into a 10b5-1 sales plan (the “Casale Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Casale Plan provides for the sale of up to an aggregate of 250,000 shares of the Company’s common stock beneficially owned by Mr. Casale during the term of the Casale Plan and will be in effect until the earlier of (1) December 5, 2025 and (2) the date on which an aggregate of 250,000 shares of the Company’s common stock have been sold under the Casale Plan.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: November 4, 2024	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 4, 2024	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)