Form 10-K
period 2024-12-31
Essent Group Ltd.
filed 2025-02-19
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $5,789,192,711 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 14, 2025 was 103,835,368.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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

Unless the context otherwise indicates or requires, the terms "we," "our," "us," "Essent," and the "Company," as used in this Annual Report, refer to Essent Group Ltd. and its directly and indirectly owned subsidiaries, including our primary operating subsidiaries, Essent Guaranty, Inc., Essent Reinsurance Ltd. and Essent Title Insurance, Inc., as a combined entity, except where otherwise stated or where it is clear that the terms mean only Essent Group Ltd. exclusive of its subsidiaries.

PART I
ITEM 1.    BUSINESS
General
Overview
We serve the housing finance industry by providing private mortgage insurance and reinsurance, and title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We conduct our operations through one primary business segment: Mortgage Insurance.
Our Mortgage Insurance segment offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. We provide private mortgage insurance on residential first-lien mortgage loans (“U.S. mortgage insurance”) through our U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., which we refer to as "Essent Guaranty", and also offer other credit risk management solutions, including contract underwriting, to our customers. Through our wholly owned, Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and provide underwriting consulting services to third-party reinsurers.
We also offer title insurance products both directly and through a network of title insurance agents, as well as title and settlement services. This operating segment was established upon our acquisitions of Agents National Title Insurance Company (renamed Essent Title Insurance, Inc. effective January 1, 2025), a title insurance underwriter, and Boston National Title, a national title agency, on July 1, 2023. Our title insurance operations are included in "Corporate and Other" within our segment-related disclosures.
See Notes 1 and 18 of the Notes to Consolidated Financial Statements for further details of our businesses.
Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
Mortgage Insurance
Overview
Private mortgage insurance plays a critical role in the U.S. housing finance system, extending affordable homeownership by facilitating the sale of low down payment loans into the secondary market. Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), which we refer to collectively as the GSEs, are U.S. Federal government-sponsored enterprises which purchase residential mortgages from banks and other lenders and guaranty mortgage-backed securities that are offered to investors in the secondary mortgage market. The GSEs are restricted by their charters from purchasing or guaranteeing low down payment loans, defined as loans with less than a 20% down payment, that are not covered by certain credit protections. Private mortgage insurance satisfies the GSEs' credit protection requirements for low down payment loans. Essent and other private mortgage insurers provide credit protection to lenders and mortgage investors, supporting a robust secondary mortgage market in the United States by covering a portion of the unpaid principal balance of a mortgage and certain related expenses in the event of a default. In doing so, we provide private capital to mitigate mortgage credit risk, allowing lenders to make additional mortgage financing available to prospective homeowners.
For the years ended December 31, 2024, 2023 and 2022, we generated private mortgage insurance new insurance written, or NIW, of approximately $45.6 billion, $47.7 billion and $63.1 billion, respectively. As of December 31, 2024, we had approximately $243.6 billion of private mortgage insurance in force. We are approved by Fannie Mae and Freddie Mac and are licensed to write private mortgage insurance coverage in all 50 states and the District of Columbia. The financial strength ratings of our U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., are A3 with a positive outlook by Moody's Investors Service, Inc. (Moody's), A- with a stable outlook by S&P Global Ratings (S&P), and A (Excellent) with a stable outlook by A.M. Best Company (AM Best).
We offer mortgage-related insurance and reinsurance through our wholly owned, Bermuda-based subsidiary, Essent Reinsurance Ltd., a Class 3B insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. As of December 31, 2024, Essent Re provided insurance or reinsurance relating to GSE credit risk transfer and other reinsurance transactions covering approximately $2.2 billion of risk. Essent Re also reinsures NIW that we write in the U.S. under a quota share reinsurance agreement with Essent Guaranty. We additionally provide underwriting consulting and risk management services to third-party reinsurers through Essent Re's wholly-owned subsidiary, Essent Agency (Bermuda) Ltd. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.
Industry
U.S. Mortgage Market
The U.S. residential mortgage market is one of the largest in the world, with over $14.2 trillion of debt outstanding as of September 30, 2024, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration (FHA), the Veterans Administration (VA), the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association (Ginnie Mae), as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets such as mortgage-backed securities.
GSEs
The GSEs are the most prominent participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $6.7 trillion, or 46.9%, of all U.S. residential mortgage debt outstanding as of September 30, 2024. The charters of the GSEs generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.
Mortgage Insurance
Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is offered by both private companies, such as Essent Guaranty, and government agencies, such as the FHA and the VA. From 2005 through 2024, an average of 30.2% of total annual U.S. mortgage origination volume utilized mortgage insurance.
Mortgage insurance industry volumes are influenced by total mortgage originations and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2024, total U.S. residential mortgage origination volume was estimated to be $1.78 trillion, comprised of $1.29 trillion of purchase originations and $0.49 trillion of refinancing originations. The mortgage market in 2024 continued to be substantially and negatively impacted by elevated mortgage interest rates precipitated in large part by actions of the Federal Reserve commencing in 2022 that were intended to combat inflation.
The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.

U.S. Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
________________________________________________________________
Source:    Mortgage Bankers Association
The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume. As depicted below, the severe economic and housing market dislocation experienced as a result of the 2007-2008 financial crisis had a profound impact on the private mortgage insurance industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2024, private mortgage insurance represented an estimated 41% of the total insured market and covered 17% of the total U.S. mortgage origination volume.
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
Mortgage Reinsurance
We conduct our primary reinsurance operations through Essent Re, insuring risk and providing services tied to the U.S. mortgage market from Bermuda. Our reinsurance operations include participation in credit risk transfer (CRT) transactions sponsored by Fannie Mae and Freddie Mac, which over the past decade have reduced their exposure to mortgage risk by shifting a portion of that risk to the private sector through capital markets offerings and reinsurance vehicles.
Competition
The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of pricing, customer relationships, underwriting guidelines, terms and conditions, financial strength, reputation, the strength of management and field organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. The private mortgage insurance industry currently consists of six active private mortgage insurers approved by the GSEs: Essent Guaranty, Arch Mortgage Insurance Company, Enact Mortgage Insurance Corporation, Mortgage Guaranty Insurance Corporation, National Mortgage Insurance Corporation and Radian Guaranty Inc.
We and the other private mortgage insurers compete directly with Federal and state governmental and quasi-governmental agencies that provide mortgage insurance, principally, the FHA and, to a lesser degree, the VA. Private mortgage insurers also face limited competition from state-sponsored mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.
The private mortgage insurance industry additionally competes with products designed to eliminate the need for private mortgage insurance, such as "piggyback loans," which combine a first lien loan with a second lien in order to meet the 80% loan-to-value threshold required for sale to the GSEs without certain credit protections. We also compete with investors willing to hold credit risk on their own balance sheets without credit enhancement and, in some markets, with alternative forms of credit enhancement such as structured finance products and derivatives.
The GSE-sponsored mortgage CRT programs, which include the use of front and back-end transactions with reinsurers, have to date included approximately 25 unique (re)insurers that regularly participate in CRT transactions in addition to funded credit investors. These GSE-sponsored mortgage CRT transactions continue to create opportunities for reinsurers and capital markets participants.
Our Products and Services
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
As of December 31, 2024, substantially all of our policies are monthly or single premium policies.
In general, we may not terminate mortgage insurance coverage except in the event there is non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may cancel mortgage insurance coverage at any time at their option or upon mortgage repayment. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The Homeowners Protection Act of 1998 (HOPA), also requires the automatic termination of BPMI on most loans when the LTV ratio, based upon the original property value and amortized loan balance, reaches 78%, and provides for cancellation of BPMI upon a borrower's request when the LTV ratio, based on the current value of the property, reaches 80%, upon satisfaction of the conditions set forth in HOPA. See "—Regulation—Federal Mortgage—Related Laws and Regulations—Homeowners Protection Act of 1988" below. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.
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
Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right to rescind coverage in such event. Pursuant to the current minimum standards for mortgage insurer master policies enacted by the GSEs and the Federal Housing Finance Agency (FHFA), our current master policy provides rescission relief for loans that (i) remain current up to 36 months after origination, have not experienced more than two late payments of 30 days or more, and have never been 60 days late, or (ii) are current after 60 payments, and otherwise permits the provision of rescission relief concurrent with independent validation of representations, including validation by use of duly approved automated tools. Our current master policy also reserves rescission rights with respect to fraud committed by any party in connection with the origination or closing of a loan or application for mortgage insurance (provided, however, that the exclusion for fraud by borrowers may be sunset after the borrower has made 12 timely payments) and certain patterns of fraud or data inaccuracies and permits us to offer certain alternatives to rescission. See "Risk Factors—Risks Relating to the Operation of Our Business—Changes in the business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance or changes in the GSEs' eligibility requirements for mortgage insurers, could reduce our revenues or adversely affect our profitability and returns" elsewhere in this Annual Report and "—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" below.
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
Our U.S. Mortgage Insurance Portfolio
All of our U.S. mortgage insurance policies in force were written since May 2010. The following data presents information on our direct U.S. mortgage insurance portfolio.
Insurance in Force by Policy Year
The following table sets forth our U.S. mortgage insurance in force, or IIF, as of December 31, 2024, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure directly.

($ in thousands)	$	%
2024	$43,370,993	17.8%
2023	41,118,618	16.9
2022	51,504,293	21.1
2021	50,162,523	20.6
2020	35,499,947	14.6
2019 and prior	21,989,049	9.0
	$243,645,423	100.0%
Portfolio Characteristics
The following tables reflect our IIF and direct U.S. mortgage insurance risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2024 and 2023. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure directly.

Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2024		2023
>=760	$99,221,741	40.7%	$97,085,244	40.6%
740-759	42,574,390	17.5	41,490,720	17.4
720-739	37,953,625	15.6	37,435,781	15.7
700-719	32,657,660	13.4	31,932,469	13.4
680-699	19,772,912	8.1	19,780,944	8.3
<=679	11,465,095	4.7	11,353,104	4.6
Total	$243,645,423	100.0%	$239,078,262	100.0%

	December 31,
Gross RIF(1) by FICO score ($ in thousands)	2024		2023
>=760	$26,860,197	40.3%	$25,752,549	40.2%
740-759	11,799,832	17.7	11,268,607	17.6
720-739	10,512,364	15.8	10,179,683	15.9
700-719	9,067,640	13.6	8,687,001	13.6
680-699	5,440,776	8.2	5,330,894	8.3
<=679	2,932,708	4.4	2,842,640	4.4
Total	$66,613,517	100.0%	$64,061,374	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2024		2023
85.00% and below	$14,738,289	6.0%	$19,869,776	8.3%
85.01% to 90.00%	60,636,883	24.9	62,973,580	26.3
90.01% to 95.00%	127,152,954	52.2	119,764,184	50.1
95.01% and above	41,117,297	16.9	36,470,722	15.3
Total	$243,645,423	100.0%	$239,078,262	100.0%

	December 31,
Gross RIF (1) by LTV ($ in thousands)	2024		2023
85.00% and below	$1,745,933	2.6%	$2,364,232	3.7%
85.01% to 90.00%	14,961,779	22.5	15,494,172	24.2
90.01% to 95.00%	37,510,076	56.3	35,260,761	55.0
95.01% and above	12,395,729	18.6	10,942,209	17.1
Total	$66,613,517	100.0%	$64,061,374	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2024		2023
FRM 30 years and higher	$238,335,608	97.8%	$232,995,380	97.5%
FRM 20-25 years	1,133,494	0.5	1,685,700	0.7
FRM 15 years	1,231,952	0.5	1,505,759	0.6
ARM 5 years and higher	2,944,369	1.2	2,891,423	1.2
Total	$243,645,423	100.0%	$239,078,262	100.0%

Portfolio by Geography
Our direct U.S. mortgage insurance in force portfolio is geographically diverse. As of December 31, 2024, only three states accounted for greater than 5% of our portfolio, as measured by either IIF or Gross RIF, and three metropolitan statistical areas accounted for greater than 3% of our portfolio, as measured by either IIF or Gross RIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2024 and 2023.
Top Ten States

	December 31,
	2024	2023
IIF by State
CA	12.5%	13.0%
FL	11.9	11.1
TX	11.1	10.5
CO	4.1	4.1
AZ	3.8	3.7
GA	3.7	3.4
WA	3.4	3.5
NC	3.0	2.9
NY	2.6	2.5
OH	2.6	2.6
All Others	41.3	42.7
Total	100.0%	100.0%

	December 31,
	2024	2023
Gross RIF by State
CA	12.4%	12.8%
FL	12.1	11.4
TX	11.4	10.9
CO	4.0	4.0
AZ	3.9	3.8
GA	3.8	3.4
WA	3.4	3.5
NC	3.0	2.9
OH	2.5	2.6
MI	2.5	2.5
All Others	41.0	42.2
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2024	2023
IIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler AZ	3.2%	3.1%
Houston-Pasadena-The Woodlands TX	3.0	3.0
Dallas-Plano-Irving, TX	3.0	2.6
Denver-Aurora-Centennial CO	2.6	2.7
Riverside-San Bernardino-Ontario CA	2.5	2.5
Los Angeles-Long Beach-Glendale, CA	2.4	2.5
Atlanta-Sandy Springs-Roswell, GA	2.2	2.0
Orlando-Kissimmee-Sanford FL	1.8	1.7
Minneapolis-St. Paul-Bloomington MN-WI	1.7	1.8
Chicago-Naperville-Schaumburg, IL	1.7	1.9
All Others	75.9	76.2
Total	100.0%	100.0%

	December 31,
	2024	2023
Gross RIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler AZ	3.2%	3.2%
Houston-Pasadena-The Woodlands TX	3.1	3.0
Denver-Aurora-Centennial CO	3.0	2.7
Dallas-Plano-Irving, TX	2.6	2.6
Los Angeles-Long Beach-Glendale, CA	2.5	2.5
Riverside-San Bernardino-Ontario CA	2.3	2.5
Atlanta-Sandy Springs-Roswell, GA	2.3	2.1
Chicago-Naperville-Schaumburg, IL	1.9	1.8
Minneapolis-St. Paul-Bloomington MN-WI	1.7	1.7
Orlando-Kissimmee-Sanford FL	1.7	1.8
All Others	75.7	76.1
Total	100.0%	100.0%

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
The following tables show the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2024 and 2023:

Number of Loans in Default and Default Rate

	December 31,
	2024	2023
Number of policies in force	813,013	822,012
Loans in default	18,439	14,819
Percentage of loans in default	2.27%	1.80%

Loan Defaults by Originating Year

	December 31, 2024			December 31, 2023
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010 - 2015	441	0.5%	$23,444	698	0.2%	$36,790
2016	459	0.3	23,612	545	0.4	27,950
2017	1,024	0.6	49,508	1,166	0.6	56,930
2018	1,280	0.7	65,762	1,498	0.8	78,163
2019	1,833	0.8	107,586	1,913	0.8	114,763
2020	2,623	0.7	183,033	2,511	0.7	175,537
2021	3,857	1.5	316,774	3,410	1.3	283,914
2022	3,862	2.2	380,474	2,456	1.4	245,947
2023	2,398	1.4	239,817	622	0.4	63,860
2024	662	0.5	64,784	N/A	N/A	N/A
Total	18,439		$1,454,794	14,819		$1,083,854

Historically, the peak default period for insured mortgage loans has been three to six years after loan origination. The weighted average life of our U.S. mortgage insurance portfolio was 33.3 months as of December 31, 2024. It is possible, however, that our level of defaults may increase as our portfolio seasons. We believe that, since the 2007-2008 financial crisis, underwriting practices in the industry have improved substantially and the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers.
Under COVID-19 forbearance plans adopted by the GSEs and implemented by their servicers, eligible homeowners who were adversely impacted by COVID-19 were permitted to temporarily reduce or suspend their mortgage payments for up to 18 months for loans in an active COVID-19-related forbearance program as of February 28, 2021. Over 90% of mortgage loans insured by us are federally backed by the GSEs. Because a mortgage loan in forbearance is deemed to be delinquent, we have provided loss reserves on these loans once the borrower has missed two consecutive payments. The substantial majority of the loans that entered into such forbearance plans exited forbearance prior to December 31, 2023, largely pursuant to repayment plans or loan modifications that brought those loans into current status.
As of December 31, 2024, 18,439 of our insured loans, representing approximately 2.27% of our aggregate U.S. mortgage insurance policies in force, were in default status, compared to 14,819 loans in default as of December 31, 2023 and 13,433 loans in default as of December 31, 2022. During the fourth quarter of 2024, certain regions of the U.S. experienced hurricanes which have impacted our insured U.S. mortgage insurance portfolio’s performance. On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall causing damage in certain counties in Florida. Loans in default increased by 3,620 in the year ended December 31, 2024, including 2,119 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults.

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
Customers, Sales and Marketing
Our mortgage insurance customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. Our top ten customers generated 50.2% of our NIW on a flow basis during the year ended December 31, 2024, compared to 39.9% and 41.6% for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, revenue from one customer, United Wholesale Mortgage, exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to the Operation of Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."
We seek to maintain strong institutional relationships with all of our U.S. mortgage insurance customers. We provide them with ongoing risk, sales, training, service and product development support. We maintain regular and ongoing dialogue with our customers to develop an in-depth understanding of their strategies and needs, to share market perspectives and industry best practices, and to offer tailored solutions and training where necessary on a local level.
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
Underwriting
We have established mortgage insurance underwriting guidelines that we believe protect our balance sheet and result in the insurance of high quality business. Most applications for mortgage insurance are submitted to us electronically, and we rely upon the lender's representations that the data submitted is true and correct when making our insurance decision. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, restrict our coverage to mortgages that meet our requirements with respect to borrower FICO® scores, maximum debt-to-income levels, maximum LTV ratios and documentation requirements. Our underwriting guidelines also limit the mortgage insurance coverage we provide for mortgages made with certain high risk features, including those for cash-out refinance, second homes or investment properties.
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
Our U.S. mortgage insurance policies are issued through one of two programs:
•Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2024, approximately 74% of our insurance in force had been originated on a delegated basis, compared to 73% as of December 31, 2023. See "Risk Factors—Risks Relating to the Operation of Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."

•Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2024, approximately 26% of our insurance in force had been originated on a non-delegated basis, compared to 27% as of December 31, 2023.
We maintain U.S. mortgage insurance underwriting centers in Radnor, Pennsylvania and Winston-Salem, North Carolina, and employ additional underwriters who are based remotely throughout the United States. We believe that the geographical distribution of our underwriting staff allows us to make underwriting determinations across different time zones and to best serve customers across the United States. Although our employees conduct the substantial majority of our non-delegated underwriting, we engage underwriters on an outsourced basis from time to time in order to provide temporary underwriting capacity.
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
We believe that our risk management framework encompasses the major risks we face, including our mortgage and title insurance portfolios, investment risk, liquidity risk and regulatory compliance risk, among others. The majority of our risk analysis is directed toward the risks embedded in our U.S. mortgage insurance portfolio. As such, we have established a risk management approach that analyzes the risk across the full life cycle of a mortgage, into what we term the "loan life cycle."
Loan Life Cycle Risk Management
We generally break down the loan life cycle risk management process into three components:
•Customer qualification—customer review and approval process;
•Policy acquisition—loan underwriting, valuation and risk approval; and
•Portfolio management—loan performance and lender monitoring with continuous oversight through the settlement of a claim.
Customer qualification involves a process in which we perform diligence over a potential customer's financial resources, operational practices, management experience and track record of originating quality mortgages prior to formalizing a customer relationship. We leverage the experience of our management team to pre-screen lenders prior to formally engaging and performing a lender qualification review. Once engaged, our counterparty risk management team conducts a lender qualification review with oversight from the management risk committee. Approved lenders are subject to clear parameters regarding underwriting delegation status, credit guideline requirements and variances and collateral thresholds and volume mix expectations for loan diversification.
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
The portfolio management process involves two main functions, quality assurance (QA), reviews, and a comprehensive surveillance protocol, in order to provide customers timely feedback that fosters high quality loan production. Through our QA process, we review a statistically significant sample of individual mortgages from our customers to ensure that the loans accepted through our underwriting process meet our pre-determined eligibility and underwriting criteria. The QA process allows us to identify trends in lender underwriting and origination practices, as well as to back-test underlying reasons for delinquencies, defaults and claims within our portfolio. The information gathered from the QA process is incorporated into our policy acquisition function and is intended to prevent continued aggregation of underperforming risks. Our surveillance protocol maintains oversight over customer and vendor activities, industry dynamics, production trends and portfolio performance. The portfolio management process also involves loss mitigation aimed to reduce both frequency and severity of non-performing risk. See "—Defaults and Claims" above.
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
Reinsurance
We proactively manage our risk exposure and capital in part through the use of third-party reinsurance arrangements. We are parties to several types of reinsurance arrangements:
•fully collateralized excess of loss reinsurance coverage on U.S. mortgage insurance policies that we have already issued with special purpose insurers funding such reinsurance obligations through the issuance of mortgage insurance-linked notes;
•excess of loss reinsurance arrangements with third party reinsurers on U.S. mortgage insurance policies that we have already issued; and
•quota share reinsurance arrangements in which third party reinsurers agree to prospectively reinsure a pro rata portion of the risk on U.S. mortgage insurance policies that we write.
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
Corporate & Other
Overview
Corporate & Other activities include business activities associated with our title insurance operations, income and losses from holding company treasury operations, as well as general corporate operating expenses not attributable or allocated to our Mortgage Insurance segment.
As a result of our acquisition of Agents National Title Insurance Company (renamed Essent Title Insurance, Inc. effective January 1, 2025), a title insurance underwriter, and Boston National Title, an independent title agency, effective July 1, 2023, we offer title insurance products through a network of title insurance agents and title and settlement services.
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
Title Insurance Industry
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
An owner’s title insurance policy, like those that we issue in connection with the closing of a real estate transaction, provides owners with protection from losing their property due to unforeseen or unexpected title claims. Unlike other types of insurance, title insurance protects against past problems instead of future risk, such as the previous owner’s debt, liens, or other claims of ownership that may have been in place prior to the purchase of the property. Under our policies, we defend insureds when covered claims are filed against their interest in the property.
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
In a typical residential real estate sale transaction where title insurance is issued, a third party, such as a real estate broker or agent, lawyer or settlement agent, orders the title insurance on behalf of an insured or in certain instances, such as with respect to a lender, the insured orders on its own behalf. Once the order has been placed and a title insurance company or an agent has determined the current status of the title to the property to its satisfaction, the title insurer or agent prepares, issues and circulates a commitment or preliminary report. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that, in certain circumstances, must be eliminated prior to closing. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments, facilitation and closing of real estate transactions. Claim losses generally result from errors made in the title search and examination process, from fraud, forgery and hidden defects such as incapacity, missing heirs of the property, closing-related errors, etc.

The closing or settlement function, sometimes called an escrow in the western states, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “settlement agent.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes. The settlement agent typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the owner in the amount of the purchase price. Before a closing takes place, however, the title insurer or agent typically provides an update to the commitment to discover any adverse matters affecting title and, if any are found, works to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the owner and the owner’s lender.
Competition
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
Customers, Sales and Marketing
We market and distribute our title and settlement services to customers primarily to the residential sector of the real estate industry. We actively seek to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage originators and servicers, and attorneys who order title insurance policies for their clients. Large customers, such as national residential mortgage lenders and developers, are an important part of our business. The buying criteria of locally based title agents and clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and the ability of service providers to meet their information systems requirements for electronic product delivery.
Underwriting
The search and examination function is performed by an independent agent, or directly produced by the underwriter, and the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days' notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records.
A title insurance underwriter’s direct title and settlement operations handle the entire process of issuing title insurance policies and conducting real estate closings without relying on third-party agents. These operations include title searches, title curative work, escrow services, and the final settlement of real estate transactions. By managing these functions in-house, the underwriter ensures greater control over risk assessment, compliance, and service quality while streamlining the process for buyers, sellers, and lenders. Additionally, operating direct title and settlement services allows the underwriter to capture the full premium and settlement fee, maximizing revenue and eliminating the need to share fees with independent title agents.

Information Technology
We operate highly automated businesses that rely on information technology. We accept mortgage and title insurance applications and requests for title closing services through electronic submission and issue electronic insurance approvals. In order to facilitate this process, we establish direct connections to the origination and servicing systems of our customers and servicers, which may require a significant upfront investment. We also provide our customers secure access to our web-based mortgage insurance ordering and servicing systems to facilitate transactions.
We continue to upgrade and enhance our systems and technology, including:

•investing in new customer-facing technology that enables our customers to transact business faster and easier, whether over an internet browser or through direct system-to-system interfacing with our customers' loan origination and servicing systems;
•integrating our platform with third-party technology providers used by our customers in their loan origination process and for ordering mortgage insurance and provide title closing services;
•supporting a business rules engine that automatically enforces our eligibility guidelines and pricing rules at the time the mortgage insurance application is submitted;
•implementing advanced business process management software that focuses on improving our underwriting productivity and that may also be used to improve our quality assurance and loss management functions;
•deploying commercially available software combined with proprietary solutions to support title closing and settlement services; and
•development of a title insurance production system.
We believe that our technology, together with our information technology team, greatly enhances our operating efficiency and creates competitive advantages. Our team is experienced in large-scale project delivery, including mortgage insurance and title insurance administration systems and the development of web-enabled servicing capabilities. Technology costs are managed by standardizing our technology infrastructure, consolidating application systems, managing project execution risks and using contract employees as needed.
See "Item 1C - Cybersecurity" below for a discussion of our governance practices and processes for assessing, identifying and managing material risks from cybersecurity threats.
Investment Portfolio
Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 88.8% of our total assets at December 31, 2024. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. Our investments are subject to market-wide risks and fluctuations in value, as well as risks inherent in particular securities. As of December 31, 2024, predominantly all of our investment securities were rated investment-grade.
We have adopted, and our board of directors has approved, an investment policy that defines specific limits for asset sectors, single issuer, credit rating, asset duration, industry and geographic concentration and eligible and ineligible investments. Our senior management is responsible for the execution of our investment strategy and compliance with the adopted investment policy, and review of investment performance and strategy with the investment committee of the board of directors on a quarterly basis.
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
We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Substantially all of our investments available for sale were managed by external managers as of December 31, 2024. Assets not managed by external managers primarily include securities on deposit with state regulatory agencies in connection with the insurance licenses. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.
As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments in real estate, consumer credit and traditional venture capital and private equity investments to generate informational and financial returns.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments" for information regarding the performance of our investment portfolio.

Regulation
Direct U.S. Regulation
Our U.S.-based mortgage insurance business and title insurance operations are subject to comprehensive, detailed regulation by Federal regulators and state insurance departments. State regulations are principally designed for the protection of the public and our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or to officials to examine insurance companies and to enforce rules or to exercise discretion affecting almost every significant aspect of the insurance business.
GSE Qualified Mortgage Insurer Requirements
Pursuant to their charters, Fannie Mae and Freddie Mac purchase or guaranty low down payment loans insured by entities that they determine to be qualified mortgage insurance companies. Our primary mortgage insurance subsidiary, Essent Guaranty, Inc., is currently approved by both Fannie Mae and Freddie Mac as a mortgage insurer.
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
Fannie Mae and Freddie Mac maintain coordinated Private Mortgage Insurer Eligibility Requirements (PMIERs). The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets (which may be offset in part by third-party reinsurance obtained by private mortgage insurers on terms set forth in the PMIERs) from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2024, Essent Guaranty was in compliance with the PMIERs.
State Insurance Regulation
Each of our U.S. insurance subsidiaries is required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which it is licensed to transact business, to make various filings with those insurance regulatory authorities and with the National Association of Insurance Commissioners (NAIC), including quarterly and annual financial statements prepared in accordance with statutory accounting principles. We are licensed to write mortgage insurance in all 50 states and the District of Columbia, and to write title insurance in 45 states and the District of Columbia. Most states also regulate transactions between insurance companies and their affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a description of limits on dividends payable to Essent Group Ltd. from our U.S. insurance subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.
In general, state regulation of our U.S. insurance businesses relates to:
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
•the use of artificial intelligence (AI);
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
Title insurance premiums are subject to regulation in most states and vary from jurisdiction to jurisdiction. Some states promulgate rates, others require prior approval, and some simply require the filing of rates.
Effective January 1, 2025, our title underwriting company, Agents National Title Insurance Company, redomiciled from Missouri to Pennsylvania and changed its name to Essent Title Insurance, Inc.
The insurance holding company laws and regulations of Pennsylvania, the state in which both of our U.S. insurance subsidiaries are domiciled as of January 1, 2025, regulate, among other things, certain transactions between Essent Group Ltd., our insurance subsidiaries and/or other parties affiliated with us and certain transactions involving our common shares, including transactions that constitute a change of control of Essent Group Ltd. and, consequently, a change of control of our insurance subsidiaries. Specifically, these laws and regulations require that, before a person can acquire direct or indirect control of an insurer domiciled in Pennsylvania, prior written approval must be obtained from the Pennsylvania Insurance Department, which is required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of a reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.
State insurance law, and not Federal bankruptcy law, would apply to any insolvency or financially hazardous condition of our U.S. insurance subsidiaries.
The NAIC established a Mortgage Guaranty Insurance Working Group (MGIWG) to determine and make recommendations to the NAIC's Financial Condition Committee regarding what, if any, changes to the Mortgage Guaranty Insurance Model Act (the "MGI Model Act") and other NAIC guidance are deemed necessary to the solvency regulation of mortgage guaranty insurers, including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. The revised Model Act was approved by MGIWG in 2023 and was adopted by the NAIC in March 2024. The NAIC Statutory Accounting Principles (E) Working Group has initiated a project to update SSAP No. 58 to align with the revised MGI Model Act. At this time, we cannot predict which states, if any, will adopt the amended MGI Model Act or any of its specific provisions, the effect changes in the MGI Model Act will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.

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
Our mortgage insurance company is required to establish statutory accounting contingency loss reserves in an amount equal to 50% of our net earned premiums on mortgage guaranty insurance policies that we issue. These amounts generally cannot be withdrawn for a period of 10 years, except as permitted by applicable insurance law and regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For further information, see Note 16 to our consolidated financial statements entitled "Statutory Accounting" included elsewhere in this Annual Report.
Pursuant to statutory accounting requirements, our title insurer must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based factors such as age, number of policies, the dollar amount of policy liabilities underwritten, and the age and dollar amount of statutory premiums written.
Privacy and Information Security
The Gramm-Leach-Bliley Act of 1999 (GLBA) imposes privacy and data security requirements on financial institutions with which we transact business, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information. The Federal Commission has issued the Standards for Safeguarding Customer Information, or the "Safeguards Rule," and the CFPB has issued the Privacy of Consumer Financial Information Rule, or "Privacy Rule," implementing sections of GLBA.
Many states have enacted legislation implementing their own financial privacy laws that, typically, replicate many of the requirements established, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.
In 2017, the New York Department of Financial Services (NYDFS) adopted a Cybersecurity Regulation that applies to all individuals and entities licensed by the NYDFS, pursuant to which licensees must file for exemption or submit an annual compliance certification. In addition, The Cybersecurity Regulation mandates, among other things, the implementation and maintenance of a risk-based and documented data protection program, certain technical safeguards and controls, the designation of a Chief Information Security Officer, or CISO, and other specific governance and oversight measures, oversight of third party service providers, and the identification and documentation of material deficiencies and remediation plans. Covered entities that fail to comply with the Cybersecurity Regulation may be subject to NYDFS enforcement actions, the result of which could lead to civil penalties, and other legal and reputational costs. On November 1, 2023, NYDFS adopted its second amendment to the Cybersecurity Regulation, the majority of became effective in 2024. These amendments strengthen data protection requirements, including the implementation of specific technical and administrative security measures. Several other jurisdictions in which we operate have enacted similar laws but do not require certification of compliance by non-domestic licensees.
In addition, the NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”), which is similar to New York’s Cybersecurity Regulation, establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law provides requirements to protect the confidentiality, integrity and availability of covered information systems and the sensitive or business information thereon. Over 25 states and jurisdictions have adopted a version of the Cybersecurity Model Law.
Beginning with California in 2020, several states have enacting, or are considering enacting, consumer privacy protection laws applicable to companies that do business in the respective states and meet certain threshold requirements. These laws generally create a privacy framework to protect identified data privacy rights and impose obligations relating to the processing and protection of consumer personal information. Several of these laws include broad exemptions for data or entities regulated under GLBA; however, there may be limited instances where the laws apply to portions of our business. It is reasonably possible that these new privacy laws will prompt other state and federal regulators to move forward with new privacy regulations that could impact our businesses or our customers' businesses.
The NAIC’s Privacy Protections (H) Working Group (PPWG) is developing revisions to the NAIC's Privacy of

Consumer Financial and Health Information Regulation (“Model 672”). It has released a revised draft of Model 672 and has a dedicated drafting group tasked with leading its model update effort. The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. In November 2024, PPWG received an extension until December 31, 2025 to finalize its amendments to Model 672.
Federal Mortgage-Related Laws and Regulations
Certain Federal laws directly or indirectly affect private mortgage insurers and title insurers. Private mortgage insurers are impacted indirectly by Federal laws and regulations affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and the VA. For example, changes in Federal housing laws and regulation or other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on us. In addition, mortgage origination and servicing transactions are subject to compliance with various Federal and state laws, including the Real Estate Settlement Procedures Act (RESPA), the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act (TILA), the Homeowners Protection Act of 1998 (HOPA), and the Fair Credit Reporting Act of 1970. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, and provide for other consumer protections.
Dodd-Frank Act
The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, which we refer to as the Dodd-Frank Act, amended certain provisions of TILA and RESPA that may have a significant impact on our business prospects. The Consumer Financial Protection Bureau (CFPB), a Federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions.
Qualified Mortgage Regulations—Ability To Repay Requirements
The CFPB regulates the offering and provision of consumer financial products and services under Federal law, including residential mortgages, and is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the qualified mortgage (QM), definition. Creditors who violate the ability-to-repay (ATR), standard can be liable for all interest and fees paid by the borrower as well as actual and statutory damages. Furthermore, the borrower may assert this as a defense by recoupment or set off without regard to any statute of limitation in any foreclosure action initiated by or on behalf of the creditor, assignee or any holder of the mortgage.
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
Qualified Residential Mortgage Regulations—Risk Retention Requirements
The Dodd-Frank Act generally requires an issuer of an asset-backed security or a person who organizes and initiates an asset-backed transaction (a "securitizer") to retain at least 5% of the risk associated with securitized mortgage loans, although in some cases the retained risk may be allocated between the securitizer and the mortgage originator. This risk retention requirement does not apply to a mortgage loan that is a "qualified residential mortgage," (QRM), or that is insured or guaranteed by the FHA or other specified Federal agencies.
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
Homeowners Protection Act of 1998
HOPA provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of mortgage insurance. These provisions apply to borrower-paid mortgage insurance for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of mortgage insurance when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. It is the servicer’s responsibility to notify us when coverage is to be canceled under the HPA, either automatically or due to a borrower-requested cancellation, and we will process the servicer’s request. If mortgage insurance coverage is not cancelled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate mortgage insurance coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.
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
Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act)
The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry, or the NMLS. The NMLS is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that are regulated by a Federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the NMLS. The SAFE Act generally prohibits employees of a depository institution (including certain of their subsidiaries that are regulated by a Federal banking agency) from originating residential mortgage loans without first registering with the NMLS and maintaining that registration. Certain of our underwriters are licensed pursuant to the SAFE Act.
Fair Credit Reporting Act
The Fair Credit Reporting Act of 1970, as amended (FCRA), imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff and Federal courts to require mortgage insurance companies to provide "adverse action" notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for on the basis of a review of the consumer's credit report information. We provide such notices as required. Although they occurred before our establishment and we have not been involved, there has been class action litigation over these FCRA adverse action notices involving the mortgage insurance industry, including court-approved settlements.
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
FHA Reform
We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress dated November 15, 2024 on the financial status of the FHA Mutual Mortgage Insurance Fund (MMIF) showed the capital reserve ratio of the MMIF Forward Portfolio at 10.9%, above the Congressionally mandated required minimum level of 2%.
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
In July 2023, the Federal banking agencies issued a Notice of Public Rulemaking (NPR) known as the "Basel III Endgame". This proposal significantly alters the regulatory capital regime of U.S. banks including regional and mid-sized banks. The proposed changes would generally apply to banks with assets greater than $100 billion. Under the proposal, mortgage risk weights would be increased and continue the current capital treatment for high loan to value mortgages with mortgage insurance, where private mortgage insurance doesn’t mitigate credit risk and lower the capital charge. The comment period for the NPR ended in January 2024. If the Federal banking agencies decide to implement the Basel III Endgame as specifically drafted, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. The timing, scope, and content of any such proposed rulemaking and any potential impact it may have, as well as whether any new guidelines will be proposed or finalized in the United States in response to Basel IV remains uncertain due to changes resulting from the Trump Administration and the Federal Reserve.
See "Risk Factors—Risks Relating to Regulation and Litigation—The implementation of the Basel rules may discourage the use of mortgage insurance."
Bermuda Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended, or the Insurance Act, regulates the insurance business of our Bermuda-based reinsurance subsidiary, Essent Reinsurance Ltd., and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (BMA). In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10%, 20%, 33% or 50% (as applicable) of the voting powers of a Bermuda-registered insurer or its parent company is a fit and proper person to exercise such degree of control.
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
Essent Re, which is incorporated in Bermuda to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda and is regulated as such under the Insurance Act. We are not, however, licensed in Bermuda to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.
Cancellation of Insurer's Registration
An insurer's registration may be cancelled by the BMA on certain grounds specified in the Insurance Act. Failure of the insurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be such grounds.
Principal Representative
An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Essent Re's principal representative is Artex Risk Solutions and its principal office for these purposes is the offices of Artex. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative to forthwith notify the BMA where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio. Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.
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
The Insurance Act mandates certain actions and filings with the BMA if a Class 3B insurer fails to meet and/or maintain its enhanced capital requirement or solvency margin including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure. A Class 3B insurer is prohibited from declaring or paying a dividend if in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital or for a reduction by 25% of more its total statutory capital and surplus as set forth in its previous year's statutory financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act which apply to all Bermuda companies.
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
As of December 31, 2024, we had a total of 625 employees, including 618 employees based in our Radnor, PA, Winston-Salem, NC, New York, NY, Reston, VA, Pittsburgh, PA, Columbia, MO and Charlotte, NC locations, or remotely throughout the United States, and 7 employees located in Hamilton, Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.
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
Employee engagement begins at the time of hire by paying a fair and livable wage and providing medical, dental, vision, prescription, life and long- and short-term disability coverage to full-time employees. We contribute generously to the retirement savings plans of our U.S.-based employees, with an immediately vested non-discretionary matching contribution to our 401(k) plan in an amount equal to 100% of up to the first 5% of an employee’s eligible compensation. We believe that all employees should make good decisions, do the right thing and act like owners and we have made all employees owners through a share grant program. Nearly every member of our current workforce has outstanding awards for equity shares in our company.
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
We believe a diverse and inclusive workforce provides for a broad array of viewpoints, talents and skills and assists in building a sustainable future. We are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. We seek to hire and retain highly talented employees and empower them to create value for our shareholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. As of December 31, 2024, approximately 67% of our workforce was comprised of women and minorities.
For additional information, please see the section titled “Social Issues and Human Capital” in our 2025 Proxy Statement.
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
Our U.S. mortgage insurance operations are conducted through Essent Guaranty, Inc., a Pennsylvania-domiciled insurer which is a monoline insurance company licensed in all 50 states and the District of Columbia. We have a wholly-owned Bermuda-domiciled reinsurer, Essent Reinsurance Ltd., which has a Class 3B insurance license issued by the Bermuda Monetary Authority. Our primary title insurance operations are conducted through Essent Title Insurance, Inc. (prior to January 1, 2025 called Agents National Title Insurance Company), a Pennsylvania-domiciled title insurance underwriter licensed in 45 states and the District of Columbia.
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
Risks Relating to the Operation of Our Businesses
Intense competition within the private mortgage insurance industry could result in the loss of customers, lower premiums, wider credit guidelines and other changes which could lower our revenues or raise our costs.
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
Our U.S. mortgage insurance business depends on our relationships with our largest lending customers. Our top ten customers generated 50.2% of our NIW during year ended December 31, 2024, compared to 39.9% and 41.6% for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2024, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.
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
Alternatives to private mortgage insurance include, but are not limited to:

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
Further, at the direction of the FHFA, the GSEs may continue to consider new, and to pursue existing, credit risk sharing programs. These programs have included the use of structured finance vehicles and off-shore reinsurance. The growth of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private mortgage insurance (e.g. lower costs, reduced counterparty risk due to collateral on hand or more diversified insurance exposures) may create increased competition for mortgage insurance going forward on loans traditionally sold to the GSEs with private mortgage insurance. As part of their expanded risk sharing programs, the GSEs have also piloted programs to directly place mortgage insurance rather than have lenders place the mortgage insurance with private mortgage insurers. No assurances can be given that these practices may not be expanded to cover more loans traditionally insured by lenders with private mortgage insurance prior to sale to the GSEs, which could impact our business.
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
If the volume of low down payment home mortgage originations declines, the amount of mortgage insurance that we write could decline, which would reduce our revenues.
Our ability to write new mortgage insurance business depends, among other things, on the origination volume of low down payment mortgages that require mortgage insurance. Factors that affect the volume of low down payment mortgage originations include:
•the level of home mortgage interest rates;
•the health of the domestic economy as well as conditions in regional and local economies;
•housing affordability;
•the deductibility of mortgage interest and mortgage insurance for income tax purposes;
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
We believe that, based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Although the claims experience on NIW by us since we began to write coverage in 2010 has been relatively favorable to date, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. As a result of the significant decrease in our persistency rate largely as a result of a high level of refinancings in 2020 and 2021 triggered by historically low interest rates precipitated by the economic impacts of the COVID-19 pandemic, approximately 91% of our aggregate insurance in force as of December 31, 2024 corresponds to policies we have written since January 1, 2020. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict, particularly in light of the consequences of the COVID-19 pandemic, and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment as well as the impacts of the COVID-19 pandemic. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.
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
Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as increasing unemployment and whether the home of a borrower who defaults on his or her mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. Deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can decrease the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. Housing values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders or other factors, such as the phase-out of the mortgage interest deduction or changes in the tax treatment of residential property. If our loss projections are inaccurate, our loss payments could materially exceed our expectations resulting in an adverse effect on our financial position and operating results. If economic conditions, such as employment and home prices, are less favorable than we expect, our premiums and underwriting standards may prove inadequate to shield us from a material increase in losses. In addition, natural disasters, such as hurricanes and floods, and acts of terrorism or other catastrophic events could result in increased claims against policies that we have written due to the impact that such events may have on the employment and income of borrowers and the value of affected homes, resulting in defaults on and claims under our policies. We cannot assure you that any strategies we may employ to mitigate the impact on us of such events, including limitations under our master policy on the payment of claims in certain circumstances where a property is damaged, the dispersal of our risk by geography and the potential use of third-party reinsurance structures, will be successful.
If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and cause a decline in our revenue.
Generally, in each year, most of our mortgage insurance premiums are from policies that have been written in prior years. As a result, the length of time mortgage insurance policies remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 85.7%, 86.9% and 82.1% at December 31, 2024, 2023 and 2022, respectively. The factors affecting the persistency of our mortgage insurance portfolio include:
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
Competition in the title insurance and settlement services industry may adversely affect our business, financial condition, and results of operations.
Competition in the title insurance and settlement services industry is intense, particularly with respect to price, service and expertise. Although we provide title and settlement services to large commercial customers, there are many other providers that have substantially greater gross revenue than we do and, if affiliated with a title insurance underwriter, could have significantly greater capital. The size and number of title insurance and settlement service providers varies in the geographic areas in which we conduct our title business. Our existing competitors may expand their title insurance business and, although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could adversely affect our business, financial condition, and results of operations.
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
Our business is highly dependent on the effective operation of our information technology systems, which are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events, errors in usage, hardware or software malfunction, defects or degradation, and other incidents which may impact the operation or availability of such systems. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems and infrastructure beyond our control, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system or infrastructure fails or experiences an interruption. Although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion. Additionally, we may not satisfy our customers' requirements if we fail to invest sufficient resources in, or otherwise are unable to maintain and upgrade our information technology systems, or if our disaster recovery or business continuity plans fail to sufficiently address such a business interruption, system failure or service denial. Because we rely on our information technology systems for many critical functions, including connecting with our customers, if such systems were to fail or become outmoded, we may experience a significant disruption in our operations and in the business we receive, which could negatively affect our operating results, financial condition and profitability.
The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed.
Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we maintain large amounts of confidential information, including non-public personal information on consumers and our employees. Breaches in security, including inadvertent disclosure, could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our customer data, we may also have obligations to notify customers, other stakeholders, and federal and state government regulators about the incident. All 50 states, as well as a growing number of regulatory bodies, have adopted notification requirements that are triggered in the event of the actual or reasonably suspected unauthorized access to, or acquisition of, certain types of personal information. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs (including fines) and could increase negative publicity surrounding any incident that compromises customer data. Although we believe that we have appropriate information security policies, safeguards and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such policies, safeguards and systems will prevent all security issues, or that such use or disclosure will not occur.
We are exposed to risks associated with our title insurance and settlement services business that could negatively affect our results of operations and financial condition.
The volume of title insurance and settlement services that we offer are significantly driven by the level of overall activity in the mortgage, real estate and mortgage finance markets generally. If real estate transaction volumes decline, as they have in the past several years in large part due to elevated interest and mortgage rates, we could experience less demand for our title insurance and settlement services. Additionally, by their nature, title claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are administered and paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we could experience large losses or an overall worsening of our loss payment experience in regard to the frequency or severity of claims that require us to record additional charges to our claims loss reserve. These loss events are unpredictable and may require us to increase our loss reserves and could adversely affect our financial performance.

We may not be able to collect all amounts due to us from reinsurers and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.
We have ceded to third-party reinsurers and special purpose reinsurers funded through the issuance of insurance-linked notes certain risk that we have insured in order to limit our maximum net loss arising in periods of elevated claims on our mortgage insurance portfolio as well as to claim reinsurance credit and capital relief under insurance laws applicable to us and the regulations of the GSEs. Although the reinsurers to which we have ceded such risk are liable to us to the extent of the ceded insurance, we remain liable as the direct insurer on all risks so reinsured. As a result, our reinsurance arrangements do not fully eliminate our obligation to pay claims, and we have assumed credit risk with respect to our ability to recover amounts due from our reinsurers. We may not be able to collect all amounts due to us from reinsurers, which could have a material adverse effect on our results of operations or financial condition.
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
The Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over 16 years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs.
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
Fannie Mae and Freddie Mac maintain coordinated Private Mortgage Insurer Eligibility Requirements (PMIERs). The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and standards relating to rescission rights, and define remedial actions that apply should an approved insurer fail to comply with these requirements. Future revisions to these eligibility requirements could negatively impact our ability to write mortgage insurance at our current levels, generate the returns we anticipate from our business or otherwise participate in the private mortgage insurance market at all. See "Business—Regulation—Direct U.S. Regulation—GSE Qualified Mortgage Insurer Requirements" above.
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
In July 2023, the Federal banking agencies issued a Notice of Public Rulemaking (NPR) known as the "Basel III Endgame". This proposal significantly alters the regulatory capital regime of U.S. banks including regional and mid-sized banks. The proposed changes would generally apply to banks with assets greater than $100 billion. Under the proposal, mortgage risk weights would be increased and continue the current capital treatment for high loan to value mortgages with mortgage insurance, where private mortgage insurance doesn’t mitigate credit risk and lower the capital charge. The comment period for the NPR ended in January 2024. If the Federal banking agencies decide to implement the Basel III Endgame as specifically drafted, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. The timing, scope, and content of any such proposed rulemaking and any potential impact it may have, as well as whether any new guidelines will be proposed or finalized in the United States in response to Basel IV remains uncertain due to changes resulting from the Trump Administration and the Federal Reserve.

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
The NAIC examines existing state insurance laws and regulations in the United States. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group (MGIWG) to determine and make recommendations to the NAIC's Financial Condition Committee including, but not limited to, revisions to Statement of Statutory Accounting Principles (SSAP) No. 58 - Mortgage Guaranty Insurance. The revised Model Act was approved by MGIWG in 2023 and was adopted by the NAIC in March 2024. The NAIC Statutory Accounting Principles (E) Working Group has initiated a project to update SSAP 58 to align with the revised Model Act. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.
State regulation of the rates we charge for title insurance could adversely affect our results of operations.
Our title insurance underwriter is subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which it operates. Title insurance rates are regulated differently in various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title insurance subsidiary operates, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates are likely to prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect our business operating results and financial conditions.
If our principal Bermuda operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.
Our primary reinsurance subsidiary, Essent Reinsurance Ltd., is a registered Bermuda Class 3B insurer pursuant to Section 4 of the Insurance Act 1978. As such, it is subject to regulation and supervision in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. Generally, Bermuda insurance statutes and regulations applicable to Essent Re are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. We do not presently intend for Essent Re to be admitted to do business in the United States, the U.K. or any jurisdiction other than Bermuda. However, recent scrutiny of the insurance and reinsurance industry in the United States and other countries could subject Essent Re to additional regulation in the future that may make it unprofitable or illegal to operate a reinsurance business through our Bermuda subsidiaries. We cannot assure you that insurance regulators in the United States, the U.K. or elsewhere will not review the activities of Essent Re or its subsidiaries or agents and assert that Essent Re is subject to such jurisdiction's licensing requirements. If in the future Essent Reinsurance Ltd. becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that Essent Re would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.
The process of obtaining licenses is very time consuming and costly, and Essent Re may not be able to become licensed in jurisdictions other than Bermuda should we choose to do so. The modification of the conduct of our business that would result if we were required or chose to become licensed in certain jurisdictions could significantly and negatively affect our financial condition and results of operations. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our financial condition and results of operations by limiting our ability to conduct business as well as subject us to penalties and fines.

Because Essent Re is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. Bermuda insurance statutes and the regulations, and policies of the BMA, require Essent Re to, among other things:
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
These statutes and regulations may restrict Essent Re's ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. In addition, Essent Re is exposed to any changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. As a result of the delay in implementation of Solvency II Directive 2009/138/EC ("Solvency II"), it is unclear when the European Commission will make a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.
The mortgage insurance industry is, and as a participant in that industry we are, subject to litigation and regulatory risk generally.
The U.S. mortgage insurance industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by Federal and state agencies. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers have been involved in class action litigation alleging violations of Section 8 of the Real Estate Settlement Procedures Act of 1974, or RESPA, and the Fair Credit Reporting Act, or FCRA. Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business services. Violations of the referral fee limitations of RESPA may be enforced by the CFPB, HUD, the Department of Justice, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, other private mortgage insurance companies have received civil investigative demands from, and entered into consent orders with, the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. The CFPB’s ruling in its enforcement order against PHH Corporation for alleged RESPA violations stemming from captive mortgage insurance arrangements was overturned on appeal by a panel of the U.S. Court of Appeals for the D.C. Circuit, a decision affirmed in January 2018 by the D.C. Circuit en banc. Although we did not participate in the practices that were the subject of the CFPB consent orders or the PHH case, the private mortgage insurance industry and our insurance subsidiaries are subject to substantial Federal and state regulation. Increased Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.
Risks Relating to Taxes and Our Corporate Structure
We and our non-U.S. subsidiaries may become subject to U.S. Federal income and branch profits taxation.
Essent Group Ltd. and Essent Re and its subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. Federal income and branch profits taxes. However, our foreign subsidiaries are or could become subject to U.S. excise taxes on (re)insurance premium, and on stock repurchases, as well as U.S. withholding taxes on certain U.S. source investment income, and dividends paid from U.S. subsidiaries from U.S. earnings and profits. Because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service (the "IRS") will not contend successfully that Essent Group Ltd. or its non-U.S. subsidiaries are engaged in a trade or business in the United States. In addition, Section 845 of the Internal Revenue Code of 1986, as amended (the "Code"), was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance contract between related parties to reflect the proper "amount, source or character" for each item (in contrast to prior law, which only covered "source and character"). Any U.S. Federal income and branch profits taxes levied upon earnings from our Bermuda operations could materially adversely affect our shareholders' equity and earnings.
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
If the RPII (determined on a gross basis) of Essent Re were to equal or exceed 20% of Essent Re's gross insurance income in any taxable year and direct or indirect policyholders (and persons related to those policyholders) own directly or indirectly through entities 20% or more of the voting power or value of the Company, then a U.S. Person who owns any shares of Essent Re (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. Federal income tax purposes such person's pro rata share of Essent Re's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. insurance subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We do not expect gross RPII of Essent Re to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. Further, recently proposed regulations were published which could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of Essent Re related to affiliate reinsurance transactions. These regulations would apply to taxable years beginning after the date the regulations are finalized. Although we cannot predict whether, when or in what form the proposed regulations might be finalized, the proposed regulations, if finalized in their current form, could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future as that could increase the risk that gross RPII could constitute 20% or more of the gross insurance income of Essent Re in a particular taxable year, which could result in such RPII being taxable to U.S. persons that own our shares.
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
Essent Re is a PFIC, and any U.S. Person directly owning shares in Essent Re could be subject to adverse tax consequences. However, as 100% of the shares of Essent Re are owned by Essent Group Ltd., based upon the current relative value of its U.S. subsidiaries vs. foreign subsidiaries, management believes that Essent Group Ltd. is not currently a PFIC. However, in the event that future business circumstances (i.e. relative value changes) and/or tax law changes occur, Essent Group Ltd. may be considered a PFIC. Management has operated, and intends to continue to operate, in a manner such as to avoid Essent Group Ltd. being deemed a PFIC based upon relative value of its subsidiaries; however, there can be no guaranty that management will be successful in the future. If Essent Group Ltd. is considered a PFIC, then any U.S. Person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Essent Group Ltd. were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. Federal income tax laws.
We believe that Essent Group Ltd. is not, has not been, and currently does not expect to become, a PFIC for U.S. Federal income tax purposes. However, there can be no assurance that new regulations, if made final, will not adversely impact Essent Group Ltd.'s PFIC status or U.S. Persons owning Essent Group Ltd. shares. If Essent Group Ltd. were considered a PFIC, it would have material adverse tax consequences for an investor that is subject to U.S. Federal income taxation.
Our tax liabilities and effective tax rate in the future could be adversely affected by changes in tax laws in countries in which we operate pursuant to ongoing efforts by the Organization for Economic Co-operation and Development (“OECD”), the U.S. Congress, Ireland Revenue, or the Government of Bermuda.
Member nations of the EU and other foreign taxing jurisdictions have adopted a comprehensive plan set forth by the OECD to create an agreed-upon set of international rules designed to end so-called “base erosion and profit shifting”, commonly referred to as the "Pillar II" rules. Pillar II is a coordinated global effort to impose a minimum tax on large multinational corporations ("MNC"s) of 15% on the net income earned in each jurisdiction, with no cross-crediting between jurisdictions. Although the U.S. has not adopted Pillar II, the Bermuda Corporate Income Tax (see Note 12 to our consolidated financial statements entitled "Income Taxes" included elsewhere in this Annual Report) is a “de-facto” adoption of the Pillar II rules, and Ireland has also adopted Pillar II. The rules achieve a 15% minimum tax through either an undertaxed profits rule (“UTPR”) or an income inclusion rule (“IIR”). As currently structured, and based on the results of annual “safe harbor” testing showing that the Company pays the minimum 15% on the pre-tax income of its Ireland direct and indirect subsidiaries, we do not believe that the Company will owe additional taxes in Ireland as a result of Ireland’s adoption of the UTPR and IIR. Any future changes to these rules, and/or new interpretations by relevant jurisdictions of these occurrences could materially adversely affect our tax position, which could have a material adverse effect on our results of operations and financial condition.
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
We believe that the dividends paid on the common shares should qualify as "qualified dividend income" if, as is intended, our common shares remain listed on a national securities exchange and Essent Group is not a PFIC. Qualified dividend income received by non-corporate U.S. Persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. Persons would no longer qualify for the reduced tax rate on the dividends paid by us.
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
The base erosion anti-abuse tax or “BEAT” that could make certain levels of affiliate reinsurance between United States and non-U.S. members of our group economically unfeasible. Although we are not currently impacted by BEAT, there can be no assurance that changes to future taxable income calculations or future changes to BEAT will not have a negative impact on us. Future legislation adverse to the Company's effective tax rate may also extend beyond changes to the BEAT. In addition, the Inflation Reduction Act of 2022 (“IRA”) introduced, among other tax provisions, the Corporate Alternative Minimum Tax (“CAMT”) and a federal excise tax (“FET”) of 1% on certain stock repurchases. Companies are not subject to the CAMT if it does not meet a certain net income threshold on a trailing 3-year average calculation. Based on such calculations, the Company is not currently subject to the CAMT. Management will continue to monitor the applicability of CAMT. Generally, the Excise Tax on certain stock repurchases applies to U.S.-domiciled companies. Proposed regulations issued in 2024, which may apply retroactively if finalized in their present form, provide in part that a foreign-parented MNC’s stock repurchase is subject to the FET if it is funded by its U.S affiliate with a principal purpose of avoiding the FET. The Proposed Regulations provide that the determination of whether a funding by a U.S. affiliate has a principal purpose of avoiding the FET is based on all the facts and circumstances. Final regulations were also issued in 2024 which provide several procedural rules related to the payment of the tax and related compliance obligations. The Company may become subject to the FET on stock repurchases in 2025 and future years based on facts and circumstances regarding sources and uses of Essent Group Ltd capital under the Proposed Regulations.
Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital.
Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner, but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary U.S. operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $396.6 million as of December 31, 2024, and paid to its parent, Essent US Holdings, Inc., dividends totaling $165.5 million in 2024. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.

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
The insurance holding company laws and regulations of the Commonwealth of Pennsylvania, the state in which our U.S. insurance subsidiaries are domiciled, require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, prior written approval must be obtained from the Pennsylvania Insurance Department. The state insurance regulator is required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.
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
We have completed, and expect to complete, acquisitions in an effort to achieve profitable growth in our operations and to create additional value, such as our acquisition of our title insurance operations in 2023. Acquisitions and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory and compliance, any one, or a combination, of which could possibly result in the failure to realize the anticipated economic, strategic or other benefits of a transaction. Such events could likewise involve numerous additional risks, including potential losses from unanticipated litigation or levels of claims, the failure to accurately value the investment and/or an inability to generate sufficient revenue to offset acquisition costs. Further, the integration of the operations and personnel of acquired businesses may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or a diversion of management attention. Such events may also have unintended consequences on ratings assigned by the rating agencies to us. Any of these risks, if realized, could prevent us from achieving the benefits we expect from such transactions and/or result in a material adverse effect on our business.
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
Our principal capital demands include funds for (i) the expansion of our business, (ii) the payment of certain corporate operating expenses, (iii) capital support for our subsidiaries, and (iv) Federal, state and local taxes. We may need to provide additional capital support to our insurance subsidiaries if required pursuant to insurance laws and regulations or by the GSEs. In particular, if we were unable to meet our obligations, our mortgage insurance subsidiary could lose GSE approval or be required to cease writing mortgage insurance business in one or more states, which would adversely impact our business, financial condition and operating results.
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
Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 14, 2025, we had 103,835,368 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
As with all institutions involved in the provision of financial services, information security represents a significant operational risk. To mitigate this risk, we have developed and manage a comprehensive information security program dedicated to protecting data entrusted to us by our clients as well as our own proprietary corporate information and the information technology infrastructure we use to process this data and information. Our approach is considered to be a defense-in-depth strategy, with multiple tiers of security controls and monitoring. Our security program is benchmarked against the National Institute of Standards and Technology Cybersecurity Framework (NIST), including, among other things, with respect to application security, vulnerability management and data protection, threat detection and incident response.
Cybersecurity risk management is the direct responsibility of our IT security team, which is led by our chief information officer (CIO) and our chief information security officer (CISO). The IT security team develops, maintains, and enforces our information security program and information security policies, which are reviewed at least annually and are subject to approval by our information security committee. Additionally, we complete the following:
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
We engage third party consultants with respect to cybersecurity, including to conduct vulnerability assessments and penetration testing of its information technology systems. We have established a formal third party risk management (TPRM) policy which defines the criteria that a third party service provider must meet in order to be considered by us. All vendors are risk ranked and reviewed by our TPRM team with results reported to our information security committee, which ultimately approves the use of new and existing vendors. In addition, we maintain an internal information security committee comprised of cross-departmental company executives and IT leaders to ensure that we maintain strong governance mechanisms and to ensure compliance with our security policies and procedures.
Although we have implemented what we believe to be an appropriate information security program to protect against, detect, mitigate, and respond to cybersecurity risks, there can be no assurance that such risks, including incidents, may be prevented or timely detected. During the year ended December 31, 2024, we did not experience any material cybersecurity incidents, including cybersecurity incidents that materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition. See “Risk Factors—Risks Relating to the Operation of Our Business—The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed."
Cybersecurity Governance
Our board of directors, led by the board’s technology, innovation and operations committee, actively oversees our information security program, with our management, inlcluding the CIO and CISO, providing the board and that committee with regular updates (including at each of the three meetings held by that committee in 2024) and reporting on our IT strategy, including information security strategies and initiatives, event preparedness and incremental improvement efforts.
The CIO and CISO, who are well qualified, oversee our information security program and are responsible for assessing and managing our risks from cybersecurity threats. Our CIO has over 25 years of experience serving Fortune 500 companies in the area of information technology, including over 20 years in mortgage and financial services, with roles ranging from overseeing application development and delivery to enhance risk management capability and improve operational efficiency to information technology strategy, architecture, delivery, and management. Similarly, our CISO has over 25 years of experience working for financial services companies in information technology, including roles overseeing e-commerce, technical infrastructure management and architecture, and over 20 years overseeing information security programs.
ITEM 2.    PROPERTIES
We lease office facilities in Radnor, Pennsylvania for the headquarters of our U.S. mortgage insurance business and title and settlement services operations, with additional offices in North Carolina, Pennsylvania, Missouri, New York and Virginia for our U.S.-based operations, and we lease office facilities in Bermuda for our holding company headquarters and reinsurance company. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
ITEM 3.    LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 14, 2025, we had approximately 9 holders of record of our common shares.
We have paid a quarterly dividend since September 2019. A dividend of $0.28 per share for each of the first, second, third and fourth quarters of 2024 was declared and paid, and a dividend of $0.31 per share had been declared by our board of directors with a record date of March 14, 2025 and a payment date of March 24, 2025. We presently expect to continue to declare a materially comparable regular quarterly dividend on our common stock in the future. For information on Essent Group's ability to pay dividends, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Performance Graph
The following performance graph compares, for the period from January 1, 2020 through December 31, 2024, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Enact Holdings, Inc. (from and after September 16, 2021), Genworth Financial, Inc. (through September 15, 2021), MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (collectively, the "Peer Index"). We selected the members of each peer group because each was, at the time, a direct competitor of ours in the private mortgage insurance industry. On September 16, 2021, shares of common stock Enact Holdings, Inc. began trading on the Nasdaq Global Select Market, independent of the shares of its parent company, Genworth Financial, Inc. (which retained approximately 80% of the outstanding common shares of Enact Holdings, Inc. after its initial public offering on such date).
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
S&P 500	$116.26	$147.52	$118.84	$147.64	$182.05
Peer Index	$84.99	$113.20	$162.19	$199.04	$251.24
ESNT	$85.81	$93.15	$82.70	$116.74	$124.72

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

Issuer Purchase of Equity Securities
The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2024.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2024	4,579	$63.82	—
November 1 - November 30, 2024	279,318	$55.92	279,318
December 1 - December 31, 2024	918,874	$54.89	917,974
Total	1,202,771		1,197,292	$147,279
_______________________________________________________________________________
(1)As of December 31, 2024, the Company was authorized to purchase up to $250 million of its common shares, announced in October 2023, of which $102.7 million had been utilized. The remaining $147.3 million in the table represents the amount available to repurchase shares under the share repurchase plan as of December 31, 2024. In January 2025, we repurchased 918,464 shares for $51.8 million. In February 2025, our Board approved an additional $500 million share repurchase authorization that runs through year-end 2026.
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
Overview
Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have one reportable segment: Mortgage Insurance.
Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. For the years ended December 31, 2024, 2023 and 2022, our mortgage insurance operations generated new insurance written, or NIW, of approximately $45.6 billion, $47.7 billion and $63.1 billion, respectively. As of December 31, 2024, we had approximately $243.6 billion of mortgage insurance in force. The financial strength ratings of Essent Guaranty are A3 with a positive outlook by Moody's Investors Service, Inc. ("Moody's"), A- with a stable outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best Company ("AM Best").
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and provide underwriting consulting services to third-party reinsurers. As of December 31, 2024, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.2 billion of risk. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.
We also offer title insurance products both directly and through a network of title insurance agents, as well as title and settlement services. This operating segment was established upon our acquisitions of Agents National Title Insurance Company (renamed Essent Title Insurance, Inc. effective January 1, 2025), a title insurance underwriter, and Boston National Title, a national title agency, which was effective July 1, 2023. Title insurance operations are included in the Corporate & Other category.
We have a highly experienced, talented team with 625 employees as of December 31, 2024. Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
Current Developments
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, the Federal Reserve has reduced the target federal funds rate by 100 basis points since September 2024. Mortgage interest rates, however, remain elevated, which has reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, NIW and title insurance and settlement service transactions. Higher interest rates have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.
In January 2025, several wildfires caused property damage in Southern California. As of January 31, 2025, our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations due to these wildfires was less than 0.1% of our total insurance in force.

Legislative and Regulatory Developments
Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. Key regulatory and legislative developments that may affect us include:
U.S. Tax Reform
On August 16, 2022, the “Inflation Reduction Act of 2022” (IRA), was enacted, which, among other things, provides for a corporate alternative minimum tax and an excise tax on corporate stock repurchases. Based on our current analysis of the provisions, we do not expect the IRA to have a material impact on our financial position or results of operations. As the IRS issues additional guidance related to the IRA, we will evaluate any potential impact to our consolidated financial statements.
Bermuda Corporate Income Tax
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (CIT). Starting January 1, 2025, the CIT will result in a new 15% corporate income tax on in-scope entities that are resident in Bermuda or that have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966.
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
Mortgage insurance premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2024 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the years ended December 31, 2024 and 2023, monthly premium policies comprised 99% and 97% of our NIW, respectively.
Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.
Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.
Persistency and Business Mix
The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our U.S. mortgage insurance portfolio was 85.7% at December 31, 2024. Generally, higher prepayment speeds lead to lower persistency.
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
Net Investment Income
Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2024. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
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
Mortgage Insurance
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
•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and
•the distribution of claims over the life of a book. As of December 31, 2024, 56% of our IIF relates to mortgage insurance business written since January 1, 2022 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.
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
Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2024, 56% of our IIF relates to business written since January 1, 2022 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
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
The defaulted loans reported to us in the second and third quarters of 2020 had reached the end of their forbearance periods as of March 31, 2022. During the first quarter of 2022, the Early COVID Defaults cured at elevated levels, and the cumulative cure rate for the Early COVID Defaults at March 31, 2022 exceeded our initial estimated cure rate implied by our estimate of ultimate loss for these defaults established at the onset of the pandemic. Based on cure activity through March 31, 2022 and our expectations for future cure activity, as of March 31, 2022, we lowered our estimate of ultimate loss for the Early COVID Defaults. During the three months ended June 30, 2022, Early COVID Defaults cured at levels that exceeded our estimate as of March 31, 2022, and we further lowered our estimate of loss for these defaults as of June 30, 2022 to 2% of the initial risk in force. These revisions to our estimate of ultimate loss for the Early COVID Defaults resulted in a benefit recorded to the provision for losses of $164.1 million for the year ended December 31, 2022. Due to the level of Early COVID Defaults remaining in the default inventory, beginning in the third quarter of 2022, we resumed reserving for the Early COVID Defaults using our normal reserve methodology. The transition of defaults to foreclosure or claim has not returned to pre-pandemic levels as of December 31, 2024. As a result, the level of defaults in the default inventory that have missed twelve or more payments is above pre-pandemic levels.
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of subsequent reductions in inflation rates, the Federal Reserve has reduced the target federal funds rate by 100 basis points since September 2024. Mortgage interest rates, however, have remained elevated, which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default increased by 3,620 in the year ended December 31, 2024, including 2,119 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.
In January 2025, several wildfires caused property damage in Southern California. As of January 31, 2025, our insurance in force in areas with FEMA disaster declarations due to these wildfires was less than 0.1% of our total insurance in force.
As more fully described in Note 5 to our consolidated financial statements, at December 31, 2024, we had approximately $1.6 billion of excess of loss reinsurance covering NIW from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2024 and quota share reinsurance on portions of our NIW effective September 1, 2019 through

December 31, 2020 and January 1, 2022 through December 31, 2024. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.
Title Insurance
Our reserve for title insurance claim losses includes reserves for known claims as well as for losses that have been incurred but not yet reported to us (“IBNR”), net of recoupments. We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of policies written. We also reserve for losses arising from closing and disbursement functions due to fraud or operational error.
Although claims against title insurance policies can be reported relatively soon after the policy has been issued, claims may also be reported many years later. By their nature, title claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions, as well as the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.
Reinsurance
We use reinsurance to provide protection against adverse loss experience in our mortgage insurance and title insurance portfolios and to expand our capital sources. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums, but also reduce our mortgage insurance risk in force (RIF), which provides capital relief, and may include capital relief under the PMIERs financial strength requirements. Our incurred losses are reduced by any incurred losses ceded in accordance with the reinsurance agreement. For additional information regarding reinsurance, see Note 5 to our consolidated financial statements.
Other Underwriting and Operating Expenses
Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of mortgage insurance NIW, title insurance policies issued and settlement services provided.
Our most significant expense is compensation and benefits for our employees, which represented 60%, 58% and 59% of other underwriting and operating expenses for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
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
Other underwriting and operating expenses also include premiums retained by agents, which represent the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts and are recorded as an expense. The percentage of premiums retained by agents vary according to regional differences in real estate closing practices and state regulations.
Interest Expense
Through June 30, 2024, interest expense was incurred as a result of borrowings under our secured credit facility (the “Existing Credit Facility”). Borrowings accrued interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. On July 1, 2024, we completed an underwritten public offering of $500 million of 6.25% Senior Notes due in 2029 and used approximately $425 million of the net proceeds to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility. Concurrently, on July 1, 2024, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective, providing for an effective increase in the Company’s revolving credit facility borrowing capacity from $400 million to $500 million. See Note 7 to our consolidated financial statements.

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
Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiaries, Essent Re and Essent Agency (Bermuda) Ltd., are domiciled in Bermuda, and their income is not subject to a corporate income tax as of December 31, 2024. See "—Legislative and Regulatory Developments—Bermuda Corporate Income Tax" above. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty's NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.
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
Key Performance Indicators
Insurance In Force
As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the years ended December 31, 2024, 2023 and 2022 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2024	2023	2022
IIF, beginning of period	$239,078,262	$227,062,055	$207,190,544
NIW	45,561,332	47,666,852	63,061,262
Cancellations	(40,994,171)	(35,650,645)	(43,189,751)
IIF, end of period	$243,645,423	$239,078,262	$227,062,055
Average IIF during the period	$241,571,892	$234,518,135	$215,485,518
RIF, end of period	$56,477,150	$54,591,590	$49,903,626

The following is a summary of our IIF at December 31, 2024 by vintage:

($ in thousands)	$	%
2024	$43,370,993	17.8%
2023	41,118,618	16.9
2022	51,504,293	21.1
2021	50,162,523	20.6
2020	35,499,947	14.6
2019 and prior	21,989,049	9.0
	$243,645,423	100.0%

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

	Year Ended December 31,
	2024	2023	2022
Base average premium rate	0.41%	0.40%	0.41%
Single premium cancellations	—	—	0.01
Gross average premium rate	0.41	0.40	0.42
Ceded premiums	(0.06)	(0.05)	(0.05)
Net average premium rate	0.35%	0.35%	0.37%

The continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF may reduce our average net premium rate in future periods.
Persistency Rate
The measure for assessing the impact of U.S. mortgage insurance policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in "—Factors Affecting Our Results of Operations—Persistency and Business Mix."
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
As of December 31, 2024, the net risk in force for Essent Guaranty was $35.2 billion and its statutory capital was $3.6 billion, resulting in a risk-to-capital ratio of 9.8:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2024	2023	2022
Revenues:
Net premiums written	$966,580	$894,282	$820,029
Decrease in unearned premiums	24,302	22,624	22,498
Net premiums earned	990,882	916,906	842,527
Net investment income	222,070	186,139	124,409
Realized investment gains (losses), net	(2,350)	(7,204)	(13,172)
Income (loss) from other invested assets	7,375	(11,118)	28,676
Other income	24,927	25,036	18,384
Total revenues	1,242,904	1,109,759	1,000,824

Losses and expenses:
Provision (benefit) for losses and LAE	81,220	31,542	(174,704)
Other underwriting and operating expenses	270,874	225,081	171,733
Interest expense	35,319	30,137	15,608
Total losses and expenses	387,413	286,760	12,637
Income before income taxes	855,491	822,999	988,187
Income tax expense	126,088	126,613	156,834
Net income	$729,403	$696,386	$831,353

Revenues
Net Premiums Earned
The increase in net premiums earned for 2024 compared to 2023 is primarily driven by increases in net premiums earned in both our mortgage insurance and title insurance operations in 2024. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.
Net Investment Income
Our consolidated net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023
Fixed maturities	$186,345	$178,829
Short-term investments	40,856	13,651
Gross investment income	227,201	192,480
Investment expenses	(5,131)	(6,341)
Net investment income	$222,070	$186,139

The increase in our consolidated net investment income to $222.1 million for the year ended December 31, 2024 as compared to $186.1 million for the year ended December 31, 2023 was due to the increase in the weighted average balance of our investment portfolio, as well as an increase in the average yield on the investment portfolio. The average balance of investments at amortized cost increased to $6.1 billion during the year ended December 31, 2024 from $5.5 billion during the year ended December 31, 2023, primarily as a result of investing cash flows generated from operations. The pre-tax investment income yield increased from 3.5% in the year ended December 31, 2023 to 3.7% in the year ended December 31, 2024 primarily due to a general increase in investment yields due to increasing interest rates.

The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "—Liquidity and Capital Resources" for further details of our investment portfolio.
Income (Loss) from Other Invested Assets
Income from other invested assets for the year ended December 31, 2024 was a gain of $7.4 million as compared to a loss of $11.1 million for the year ended December 31, 2023. The increase in income from other invested assets for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to favorable fair value adjustments recorded during 2024.
Other Income
Other income was $24.9 million for the year ended December 31, 2024 compared to $25.0 million for the year ended December 31, 2023. Other income includes fair value adjustments on embedded derivatives contained in certain of our reinsurance agreements. In the year ended December 31, 2024 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $2.1 million compared to a net favorable increase of $1.9 million in the year ended December 31, 2023.
Expenses
Provision for Losses
The increased provision for losses for 2024 compared to 2023 was primarily driven by an increase in new mortgage insurance defaults, which impacted our mortgage insurance reserves. See “Results of Operations: Mortgage Insurance" for more information.
Other Underwriting and Operating Expenses
The increase in underwriting and operating expenses for 2024 compared to 2023 was primarily due to an increase in compensation expense, including stock compensation, primarily due to increased headcounts, as well as an increase other general operating expenses, both resulting from 12 months of title insurance operations in 2024. For more information, see “Results of Operations: Mortgage Insurance” and “Results of Operations: Corporate & Other.”
Interest Expense
For the years ended December 31, 2024 and 2023, we incurred interest expense of $35.3 million and $30.1 million, respectively. Interest expense increased in 2024 compared to 2023 due to an increase in the average outstanding borrowings during the period and a $3.2 million loss on debt extinguishment for the write-off of unamortized debt issuance costs, partially offset by a decrease in the weighted average interest rate. On July 1, 2024, Essent Group issued $500 million of 6.25% senior notes and utilized the proceeds to repay all of the outstanding term loan borrowings under the Credit Facility. For the years ending December 31, 2024 and 2023, our borrowings carried a weighted average interest rate of 6.68% and 6.84%, respectively. For the years ended December 31, 2024 and 2023, the average amount of borrowings outstanding was $462.5 million and $425.0 million, respectively.
Income Taxes
Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $126.1 million for the year ended December 31, 2024 compared to $126.6 million for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2024 was 14.7% compared to 15.4% for the year ended December 31, 2023. Our effective income tax rate reflects the amount of earnings or losses generated in the jurisdictions in which we operate, the applicable tax rates and regulations in those jurisdictions, and the impact of discrete items. For the year ended December 31, 2024, income tax expense includes $1.3 million of favorable adjustments related to prior year tax returns and $0.7 million of excess tax benefits associated with the vesting of common shares and common share units. For the year ended December 31, 2023, income tax expense includes $5.3 million of net expense associated with prior year tax returns and a $2.7 million net benefit for the deferred tax asset recognized for unrealized losses on the investment portfolios of Essent Group and Essent Re upon the enactment of the Bermuda Corporate Income Tax. See Note 12 to our consolidated financial statements.
At December 31, 2024 and 2023, we concluded that it was more likely than not that our deferred tax assets would be realized.
Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in the consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 have been omitted. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 16, 2024.

Results of Operations: Mortgage Insurance

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Net premiums earned	$924,676	$878,937	$842,527
Net investment income	183,341	159,868	112,285
Realized investment gains (losses), net	(2,343)	(6,392)	(1,829)
Income (loss) from other invested assets	7,171	(490)	33,142
Other income	14,152	20,692	18,384
Total revenues	1,126,997	1,052,615	1,004,509

Losses and expenses:
Provision (benefit) for losses and LAE	75,182	30,120	(174,704)
Other underwriting and operating expenses	115,744	115,182	111,505
Total losses and expenses before allocations	190,926	145,302	(63,199)
Corporate expense allocations	43,787	47,274	48,100
Total losses and expenses after allocations	234,713	192,576	(15,099)
Income before income tax expense	$892,284	$860,039	$1,019,608

Loss ratio (1)	8.1%	3.4%	(20.7)%
Expense ratio (2)	17.3%	18.5%	18.9%
Combined ratio	25.4%	21.9%	(1.8)%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 and Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
For the year ended December 31, 2024, our Mortgage Insurance segment reported income before income tax expense of $892.3 million, compared to income before income tax expense of $860.0 million for the year ended December 31, 2023. The increase in our operating results in 2024 over 2023 was primarily due to an increase in net premiums earned and investment income, partially offset by an increase in the provision for losses and LAE.
Our Mortgage Insurance segment reported income before income tax expense of $1.0 billion for the year ended December 31, 2022. The decrease in our operating results in 2023 compared to 2022 was primarily due to an increase in the provision for losses and LAE, partially offset by increases in net premiums earned and net investment income.
Net Premiums Written and Earned
Mortgage Insurance net premiums earned increased in the year ended December 31, 2024 by 5% compared to the year ended December 31, 2023. The increase in net premiums earned was due to the increase in our average IIF from $234.5 billion in 2023 to $241.6 billion in 2024. The average net premium rate was 0.35% for both the years ended December 31, 2024 and 2023.
Mortgage Insurance net premiums earned increased in the year ended December 31, 2023 by 9% compared to the year ended December 31, 2022. The increase in net premiums written and earned was due to the increase in our average IIF from $215.5 billion in 2022 to $234.5 billion in 2023, partially offset by the decrease in the average net premium rate from 0.37% for the year ended December 31, 2022 to 0.35% for the year ended December 31, 2023. The decrease in the average net premium rate during the year ended December 31, 2023 was a primarily due to changes in the mix of the mortgages we insure, changes in our pricing and a decrease in premiums earned on the cancellation of non-refundable single premium policies. In the year ended December 31, 2023, premiums earned on the cancellation of non-refundable single premium policies decreased to $6.3 million from $20.8 million in the year ended December 31, 2022 as a result of a decrease in existing borrowers refinancing their mortgages during 2023 as compared to 2022.

In the year ended December 31, 2024, unearned premiums decreased by $24.3 million as a result of $33.3 million of unearned premium that was recognized in earnings during the year partially offset by net premiums written on single premium policies of $9.0 million. In the year ended December 31, 2023, unearned premiums decreased by $22.6 million as a result of $44.6 million of unearned premium that was recognized in earnings during the year partially offset by net premiums written on single premium policies of $22.0 million. In the year ended December 31, 2022, unearned premiums decreased by $22.5 million as a result of $64.2 million of unearned premium that was recognized in earnings during the year partially offset by net premiums written on single premium policies of $41.7 million.
Provision for Losses and Loss Adjustment Expenses
For the year ended December 31, 2024, the Mortgage Insurance segment recorded a provision losses of $75.2 million compared to a provision of $30.1 million for the year ended December 31, 2023. The increase in the provision for losses in 2024 was primarily due to increases in new defaults reported, resulting in an increase in the provision for losses recorded for current year defaults, partially offset by cure activity for defaults reported in prior years. The increase in defaults was due in part to defaulted loans in the areas impacted by Hurricanes Helene and Milton. In 2024, loans in default increased by a total of 3,620, including 2,119 defaults we identified as hurricane-related defaults. For the year ended December 31, 2022, we recorded a benefit to the provision for losses of $174.7 million primarily due to a decrease in the estimate of ultimate loss for Early COVID Defaults as well as cure activity for defaults with reserves using our normal reserve methodology.
The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Beginning default inventory	14,819	13,433	16,693
Plus: new defaults	37,499	30,550	25,636
Less: cures	(33,134)	(28,655)	(28,873)
Less: claims paid	(671)	(467)	(261)
Less: rescissions and denials, net	(74)	(42)	(32)
Ending default inventory	18,439	14,819	13,433

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of December 31,
	2024	2023
Case reserves (in thousands) (1)	$285,944	$226,121
Total reserves (in thousands) (1)	$310,156	$245,402
Ending default inventory	18,439	14,819
Average case reserve per default (in thousands)	$15.5	$15.3
Average total reserve per default (in thousands)	$16.8	$16.6
Default rate	2.27%	1.80%
Claims received included in ending default inventory	164	126
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $51 thousand and $29 thousand as of December 31, 2024 and 2023, respectively.

The following table provides a reconciliation of the beginning and ending U.S. mortgage insurance reserve balances for losses and LAE:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Reserve for losses and LAE at beginning of year	$245,402	$216,390	$406,096
Less: Reinsurance recoverables	24,004	14,618	25,940
Net reserve for losses and LAE at beginning of year	221,398	201,772	380,156
Add provision for losses and LAE occurring in:
Current year	171,907	138,601	99,351
Prior years	(96,751)	(108,437)	(272,785)
Incurred losses and LAE during the current year	75,156	30,164	(173,434)
Deduct payments for losses and LAE occurring in:
Current year	2,687	517	224
Prior years	20,366	10,021	4,726
Loss and LAE payments during the current year	23,053	10,538	4,950
Net reserve for losses and LAE at end of period	273,501	221,398	201,772
Plus: Reinsurance recoverables	36,655	24,004	14,618
Reserve for losses and LAE at end of period	$310,156	$245,402	$216,390
_______________________________________________________________________
(1) The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $51 thousand, $29 thousand, and $0.1 million as of December 31, 2024, 2023 and 2022, respectively.

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of December 31, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	6,691	36%	$32,672	11%	$522,644	6%
Three payments	3,154	17	26,278	9	250,696	10
Four to eleven payments	6,408	35	122,551	43	515,600	24
Twelve or more payments	2,022	11	93,269	33	153,376	61
Pending claims	164	1	11,174	4	12,478	90
Total case reserves (1)	18,439	100%	285,944	100%	$1,454,794	20
IBNR			21,446
LAE			2,766
Total reserves for losses and LAE (1)			$310,156
_______________________________________________________________________________
(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $51 thousand.

	As of December 31, 2023
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	5,041	34%	$24,917	11%	$361,986	7%
Three payments	2,247	15	19,690	9	165,433	12
Four to eleven payments	5,421	37	97,424	43	417,876	23
Twelve or more payments	1,984	13	78,540	35	132,257	59
Pending claims	126	1	5,550	2	6,302	88
Total case reserves (2)	14,819	100%	226,121	100%	$1,083,854	21
IBNR			16,959
LAE			2,322
Total reserves for losses and LAE (2)			$245,402
_______________________________________________________________________________
(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $29 thousand as of December 31, 2023.

During the year ended December 31, 2024, the provision for losses and LAE was $75.2 million, comprised of $171.9 million for current year losses, partially offset by $96.8 million of favorable prior years' loss development. During the year ended December 31, 2023, the provision for losses and LAE was a benefit of $30.2 million, comprised of $138.6 million of current year losses, offset by $108.4 million of favorable prior years' loss development. During the year ended December 31, 2022, the provision for losses and LAE was a benefit of $174.7 million, comprised of $99.4 million of current year losses, offset by $272.8 million of favorable prior years' loss development. In each period, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our mortgage insurance claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Number of claims paid	671	467	261
Amount of claims paid	$22,660	$10,216	$4,665
Claim severity	63%	59%	44%
Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
($ in thousands)	$	%	$	%	$	%
Compensation and benefits	$72,156	62%	$68,996	60%	$66,410	60%
Premium taxes	23,007	20	22,544	20	20,977	19
Ceding commission	(24,248)	(21)	(21,326)	(19)	(17,516)	(16)
Other	44,829	39	44,968	39	41,634	37
Total other underwriting and operating expenses	$115,744	100%	$115,182	100%	$111,505	100%

Average number of employees during the period		299		297		301
The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits increased in 2024 compared to 2023 and in 2023 compared to 2022 primarily due to increases in stock based compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.
•Premium taxes increased from 2022 to 2023 and from 2023 to 2024 primarily due to an increase in premiums written.
•The increases in ceding commission from 2022 to 2023 and 2023 to 2024 results from increases in the amount of reinsured insurance in force under our outstanding quota share arrangements.
•Other expenses increased in 2023 compared to 2022 primarily as a result of increases in professional fees and software related expenses. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Year Ended December 31,
Summary of Operations (In thousands)	2024	2023	2022
Revenues:
Net premiums earned	$66,206	$37,969	$—
Net investment income	38,729	26,271	12,124
Realized investment gains (losses), net	(7)	(812)	(11,343)
Income (loss) from other invested assets	204	(10,628)	(4,466)
Other income	10,775	4,344	—
Total revenues	115,907	57,144	(3,685)

Losses and expenses:
Provision for losses and LAE	6,038	1,422	—
Other underwriting and operating expenses	155,130	109,899	60,228
Interest expense	35,319	30,137	15,608
Total losses and expenses before allocations	196,487	141,458	75,836
Corporate expense allocations	(43,787)	(47,274)	(48,100)
Total losses and expenses after allocations	152,700	94,184	27,736
Income (loss) before income taxes	$(36,793)	$(37,040)	$(31,421)
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate to premiums earned by our title insurance operations. The increase in net premiums earned in 2024 is primarily due to a full year of title insurance operations in 2024. Net premiums earned in 2023 represent six months of title insurance operations as a result of our acquisition effective July 1, 2023.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other relates to loss provisions recorded by our title insurance operations subsequent to our acquisition effective July 1, 2023. Upon acquisition, we recorded $14.1 million of title insurance reserves through purchase accounting. The increase in the provision for losses in 2024 was primarily due to an increase in title insurance policies issued and related title premium for the full year 2024 as compared to the six months subsequent to the acquisition of the title insurance operations as well as recent industry experience and trends. Title insurance reserves as of December 31, 2024 and 2023 were $18.7 million and $14.7 million, respectively.
Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
($ in thousands)	$	%	$	%	$	%
Compensation and benefits	$64,236	41%	$45,902	42%	$33,892	56%
Premium and other taxes	1,497	1	(376)	—	—	—
Other	89,397	58	64,373	58	26,336	44
Total other underwriting and operating expenses	$155,130	100%	$109,899	100%	$60,228	100%

Average number of employees during the period		260		149		47

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in 2024 compared to 2023 and in 2023 compared to 2022 primarily due to an increase in the average number of employees, which resulted from the acquisition of the title insurance operations on July 1, 2023. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium and other taxes within Corporate & Other are related to our title insurance operations.

•Other expenses increased in 2024 compared to 2023 and in 2023 compared to 2022 primarily as a result of title and settlement services direct cost incurred and increases in professional fees. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also includes premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Premiums retained by agents increased in 2024 compared to 2023 due to a full year of title insurance operations in 2024, partially offset by decreased utilization of third party agents for insurance premiums written during 2024.
Liquidity and Capital Resources
Overview
Our sources of funds consist primarily of:
•our investment portfolio and interest income on the portfolio;
•net premiums that we will receive from our existing IIF as well as policies that we write in the future;
•borrowings under our Senior Notes and Revolving Credit Facility; and
•issuance of capital shares.
Our obligations consist primarily of:
•claim payments under our policies;
•interest payments and repayment of borrowings under our Senior Notes and Revolving Credit Facility;
•the other costs and operating expenses of our business;
•the repurchase of common shares under the share repurchase plan approved by our board of directors; and
•the payment of dividends on our common shares.
As of December 31, 2024, we had substantial liquidity, with cash of $131.5 million, short-term investments of $764.0 million and fixed maturity investments of $5.1 billion. We also had $500 million of available capacity under our Revolving Credit Facility. Holding company net cash and investments available for sale totaled $1.1 billion at December 31, 2024. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at December 31, 2024.
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
While the Company and all of its subsidiaries are expected to have sufficient liquidity to meet all their respective expected obligations, additional capital may be required to meet any new capital requirements that are adopted by regulatory authorities or the GSEs, to respond to changes in the business or economic environment, to provide additional capital related to the growth of our risk in force in our mortgage insurance portfolio, or to fund new business initiatives. We regularly review potential investments and acquisitions, some of which may be material, that, if consummated, would expand our existing business or result in new lines of business, and at any given time we may be in discussions concerning possible transactions. We continually evaluate opportunities based upon market conditions to further increase our financial flexibility through the issuance of equity or debt, or other options including reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on acceptable terms or at all.
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
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, our insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At December 31, 2024, Essent Guaranty, had unassigned surplus of approximately $396.6 million. As of January 1, 2025, Essent Guaranty has dividend capacity of $396.6 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2024, Essent Re had total equity of $1.8 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. As of January 1, 2025, Essent Re has dividend capacity of $441.9 million.
At December 31, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$861,532	$763,001	$588,817
Net cash used in investing activities	(706,926)	(525,569)	(398,872)
Net cash used in financing activities	(164,913)	(176,885)	(190,196)
Net (decrease) increase in cash	$(10,307)	$60,547	$(251)
Operating Activities
Cash flow provided by operating activities totaled $861.5 million for the year ended December 31, 2024, as compared to $763.0 million for the year ended December 31, 2023 and $588.8 million for the year ended December 31, 2022. The increase in cash flow from operations of $98.5 million in 2024 compared to 2023 was primarily due to increases in net premiums written and investment income and a decrease in income tax and interest payments, partially offset by an increase in operating expenses paid in the year ended December 31, 2024. The increase in cash flow from operations of $174.2 million in 2023 compared to 2022 was primarily due to an increase in prepayments, a component of other assets, in the year ended December 31, 2022 and increases in net premiums written and investment income partially offset by an increase in operating expenses paid in the year ended December 31, 2023.

Investing Activities
Cash flow used in investing activities totaled $706.9 million for the year ended December 31, 2024, $525.6 million for the year ended December 31, 2023 and $398.9 million for the year ended December 31, 2022. Cash used in investing activities primarily related to investing cash flows from the operations of the business in each of the periods presented.
Financing Activities
Cash flow used in financing activities totaled $164.9 million, $176.9 million and $190.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. In each year, cash flows used in financing activities primarily related to the repurchases of common shares as part of our share repurchase plans, quarterly cash dividends paid and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow from financing activities for the year ended December 31, 2024 also included cash inflow from the issuance of Senior Notes, partially offset by cash outflows associated with the repayment of the term loan portion of the Existing Credit Facility, as well as the payment of debt issuance costs.
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
During the year ended December 31, 2024, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. totaling $165.5 million. During the years ended December 31, 2024 and 2023, Essent US Holdings made capital contributions totaling $24.5 million and $38.1 million to its title insurance subsidiary, respectively. Prior to December 31, 2024, Essent Guaranty reinsured that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. On December 31, 2024, Essent Guaranty and Essent PA entered into a commutation and release agreement in which all outstanding risk in force assumed by Essent PA was commuted back to Essent Guaranty in exchange for cash. Upon the commutation and release, Essent PA surrendered its insurance license and is no longer an insurance subsidiary of Essent Group Ltd. as of December 31, 2024.
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
The following tables summarizes Essent Guaranty's QSR agreements as of December 31, 2024:

QSR Agreement	Eligible Policy Period	Ceding Percentage
QSR-2019	September 1, 2019 - December 31, 2020	(1)
QSR-2022	January 1, 2022 - December 31, 2022	20%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%
QSR-2024	January 1, 2024 - December 31, 2024	15%
_______________________________________________________________________________
(1)Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.

During the first quarter of 2025, Essent Guaranty entered into two forward quota share agreements with highly rated third-party reinsurers ceding 25% of the risk on all eligible policies written by Essent Guaranty in calendar years 2025 and 2026.
Our risk-to-capital calculation for Essent Guaranty as of December 31, 2024 was as follows:

Statutory capital: ($ in thousands)
Policyholders’ surplus	$1,101,894
Contingency reserves	2,492,487
Statutory capital	$3,594,381
Net risk in force	$35,159,976
Risk-to-capital ratio	9.8:1
For additional information regarding regulatory capital see Note 16 to our consolidated financial statements. The information above has been derived from the annual and quarterly statements of Essent Guaranty, which have been prepared in conformity with accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the National Association of Insurance Commissioners Accounting Practices and Procedures Manual. Such practices vary from accounting principles generally accepted in the United States.
Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW under through December 31, 2020 and 35% of Essent Guaranty's NIW after December 31, 2020. During the year ended December 31, 2024 Essent Re paid dividends totaling $300 million to Essent Group. During the year ended December 31, 2023, Essent Re paid $60 million in dividends to Essent Group. As of December 31, 2024, Essent Re had total stockholders’ equity of $1.8 billion and net risk in force of $23.3 billion.
Financial Strength Ratings
The insurer financial strength ratings of Essent Guaranty, our principal mortgage insurance subsidiary, are A3 with a positive outlook by Moody's, A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.
Private Mortgage Insurer Eligibility Requirements
Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements (PMIERs). The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of December 31, 2024, Essent Guaranty's Available Assets were $3.6 billion or 178% of its Minimum Required Assets were $2.0 billion based on our interpretation of the PMIERs.
Under PMIERs guidance issued by the GSEs effective June 30, 2020, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a FEMA Declared Major Disaster Area eligible for Individual Assistance and that either (1) is subject to a forbearance plan granted in response to a FEMA Declared Major Disaster, the terms of which are materially consistent with terms of forbearance plans, repayment plans or loan modification trial period offered by Fannie Mae or Freddie Mac, or (2) has an initial missed payment occurring up to either (i) 30 days prior to the first day of the incident period specified in the FEMA Major Disaster Declaration or (ii) 90 days following the last day of the incident period specified in the FEMA Major Disaster Declaration, not to exceed 180 days from the first day of the incident period specified in the FEMA Major Disaster Declaration. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for a non-performing primary mortgage guaranty insurance loan for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments absent a forbearance plan described in 1) above. Further, under temporary provisions provided by the PMIERs guidance, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property that has an initial missed payment occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period). The 0.30 multiplier will be applicable for insured loans in default (1) subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan, repayment plan or loan modification trial period), the terms of which are materially consistent with terms offered by Fannie Mae or Freddie Mac, or (2) for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments.
FHFA and the GSEs announced that effective November 1, 2023, defaulted loans will be no longer eligible for COVID forbearance plans and will follow the GSEs standard forbearance plans going forward. In August 2024, Fannie Mae and Freddie Mac, under the oversight of FHFA, issued an update to the planned sunset of the use of the 0.3x Required Asset multiplier for loans in a COVID forbearance plan. The sunset of the 0.3x Required Asset multiplier for loans in a COVID forbearance plan will become effective on March 31, 2025. Also in August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation, will have no impact on Essent’s Available Assets or sufficiency ratio until March 31, 2025, and will become fully effective on September 30, 2026. Essent expects to remain in full compliance with the existing and updated PMIERs requirements.
Financial Condition
Stockholders' Equity
As of December 31, 2024, stockholders’ equity was $5.6 billion compared to $5.1 billion as of December 31, 2023. Stockholders' equity increased primarily due to net income generated in 2024, partially offset by an increase in accumulated other comprehensive loss related to an increase in our net unrealized investment losses and by dividends paid and the repurchase of common shares under our share repurchase plan.
Investments
As of December 31, 2024, investments totaled $6.2 billion compared to $5.5 billion as of December 31, 2023. In addition, our total cash was $131.5 million as of December 31, 2024, compared to $141.8 million as of December 31, 2023. The increase in investments was primarily due to investing net cash flows from operations during the year ended December 31, 2024 partially offset by an increase in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$547,290	9.3%	$996,382	18.9%
U.S. agency securities	—	—	7,195	0.1
U.S. agency mortgage-backed securities	1,125,436	19.2	821,346	15.6
Municipal debt securities(1)	583,501	9.9	547,258	10.5
Non-U.S. government securities	69,798	1.2	67,447	1.3
Corporate debt securities(2)	1,783,046	30.3	1,297,055	24.6
Residential and commercial mortgage securities	478,086	8.1	517,940	9.8
Asset-backed securities	631,959	10.8	564,995	10.8
Money market funds	657,605	11.2	444,121	8.4
Total Investments Available for Sale	$5,876,721	100.0%	$5,263,739	100.0%

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	83.3%	81.4%
General obligation bonds	16.7	18.6
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	41.8%	42.0%
Consumer, Non-Cyclical	15.1	15.9
Industrial	8.2	8.1
Communications	5.7	7.2
Consumer, Cyclical	6.3	7.1
Utilities	8.7	6.3
Technology	6.4	6.2
Energy	5.1	4.7
Basic Materials	2.7	2.5
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,513,014	48.1%	$2,561,363	53.2%
Aa1	101,809	2.0	104,474	2.2%
Aa2	301,080	5.8	291,501	6.0%
Aa3	271,069	5.2	208,882	4.3%
A1	511,076	9.8	377,188	7.8%
A2	411,999	7.9	329,423	6.8%
A3	463,616	8.8	253,081	5.3%
Baa1	218,454	4.2	220,901	4.6%
Baa2	198,193	3.8	226,449	4.7%
Baa3	151,729	2.9	166,121	3.4%
Below Baa3	77,077	1.5	80,235	1.7%
Total (2)	$5,219,116	100.0%	$4,819,618	100.0%
_______________________________________________________________________________
(1)Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.
(2)Excludes $657,605 and $444,121 of money market funds at December 31, 2024 and December 31, 2023, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2024		December 31, 2023
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,587,022	26.9%	$1,892,074	35.9%
1 to < 2 Years	544,630	9.3	371,583	7.1
2 to < 3 Years	473,301	8.1	538,775	10.2
3 to < 4 Years	445,614	7.6	402,668	7.6
4 to < 5 Years	546,414	9.3	376,722	7.2
5 or more Years	2,279,740	38.8	1,681,917	32.0
Total Investments Available for Sale	$5,876,721	100.0%	$5,263,739	100.0%

Material Cash Requirement from Known Contractual and Other Obligations
As of December 31, 2024, the approximate future cash requirements from known contractual and other obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Senior notes	$500,000	$—	$—	$500,000	$—
Estimated loss and LAE payments (1)	328,866	114,772	158,335	55,502	257
Operating lease obligations	45,205	5,853	9,319	8,727	21,306
Unfunded investment commitments (2)	110,368	110,368	—	—	—
Total	$984,439	$230,993	$167,654	$564,229	$21,563
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

We lease office space in Pennsylvania, Missouri, North Carolina, New York, Virginia and Bermuda under leases accounted for as operating leases. A portion of the space leased in North Carolina has been subleased to Triad; minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.2 million due in 2025 under the non-cancelable sublease.
Off-Balance Sheet Arrangements
Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of December 31, 2024, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.2 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 5 to our consolidated financial statements for additional information.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). In preparing our consolidated financial statements, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.
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
Reserve for Losses and Loss Adjustment Expenses
We establish reserves for losses based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC No. 944, in accordance with industry practice. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loans are classified as defaulted when the borrower has missed two consecutive payments. Once we are notified that a borrower has defaulted, we will consider internal and third-party information and models, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. In addition, we will project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on this information, at each reporting date we determine our best estimate of loss reserves at a given point in time. Included in loss reserves are reserves for incurred but not reported ("IBNR") claims. IBNR reserves represent our estimated unpaid losses on loans that are in default, but have not yet been reported to us as delinquent by our customers. We will also establish reserves for associated loss adjustment expenses, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Establishing reserves is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of our insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower. See "Results of Operations: Mortgage Insurance - Provision for Losses and Loss Adjustment Expenses" for a

discussion of this estimate and Note 6 to our consolidated financial statements a sensitivity of the key assumption for this estimate.
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
Investments
Our fixed maturity and short-term investments are classified as available for sale and are reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. Each quarter we perform reviews of all of our investments in order to determine whether declines in fair value below amortized cost were as a result of credit losses in accordance with applicable guidance. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses, up to the amount of the impairment when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis. Under the previous other-than-temporary impairment model for available-for-sale investment securities, a security impairment was deemed other-than-temporary if we either intend to sell the security, or it was more likely than not that we would be required to sell the security before recovery or we did not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2024, 2023 and 2022, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer was current on its scheduled interest and principal payments. We recorded impairments of $0.5 million, $0.2 million and $12.7 million in the years ended December 31, 2024, 2023, and 2022, respectively. The impairments resulted from our intent to sell these securities subsequent to the reporting date.
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
At December 31, 2024, the effective duration of our investments available for sale was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Auditor Firm ID: 238)	82
Consolidated Balance Sheets	84
Consolidated Statements of Comprehensive Income	85
Consolidated Statements of Changes in Stockholders' Equity	86
Consolidated Statements of Cash Flows	87
Notes to Consolidated Financial Statements	88
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2024	124
Schedule II—Condensed Financial Information of Registrant at December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024	125
Schedule IV—Reinsurance for the years ended December 31, 2024, 2023 and 2022	129

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of the Mortgage Insurance Reserve for Losses and Loss Adjustment Expenses
As described in Note 6 to the consolidated financial statements, the mortgage insurance reserve for losses and loss adjustment expenses makes up a significant portion of the total recorded reserve for losses and loss adjustment expenses of $329 million as of December 31, 2024, and is based on management’s best estimate of ultimate claim costs for defaulted loans. Upon notification that a borrower has defaulted, management considers internal and third-party information and models to determine the likelihood that a default will reach claim status and projects the amount that the Company will pay if a default becomes a claim. Management’s estimates of claim rates and claim sizes will be influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and management’s best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of the Company’s insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.

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
February 18, 2025
We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2024	2023
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2024 — $5,467,238; 2023 — $4,658,168)	$5,112,697	$4,335,008
Short-term investments available for sale, at fair value (amortized cost: 2024 — $763,780; 2023 — $928,562)	764,024	928,731
Total investments available for sale	5,876,721	5,263,739
Other invested assets	303,900	277,226
Total investments	6,180,621	5,540,965
Cash	131,480	141,787
Accrued investment income	43,732	35,689
Accounts receivable	55,564	63,266
Deferred policy acquisition costs	9,653	9,139
Property and equipment (at cost, less accumulated depreciation of $72,270 in 2024 and $71,168 in 2023)	41,871	41,304
Prepaid federal income tax	489,600	470,646
Goodwill and acquired intangible assets, net	79,556	72,826
Other assets	79,572	51,051
Total assets	$7,111,649	$6,426,673

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$328,866	$260,095
Unearned premium reserve	115,983	140,285
Net deferred tax liability	392,428	362,753
Senior notes due 2029, net	493,959	—
Credit facility borrowings, net	—	421,920
Other accrued liabilities	176,755	139,070
Total liabilities	1,507,991	1,324,123
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 105,015 shares in 2024 and 106,597 shares in 2023	1,575	1,599
Additional paid-in capital	1,214,956	1,299,869
Accumulated other comprehensive income (loss)	(303,984)	(280,496)
Retained earnings	4,691,111	4,081,578
Total stockholders' equity	5,603,658	5,102,550
Total liabilities and stockholders' equity	$7,111,649	$6,426,673

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Revenues:
Net premiums written	$966,580	$894,282	$820,029
Decrease in unearned premiums	24,302	22,624	22,498
Net premiums earned	990,882	916,906	842,527
Net investment income	222,070	186,139	124,409
Realized investment gains (losses), net	(2,350)	(7,204)	(13,172)
Income (loss) from other invested assets	7,375	(11,118)	28,676
Other income	24,927	25,036	18,384
Total revenues	1,242,904	1,109,759	1,000,824

Losses and expenses:
Provision (benefit) for losses and LAE	81,220	31,542	(174,704)
Other underwriting and operating expenses	270,874	225,081	171,733
Interest expense	35,319	30,137	15,608
Total losses and expenses	387,413	286,760	12,637

Income before income taxes	855,491	822,999	988,187
Income tax expense	126,088	126,613	156,834
Net income	$729,403	$696,386	$831,353

Earnings per share:
Basic	$6.92	$6.56	$7.75
Diluted	6.85	6.50	7.72

Weighted average shares outstanding:
Basic	105,394	106,222	107,205
Diluted	106,550	107,129	107,653

Net income	$729,403	$696,386	$831,353

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $(7,818) in 2024, $17,944 in 2023 and $(75,013) in 2022	(23,488)	102,294	(433,497)
Total other comprehensive income (loss)	(23,488)	102,294	(433,497)
Comprehensive income	$705,915	$798,680	$397,856

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31,
(In thousands)	2024	2023	2022
Common Shares
Balance, beginning of year	$1,599	$1,615	$1,641
Issuance of management incentive shares	7	9	9
Cancellation of treasury stock	(31)	(25)	(35)
Balance, end of year	1,575	1,599	1,615
Additional Paid-In Capital
Balance, beginning of year	1,299,869	1,350,377	1,428,952
Dividends and dividend equivalents declared	1,828	1,700	932
Issuance of management incentive shares	(7)	(9)	(9)
Stock-based compensation expense	24,778	18,446	18,381
Cancellation of treasury stock	(111,512)	(70,645)	(97,879)
Balance, end of year	1,214,956	1,299,869	1,350,377
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(280,496)	(382,790)	50,707
Other comprehensive (loss) income	(23,488)	102,294	(433,497)
Balance, end of year	(303,984)	(280,496)	(382,790)
Retained Earnings
Balance, beginning of year	4,081,578	3,493,107	2,754,814
Net income	729,403	696,386	831,353
Dividends and dividend equivalents declared	(119,870)	(107,915)	(93,060)
Balance, end of year	4,691,111	4,081,578	3,493,107
Treasury Stock
Balance, beginning of year	—	—	—
Treasury stock acquired	(111,543)	(70,670)	(97,914)
Cancellation of treasury stock	111,543	70,670	97,914
Balance, end of year	—	—	—
Total Stockholders' Equity	$5,603,658	$5,102,550	$4,462,309

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating Activities
Net income	$729,403	$696,386	$831,353
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	2,350	7,204	13,172
(Income) loss from other invested assets	(7,375)	11,118	(28,676)
Distribution of income from other invested assets	13,843	7,440	14,105
Depreciation and amortization	5,783	4,525	3,024
Stock-based compensation expense	24,778	18,446	18,381
Amortization of premium on investment securities	20,231	14,899	18,347
Deferred income tax provision (benefit)	32,174	(13,246)	58,168
Change in:
Accrued investment income	(8,043)	(2,527)	(6,616)
Accounts receivable	7,466	(2,070)	(11,211)
Deferred policy acquisition costs	(515)	771	2,268
Prepaid federal income tax	(18,954)	(52,186)	(57,650)
Other assets	(18,653)	62,976	(50,333)
Reserve for losses and LAE	68,772	29,017	(190,981)
Unearned premium reserve	(24,302)	(22,624)	(22,498)
Other accrued liabilities	34,574	2,872	(2,036)
Net cash provided by operating activities	861,532	763,001	588,817
Investing Activities
Net change in short-term investments	164,707	(655,596)	61,060
Purchase of investments available for sale	(1,648,433)	(1,116,120)	(1,378,231)
Proceeds from maturities and paydowns of investments available for sale	411,635	664,239	247,296
Proceeds from sales of investments available for sale	415,074	707,544	747,883
Purchase of other invested assets	(39,062)	(40,038)	(74,620)
Return of investment from other invested assets	5,919	5,165	1,721
Net cash paid in acquisition	—	(86,761)	—
Purchase of intangible assets	(10,000)	—	—
Purchase of property and equipment	(6,766)	(4,002)	(3,981)
Net cash used in investing activities	(706,926)	(525,569)	(398,872)
Financing Activities
Issuance of senior notes	498,160	—	—
Credit facility repayments	(425,000)	—	—
Treasury stock acquired	(111,543)	(70,670)	(97,914)
Payment of debt issuance costs	(8,488)	—	(154)
Dividends paid	(118,042)	(106,215)	(92,128)
Net cash used in financing activities	(164,913)	(176,885)	(190,196)
Net (decrease) increase in cash	(10,307)	60,547	(251)
Cash at beginning of year	141,787	81,240	81,491
Cash at end of year	$131,480	$141,787	$81,240
Supplemental Disclosure of Cash Flow Information
Income tax payments	$(92,517)	$(139,710)	$(98,006)
Interest payments	(17,196)	(28,574)	(13,595)

Noncash Transactions
Operating lease liabilities arising from obtaining right-of-use assets	$2,066	$23,705	$10,035

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
The U.S. mortgage insurance operations are conducted through Essent Guaranty, Inc. ("Essent Guaranty"), which is domiciled in the state of Pennsylvania. Essent Guaranty is headquartered in Radnor, Pennsylvania and maintains an operations center in Winston-Salem, North Carolina. Essent Guaranty is approved as a qualified mortgage insurer by the GSEs and is licensed to write mortgage insurance in all 50 states and the District of Columbia.
Essent Guaranty reinsures new insurance written ("NIW") to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda-domiciled Class 3B Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. In April 2021, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage provided by Essent Re from 25% to 35% effective January 1, 2021. The quota share reinsurance coverage provided for Essent Guaranty's NIW prior to January 1, 2021 will continue to be 25%, the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. Prior to December 31, 2024, Essent Guaranty also reinsured that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. (“Essent PA”), an affiliate domiciled in the state of Pennsylvania. On December 31, 2024, Essent Guaranty and Essent PA entered into a commutation and release agreement in which all outstanding risk in force assumed by Essent PA was commuted back to Essent Guaranty in exchange for cash. Upon the commutation and release, Essent PA surrendered its insurance license and is no longer an insurance subsidiary of Essent Group Ltd. as of December 31, 2024.
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
As a result of our acquisitions of Agents National Title Insurance Company (renamed Essent Title Insurance, Inc. effective January 1, 2025) and Boston National Holdings LLC on July 1, 2023, we now offer title insurance products and title and settlement services. Our title insurance operations are headquartered in Radnor, Pennsylvania, with additional locations in Charlotte, North Carolina and Pittsburgh, Pennsylvania.
We have one reportable business segment: Mortgage Insurance. Our Mortgage Insurance segment offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. We provide private mortgage insurance on residential first-lien mortgage loans (“U.S. mortgage insurance”) through our U.S. mortgage insurance subsidiary, Essent Guaranty, and also offer other credit risk management solutions, including contract underwriting, to our customers. Through our Bermuda-based reinsurance subsidiary, Essent Re, we reinsure U.S. mortgage risk primarily through the GSE credit risk transfer market (“GSE and other risk share”) and provide underwriting consulting services to third-party reinsurers.
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
We monitor our fixed maturities for unrealized losses that appear to be the result of credit losses. A fixed maturity security is considered to be impaired when the security's fair value is less than its amortized cost basis and 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, or 3) we believe we will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When we determine that a credit loss has been incurred, but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, the unrealized loss is separated into the portion of the impairment that is credit related and the portion of the impairment that is due to other factors. For those fixed maturities for which a credit loss has occurred, the impairment amount is calculated as the difference between the amortized cost and the present value of future expected cash flows, limited by the amount that the fair value is less than the amortized cost basis. Estimates of expected future cash flows consider among other things, macroeconomic conditions as well as the financial condition, near-term and long-term prospects for the issuer, and the likelihood of the recoverability of principal and interest. Credit losses are recognized through an allowance account subject to reversal. Declines in value attributable to factors other than credit are reported as an unrealized loss in other comprehensive income while the allowance for credit loss is record a realized loss in the consolidated statements of comprehensive income.
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2024		2023
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$5,715	$(3,054)	$4,244	$(2,463)
Office equipment	2,094	(1,327)	1,672	(982)
Computer hardware	12,202	(11,873)	12,556	(11,273)
Purchased software	38,028	(37,111)	40,266	(39,271)
Costs of internal-use software	13,785	(13,418)	13,785	(12,593)
Leasehold improvements	12,305	(5,487)	7,708	(4,586)
Total	$84,129	$(72,270)	$80,231	$(71,168)
Deferred Policy Acquisition Costs
We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $2.0 million, $2.6 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of deferred policy acquisition costs totaled $3.7 million, $4.4 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.
Goodwill and Acquired Intangible Assets, Net
Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently whenever circumstances indicate potential impairment at the reporting unit level. A reporting unit represents a business for which discrete financial information is available. We generally perform our annual goodwill impairment test during the fourth quarter of each year to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. An impairment charge is recognized for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, up to the full amount of the goodwill allocated to the reporting unit.
The following table shows the rollforward of goodwill for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Beginning Balance	$50,008	$—
Goodwill resulting from acquisitions	—	38,331
Measurement period adjustments	(1,247)	11,677
Impairment charges	—	—
Ending Balance	$48,761	$50,008
Our acquired intangible assets, other than goodwill, primarily consist of customer relationships and represent the value of the specifically acquired customer relationships. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset. Other acquired intangible assets also include title plants and records, which are carried at original cost. Such values represent the cost of producing or acquiring interests in title records and indexes and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
records is charged to income as incurred. Title records and indexes are not amortized unless events or circumstances indicate that the carrying amount of the capitalized costs may not be recoverable. Title plants and records were $10 million as of December 31, 2024. We did not own any title plant or records as of December 31, 2023.
The gross carrying amount and accumulated amortization of our customer relationship intangible assets as of December 31, 2024 and 2023 were $22.9 million and $2.1 million and $23.5 million and $0.7 million, respectively.
Insurance Premium Revenue Recognition
Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for approximately 93% of earned premium in 2024. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $5.4 million and $6.3 million of earned premium related to policy cancellations for the years ended December 31, 2024 and 2023, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.
Revenues from title policies issued by agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.
A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2024 one lender represented approximately 17% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.
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
Our reserve for title insurance claim losses includes reserves for known claims as well as for losses that have been incurred but not yet reported to us (“IBNR”), net of recoupments. We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of policies written. We also reserve for losses arising from closing and disbursement functions due to fraud or operational error.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Premium Deficiency Reserve
We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2024 and 2023, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted beginning in 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation and considering the vesting conditions of the grant. We recognize compensation expense on nonvested shares over the vesting period of the award. Excess tax benefits and tax deficiencies associated with share-based payments are recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period.
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
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The update clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. The update also requires specific disclosures related to equity securities that are subject to contractual sale restrictions, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company's consolidated operating results or financial position.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU requires that public entities disclose significant expense categories and amounts for each reportable segment, which are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM") and 2) included in a segment’s reported measures of profit or loss. Public entities must also disclose an amount for “other segment items,” representing the difference between 1) segment revenue less significant segment expenses and 2) the reportable segment’s profit or loss measures. A description of the composition of “other segment items” also is required as well as the title and position of the CODM and entities must explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU also requires interim disclosure of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment will be subject to both new and existing segment reporting requirements under Topic 280. It also clarifies that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Upon the adoption of the accounting standard, the Company has disclosed required segment information with Footnote 18: Segment Reporting.
Accounting Standards Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
beginning after December 15, 2027. The Company is currently evaluating the impact that the ASU will have on our consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Note 3. Investments

Investments available for sale consist of the following:

December 31, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$561,853	$325	$(14,888)	$547,290
U.S. agency mortgage-backed securities	1,249,259	42	(123,865)	1,125,436
Municipal debt securities (1)	631,015	1,596	(49,110)	583,501
Non-U.S. government securities	81,631	—	(11,833)	69,798
Corporate debt securities (2)	1,887,647	1,064	(105,665)	1,783,046
Residential and commercial mortgage securities	519,613	527	(42,054)	478,086
Asset-backed securities	642,395	601	(11,037)	631,959
Money market funds	657,605	—	—	657,605
Total investments available for sale	$6,231,018	$4,155	$(358,452)	$5,876,721

December 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,014,076	$1,434	$(19,128)	$996,382
U.S. agency securities	7,199	—	(4)	7,195
U.S. agency mortgage-backed securities	922,907	438	(101,999)	821,346
Municipal debt securities (1)	585,047	6,660	(44,449)	547,258
Non-U.S. government securities	77,516	—	(10,069)	67,447
Corporate debt securities (2)	1,380,533	4,425	(87,903)	1,297,055
Residential and commercial mortgage securities	571,163	286	(53,509)	517,940
Asset-backed securities	584,168	203	(19,376)	564,995
Money market funds	444,121	—	—	444,121
Total investments available for sale	$5,586,730	$13,446	$(336,437)	$5,263,739
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2024	2023
Special revenue bonds	83.3%	81.4%
General obligation bonds	16.7	18.6
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2024	2023
Financial	41.8%	42.0%
Consumer, Non-Cyclical	15.1	15.9
Industrial	8.2	8.1
Communications	5.7	7.2
Consumer, Cyclical	6.3	7.1
Utilities	8.7	6.3
Technology	6.4	6.2
Energy	5.1	4.7
Basic Materials	2.7	2.5
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The amortized cost and fair value of investments available for sale at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$213,553	$212,961
Due after 1 but within 5 years	301,532	292,711
Due after 5 but within 10 years	32,302	29,303
Due after 10 years	14,466	12,315
Subtotal	561,853	547,290
Municipal debt securities:
Due in 1 year	16,767	16,624
Due after 1 but within 5 years	84,229	81,905
Due after 5 but within 10 years	144,143	134,741
Due after 10 years	385,876	350,231
Subtotal	631,015	583,501
Non-U.S. government securities:
Due in 1 year	5,267	5,233
Due after 1 but within 5 years	32,032	30,792
Due after 5 but within 10 years	7,706	6,195
Due after 10 years	36,626	27,578
Subtotal	81,631	69,798
Corporate debt securities:
Due in 1 year	164,458	163,676
Due after 1 but within 5 years	505,921	489,307
Due after 5 but within 10 years	1,014,720	959,079
Due after 10 years	202,548	170,984
Subtotal	1,887,647	1,783,046
U.S. agency mortgage-backed securities	1,249,259	1,125,436
Residential and commercial mortgage securities	519,613	478,086
Asset-backed securities	642,395	631,959
Money market funds	657,605	657,605
Total investments available for sale	$6,231,018	$5,876,721

The components of realized investment (losses) gains, net on the consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Realized gross gains	$495	$1,219	$14,420
Realized gross losses	2,322	8,246	14,864
Impairment loss	523	177	12,728

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$141,789	$(1,620)	$279,143	$(13,268)	$420,932	$(14,888)
U.S. agency mortgage-backed securities	476,695	(13,028)	629,036	(110,837)	1,105,731	(123,865)
Municipal debt securities	204,810	(5,688)	282,312	(43,422)	487,122	(49,110)
Non-U.S. government securities	4,146	(262)	65,652	(11,571)	69,798	(11,833)
Corporate debt securities	898,449	(25,547)	725,148	(80,118)	1,623,597	(105,665)
Residential and commercial mortgage securities	39,931	(1,168)	421,891	(40,886)	461,822	(42,054)
Asset-backed securities	188,475	(2,701)	164,683	(8,336)	353,158	(11,037)
Total	$1,954,295	$(50,014)	$2,567,865	$(308,438)	$4,522,160	$(358,452)

	Less than 12 months		12 months or more		Total
December 31, 2023 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,398	$(1,075)	$355,921	$(18,053)	$495,319	$(19,128)
U.S. agency securities	5,572	(2)	1,623	(2)	$7,195	$(4)
U.S. agency mortgage-backed securities	129,359	(1,616)	654,018	(100,383)	783,377	(101,999)
Municipal debt securities	59,301	(987)	297,039	(43,462)	356,340	(44,449)
Non-U.S. government securities	—	—	67,447	(10,069)	67,447	(10,069)
Corporate debt securities	119,764	(733)	905,606	(87,170)	1,025,370	(87,903)
Residential and commercial mortgage securities	31,936	(999)	459,789	(52,510)	491,725	(53,509)
Asset-backed securities	65,195	(347)	459,324	(19,029)	524,519	(19,376)
Total	$550,525	$(5,759)	$3,200,767	$(330,678)	$3,751,292	$(336,437)
At December 31, 2024 and 2023, we held 2,481 and 2,256 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at December 31, 2024 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that 98% of the securities at December 31, 2024 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $0.5 million, $0.2 million and $12.7 million in the years ended December 31, 2024, 2023 and 2022, respectively. The impairments resulted from our intent to sell these securities subsequent to a reporting date.
The Company's other invested assets at December 31, 2024 and December 31, 2023 totaled $303.9 million and $277.2 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.
Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $171.7 million as of December 31, 2024. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At December 31, 2024, maximum future funding commitments were $45.1 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
occur over the next two to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.
The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.3 million at December 31, 2024 and $9.2 million at December 31, 2023. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $983.5 million at December 31, 2024 and $1,060.0 million at December 31, 2023. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $9.3 million at December 31, 2024 and $9.2 million at December 31, 2023.
Net investment income consists of:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Fixed maturities	$186,345	$178,829	$129,530
Short-term investments	40,856	13,651	2,319
Gross investment income	227,201	192,480	131,849
Investment expenses	(5,131)	(6,341)	(7,440)
Net investment income	$222,070	$186,139	$124,409
Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2024	2023
Premiums receivable	$50,150	$51,851
Other receivables	5,414	11,415
Total accounts receivable	55,564	63,266
Less: Allowance for credit losses	—	—
Accounts receivable, net	$55,564	$63,266
Premiums receivable consists of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for credit losses was required.
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
The effect of reinsurance on net premiums written and earned is as follows:

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net premiums written:
Direct	$1,098,603	$1,028,781	$927,702
Ceded (1)	(132,023)	(134,499)	(107,673)
Net premiums written	$966,580	$894,282	$820,029

Net premiums earned:
Direct	$1,122,905	$1,051,405	$950,200
Ceded (1)	(132,023)	(134,499)	(107,673)
Net premiums earned	$990,882	$916,906	$842,527
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
The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of December 31, 2024:

QSR Agreement	Coverage Period	Ceding Percentage
QSR-2019	September 1, 2019 - December 31, 2020	(1)
QSR-2022	January 1, 2022 - December 31, 2022	20%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%
QSR-2024	January 1, 2024 - December 31, 2024	15.0%
________________________________________________________________________________________
(1) Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.

Total RIF ceded under these QSR agreements was $8.6 billion as of December 31, 2024.
Excess of Loss Reinsurance
Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month SOFR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions. The Radnor Re entities collateralized the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty and will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs. During the year ended December 31, 2023, Radnor Re 2019-1 and Radnor Re 2020-1 retired approximately 100% and 99%,

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
respectively of their outstanding notes through tender offers made by these special purpose insurers. As of December 31, 2024, all outstanding notes of Radnor Re 2019-1 and 2020-1 were retired.
Essent Guaranty has entered into reinsurance agreements with panels of reinsurers that provide excess of loss coverage on new insurance written from January 1, 2018 through August 31, 2019 and from October 1, 2021 through December 31, 2024. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts. Essent Guaranty has rights to terminate these reinsurance agreements.
The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of December 31, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$23,839,935	$6,533,211	$190,062	$277,698	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	29,757,565	8,243,653	265,134	276,141	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	27,859,437	7,621,952	175,026	300,105	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	28,058,061	7,690,718	268,320	280,559	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	29,033,466	8,025,937	331,415	256,495	September 25, 2029
Total		$138,548,464	$38,115,471	$1,229,957	$1,390,998

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of December 31, 2024:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	$4,535,941	$1,195,244	$76,144	$243,704	February 25, 2026
XOL 2020-1	Jan. 2019 - Dec. 2019	5,760,682	1,522,699	29,152	211,678	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	63,001,325	17,184,107	141,992	496,864	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	36,841,903	10,211,722	36,627	366,028	January 1, 2028
XOL 2024-1	Jan. 2024 - Dec. 2024	40,244,132	11,048,540	58,005	331,456	January 1, 2030
Total		$150,383,983	$41,162,312	$341,920	$1,649,730

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
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
The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of December 31, 2024:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$190,062	$(5,560)	$15	$(5,545)
Radnor Re 2021-2 Ltd.	265,134	(5,863)	50	(5,813)
Radnor Re 2022-1 Ltd.	175,026	(167)	33	(134)
Radnor Re 2023-1 Ltd.	268,320	111	51	162
Radnor Re 2024-1 Ltd.	331,415	$267	$82	$349
Total	$1,229,957	$(11,212)	$231	$(10,981)

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

(In thousands)	2024	2023	2022
Reserve for losses and LAE at beginning of year	$260,095	$216,464	$407,445
Less: Reinsurance recoverables	24,104	14,618	25,940
Net reserve for losses and LAE at beginning of year	235,991	201,846	381,505
Net reserves acquired during the period	—	14,049	—
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	177,037	141,191	99,372
Prior years	(95,817)	(109,649)	(274,076)
Net incurred losses and LAE during the current year	81,220	31,542	(174,704)
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	3,356	694	224
Prior years	21,743	10,752	4,731
Net loss and LAE payments during the current year	25,099	11,446	4,955
Net reserve for losses and LAE at end of year	292,112	235,991	201,846
Plus: Reinsurance recoverables	36,754	24,104	14,618
Reserve for losses and LAE at end of year	$328,866	$260,095	$216,464
For the year ended December 31, 2024, $21.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $95.8 million favorable prior year development during the year ended December 31, 2024. Reserves remaining as of December 31, 2024 for prior years are $118.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2023, $10.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $109.6 million favorable prior year development during the year ended December 31, 2023. Reserves remaining as of December 31, 2023 for

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
prior years were $81.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims. During the year ended December 31 2023, we acquired $14.0 million of reserves, excluding $0.1 million of reinsurance recoverables, in connection with the acquisition of our title insurance operations.
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
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default increased by 3,620 in the year ended December 31, 2024, including 2,119 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies.
In January 2025, several wildfires caused property damage in Southern California. As of January 31, 2025, our insurance in force in areas with Federal Emergency Management Agency ("FEMA") disaster declarations due to these wildfires was less than 0.1% of our total insurance in force. These wildfires have not affected our reserves as of December 31, 2024.
The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, the Federal Reserve reduced the target federal funds rate by 100

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
basis points since September 2024. Mortgage interest rates remain elevated which has reduced home sale activity and may affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated mortgage interest rates on home sale activity, housing inventory and home prices.
The following table summarizes mortgage insurance incurred loss and allocated loss adjustment expense development, net of reinsurance, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2015 to 2023 is presented as supplementary information.

	Incurred Loss and Allocated LAE, For the Years Ended December 31,										As of December 31, 2024
(In thousands)											Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$14,956	$9,625	$8,893	$8,439	$8,461	$8,323	$8,410	$8,434	$8,435	$8,435	$7	124
2016		21,889	11,890	9,455	9,219	8,972	8,614	8,861	8,709	8,643	8	264
2017			38,178	16,261	12,202	11,488	11,249	11,550	11,196	11,101	28	362
2018				36,438	23,168	19,536	17,402	17,249	16,535	15,895	64	511
2019					50,562	39,085	23,649	24,223	19,455	17,395	153	689
2020						317,516	269,410	53,045	23,297	15,561	405	696
2021							97,256	38,551	16,567	9,485	357	445
2022								99,372	48,593	29,158	1,535	627
2023									138,617	78,940	5,476	2,085
2024										171,947	13,413	15,647
Total										$366,560

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2024.

The following table summarizes cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2015 through 2023 is presented as supplementary information.

(In thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$544	$3,610	$6,960	$7,535	$7,961	$8,055	$8,226	$8,335	$8,337	$8,337
2016		927	4,896	6,947	7,864	8,270	8,205	8,468	8,542	8,540
2017			633	5,370	9,156	10,257	10,536	10,620	10,704	10,705
2018				1,310	8,067	13,406	13,927	14,536	14,781	14,971
2019					1,288	8,049	10,717	12,392	14,064	15,183
2020						1,018	2,499	4,022	6,921	9,875
2021							388	856	2,916	4,740
2022								224	3,209	8,633
2023									517	9,375
2024										2,686
Total										$93,045
All outstanding liabilities before 2015, net of reinsurance										—
Reserve for losses and LAE, net of reinsurance										$273,552

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the mortgage insurance reserve for losses and LAE at December 31, 2024:

(In thousands)	December 31, 2024
Reserve for losses and LAE, net of reinsurance	$273,552
Reinsurance recoverables on unpaid claims	36,655
Total gross reserve for losses and LAE	$310,207
The above table excludes title insurance reserves as of December 31, 2024, which were $18.7 million.
For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2024 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7	8	9	10

Average Payout	10%	42%	28%	10%	7%	2%	1%	0%	0%	0%

Note 7. Debt Obligations
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
On July 1, 2024, concurrently with the closing of the Offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of its Existing Credit Agreement, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective, amending and restating the Existing Credit Facility. Under the Revolving Credit Agreement, the Refinancing Agreement Revolving Lenders (as defined therein) agreed to provide the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Company with a five-year unsecured revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”). A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate at December 31, 2024 was 0.225%. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders.
The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.7 million and deferred issuance costs of $4.4 million as of December 31, 2024. Included in interest expense in the consolidated statement of comprehensive income for the year ended December 31, 2024 is a $3.2 million loss on debt extinguishment for the write-off of unamortized debt issuance costs on the Existing Credit Facility borrowings repaid on July 1, 2024. Our Credit facility borrowings as of December 31, 2023 are presented net of unamortized deferred costs of $3.1 million.
Note 8. Commitments and Contingencies
Obligations under Guarantees
Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For each of the years ended December 31, 2024 and 2023, we paid less than $0.1 million related to remedies. As of December 31, 2024, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2024 are not material to our consolidated financial position or results of operations.
In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2024, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.
Commitments
We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to fifteen years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $30.0 million and $32.2 million as of December 31, 2024 and 2023, respectively, are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $36.2 million and $38.0 million as of December 31, 2024 and 2023, respectively, are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $5.9 million, $5.1 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The following table presents lease cost and other lease information as of and for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Lease cost:
Operating lease cost	$5,918	$5,138	$3,908
Short-term lease cost	207	128	—
Sublease income	(213)	(142)	(138)
Total lease cost	$5,912	$5,124	$3,770
Other information:
Weighted average remaining lease term - operating leases	9.4 years	10.6 years	6.9 years
Weighted average discount rate - operating leases	4.6%	4.5%	3.6%

The following table presents a maturity analysis of our lease liabilities as follows at December 31, 2024:

Year Ended December 31 (In thousands)
2025	$5,853
2026	4,698
2027	4,621
2028	4,407
2029	4,320
2030 and thereafter	21,306
Total lease payments to be paid	45,205
Less: Future interest expense	(9,032)
Present value of lease liabilities	$36,173
The maturity analysis of our lease liabilities shown above have not been reduced by minimum sublease rental income of $0.2 million due in 2025 under the non-cancelable sublease.
Contingencies
Our title operations may occasionally be named as a defendant in claims concerning alleged errors or omissions pertaining to the issuance of title policies or the performance of escrow services. The Company assesses pending and threatened claims to determine whether losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. The Company maintains a reserve for potential losses related to title research and the related title policies sold by the Company as the agent. This reserve is subjective and is based on known claims and claims incurred but not yet reported to the Company. The Company monitors the claims reserve for adequacy on a quarterly basis. As of December 31, 2024 the Company had recorded a claims reserve on the Consolidated Balance Sheet of $3.2 million, which is included in other accrued liabilities.
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Dividends
The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2024	2023	2022
March 31	$0.28	$0.25	$0.20
June 30	0.28	0.25	0.21
September 30	0.28	0.25	0.22
December 31	0.28	0.25	0.23
Total dividends per common share declared and paid	$1.12	$1.00	$0.86
In February 2025, the Board of Directors declared a quarterly cash dividend of $0.31 per common share payable on March 24, 2025, to shareholders of record on March 14, 2025.
Share Repurchase Plan
During the year ended December 31, 2022, the Company repurchased 2,136,961 common shares at a cost of $92.2 million, completing the $250 million share repurchase plan approved by the Board of Directors in May 2021. In May 2022, the Board of Directors approved a new share repurchase plan that authorized the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. The Company made no share repurchases under the 2022 plan during the year ended December 31, 2022 and repurchased 1,535,368 common shares at a cost of $65.6 million in the year ended December 31, 2023. In October 2023, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. During the year ended December 31, 2024, the Company repurchased 1,859,695 common shares at a cost of $102.7 million. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2024 and 2023. In February 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2026.
Note 10. Stock-Based Compensation
In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle the holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan. As of December 31, 2024, there were 3.3 million common shares available for future grant under the 2013 Plan.
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The portion of the nonvested performance-based share awards that will be earned based upon the achievement of compounded annual book value per share growth is as follows:

	2020 Performance-Based Grants		2019 Performance-Based Grants
Performance level	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned	Compounded Annual Book Value Per Share Growth	Nonvested Common Shares Earned
	<13%	0%	<14%	0%
Threshold	13%	10%	14%	10%
	14%	35%	15%	35%
	15%	60%	16%	60%
	16%	85%	17%	85%
Maximum	≥17%	100%	≥18%	100%

In the event that the compounded annual book value per share growth falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown. The compounded annual book value per share growth for each of the 2019 and 2020 performance-based grants exceeded the maximum performance level and have vested at 100%.
In each the years 2021 through 2024, certain members of senior management were granted nonvested common shares and units under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards and units granted vest in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards and units granted vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2021, 2022, 2023 and 2024, respectively and vest(ed) on March 1, 2024, 2025, 2026 and 2027, respectively. Shares and units were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards and units that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2021 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	14% "Target"	100%	150%	200%
	12%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	6%	0%	50%	100%

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2022 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	13% "Target"	100%	150%	200%
	11%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	5%	0%	50%	100%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2023 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	10% "Target"	100%	150%	200%
	9%	75%	125%	175%
	8%	50%	100%	150%
	6%	25%	75%	125%
	5%	0%	50%	100%

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2024 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	12% "Target"	100%	150%	200%
	11%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	7%	0%	50%	100%

Certain time-and-performance based share awards and units granted in 2022 and subsequent periods include retirement provisions under which the service requirements are considered satisfied when the employee with a required minimum years of continuous service reaches the eligible retirement age. Under these provisions, stock-based compensation is expensed from the grant date through the date that the employee will satisfy these conditions.
In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above for the 2024, 2023, 2022 or 2021 performance-based share awards, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.
Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in 2024, 2023, 2022 and 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.
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
In connection with our incentive program covering bonus awards for performance years 2019 through 2023, in February following each performance year, time-based share units were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.
In May of each year, 2021 through 2024, time-based share units were granted to non-employee directors that vest one year from the date of grant.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The following tables summarize nonvested common share, nonvested common share unit and DEU activity for the year ended December 31:

	2024
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	844	$14.29	149	$44.40	24	$13.23	700	$42.46	57	$44.00
Granted	244	21.84	53	53.87	43	22.46	307	53.40	36	57.91
Vested	(167)	15.64	(75)	44.50	—	—	(209)	41.50	(20)	44.01
Forfeited	(84)	15.64	—	—	—	—	(35)	48.20	(6)	44.35
Outstanding at end of year	837	$16.09	127	$48.27	67	$19.15	763	$46.88	67	$51.25

	2023
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	647	$20.99	138	$45.94	5	$15.35	345	$45.95	37	$40.86
Granted	300	12.66	75	43.51	19	12.66	548	41.78	37	40.55
Vested	(103)	51.52	(64)	46.65	—	—	(177)	47.43	(16)	40.38
Forfeited	—	—	—	—	—	—	(16)	39.12	(1)	42.13
Outstanding at end of year	844	$14.29	149	$44.40	24	$13.23	700	$42.46	57	$44.00

	2022
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	500	$31.29	140	$45.31	—	$—	461	$47.94	28	$41.75
Granted	308	14.83	87	46.15	10	15.35	151	44.34	25	40.28
Vested	(139)	45.32	(86)	45.07	—	—	(192)	47.53	(14)	41.29
Forfeited	(22)	15.45	(3)	46.91	(5)	15.35	(75)	50.85	(2)	42.70
Outstanding at end of year	647	$20.99	138	$45.94	5	$15.35	345	$45.95	37	$40.86

The total fair value of nonvested shares, share units or DEUs that vested was $25.4 million, $15.3 million and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $26.1

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2024 and we expect to recognize the expense over a weighted average period of 2.4.

In connection with our incentive program covering bonus awards for performance year 2024, in February 2025, 61,404 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2025, 289,033 nonvested common shares and 79,192 nonvested common share units were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 163,812, 119,334 and 133,011 in 2024, 2023 and 2022, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2024 and 2023.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units were as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Compensation expense	$24,778	$18,446	$18,381
Income tax benefit	4,948	3,660	3,636
Note 11. Dividends Restrictions
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2024, Essent Guaranty had unassigned surplus of approximately $396.6 million. As of January 1, 2025, Essent Guaranty has dividend capacity of $396.6 million.
During the year ended December 31, 2024, 2023 and 2022, Essent Guaranty paid to its parent, Essent Holdings, dividends totaling $165.5 million, $295.0 million and $315.0 million, respectively. During the year ended December 31, 2023, Essent PA paid to its parent, Essent Holdings, dividends totaling $5 million, Essent PA did not pay a dividend in 2024 or 2022.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2024, Essent Re had total equity of $1.8 billion. During the year ended December 31, 2024 and 2023, Essent Re paid to its parent, Essent Group, dividends totaling $300 million and $60 million, respectively. As of January 1, 2025, Essent Re has dividend capacity of $441.9 million.
During the year ended December 31, 2024 and 2023 Essent Holdings contributed $24.5 million and $38.1 million, respectively, of capital to its Title insurance subsidiary.
At December 31, 2024, our insurance subsidiaries were in compliance with these rules, regulations and agreements.
Note 12. Income Taxes
For the year ended December 31, 2024, the statutory income tax rates of the countries where the Company does business are 21% in the United States and 0.0% in Bermuda. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Income tax expense which is generated in the U.S. consists of the following components for the years ended December 31:

(In thousands)	2024	2023	2022
Current	$93,914	$139,859	$98,666
Deferred	32,174	(13,246)	58,168
Total income tax expense	$126,088	$126,613	$156,834
For the year ended December 31, 2024, pre-tax income attributable to Bermuda and U.S. operations was $277.0 million and $578.5 million, respectively, as compared to $268.8 million and $554.2 million, respectively, for the year ended December 31, 2023 and $282.5 million and $705.6 million, respectively, for the year ended December 31, 2022.
Income tax expense is different from that which would be obtained by applying the applicable statutory income tax rates to income before taxes by jurisdiction as of December 31, 2024 (i.e. U.S. 21%; Bermuda 0.0%). The reconciliation of the difference between income tax expense and the expected tax provision at the weighted average tax rate was as follows for the years ended December 31:

	2024		2023		2022
($ in thousands)	$	% of pretax income	$	% of pretax income	$	% of pretax income
Tax provision at weighted average statutory rates	$121,227	14.2%	$116,389	14.1%	$148,176	15.0%
State taxes, net of federal benefit	4,478	0.5	4,872	0.6	6,306	0.6
Non-deductible expenses	3,542	0.4	4,501	0.5	4,041	0.4
Tax exempt interest, net of proration	(1,357)	(0.2)	(1,551)	(0.2)	(1,463)	(0.1)
Excess tax (benefit) deficit from stock-based compensation	(668)	(0.1)	145	—	75	—
Other	(1,134)	(0.1)	2,257	0.4	(301)	0.0
Total income tax expense	$126,088	14.7%	$126,613	15.4%	$156,834	15.9%

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. The net deferred tax liability was comprised of the following at December 31:

(In thousands)	2024	2023
Deferred tax assets	$81,769	$75,864
Deferred tax liabilities	(474,197)	(438,617)
Net deferred tax liability	$(392,428)	$(362,753)

Our net deferred tax liability presented above and on our consolidated balance sheet relates to deferred tax items recognized within the U.S. In addition, we have recorded a deferred tax asset within Bermuda's jurisdiction related to unrealized losses on investment for sale securities in the amount of $5.3 million as of December 31, 2024, which is included in Other Assets in our consolidated balance sheet.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The components of the net deferred tax liability were as follows at December 31:

(In thousands)	2024	2023
Contingency reserves	$(459,555)	$(425,360)
Unrealized (gain) loss on investments	47,725	45,226
Unearned premium reserve	12,318	11,978
Investments in limited partnerships	(12,918)	(11,258)
Accrued expenses	7,521	6,404
Fixed assets	5,445	4,433
Unearned ceding commissions	1,610	2,066
Change in fair market value of derivatives	2,436	1,972
Deferred policy acquisition costs	(1,450)	(1,779)
Nonvested shares	2,807	1,938
Loss reserves	1,295	1,033
Start-up expenditures, net	722	884
Impairments on available-for-sale investment securities	—	38
Prepaid expenses	(255)	(220)
Other	(129)	(108)
Net deferred tax liability	$(392,428)	$(362,753)
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code ("IRC") for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2024, we had net purchases of T&L Bonds in the amount of $19.0 million and had net purchases of T&L Bonds in the amount of $52.2 million during the year ended December 31, 2023. As of December 31, 2024 and 2023, we held $489.6 million and $470.6 million of T&L Bonds, respectively.
In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. For the year ended December 31, 2024, the Company had unrealized losses attributable to its available-for-sale investment securities that if sold would result in capital losses. Accordingly, management considered the ability and intent to hold such available-for-sale securities until recovery. At December 31, 2024 and 2023, after weighing all the evidence, management concluded that it was more likely than not that our ordinary and capital deferred tax assets would be realized.
Under current Bermuda law, our parent company, Essent Group, and its Bermuda subsidiary, Essent Re, are not required to pay any taxes on income and capital gains as of December 31, 2024. On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 ("CIT"). Starting January 1, 2025, the CIT will result in a new 15% corporate income tax on in-scope entities that are resident in Bermuda or that have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The CIT also includes various transitional provisions and elections that we are in the process of evaluating. In particular, we believe that, based on their current structure and operations, our Bermuda companies will be eligible to elect a five-year “limited international presence” exemption under the CIT. We intend to make this election within the timeframe required under Bermuda law, and therefore do not expect the CIT to have a material impact on Essent's effective tax rate until we no longer meet the exemption criteria, or January 1, 2030, the fifth anniversary of the inception date of the tax, whichever may occur sooner. The exemption criteria are subject to interpretation of existing Bermuda law, as well any related new regulations that may be issued by the Government of Bermuda. No assurances can be made that we will continue meeting such criteria for the entire five-year period.
Essent Holdings and its subsidiaries are subject to income taxes imposed by U.S. law and file a U.S. Consolidated Income Tax Return. Should Essent Holdings pay a dividend to its parent company, Essent Irish Intermediate Holdings Limited, withholding taxes at a rate of 5% under the U.S./Ireland tax treaty would likely apply assuming the Company avails itself of Treaty benefits under the U.S./Ireland tax treaty. Absent treaty benefits, the withholding rate on outbound dividends would be 30%. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
intention of remitting these earnings. Similarly, no foreign income taxes have been provided on the unremitted earnings of the Company's U.S. subsidiaries as management has neither the intention of remitting these earnings, nor would any Ireland tax be due, as any Irish tax would be expected to be fully offset by credit for taxes paid to the U.S. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $4.5 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $226.8 million.
Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.
At December 31, 2024 and 2023, the Company had no unrecognized tax benefits. As of December 31, 2024, the U.S. federal income tax returns for the tax years 2020 through 2023 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2024 or December 31, 2023.
Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2024	2023	2022
Net income	$729,403	$696,386	$831,353

Basic weighted average shares outstanding	105,394	106,222	107,205
Dilutive effect of nonvested shares	1,156	907	448
Diluted weighted average shares outstanding	106,550	107,129	107,653

Basic earnings per share	$6.92	$6.56	$7.75
Diluted earnings per share	$6.85	$6.50	$7.72
There were 51,776, 48,087 and 77,759 antidilutive shares for the years ended December 31, 2024, 2023 and 2022, respectively.
Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2024, 2023 and 2022 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period.

	2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants		2021 Performance-Based Grants
As of December 31,	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
2024	100%	50%	174%	87%	168%	84%	(1)	(1)
2023			200%	100%	200%	100%	133%	66%
2022					131%	66%	100%	50%
(1) The 2021 performance based awards vested at 133% relative to target on March 1, 2024.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2024			2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(322,992)	$42,496	$(280,496)	$(443,230)	$60,440	$(382,790)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the year	(33,656)	8,260	(25,396)	113,034	(16,633)	96,401
Less: Reclassification adjustment for losses (gains) included in net income (1)	2,350	(442)	1,908	7,204	(1,311)	5,893
Net unrealized gains (losses) on investments	(31,306)	7,818	(23,488)	120,238	(17,944)	102,294
Other comprehensive gain (loss)	(31,306)	7,818	(23,488)	120,238	(17,944)	102,294
Balance at end of year	$(354,298)	$50,314	$(303,984)	$(322,992)	$42,496	$(280,496)
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
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

December 31, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$547,290	$—	$—	$547,290
U.S. agency securities	—	—	—	—
U.S. agency mortgage-backed securities	—	1,125,436	—	1,125,436
Municipal debt securities	—	583,501	—	583,501
Non-U.S. government securities	—	69,798	—	69,798
Corporate debt securities	—	1,783,046	—	1,783,046
Residential and commercial mortgage securities	—	478,086	—	478,086
Asset-backed securities	—	631,959	—	631,959
Money market funds	657,605	—	—	657,605
Total assets at fair value (1) (2)	$1,204,895	$4,671,826	$—	$5,876,721

December 31, 2023 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$996,382	$—	$—	$996,382
U.S. agency securities	—	7,195	—	7,195
U.S. agency mortgage-backed securities	—	821,346	—	821,346
Municipal debt securities	—	547,258	—	547,258
Non-U.S. government securities	—	67,447	—	67,447
Corporate debt securities	—	1,297,055	—	1,297,055
Residential and commercial mortgage securities	—	517,940	—	517,940
Asset-backed securities	—	564,995	—	564,995
Money market funds	444,121	—	—	444,121
Total assets at fair value (1) (2)	$1,440,503	$3,823,236	$—	$5,263,739
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
Assets and Liabilities Not Carried at Fair Value
Our Senior Notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our Senior Notes was $494.0 million and $510.8 million, respectively, as of December 31, 2024. The fair value of our senior notes is estimated based on quoted market prices.

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

(In thousands)	2024	2023	2022
Essent Guaranty
Statutory net income	$495,516	$431,266	$590,505
Statutory surplus	1,101,894	1,004,104	1,020,034
Contingency reserve liability	2,492,487	2,265,713	2,048,740

Essent PA
Statutory net income	N/A	$(3,055)	$859
Statutory surplus	N/A	54,044	52,609
Contingency reserve liability	N/A	52,244	56,744
Prior to December 31, 2024, Essent Guaranty reinsured that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. On December 31, 2024, Essent Guaranty and Essent PA entered into a commutation and release agreement in which all outstanding risk in force assumed by Essent PA was commuted back to Essent Guaranty in exchange for cash. Upon the commutation and release, Essent PA surrendered its insurance license and is no longer an insurance subsidiary of Essent Group Ltd. as of December 31, 2024.
Net income determined in accordance with statutory accounting practices differs from GAAP. In years presented above, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty and Essent PA relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. As discussed in Note 12, we are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase T&L Bonds. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and Essent PA and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.
At December 31, 2024 and 2023, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their respective regulatory requirements.
Effective December 31, 2015, Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, implemented new coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In 2018, the GSEs released revised PMIERs framework ("PMIERs 2.0") which became effective on March 31, 2019. As of December 31, 2024, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with PMIERs 2.0.
Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2024, Essent Guaranty increased its contingency reserve by $226.8 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%,

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the years ended December 31, 2024 and 2023, Essent Guaranty released contingency reserves of $99.3 million and $56.6 million, respectively, to unassigned funds upon completion of the 120 month holding period.
Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2024 and 2023, all such requirements were met.
Essent Re's statutory capital and surplus was $1.8 billion and $1.9 billion as of December 31, 2024 and 2023, respectively, and statutory net income was $320.2 million and $304.8 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.
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
The acquired businesses contributed revenues of $80.1 million, principally comprised of $66.2 million of net premiums earned and $9.0 million of settlement services revenues, which is included in other income, and pre-tax net losses of $21.5 million to our results for the year ended December 31, 2024. The following unaudited pro forma summary presents consolidated information for Essent as if the business combination had occurred on January 1, 2022.

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
We incurred $4.5 million of acquisition-related costs for the year ended December 31, 2023, respectively, as well as $3 million of acquisition-related costs during 2022. These expenses are included in other underwriting and operating expenses on our consolidated statements of comprehensive income and are reflected in pro forma earnings for year ended December 31, 2022 in the table above.
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

Notes to Consolidated Financial Statements (Continued)

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
Note 18. Segment Reporting
We have one reportable business segment: Mortgage Insurance. Our Mortgage Insurance segment offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. We provide private mortgage insurance on residential first-lien mortgage loans (“U.S. mortgage insurance”) through our U.S. mortgage insurance subsidiary, Essent Guaranty, and also offer other credit risk management solutions, including contract underwriting, to our customers. Through our Bermuda-based reinsurance subsidiary, Essent Re, we reinsure U.S. mortgage risk primarily through the GSE credit risk transfer market (“GSE and other risk share”) and provide underwriting consulting services to third-party reinsurers. Our U.S. mortgage insurance business and GSE and other risk share business each represent operating segments that we have aggregated as one reportable segment based on their shared economic characteristics and the similarities between the two operating segments.
In addition, our "Corporate & Other" category is used to reconcile our reportable segment to consolidated results and includes business activities associated with our title insurance operations, income and losses from holding company treasury operations, as well as general corporate operating expenses not attributable to our operating segments. Our title insurance operations are an operating segment that does not meet the quantitative thresholds of a separate reportable segment.
We allocate corporate management and support expenses to operating segments based on their percentage of total operating segment revenues, which approximates the estimated percentage of management time and resources spent on each operating segment. We view our borrowings as holding company capital and liquidity and as such, all interest expense is included in Corporate & Other.
Our senior management team, including our President & Chief Executive Officer (Essent's chief operating decision maker or "CODM"), uses income (loss) before income taxes as the primary measure to evaluate the financial performance of the operating segments and to allocate resources to those segments, including capital allocations and assessing headcount. The CODM also assesses the profitability of our Mortgage Insurance segment through analysis of the loss ratio, expense ratio and combined ratio. We do not manage our segments by assets.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Segment Information: Profit & Loss
The following tables reconcile the components of reportable segment profit and loss to consolidated profit and loss. Within the tables, we have disclosed significant segment expenses at a level of disaggregation that coincides with what is regularly provided to the CODM. Other underwriting and operating expenses in the Mortgage Insurance segment include software, professional fees, travel, and occupancy costs. The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We do not have inter-segment transactions.

	Year Ended December 31, 2024
(In thousands)	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$924,676	$66,206	$990,882
Net investment income	183,341	38,729	222,070
Realized investment (losses) gains, net	(2,343)	(7)	(2,350)
Income (loss) from other invested assets	7,171	204	7,375
Other income	14,152	10,775	24,927
Total revenues	1,126,997	115,907	1,242,904

Losses and expenses:
Provision (benefit) for losses and LAE	75,182	6,038	81,220

Compensation and benefits	72,156	64,236	136,392
Premium and other taxes	23,007	1,497	24,504
Ceding commission	(24,248)	—	(24,248)
Other underwriting and operating expenses	44,829	89,397	134,226
Net operating expenses before allocations	115,744	155,130	270,874
Corporate expense allocations	43,787	(43,787)	—
Operating expenses after allocations	159,531	111,343	270,874
Interest expense	—	35,319	35,319
Income (loss) before income taxes	$892,284	$(36,793)	$855,491

Loss ratio (1)	8.1%
Expense ratio (2)	17.3%
Combined ratio	25.4%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
(In thousands)	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$878,937	$37,969	$916,906
Net investment income	159,868	26,271	186,139
Realized investment (losses) gains, net	(6,392)	(812)	(7,204)
Income (loss) from other invested assets	(490)	(10,628)	(11,118)
Other income	20,692	4,344	25,036
Total revenues	1,052,615	57,144	1,109,759

Losses and expenses:
Provision (benefit) for losses and LAE	30,120	1,422	31,542

Compensation and benefits	68,996	45,902	114,898
Premium and other taxes	22,544	(376)	22,168
Ceding commission	(21,326)	—	(21,326)
Other underwriting and operating expenses	44,968	64,373	109,341
Net operating expenses before allocations	115,182	109,899	225,081
Corporate expense allocations	47,274	(47,274)	—
Operating expenses after allocations	162,456	62,625	225,081
Interest expense	—	30,137	30,137
Income (loss) before income taxes	$860,039	$(37,040)	$822,999

Loss ratio (1)	3.4%
Expense ratio (2)	18.5%
Combined ratio	21.9%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
Summary of Profit & Loss (In thousands)	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$842,527	$—	$842,527
Net investment income	112,285	12,124	124,409
Realized investment (losses) gains, net	(1,829)	(11,343)	(13,172)
Income (loss) from other invested assets	33,142	(4,466)	28,676
Other income	18,384	—	18,384
Total revenues	1,004,509	(3,685)	1,000,824

Losses and expenses:
Provision (benefit) for losses and LAE	(174,704)	—	(174,704)

Compensation and benefits	66,410	33,892	100,302
Premium and other taxes	20,977	—	20,977
Ceding commission	(17,516)	—	(17,516)
Other underwriting and operating expenses	41,634	26,336	67,970
Net operating expenses before allocations	111,505	60,228	171,733
Corporate expense allocations	48,100	(48,100)	—
Operating expenses after allocations	159,605	12,128	171,733
Interest expense	—	15,608	15,608
Income (loss) before income tax expense	$1,019,608	$(31,421)	$988,187

Loss ratio (1)	(20.7)%
Expense ratio (2)	18.9%
Combined ratio	(1.8)%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2024

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,704,937	$1,566,307	$1,566,307
States, municipalities and political subdivisions	631,015	583,501	583,501
Residential and commercial mortgage securities	519,613	478,086	478,086
Asset-backed securities	642,395	631,959	631,959
Foreign government and agency securities	81,631	69,798	69,798
All other corporate bonds	1,887,647	1,783,046	1,783,046
Total fixed maturities	5,467,238	5,112,697	5,112,697
Short-term investments	763,780	764,024	764,024
Other invested assets	303,900	303,900	303,900
Total investments	$6,534,918	$6,180,621	$6,180,621

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2024	2023
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2024 — $158,953; 2023 — $94,221)	$151,600	$86,558
Short-term investments available for sale, at fair value (amortized cost: 2024 — $158,242; 2023 — $81,993)	158,242	81,992
Total investments available for sale	309,842	168,550
Other invested assets	—	2,166
Cash	2,267	4,073
Due from affiliates	2,517	1,487
Investment in consolidated subsidiaries	5,792,965	5,346,888
Other assets	6,631	4,283
Total Assets	$6,114,222	$5,527,447

Liabilities and stockholders' equity
Liabilities
Due to affiliates	$—	$415
Senior notes due 2029, net	493,959	—
Credit facility borrowings, net	—	421,920
Other accrued liabilities	16,605	2,562
Total liabilities	510,564	424,897
Commitments and contingencies
Stockholders' Equity
Common shares	1,575	1,599
Additional paid-in capital	1,214,956	1,299,869
Accumulated other comprehensive loss	(303,984)	(280,496)
Retained earnings	4,691,111	4,081,578
Total stockholders' equity	5,603,658	5,102,550
Total liabilities and stockholders' equity	$6,114,222	$5,527,447

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Net investment income	$9,030	$5,663	$6,433
Realized investment losses, net	(2)	(11,722)	(12,170)
Loss from other invested assets	(2,336)	—	—
Administrative service fees from subsidiaries	830	710	642
Total revenues	7,522	(5,349)	(5,095)
Expenses:
Administrative service fees to subsidiaries	4,717	3,738	3,908
Other operating expenses	8,046	7,010	7,614
Interest expense	35,319	30,137	15,609
Total expenses	48,082	40,885	27,131
Loss before income taxes and equity in undistributed net income in subsidiaries	(40,560)	(46,234)	(32,226)
Income tax expense (benefit)	—	(181)	—
Loss before equity in undistributed net income of subsidiaries	(40,560)	(46,053)	(32,226)
Equity in undistributed net income of subsidiaries	769,963	742,439	863,579
Net income	$729,403	$696,386	$831,353
Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $(7,818) in 2024, $17,944 in 2023 and $(75,013) in 2022	(23,488)	102,294	(433,497)
Total other comprehensive income (loss)	(23,488)	102,294	(433,497)
Comprehensive income	$705,915	$798,680	$397,856

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating Activities
Net income	$729,403	$696,386	$831,353
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(769,963)	(742,439)	(863,579)
Loss on the sale of investments, net	2	11,722	12,170
Loss from other invested assets	2,336	—	—
Dividends from subsidiaries	300,000	60,000	—
Stock-based compensation expense	1,134	1,000	927
Amortization of premium on investment securities	129	324	800
Deferred income taxes	—	(181)	—
Changes in assets and liabilities:
Other assets	889	816	1,775
Other accrued liabilities	40,289	18,365	19,232
Net cash provided by operating activities	304,219	45,993	2,678
Investing Activities
Net change in short-term investments	(76,250)	(14,370)	94,988
Purchase of investments available for sale	(106,653)	(9,860)	(157,468)
Proceeds from maturities and paydowns of investments available for sale	33,515	24,787	81,351
Proceeds from sales of investments available for sale	8,276	128,249	164,733
Net cash (used in) provided by investing activities	(141,112)	128,806	183,604
Financing Activities
Issuance of senior notes	498,160	—	—
Credit facility repayments	(425,000)	—	—
Treasury stock acquired	(111,542)	(70,670)	(97,914)
Payment of debt issuance costs	(8,488)	—	(154)
Dividends paid	(118,043)	(106,215)	(92,128)
Net cash used in financing activities	(164,913)	(176,885)	(190,196)
Net decrease in cash	(1,806)	(2,086)	(3,914)
Cash at beginning of year	4,073	6,159	10,073
Cash at end of year	$2,267	$4,073	$6,159

Supplemental Disclosure of Cash Flow Information
Interest payments	$(17,196)	$(28,574)	$(13,595)

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
Note B
Under the insurance laws of the Commonwealth of Pennsylvania, insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2024, Essent Guaranty had unassigned surplus of approximately $396.6 million. As of January 1, 2025, Essent Guaranty has dividend capacity of $396.6 million.
During the years ended December 31, 2024 and 2023, the Parent Company received dividends from Essent Re totaling $300 million and $60.0 million, respectively. As of January 1, 2025, Essent Re has dividend capacity of $441.9 million. During the year ended December 31, 2022, the Parent Company did not receive any dividends from its subsidiaries.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2024, 2023 and 2022

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2024	1,122,905	(132,023)	—	990,882	0.0%
2023	1,051,405	(134,499)	—	916,906	0.0%
2022	950,200	(107,673)	—	842,527	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report.
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
Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 105b5-1 Trading Plans.
On September 5, 2024, Mark Casale, the Company’s President and Chief Executive Officer, entered into a 10b5-1 sales plan (the “Casale Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. On December 2. 2024, Mr. Casale terminated the Casale Plan in its entirety. No shares were sold under the Casale Plan prior to its termination.
On December 14, 2024, Mary Gibbons, the Company’s Senior Vice President and Chief Legal Officer, entered into a 10b5-1 sales plan (the “Gibbons Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Gibbons Sales Plan provides for the sale of up to an aggregate of 26,610 shares of the Company’s common stock beneficially owned by Ms. Gibbons during the term of the Gibbons Sales Plan and will be in effect until the earlier of (1) December 31, 2025 and (2) the date on which an aggregate of 26,610 shares of the Company’s common stock have been sold under the Gibbons Sales Plan.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2025 Annual General Meeting of Shareholders.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2025 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2025 Annual General Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2025 Annual General Meeting of Shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2024, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	897,158	(1)	(2)	3,300,041	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	897,158		—	3,300,041
_______________________________________________________________________________
(1)All of these shares are subject to outstanding restricted common share unit awards. This number does not include 964,347 shares that are subject to then-outstanding, but unvested, restricted common share awards because those securities have been subtracted from the number of securities remaining available for future issuance under column (c).
(2)Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted common share units.
(3)All of the shares that remained available for future issuance as of December 31, 2024 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 2, 2023 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 6,115,530 common shares are reserved and available for delivery under the 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2025 Annual General Meeting of Shareholders.
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
3.    Exhibits.

Exhibit No.		Description
3.1		Memorandum of Association (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of February 18, 2009 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
3.2.1		Certificate of Deposit of Memorandum of Increase of Share Capital, dated as of October 3, 2013 (incorporated herein by reference to Exhibit 3.2.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
3.3		Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.3 of the Form 10-K (File No. 001-36157) filed on March 10, 2014)
4.1		Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No.3 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 21, 2013)
4.2		Third Amended and Restated Registration Rights Agreement, dated as of November 11, 2014, among Essent Group Ltd. and the shareholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q (File No. 001-36157) filed on November 14, 2014)
4.3		Description of Securities (incorporated herein by reference to Exhibit 4.3 of the Form 10-K (File No. 001-36157) filed on February 17, 2023)
4.4		Senior Indenture dated as of July 1, 2024 between Essent Group Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36157) filed on July 1, 2024)
4.5
First Supplemental Indenture dated as of July 1, 2024 between Essent Group Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36157) filed on July 1, 2024)

4.6		Form of 6.250% Senior Notes due 2029 (included as Exhibit A to the First Supplemental Indenture in Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36157) filed on July 1, 2024)
10.1		Asset Purchase Agreement, dated as of October 7, 2009, between Essent Guaranty, Inc. and Triad Guaranty Insurance Corporation (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.2	†	Leadership Bonus Program (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 29, 2016)
10.3	†
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
10.16
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

19.1	*	Insider Trading Policy of Essent Group Ltd.
21.1	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Essent Group Ltd. Policy for the Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 16, 2024)

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
ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 18th day of February, 2025.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 18, 2025
Mark A. Casale

/s/ DAVID B. WEINSTOCK	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025
David B. Weinstock

/s/ ADITYA DUTT	Director	February 18, 2025
Aditya Dutt

/s/ ROBERT GLANVILLE	Director	February 18, 2025
Robert Glanville

/s/ ANGELA HEISE	Director	February 18, 2025
Angela Heise

/s/ HENNA KARNA	Director	February 18, 2025
Henna Karna

/s/ ROY J. KASMAR	Director	February 18, 2025
Roy J. Kasmar

/s/ ALLAN LEVINE	Director	February 18, 2025
Allan Levine

/s/ DOUGLAS J. PAULS	Director	February 18, 2025
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 18, 2025
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