Form 10-Q
period 2025-03-31
Essent Group Ltd.
filed 2025-05-09
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of April 30, 2025 was 101,401,546.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2025	2024
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2025 — $5,616,705; 2024 — $5,467,238)	$5,345,409	$5,112,697
Short-term investments available for sale, at fair value (amortized cost: 2025 — $536,919; 2024 — $763,780)	536,950	764,024
Total investments available for sale	5,882,359	5,876,721
Other invested assets	321,858	303,900
Total investments	6,204,217	6,180,621
Cash	208,066	131,480
Accrued investment income	42,296	43,732
Accounts receivable	53,127	55,564
Deferred policy acquisition costs	9,663	9,653
Property and equipment (at cost, less accumulated depreciation of $73,293 in 2025 and $72,270 in 2024)	43,214	41,871
Prepaid federal income tax	487,356	489,600
Goodwill and acquired intangible assets, net	79,206	79,556
Other assets	77,566	79,572
Total assets	$7,204,711	$7,111,649

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$356,653	$328,866
Unearned premium reserve	108,406	115,983
Net deferred tax liability	414,772	392,428
Senior Notes due 2029, net	494,294	493,959
Other liabilities	171,280	176,755
Total liabilities	1,545,405	1,507,991
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 102,495 shares in 2025 and 105,015 shares in 2024	1,537	1,575
Additional paid-in capital	1,055,340	1,214,956
Accumulated other comprehensive loss	(232,246)	(303,984)
Retained earnings	4,834,675	4,691,111
Total stockholders’ equity	5,659,306	5,603,658
Total liabilities and stockholders’ equity	$7,204,711	$7,111,649

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Revenues:
Net premiums written	$238,271	$238,540
Decrease in unearned premiums	7,577	7,050
Net premiums earned	245,848	245,590
Net investment income	58,210	52,085
Realized investment losses, net	(181)	(1,140)
Income (loss) from other invested assets	7,408	(1,915)
Other income	6,273	3,737
Total revenues	317,558	298,357

Losses and expenses:
Provision for losses and LAE	31,287	9,913
Other underwriting and operating expenses	71,124	66,840
Interest expense	8,148	7,862
Total losses and expenses	110,559	84,615

Income before income taxes	206,999	213,742
Income tax expense	31,566	32,023
Net income	$175,433	$181,719

Earnings per share:
Basic	$1.71	$1.72
Diluted	1.69	1.70

Weighted average shares outstanding:
Basic	102,881	105,697
Diluted	103,946	106,770

Net income	$175,433	$181,719

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $11,295 and ($3,122) in the three months ended March 31, 2025 and 2024, respectively.	71,738	(21,766)
Total other comprehensive income (loss)	71,738	(21,766)
Comprehensive income	$247,171	$159,953

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Common Shares
Balance, beginning of period	$1,575	$1,599
Issuance of management incentive shares	8	7
Forfeiture of management incentive shares	(1)	(1)
Cancellation of treasury stock	(45)	(4)
Balance, end of period	1,537	1,601
Additional Paid-In Capital
Balance, beginning of period	1,214,956	1,299,869
Dividends and dividend equivalents declared	205	289
Issuance of management incentive shares	(8)	(7)
Forfeiture of management incentive shares	1	1
Stock-based compensation expense	8,992	6,820
Cancellation of treasury stock	(168,806)	(13,548)
Balance, end of period	1,055,340	1,293,424
Accumulated Other Comprehensive Loss
Balance, beginning of period	(303,984)	(280,496)
Other comprehensive income (loss)	71,738	(21,766)
Balance, end of period	(232,246)	(302,262)
Retained Earnings
Balance, beginning of period	4,691,111	4,081,578
Net income	175,433	181,719
Dividends and dividend equivalents declared	(31,869)	(29,906)
Balance, end of period	4,834,675	4,233,391
Treasury Stock
Balance, beginning of period	—	—
Treasury stock acquired	(168,850)	(13,552)
Cancellation of treasury stock	168,850	13,552
Balance, end of period	—	—
Total Stockholders' Equity	$5,659,306	$5,226,154

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating Activities
Net income	$175,433	$181,719
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	181	1,140
(Income) loss from other invested assets	(7,408)	1,915
Distribution of income from other invested assets	2,081	1,806
Depreciation and amortization	1,373	1,390
Stock-based compensation expense	8,992	6,820
Amortization of premium on investment securities	3,999	4,544
Deferred income tax provision	11,050	9,324
Change in:
Accrued investment income	1,436	(128)
Accounts receivable	2,436	(695)
Deferred policy acquisition costs	(10)	159
Prepaid federal income tax	2,244	3,463
Other assets	(3,698)	(3,882)
Reserve for losses and LAE	27,787	7,229
Unearned premium reserve	(7,577)	(7,050)
Other accrued liabilities	3,248	9,181
Net cash provided by operating activities	221,567	216,935

Investing Activities
Net change in short-term investments	227,073	(268,106)
Purchase of investments available for sale	(349,690)	(63,092)
Proceeds from maturity and paydowns of investments available for sale	188,747	113,323
Proceeds from sales of investments available for sale	2,255	77,182
Purchase of other invested assets	(12,701)	(6,348)
Return of investment from other invested assets	70	227
Purchase of property and equipment	(221)	(4,484)
Net cash provided by (used in) investing activities	55,533	(151,298)

Financing Activities
Treasury stock acquired	(168,850)	(13,552)
Dividends paid	(31,664)	(29,617)
Net cash used in financing activities	(200,514)	(43,169)

Net increase in cash	76,586	22,468
Cash at beginning of year	131,480	141,787
Cash at end of period	$208,066	$164,255

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(4,593)	$621
Interest payments	(15,625)	(7,610)

Noncash Transactions
Lease liabilities arising from obtaining right-of-use assets	$3,497	$—

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
As a result of our acquisitions of Agents National Title Insurance Company (renamed Essent Title Insurance, Inc. effective January 1, 2025) and Boston National Holdings LLC on July 1, 2023, we now offer title insurance products and title and settlement services. Our title insurance operations are headquartered in Radnor, Pennsylvania, with additional locations in Charlotte, North Carolina, Columbia, Missouri and Pittsburgh, Pennsylvania.
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
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024, which discloses the principles of

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2025 prior to the issuance of these condensed consolidated financial statements.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the ASU will have on our consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2025 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$554,597	$1,068	$(10,403)	$545,262
U.S. agency mortgage-backed securities	1,254,479	2,577	(91,413)	1,165,643
Municipal debt securities (1)	634,161	1,606	(43,206)	592,561
Non-U.S. government securities	72,338	—	(10,468)	61,870
Corporate debt securities (2)	1,945,158	3,812	(81,479)	1,867,491
Residential and commercial mortgage securities	505,931	498	(35,948)	470,481
Asset-backed securities	754,428	1,560	(9,469)	746,519
Money market funds	432,532	—	—	432,532
Total investments available for sale	$6,153,624	$11,121	$(282,386)	$5,882,359

December 31, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$561,853	$325	$(14,888)	$547,290
U.S. agency mortgage-backed securities	1,249,259	42	(123,865)	1,125,436
Municipal debt securities (1)	631,015	1,596	(49,110)	583,501
Non-U.S. government securities	81,631	—	(11,833)	69,798
Corporate debt securities (2)	1,887,647	1,064	(105,665)	1,783,046
Residential and commercial mortgage securities	519,613	527	(42,054)	478,086
Asset-backed securities	642,395	601	(11,037)	631,959
Money market funds	657,605	—	—	657,605
Total investments available for sale	$6,231,018	$4,155	$(358,452)	$5,876,721

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	83.7%	83.3%
General obligation bonds	16.3	16.7
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	41.7%	41.8%
Consumer, non-cyclical	15.5	15.1
Utilities	8.6	8.7
Industrial	8.4	8.2
Technology	6.5	6.4
Consumer, cyclical	6.2	6.3
Communications	5.5	5.7
Energy	4.9	5.1
Basic Materials	2.7	2.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$245,299	$244,122
Due after 1 but within 5 years	273,066	268,123
Due after 5 but within 10 years	21,754	20,207
Due after 10 years	14,478	12,810
Subtotal	554,597	545,262
Municipal debt securities:
Due in 1 year	31,146	31,022
Due after 1 but within 5 years	169,668	163,972
Due after 5 but within 10 years	302,786	281,001
Due after 10 years	130,561	116,566
Subtotal	634,161	592,561
Non-U.S. government securities:
Due in 1 year	460	455
Due after 1 but within 5 years	32,019	31,168
Due after 5 but within 10 years	16,581	13,348
Due after 10 years	23,278	16,899
Subtotal	72,338	61,870
Corporate debt securities:
Due in 1 year	207,925	206,923
Due after 1 but within 5 years	630,168	608,427
Due after 5 but within 10 years	999,926	968,511
Due after 10 years	107,139	83,630
Subtotal	1,945,158	1,867,491
U.S. agency mortgage-backed securities	1,254,479	1,165,643
Residential and commercial mortgage securities	505,931	470,481
Asset-backed securities	754,428	746,519
Money market funds	432,532	432,532
Total investments available for sale	$6,153,624	$5,882,359

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Realized gross gains	$—	$3
Realized gross losses	(181)	(1,143)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2025 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$63,222	$(196)	$278,244	$(10,207)	$341,466	$(10,403)
U.S. agency mortgage-backed securities	306,077	(4,678)	604,998	(86,735)	911,075	(91,413)
Municipal debt securities	185,865	(4,408)	287,275	(38,798)	473,140	(43,206)
Non-U.S. government securities	—	—	61,870	(10,468)	61,870	(10,468)
Corporate debt securities	762,984	(13,455)	665,362	(68,024)	1,428,346	(81,479)
Residential and commercial mortgage securities	29,793	(569)	410,962	(35,379)	440,755	(35,948)
Asset-backed securities	231,532	(2,071)	145,933	(7,398)	377,465	(9,469)
Total	$1,579,473	$(25,377)	$2,454,644	$(257,009)	$4,034,117	$(282,386)

	Less than 12 months		12 months or more		Total
December 31, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$141,789	$(1,620)	$279,143	$(13,268)	$420,932	$(14,888)
U.S. agency mortgage-backed securities	476,695	(13,028)	629,036	(110,837)	1,105,731	(123,865)
Municipal debt securities	204,810	(5,688)	282,312	(43,422)	487,122	(49,110)
Non-U.S. government securities	4,146	(262)	65,652	(11,571)	69,798	(11,833)
Corporate debt securities	898,449	(25,547)	725,148	(80,118)	1,623,597	(105,665)
Residential and commercial mortgage securities	39,931	(1,168)	421,891	(40,886)	461,822	(42,054)
Asset-backed securities	188,475	(2,701)	164,683	(8,336)	353,158	(11,037)
Total	$1,954,295	$(50,014)	$2,567,865	$(308,438)	$4,522,160	$(358,452)

At March 31, 2025 and December 31, 2024, we held 2,294 and 2,481 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at March 31, 2025 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 99% of the securities at March 31, 2025 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments recorded in the three months ended March 31, 2025 or 2024.

The Company's other invested assets at March 31, 2025 and December 31, 2024 totaled $321.9 million and $303.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $180.7 million as of March 31, 2025 and $171.7 million as of December 31, 2024. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At March 31, 2025, maximum future

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

funding commitments were $42.3 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.6 million at March 31, 2025 and $9.3 million at December 31, 2024. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at March 31, 2025 and $983.5 million at December 31, 2024. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $5.0 million at March 31, 2025 and $9.3 million at December 31, 2024.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2025	2024
Fixed maturities	$52,485	$46,288
Short-term investments	7,475	7,143
Gross investment income	59,960	53,431
Investment expenses	(1,750)	(1,346)
Net investment income	$58,210	$52,085

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net premiums written:
Direct	$272,394	$268,931
Ceded (1)	(34,123)	(30,391)
Net premiums written	$238,271	$238,540

Net premiums earned:
Direct	$279,971	$275,981
Ceded (1)	(34,123)	(30,391)
Net premiums earned	$245,848	$245,590

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of March 31, 2025:

QSR Agreement	Coverage Period	Ceding Percentage
QSR-2019	September 1, 2019 - December 31, 2020	(1)
QSR-2022	January 1, 2022 - December 31, 2022	20%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%
QSR-2024	January 1, 2024 - December 31, 2024	15%
QSR-2025	January 1, 2025 - December 31, 2025	25%
QSR-2026	January 1, 2026 - December 31, 2026	25%

_______________________________________________________________________________
(1)Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.
Total risk in force (RIF) ceded under the QSR agreements was $9.0 billion as of March 31, 2025.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of March 31, 2025:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$22,498,132	$6,194,669	$165,266	$277,360	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	28,457,873	7,936,192	248,077	274,846	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	26,997,277	7,409,659	160,941	298,719	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	27,368,762	7,507,563	250,291	279,930	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	28,317,296	7,832,167	316,494	256,495	September 25, 2029
Total		$133,639,340	$36,880,250	$1,141,069	$1,387,350

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of March 31, 2025:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	$4,334,575	$1,143,163	$76,144	$243,099	February 25, 2026
XOL 2020-1	Jan. 2019 - Aug. 2019	5,525,478	1,461,723	29,152	211,464	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	61,141,314	16,718,151	141,992	494,068	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	35,938,114	9,967,019	36,627	365,476	January 1, 2028
XOL 2024-1	Jan. 2024 - Dec. 2024	39,383,053	10,817,438	58,005	331,456	January 1, 2030
Total		$146,322,534	$40,107,494	$341,920	$1,645,563

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of March 31, 2025:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$165,266	$(5,453)	$18	$(5,435)
Radnor Re 2021-2 Ltd.	248,077	(6,016)	43	(5,973)
Radnor Re 2022-1 Ltd.	160,941	(210)	31	(179)
Radnor Re 2023-1 Ltd.	250,291	145	52	197
Radnor Re 2024-1 Ltd.	316,494	171	82	253
Total	$1,141,069	$(11,363)	$226	$(11,137)

The assets of the Radnor Re entities are the source of reinsurance claim payments to Essent Guaranty and provide capital relief under the PMIERs financial strength requirements (see Note 14). A decline in the assets available to pay claims would reduce the capital relief available to Essent Guaranty.

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

(In thousands)	2025	2024
Reserve for losses and LAE at beginning of period	$328,866	$260,095
Less: Reinsurance recoverables	36,754	24,104
Net reserve for losses and LAE at beginning of period	292,112	235,991
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	49,497	39,396
Prior years	(18,210)	(29,483)
Net incurred losses and LAE during the current period	31,287	9,913
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	51	404
Prior years	7,145	4,846
Net loss and LAE payments during the current period	7,196	5,250
Net reserve for losses and LAE at end of period	316,203	240,654
Plus: Reinsurance recoverables	40,450	26,670
Reserve for losses and LAE at end of period	$356,653	$267,324

For the three months ended March 31, 2025, $7.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been $18.2 million of favorable prior year development during the three months ended March 31, 2025. Reserves remaining as of March 31, 2025 for prior years are $266.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2024, $4.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was $29.5 million of favorable prior year development during the three months ended March 31, 2024. Reserves remaining as of March 31, 2024 for prior years were $201.7 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default at December 31, 2024 included 2,119 defaults that we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies. As of March 31, 2025, the reserves established for the Hurricane Milton and Helene defaults are materially unchanged from December 31, 2024.
In January 2025, several wildfires caused property damage in Southern California. As of January 31, 2025, our insurance in force in areas with Federal Emergency Management Agency ("FEMA") disaster declarations due to these wildfires was less than 0.1% of our total insurance in force. These wildfires have not materially affected our reserves as of March 31, 2025.
The Federal Reserve has increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, the Federal Reserve reduced the target federal funds rate by 100 basis points since September 2024. Mortgage interest rates remain elevated which has reduced home sale activity and may affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated mortgage interest rates on home sale activity, housing inventory and home prices.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

were approximately $495.3 million. The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility described above, and intends to use the remaining net proceeds for general corporate purposes.

On July 1, 2024, concurrently with the closing of the Offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of its Existing Credit Agreement, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Existing Credit Facility. Under the Revolving Credit Agreement, the Refinancing Agreement Revolving Lenders (as defined therein) agreed to provide the Company with a five-year unsecured revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”). A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate at March 31, 2025 was 0.225%. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders.
The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.6 million and $1.7 million and deferred issuance costs of $4.1 million and $4.4 million as of March 31, 2025 and December 31, 2024, respectively.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We made no remedy payments in the three months ended March 31, 2025, and we paid less than $0.1 million in the three months ended March 31, 2024. As of March 31, 2025, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2025 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2025, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2025	2024
March 31	$0.31	$0.28
June 30	—	0.28
September 30	—	0.28
December 31	—	0.28
Total dividends per common share declared and paid	$0.31	$1.12

In May 2025, the Board of Directors declared a quarterly cash dividend of $0.31 per common share payable on June 10, 2025 to shareholders of record on May 30, 2025.

Share Repurchase Plan
In October 2023, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. Through the year ended December 31, 2024, the Company repurchased 1,859,695 common shares at a cost of $102.7 million. In February 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2026. The Company purchased 2,784,621 common shares at a cost of $157.2 million between January 1, 2025 and March 31, 2025. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2025.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of March 31, 2025, there were 3.0 million common shares available for future grant under the 2013 Plan.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the three months ended March 31, 2025:

	2025
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	837	$16.09	127	$48.27	67	$19.15	763	$46.88	67	$51.25
Granted	236	23.00	53	57.11	44	23.00	101	57.48	9	56.74
Vested	(246)	14.83	(67)	47.13	(4)	15.35	(195)	44.23	(26)	49.04
Forfeited	(47)	14.83	—	—	(4)	20.38	(88)	50.33	(6)	50.58
Outstanding at end of year	780	$18.66	113	$53.07	103	$20.92	581	$49.10	44	$53.72

In February 2025, certain members of senior management were granted nonvested common shares under the 2013 Plan that are subject to time-based and performance-based vesting. The time-based share awards granted in February 2025 vest annually in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February 2025 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2025, and they vest on March 1, 2028. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile	≥75th percentile
Three-Year Book Value Per Share CAGR	11%	100%	150%	200%
	10%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	6%	0%	50%	100%

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

In connection with our incentive program covering bonus awards for performance year 2024, in February 2025, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2026, 2027 and 2028.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2023, 2024 and 2025 contain a market condition and

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

were valued based on analysis provided by a third-party valuation firm using a risk-neutral simulation taking into effect the vesting conditions of the grant.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $30.8 million and $22.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $28.0 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2025 and we expect to recognize the expense over a weighted average period of 2.4 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 203,273 in the three months ended March 31, 2025. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2025.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Compensation expense	$8,992	$6,820
Income tax benefit	1,817	1,378

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At March 31, 2025, Essent Guaranty had unassigned surplus of approximately $405.4 million. As of March 31, 2025, Essent Guaranty could pay additional ordinary dividends in 2025 of $405.4 million. In three months ended March 31, 2025 and 2024, Essent Guaranty paid dividends of $65 million and $45 million, respectively, to its parent, Essent US Holdings, Inc.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2025, Essent Re had total equity of $1.8 billion. In the three months ended March 31, 2025 and 2024, Essent Re paid dividends of $100 million and $37.5 million, respectively, to its parent, Essent Group Ltd.

At March 31, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Net income	$175,433	$181,719

Basic weighted average shares outstanding	102,881	105,697
Dilutive effect of nonvested shares	1,065	1,073
Diluted weighted average shares outstanding	103,946	106,770

Basic earnings per share	$1.71	$1.72
Diluted earnings per share	$1.69	$1.70

There were 112,727 and 167,730 antidilutive shares for the three months ended March 31, 2025 and 2024, respectively.

Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2025, 2024 and 2023 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period:

	2025 Performance-Based Grants		2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
March 31, 2025	200%	100%	103%	51.5%	188%	94%	(1)	(1)
March 31, 2024			179%	89.5%	200%	100%	200%	100%
(1) The 2022 performance based awards vested at 168% relative to target on March 1, 2025.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(354,298)	$50,314	$(303,984)	$(322,992)	$42,496	$(280,496)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	82,852	(11,257)	71,595	(26,028)	3,366	(22,662)
Less: Reclassification adjustment for (gains) losses included in net income (1)	181	(38)	143	1,140	(244)	896
Net unrealized gains (losses) on investments	83,033	(11,295)	71,738	(24,888)	3,122	(21,766)
Other comprehensive income (loss)	83,033	(11,295)	71,738	(24,888)	3,122	(21,766)
Balance at end of period	$(271,265)	$39,019	$(232,246)	$(347,880)	$45,618	$(302,262)

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

March 31, 2025 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$545,262	$—	$—	$545,262
U.S. agency mortgage-backed securities	—	1,165,643	—	1,165,643
Municipal debt securities	—	592,561	—	592,561
Non-U.S. government securities	—	61,870	—	61,870
Corporate debt securities	—	1,867,491	—	1,867,491
Residential and commercial mortgage securities	—	470,481	—	470,481
Asset-backed securities	—	746,519	—	746,519
Money market funds	432,532	—	—	432,532
Total assets at fair value (1) (2)	$977,794	$4,904,565	$—	$5,882,359

December 31, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$547,290	$—	$—	$547,290
U.S. agency securities	—	—	—	—
U.S. agency mortgage-backed securities	—	1,125,436	—	1,125,436
Municipal debt securities	—	583,501	—	583,501
Non-U.S. government securities	—	69,798	—	69,798
Corporate debt securities	—	1,783,046	—	1,783,046
Residential and commercial mortgage securities	—	478,086	—	478,086
Asset-backed securities	—	631,959	—	631,959
Money market funds	657,605	—	—	657,605
Total assets at fair value (1) (2)	$1,204,895	$4,671,826	$—	$5,876,721

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Not Carried at Fair Value

Our senior notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our senior notes was $494.3 million and $515.9 million, respectively, as of March 31, 2025. The carrying amount and estimated fair value of our senior notes was $494.0 million and $510.8 million, respectively, as of December 31, 2024. The fair value of our senior notes is estimated based on quoted market prices.

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s statutory net income for the three months ended March 31, 2025 and 2024 as well as statutory surplus and contingency reserve liability at March 31, 2025 and December 31, 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Essent Guaranty
Statutory net income	$116,265	$123,356

	March 31,	December 31,
(In thousands)	2025	2024
Essent Guaranty
Statutory surplus	$1,110,732	$1,101,894
Contingency reserve liability	2,531,642	2,492,487

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

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2025 and 2024, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2025 and December 31, 2024, the statutory capital of Essent Guaranty, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy its regulatory requirements.

Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ending March 31, 2025, and will become fully effective on September 30, 2026. As of March 31, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the three months ended March 31, 2025, Essent Guaranty increased its contingency reserve by $39.2 million. During the three months ended March 31, 2025 and 2024, Essent Guaranty released contingency reserves of $34.9 million and $20.4 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At March 31, 2025, all such requirements were met.

Essent Re's statutory capital and surplus was $1.8 billion as of March 31, 2025 and $1.8 billion as of December 31, 2024. Essent Re's statutory net income was $79.5 million and $82.2 million for the three months ended March 31, 2025 and 2024, respectively. Statutory capital and surplus as of March 31, 2025 and December 31, 2024 and statutory net income in the three months ended March 31, 2025 and 2024 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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
In addition, our "Corporate & Other" category is used to reconcile our reportable segment to consolidated results and includes business activities associated with our title insurance operations, income and losses from holding company treasury operations and general corporate operating expenses not attributable to our operating segments. Our title insurance operations are an operating segment that does not meet the quantitative thresholds of a separate reportable segment.
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
As of March 31, 2025 and December 31, 2024, all goodwill is assigned to our Title operating segment, which is included in our Corporate & Other category. Goodwill was $48.8 million at both March 31, 2025 and December 31, 2024. Goodwill decreased by $0.2 million during the three months ended March 31, 2024 as a result of measurement period adjustments.
Segment Information: Profit & Loss
The following table reconciles the components of reportable segment profit and loss to consolidated profit and loss for the periods presented. Within the tables, we have disclosed significant segment expenses at a level of disaggregation that coincides with what is regularly provided to the CODM. Other underwriting and operating expenses in the Mortgage Insurance segment include software, professional fees, travel, and occupancy costs. The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies in our Form 10-K. We do not have inter-segment transactions.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In thousands)	Mortgage Insurance	Corporate & Other	Consolidated	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$233,630	$12,218	$245,848	$230,306	$15,284	$245,590
Net investment income	47,630	10,580	58,210	44,201	7,884	52,085
Realized investment losses, net	(101)	(80)	(181)	(1,140)	—	(1,140)
Income (loss) from other invested assets	3,209	4,199	7,408	(519)	(1,396)	(1,915)
Other income	4,501	1,772	6,273	1,900	1,837	3,737
Total revenues	288,869	28,689	317,558	274,748	23,609	298,357

Losses and expenses:
Provision (benefit) for losses and LAE	30,722	565	31,287	9,337	576	9,913

Compensation and benefits	19,890	19,802	39,692	18,707	16,002	34,709
Premium and other taxes	5,574	1,329	6,903	5,608	126	5,734
Ceding commission	(6,508)	—	(6,508)	(5,553)	—	(5,553)
Other underwriting and operating expenses	11,637	19,400	31,037	11,465	20,485	31,950
Net operating expenses before allocations	30,593	40,531	71,124	30,227	36,613	66,840
Corporate expense allocations	13,014	(13,014)	—	11,618	(11,618)	—
Operating expenses after allocations	43,607	27,517	71,124	41,845	24,995	66,840
Interest expense	—	8,148	8,148	—	7,862	7,862
Income (loss) before income taxes	$214,540	$(7,541)	$206,999	$223,566	$(9,824)	$213,742

Loss ratio (1)	13.1%			4.1%
Expense ratio (2)	18.7%			18.2%
Combined ratio	31.8%			22.3%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2024 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have one reportable segment: Mortgage Insurance.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written ("NIW") of approximately $9.9 billion and $8.3 billion for the three months ended March 31, 2025 and 2024, respectively. The financial strength ratings of Essent Guaranty are A3 with a positive outlook by Moody’s Investors Service (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best Ratings Services, Inc. ("AM Best").
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and provide underwriting consulting services to third-party reinsurers. As of March 31, 2025, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.2 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by AM Best.
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
We have a highly experienced, talented team with 555 employees as of March 31, 2025. Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
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

In January 2025, several wildfires caused property damage in Southern California. As of March 31, 2025, our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations due to these wildfires was less than 0.1% of our total insurance in force. These wildfires are not expected to have a material impact our reserves.
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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2025 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2025 and 2024, monthly premium policies comprised 99% and 98% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 85.7% at March 31, 2025. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2025. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of March 31, 2025, 38% of our IIF relates to business written since January 1, 2023 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2025, 38% of our IIF relates to business written since January 1, 2023 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
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
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default at December 31, 2024 included 2,119 defaults that we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies. As of March 31, 2025, the reserves established for the Hurricane Milton and Helene defaults are materially unchanged from December 31, 2024.
In January 2025, several wildfires caused property damage in Southern California. As of March 31, 2025, our insurance in force in areas with Federal Emergency Management Agency ("FEMA") disaster declarations due to these wildfires was less than 0.1% of our total insurance in force. These wildfires are not expected to have a material impact on our reserves.
As more fully described in Note 4 to our condensed consolidated financial statements, at March 31, 2025, we had approximately $1.5 billion of excess of loss reinsurance covering NIW from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2024 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2024. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.
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
 Our most significant expense is compensation and benefits for our employees, which represented 56% of other underwriting and operating expenses for the three months ended March 31, 2025, compared to 52% of other underwriting and operating expenses for the three months ended March 31, 2024. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
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

Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, and their income is currently not subject to a corporate income tax. See "—Legislative and Regulatory Developments—Bermuda Corporate Income Tax" above. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. In April 2025, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re to 50% effective January 1, 2025. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2025 will continue at the quota share percentage in effect at the time NIW was first ceded. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae.

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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2025 and 2024 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2025	2024
IIF, beginning of period	$243,645,423	$239,078,262
NIW - Flow	9,945,336	8,323,544
Cancellations	(8,898,267)	(8,924,404)
IIF, end of period	$244,692,492	$238,477,402
Average IIF during the period	$244,005,513	$238,595,268
RIF, end of period	$56,565,811	$54,686,533

The following is a summary of our IIF at March 31, 2025 by vintage:

($ in thousands)	$	%
2025 (through March 31)	$9,868,222	4.0%
2024	42,418,290	17.3
2023	40,073,857	16.4
2022	50,057,019	20.5
2021	47,911,728	19.6
2020	33,665,162	13.8
2019 and prior	20,698,214	8.4
	$244,692,492	100.0%

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

	Three Months Ended March 31,
	2025	2024
Base average premium rate	0.41%	0.41%
Single premium cancellations	—	—
Gross average premium rate	0.41	0.41
Ceded premiums	(0.05)	(0.05)
Net average premium rate	0.36%	0.36%

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

As of March 31, 2025, the net risk in force for Essent Guaranty was $35.0 billion and its statutory capital was $3.6 billion, resulting in a risk-to-capital ratio of 9.6:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Net premiums written	$238,271	$238,540
Decrease in unearned premiums	7,577	7,050
Net premiums earned	245,848	245,590
Net investment income	58,210	52,085
Realized investment gains (losses), net	(181)	(1,140)
Income (loss) from other invested assets	7,408	(1,915)
Other income	6,273	3,737
Total revenues	317,558	298,357

Losses and expenses:
Provision (benefit) for losses and LAE	31,287	9,913
Other underwriting and operating expenses	71,124	66,840
Interest expense	8,148	7,862
Total losses and expenses	110,559	84,615
Income before income taxes	206,999	213,742
Income tax expense	31,566	32,023
Net income	$175,433	$181,719

Revenues
Net Premiums Earned
Net premiums earned for the three months ended March 31, 2025 were largely unchanged compared to the three months ended March 31, 2024. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.
Net Investment Income
Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Fixed maturities	$52,485	$46,288
Short-term investments	7,475	7,143
Gross investment income	59,960	53,431
Investment expenses	(1,750)	(1,346)
Net investment income	$58,210	$52,085

The increase in net investment income for the three months ended March 31, 2025 as compared to the same period in 2024 was due to an increase in the pre-tax investment income yield as well as an increase in the weighted average balance of our investment portfolio. The pre-tax investment income yield increased from 3.7% in the three months ended March 31, 2024 to 3.8% in the three months ended March 31, 2025 primarily due to a general increase in investment yields due to rising interest rates. The average cash and investment portfolio balance increased to $6.4 billion for the three months ended March 31, 2025 from $5.8 billion for the three months ended March 31, 2024. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income (Loss) from Other Invested Assets

Income (loss) from other invested assets for the three months ended March 31, 2025 was income of $7.4 million as compared to a loss of $1.9 million for the three months ended March 31, 2024. The increase in income from other invested assets was primarily due to favorable fair value adjustments recorded during the three months ended March 31, 2025 as compared to the same period in 2024.

Other Income

Other income for the three months ended March 31, 2025 was $6.3 million as compared to $3.7 million for the three months ended March 31, 2024. The increase in other income was largely due to fair value adjustments on embedded derivatives contained in certain of our reinsurance agreements. For the three months ended March 31, 2025 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $0.2 million compared to a net unfavorable decrease of $1.9 million for the three months ended March 31, 2024.

Expenses
Provision for Losses
The increased provision for losses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in new defaults in the three months ended March 31, 2025, partially offset by an increase in cures, as well as the aging of defaults remaining within the mortgage insurance portfolio as of March 31, 2025, which resulted in an increase in our reserve per default. See “Results of Operations: Mortgage Insurance" for more information.
Other Underwriting and Operating Expenses
The increase in underwriting and operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in compensation expense, including stock compensation, as well as an increase other general operating expenses. For more information, see “Results of Operations: Mortgage Insurance” and “Results of Operations: Corporate & Other.”
Interest Expense

For the three months ended March 31, 2025, we incurred interest expense of $8.1 million as compared to $7.9 million for the three months ended March 31, 2024. On July 1, 2024, Essent Group completed an underwritten public offering of $500 million principal amount of 6.25% Senior Notes due 2029 (the “Senior Notes"). The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility on July 1, 2024. The increase in interest expense was due to an increase in the average borrowings outstanding during the three months ended March 31, 2025 compared to same period in 2024. For the three month periods ended March 31, 2025, the average amount of borrowings outstanding were $500 million compared to $425 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, our total borrowings had a weighted average interest rate of 6.25% as compared to 7.15% for the three months ended March 31, 2024, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $31.6 million and $32.0 million for the three months ended March 31, 2025 and 2024, respectively. The provision for income taxes for both the three months ended March 31, 2025 and 2024 was calculated using an estimated annual effective tax rate of 15.4%. For the three months ended March 31, 2025, income tax expense includes $1.6 million of discrete tax expense associated with realized and unrealized losses recognized during the period partially offset by $0.7 million excess tax benefits associated with the vesting of common shares and common share units. For the three months ended March 31, 2024, income tax expense includes $1.7 million of discrete tax benefit associated with realized and unrealized losses recognized during the period as well as excess tax benefits associated with the vesting of common shares and common share units.

Results of Operations: Mortgage Insurance

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Net premiums earned	233,630	230,306
Net investment income	47,630	44,201
Realized investment gains (losses), net	(101)	(1,140)
Income (loss) from other invested assets	3,209	(519)
Other income	4,501	1,900
Total revenues	288,869	274,748

Losses and expenses:
Provision (benefit) for losses and LAE	30,722	9,337
Other underwriting and operating expenses	30,593	30,227
Total losses and expenses before allocations	61,315	39,564
Corporate expense allocations	13,014	11,618
Total losses and expenses after allocations	74,329	51,182
Income before income tax expense	$214,540	$223,566

Loss ratio (1)	13.1%	4.1%
Expense ratio (2)	18.7%	18.2%
Combined ratio	31.8%	22.3%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

For the three months ended March 31, 2025, our Mortgage Insurance segment reported income before income tax expense of $214.5 million, compared to income before income tax expense of $223.6 million for the three months ended March 31, 2024. The decrease in our operating results during the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in the provision for losses partially offset by increases in net premiums earned, net investment income and income from other invested assets.

Net Premiums Written and Earned

Net premiums earned increased in the three months ended March 31, 2025 by 1.4% compared to the three months ended March 31, 2024. The increase in net premiums earned was due to the increase in our average IIF from $238.6 billion for the three months ended March 31, 2024 to $244.0 billion for the three months ended and March 31, 2025. The average net premium rate was 0.36% for the three months ended March 31, 2025 and 2024, respectively.

In the three months ended March 31, 2025 and 2024, unearned premiums decreased by $7.6 million and $7.1 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $1.8 million and $2.9 million, respectively, which was offset by $9.4 million and $10.0 million, respectively, of unearned premium that was recognized in earnings during the periods.

Provision for Losses and Loss Adjustment Expenses

In the three months ended March 31, 2025 we recorded a provision for losses of $30.7 million compared to a provision of $9.3 million for the three months ended March 31, 2024. The increase in the provision for losses in the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to an increase in new defaults in the three months ended March 31, 2025, partially offset by an increase in cures, as well as the aging of defaults remaining within the mortgage insurance portfolio as of March 31, 2025, which resulted in an increase in our reserve per default.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Beginning default inventory	18,439	14,819
Plus: new defaults	9,664	8,260
Less: cures	(10,173)	(8,951)
Less: claims paid	(153)	(123)
Less: rescissions and denials, net	(18)	(13)
Ending default inventory	17,759	13,992

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of March 31,
	2025	2024
Case reserves (in thousands) (1)	$312,060	$233,884
Total reserves (in thousands) (1)	$338,128	$253,565
Ending default inventory	17,759	13,992
Average case reserve per default (in thousands)	$17.6	$16.7
Average total reserve per default (in thousands)	$19.0	$18.1
Default rate	2.19%	1.72%
Claims received included in ending default inventory	214	142

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $52 thousand and $32 thousand as of March 31, 2025 and March 31, 2024.

The following table provides a reconciliation of the beginning and ending U.S. mortgage insurance reserve balances for losses and LAE:

	Three Months Ended March 31,
(In thousands)	2025	2024
Reserve for losses and LAE at beginning of period	$310,156	$245,402
Less: Reinsurance recoverables	36,655	24,005
Net reserve for losses and LAE at beginning of period	273,501	221,397
Add provision for losses and LAE occurring in:
Current period	48,928	39,396
Prior years	(18,208)	(30,062)
Incurred losses and LAE during the current period	30,720	9,334
Deduct payments for losses and LAE occurring in:
Current period	51	1
Prior years	6,393	3,735
Loss and LAE payments during the current period	6,444	3,736
Net reserve for losses and LAE at end of period	297,777	226,995
Plus: Reinsurance recoverables	40,351	26,570
Reserve for losses and LAE at end of period (1)	$338,128	$253,565

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $52 thousand and $32 thousand as of March 31, 2025 and March 31, 2024.

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of March 31, 2025
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	5,430	31%	$29,226	9%	$426,195	7%
Three payments	2,445	14	23,046	7	194,642	12
Four to eleven payments	7,472	42	139,810	45	620,538	23
Twelve or more payments	2,198	12	105,783	34	172,129	61
Pending claims	214	1	14,195	5	15,789	90
Total case reserves (1)	17,759	100%	$312,060	100%	$1,429,293	22%
IBNR			23,404
LAE			2,664
Total reserves for losses and LAE (1)			$338,128

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $52 thousand as of March 31, 2025.

	As of March 31, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	4,527	33%	$23,944	10%	$333,652	7%
Three payments	2,000	14	18,410	8	148,499	12
Four to eleven payments	5,440	39	104,123	45	426,513	24
Twelve or more payments	1,883	13	80,025	34	130,816	61
Pending claims	142	1	7,382	3	8,351	88
Total case reserves (2)	13,992	100%	$233,884	100%	$1,047,831	22%
IBNR			17,541
LAE			2,140
Total reserves for losses and LAE (2)			$253,565

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $32 thousand as of March 31, 2024.

During the three months ended March 31, 2025, the provision for losses and LAE was a provision of $30.7 million, comprised of $48.9 million of current year losses partially offset by $18.2 million of favorable prior years’ loss development. During the three months ended March 31, 2024, the provision for losses and LAE was $9.3 million, comprised of $39.4 million of current year losses partially offset by $30.1 million of favorable prior years’ loss development. In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Number of claims paid	153	123
Amount of claims paid	$6,330	$3,605
Claim severity	70%	65%

Other Underwriting and Operating Expenses

Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Three Months Ended March 31,
	2025		2024
($ in thousands)	$	%	$	%
Compensation and benefits	$19,890	65%	$18,707	62%
Premium taxes	5,574	18%	5,608	19%
Ceding commission	(6,508)	(21%)	(5,553)	(18%)
Other	11,637	38%	11,465	37%
Total other underwriting and operating expenses	$30,593	100%	$30,227	100%

Average number of employees during the period		298		298

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits increased during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in stock based compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes. The first quarter of each year typically has higher compensation and benefits expense than the subsequent quarters due to payroll taxes on annual bonus payouts and vesting of nonvested stock and stock units, as well as higher stock-based compensation expense.
•Premium taxes were largely unchanged for the three months ended March 31, 2025 compared to the same period in 2024, reflecting the effective premium tax rates for each period, respectively.
•The increases in ceding commission during the three months ended March 31, 2025 compared to the same period in 2024 results from increases in the amount of reinsured insurance in force under our outstanding quota share arrangements.
•Other expenses were largely unchanged for the three months ended March 31, 2025 compared to the same period in 2024. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Net premiums earned	12,218	15,284
Net investment income	10,580	7,884
Realized investment gains (losses), net	(80)	—
Income (loss) from other invested assets	4,199	(1,396)
Other income	1,772	1,837
Total revenues	28,689	23,609

Losses and expenses:
Provision (benefit) for losses and LAE	565	576
Other underwriting and operating expenses	40,531	36,613
Interest expense	8,148	7,862
Total losses and expenses before allocations	49,244	45,051
Corporate expense allocations	(13,014)	(11,618)
Total losses and expenses after allocations	36,230	33,433
Income (loss) before income tax expense	$(7,541)	$(9,824)
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate to premiums earned by our title insurance operations. The decrease in net premiums earned in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to a decrease in title insurance policies issued in 2025.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other relates to loss provisions recorded by our title insurance operations. The decrease in the provision for losses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to a decrease in title insurance policies issued in 2025, partially offset by the impact of recent industry experience and trends. Title insurance reserves as of March 31, 2025 and December 31, 2024 were $18.4 million and 18.7 million, respectively.
Other Underwriting and Operating Expenses
     Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Three Months Ended March 31,
	2025		2024
($ in thousands)	$	%	$	%
Compensation and benefits	$19,802	49%	$16,002	44%
Premium taxes	1,329	3%	126	—%
Other	19,400	48%	20,485	56%
Total other underwriting and operating expenses	$40,531	100%	$36,613	100%

Average number of employees during the period		294		235

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits increased in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in headcount and stock based compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes. The first quarter of each year typically has higher compensation and benefits expense than the subsequent quarters due to payroll taxes on annual bonus payouts and vesting of nonvested stock and stock units, as well as higher stock-based compensation expense.
•Premium taxes increased during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to $1.0 million of net expense associated with prior year premium tax returns.
•Other expenses include title and settlement services direct cost, professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also includes premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Other expenses decreased in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in title and settlement services direct cost and premiums retained by agents due to a decrease in title insurance policies issued 2025, partially offset by an increase in professional fees.

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

As of March 31, 2025, we had substantial liquidity with cash of $208.1 million, short-term investments of $537.0 million and fixed maturity investments of $5.3 billion. We also had $500 million available capacity under our Revolving Credit Facility. Holding company net cash and investments available for sale totaled $1.0 billion at March 31, 2025. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2025.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At March 31, 2025, Essent Guaranty had unassigned surplus of approximately $405.4 million. As of March 31, 2025, Essent Guaranty could pay additional ordinary dividends in 2025 of $405.4 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2025, Essent Re had total equity of $1.8 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. As of March 31, 2025, Essent Re could pay additional dividends in 2025 of $341.9 million without prior approval from the BMA.
At March 31, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$221,567	$216,935
Net cash provided by (used in) investing activities	55,533	(151,298)
Net cash used in financing activities	(200,514)	(43,169)
Net increase in cash	$76,586	$22,468

Operating Activities

Cash flow provided by operating activities totaled $221.6 million for the three months ended March 31, 2025, as compared to $216.9 million for the three months ended March 31, 2024. The increase in cash flow provided by operating activities was primarily due to increases in investment income and other income partially offset by an increase in operating expenses paid in the three months ended March 31, 2025.

Investing Activities

Cash flows provided by investing activities totaled $55.5 million for the three months ended March 31, 2025 compared to $151.3 million used in investing activities for the three months ended March 31, 2024. Cash flows provided by investing activities in the three months ended March 31, 2025 were the result of maintaining higher cash balances to fund future financing activities. In the three months ended March 31, 2024 cash flow used in investing activities relates primarily to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $200.5 million and $43.2 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2025 and 2024, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $65 million and $45 million, respectively. During the three months ended March 31, 2025, and 2024, no capital contributions were made to Essent Title Insurance.

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

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2024. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. In April 2025, Essent entered into two excess of loss transactions with a panel of highly rated third-party reinsurers covering 20% of all eligible policies written by Essent Guaranty, Inc. in calendar years 2025 and 2026.

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of March 31, 2025:

QSR Agreement	Coverage Period	Ceding Percentage
QSR-2019	September 1, 2019 - December 31, 2020	(1)
QSR-2022	January 1, 2022 - December 31, 2022	20%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%
QSR-2024	January 1, 2024 - December 31, 2024	15%
QSR-2025	January 1, 2025 - December 31, 2025	25%
QSR-2026	January 1, 2026 - December 31, 2026	25%
_______________________________________________________________________________
(1) Under QSR-2019, Essent Guaranty cedes 40% of premiums on singles policies and 20% on all other policies.

Our risk-to-capital calculation for Essent Guaranty as of March 31, 2025 was as follows:

Statutory capital: ($ in thousands)
Policyholders’ surplus	$1,110,732
Contingency reserves	2,531,642
Statutory capital	$3,642,374
Net risk in force	$34,968,089
Risk-to-capital ratio	9.6:1

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
Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. In April 2025, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re to 50% effective January 1, 2025. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2025 will continue at the quota share percentage in effect at the time NIW was first ceded. During the three months ended March 31, 2025 and 2024, Essent Re paid $100 million and $37.5 million in dividends to Essent Group, respectively. Essent Group made no capital contributions to Essent Re during the three months ended March 31, 2025 and 2024. As of March 31, 2025, Essent Re had total stockholders’ equity of $1.8 billion and net risk in force of $23.5 billion.

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

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of March 31, 2025, Essent Guaranty's Available Assets were $3.6 billion or 172% of its Minimum Required Assets of $2.1 billion based on our interpretation of the PMIERs.

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
FHFA and the GSEs announced that effective November 1, 2023, defaulted loans will be no longer eligible for COVID forbearance plans and will follow the GSEs standard forbearance plans going forward. In August 2024, Fannie Mae and Freddie Mac, under the oversight of FHFA, issued an update to the planned sunset of the use of the 0.3x Required Asset multiplier for loans in a COVID forbearance plan. The sunset of the 0.3x Required Asset multiplier for loans in a COVID forbearance plan became effective on March 31, 2025. Also in August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ending March 31, 2025, and will become fully effective on September 30, 2026. Essent expects to remain in full compliance with the PMIERs requirements.

Financial Condition

Stockholders’ Equity

As of March 31, 2025, stockholders’ equity was $5.7 billion, compared to $5.6 billion as of December 31, 2024. Stockholders' equity increased primarily due to net income generated in 2025 and a decrease in accumulated other comprehensive loss related to a decrease in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.

Investments

As of March 31, 2025 and December 31, 2024, investments totaled $6.2 billion. In addition, our total cash was $208.1 million as of March 31, 2025, compared to $131.5 million as of December 31, 2024.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$545,262	9.3%	$547,290	9.3%
U.S. agency mortgage-backed securities	1,165,643	19.8	1,125,436	19.2
Municipal debt securities(1)	592,561	10.0	583,501	9.9
Non-U.S. government securities	61,870	1.1	69,798	1.2
Corporate debt securities(2)	1,867,491	31.7	1,783,046	30.3
Residential and commercial mortgage securities	470,481	8.0	478,086	8.1
Asset-backed securities	746,519	12.7	631,959	10.8
Money market funds	432,532	7.4	657,605	11.2
Total Investments Available for Sale	$5,882,359	100.0%	$5,876,721	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	83.7%	83.3%
General obligation bonds	16.3	16.7
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	41.7%	41.8%
Consumer, non-cyclical	15.5	15.1
Utilities	8.6	8.7
Industrial	8.4	8.2
Technology	6.5	6.4
Consumer, cyclical	6.2	6.3
Communications	5.5	5.7
Energy	4.9	5.1
Basic Materials	2.7	2.7
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$2,621,894	48.1%	$2,513,014	48.1%
Aa1	103,985	1.9	101,809	2.0
Aa2	297,219	5.5	301,080	5.8
Aa3	273,111	4.9	271,069	5.2
A1	539,597	9.9	511,076	9.8
A2	468,994	8.6	411,999	7.9
A3	481,219	8.8	463,616	8.8
Baa1	226,338	4.2	218,454	4.2
Baa2	209,913	3.9	198,193	3.8
Baa3	151,344	2.8	151,729	2.9
Below Baa3	76,213	1.4	77,077	1.5
Total (2)	$5,449,827	100.0%	$5,219,116	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $432,532 and $657,605 of money market funds at March 31, 2025 and December 31, 2024, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,394,536	23.7%	$1,587,022	26.9%
1 to < 2 Years	589,709	10.0	544,630	9.3
2 to < 3 Years	460,635	7.8	473,301	8.1
3 to < 4 Years	564,623	9.6	445,614	7.6
4 to < 5 Years	533,274	9.1	546,414	9.3
5 or more Years	2,339,582	39.8	2,279,740	38.8
Total Investments Available for Sale	$5,882,359	100.0%	$5,876,721	100.0%

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2025, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.2 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2024 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards adopted or under evaluation.

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

At March 31, 2025, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.4% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report, along with the disclosure below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2025.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2025	959,433	$56.29	918,464
February 1 - February 28, 2025	802,548	$57.16	802,548
March 1 - March 31, 2025	1,225,913	$56.26	1,063,609
Total	2,987,894		2,784,621	$490,035

(1)During the three months ended March 31, 2025, the Company repurchased 2,612,759 common shares at a total cost of $147.3 million, completing the repurchase plan authorized in October 2023. In February 2025, the Board of Directors approved an additional $500 million share repurchase authorization that runs through year-end 2026. The remaining $490.0 million in the table represents the amount available to repurchase shares under the February 2025 share repurchase authorization as of March 31, 2025. In April 2025, we repurchased 1,102,525 shares for $61.0 million, leaving approximately $429.0 remaining for repurchases as of April 30, 2025.

Item 5. Other Information

2025 Annual General Meeting of Shareholders

On May 7, 2025, we held our 2025 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 103,215,815 common shares were entitled to vote as of March 7, 2025, the record date for the Annual Meeting, of which 96,145,590 shares were present in person or by proxy at the Annual Meeting.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of three Class II directors to serve through the 2028 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
David C. Benson	93,429,800	937,832	1,777,958
Angela L. Heise	92,161,066	2,206,566	1,777,958
April Galda Joyce	93,428,874	938,758	1,777,958

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2025 and until the 2026 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	95,637,666
Votes Against	477,586
Abstentions	30,338

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	90,274,076
Votes Against	4,062,630
Abstentions	30,926
Broker Non-Votes	1,777,958

Executive Trading Plans

On March 10, 2025, David Weinstock, the Company’s Senior Vice President and Chief Financial Officer, entered into a 10b5-1 sales plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of up to an aggregate of 5,000 shares of the Company’s common stock beneficially owned by Mr. Weinstock during the term of the Plan and will be in effect until the earlier of (1) June 12, 2026, and (2) the date on which an aggregate of 5,000 shares of the Company’s common stock have been sold under the Plan.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 9, 2025	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 9, 2025	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)