Form 10-Q
period 2025-06-30
Essent Group Ltd.
filed 2025-08-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of July 31, 2025 was 98,533,757.

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

We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the "Events & Presentations" section. Accordingly, investors should monitor such portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2025	2024
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2025 — $5,636,118; 2024 — $5,467,238)	$5,383,504	$5,112,697
Short-term investments available for sale, at fair value (amortized cost: 2025 — $583,033; 2024 — $763,780)	583,033	764,024
Total investments available for sale	5,966,537	5,876,721
Other invested assets	359,823	303,900
Total investments	6,326,360	6,180,621
Cash	92,116	131,480
Accrued investment income	45,940	43,732
Accounts receivable	52,340	55,564
Deferred policy acquisition costs	9,237	9,653
Property and equipment (at cost, less accumulated depreciation of $74,283 in 2025 and $72,270 in 2024)	42,434	41,871
Prepaid federal income tax	497,356	489,600
Goodwill and acquired intangible assets, net	78,855	79,556
Other assets	75,923	79,572
Total assets	$7,220,561	$7,111,649

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$364,749	$328,866
Unearned premium reserve	102,382	115,983
Net deferred tax liability	427,202	392,428
Senior Notes due 2029, net	494,630	493,959
Other liabilities	158,750	176,755
Total liabilities	1,547,713	1,507,991
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 99,556 shares in 2025 and 105,015 shares in 2024	1,493	1,575
Additional paid-in capital	888,337	1,214,956
Accumulated other comprehensive loss	(215,666)	(303,984)
Retained earnings	4,998,684	4,691,111
Total stockholders’ equity	5,672,848	5,603,658
Total liabilities and stockholders’ equity	$7,220,561	$7,111,649

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Net premiums written	$241,488	$245,566	$479,759	$484,106
Decrease in unearned premiums	7,321	6,325	14,898	13,375
Net premiums earned	248,809	251,891	494,657	497,481
Net investment income	59,289	56,086	117,499	108,171
Realized investment losses, net	(129)	(1,164)	(310)	(2,304)
Income (loss) from other invested assets	4,466	(419)	11,874	(2,334)
Other income	6,708	6,548	12,981	10,285
Total revenues	319,143	312,942	636,701	611,299

Losses and expenses:
Provision (benefit) for losses and LAE	17,055	(334)	48,342	9,579
Other underwriting and operating expenses	62,765	66,202	133,889	133,042
Interest expense	8,148	7,849	16,296	15,711
Total losses and expenses	87,968	73,717	198,527	158,332

Income before income taxes	231,175	239,225	438,174	452,967
Income tax expense	35,836	35,616	67,402	67,639
Net income	$195,339	$203,609	$370,772	$385,328

Earnings per share:
Basic	$1.95	$1.93	$3.65	$3.65
Diluted	1.93	1.91	3.62	3.61

Weighted average shares outstanding:
Basic	100,037	105,657	101,451	105,677
Diluted	101,059	106,778	102,495	106,774

Net income	$195,339	$203,609	$370,772	$385,328

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $2,070 and ($1,592) in the three months ended June 30, 2025 and 2024, and $13,365 and ($4,714) in the six months ended June 30, 2025 and 2024, respectively.	16,580	(5,375)	88,318	(27,141)
Total other comprehensive income (loss)	16,580	(5,375)	88,318	(27,141)
Comprehensive income	$211,919	$198,234	$459,090	$358,187

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Common Shares
Balance, beginning of period	$1,537	$1,601	$1,575	$1,599
Issuance of management incentive shares	—	1	8	8
Forfeiture of management incentive shares	—	—	(1)	(1)
Cancellation of treasury stock	(44)	(6)	(89)	(10)
Balance, end of period	1,493	1,596	1,493	1,596
Additional Paid-In Capital
Balance, beginning of period	1,055,340	1,293,424	1,214,956	1,299,869
Dividends and dividend equivalents declared	464	514	669	803
Issuance of management incentive shares	—	(1)	(8)	(8)
Forfeiture of management incentive shares	—	—	1	1
Stock-based compensation expense	3,950	6,972	12,942	13,792
Cancellation of treasury stock	(171,417)	(21,991)	(340,223)	(35,539)
Balance, end of period	888,337	1,278,918	888,337	1,278,918
Accumulated Other Comprehensive Loss
Balance, beginning of period	(232,246)	(302,262)	(303,984)	(280,496)
Other comprehensive income (loss)	16,580	(5,375)	88,318	(27,141)
Balance, end of period	(215,666)	(307,637)	(215,666)	(307,637)
Retained Earnings
Balance, beginning of period	4,834,675	4,233,391	4,691,111	4,081,578
Net income	195,339	203,609	370,772	385,328
Dividends and dividend equivalents declared	(31,330)	(30,087)	(63,199)	(59,993)
Balance, end of period	4,998,684	4,406,913	4,998,684	4,406,913
Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(171,461)	(21,997)	(340,312)	(35,549)
Cancellation of treasury stock	171,461	21,997	340,312	35,549
Balance, end of period	—	—	—	—
Total Stockholders' Equity	$5,672,848	$5,379,790	$5,672,848	$5,379,790

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating Activities
Net income	$370,772	$385,328
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	310	2,304
(Income) loss from other invested assets	(11,874)	2,334
Distribution of income from other invested assets	3,327	3,124
Depreciation and amortization	2,714	2,859
Stock-based compensation expense	12,942	13,792
Amortization of premium on investment securities	7,007	9,675
Deferred income tax provision	21,409	20,623
Change in:
Accrued investment income	(2,208)	155
Accounts receivable	3,786	9,992
Deferred policy acquisition costs	416	(60)
Prepaid federal income tax	(7,756)	(16,810)
Other assets	(2,147)	1,513
Reserve for losses and LAE	35,883	593
Unearned premium reserve	(13,601)	(13,347)
Other accrued liabilities	(9,876)	(16,449)
Net cash provided by operating activities	411,104	405,626

Investing Activities
Net change in short-term investments	180,990	(594,781)
Purchase of investments available for sale	(602,313)	(63,548)
Proceeds from maturity and paydowns of investments available for sale	414,860	245,491
Proceeds from sales of investments available for sale	6,226	174,121
Purchase of other invested assets	(48,617)	(12,816)
Return of investment from other invested assets	1,241	1,803
Purchase of property and equipment	(963)	(5,542)
Net cash used in investing activities	(48,576)	(255,272)

Financing Activities
Treasury stock acquired	(339,362)	(35,549)
Dividends paid	(62,530)	(59,190)
Net cash used in financing activities	(401,892)	(94,739)

Net (decrease) increase in cash	(39,364)	55,615
Cash at beginning of year	131,480	141,787
Cash at end of period	$92,116	$197,402

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(53,737)	$(51,526)
Interest payments	(15,625)	(15,444)

Noncash Transactions
Excise taxes payable for share repurchases	$950	$—
Lease liabilities arising from obtaining right-of-use assets	4,294	—

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

Essent Guaranty reinsures new insurance written ("NIW") to Essent Reinsurance Ltd. (“Essent Re”), an affiliated Bermuda domiciled Class 3B Insurer licensed pursuant to Section 4 of the Bermuda Insurance Act 1978 that provides insurance and reinsurance coverage of mortgage credit risk. Essent Re also provides insurance and reinsurance to Freddie Mac and Fannie Mae. The following table summarizes the quota share reinsurance coverage that Essent Re has provided to Essent Guaranty for the respective NIW periods:

NIW Period	Ceding Percentage
January 1, 2025 to Present	50%
January 1, 2021 to December 31, 2024	35%
Prior to January 1, 2021	25%

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
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2025 prior to the issuance of these condensed consolidated financial statements.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2025 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$398,591	$1,707	$(8,837)	$391,461
U.S. agency mortgage-backed securities	1,265,904	2,646	(95,835)	1,172,715
Municipal debt securities(1)	645,877	1,734	(46,993)	600,618
Non-U.S. government securities	72,261	—	(10,095)	62,166
Corporate debt securities	1,968,972	8,497	(69,302)	1,908,167
Residential and commercial mortgage securities	484,715	646	(30,980)	454,381
Asset-backed securities	801,867	2,362	(8,164)	796,065
Money market funds	580,964	—	—	580,964
Total investments available for sale	$6,219,151	$17,592	$(270,206)	$5,966,537

December 31, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$561,853	$325	$(14,888)	$547,290
U.S. agency mortgage-backed securities	1,249,259	42	(123,865)	1,125,436
Municipal debt securities (1)	631,015	1,596	(49,110)	583,501
Non-U.S. government securities	81,631	—	(11,833)	69,798
Corporate debt securities (2)	1,887,647	1,064	(105,665)	1,783,046
Residential and commercial mortgage securities	519,613	527	(42,054)	478,086
Asset-backed securities	642,395	601	(11,037)	631,959
Money market funds	657,605	—	—	657,605
Total investments available for sale	$6,231,018	$4,155	$(358,452)	$5,876,721

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	82.6%	83.3%
General obligation bonds	17.4	16.7
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	41.5%	41.8%
Consumer, non-cyclical	16.1	15.1
Utilities	8.7	8.7
Industrial	8.2	8.2
Technology	6.4	6.4
Consumer, cyclical	6.2	6.3
Communications	5.2	5.7
Energy	5.0	5.1
Basic Materials	2.7	2.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$94,020	$92,725
Due after 1 but within 5 years	268,372	265,801
Due after 5 but within 10 years	21,709	20,340
Due after 10 years	14,490	12,595
Subtotal	398,591	391,461
Municipal debt securities:
Due in 1 year	20,710	20,575
Due after 1 but within 5 years	91,433	89,634
Due after 5 but within 10 years	147,229	140,145
Due after 10 years	386,505	350,264
Subtotal	645,877	600,618
Non-U.S. government securities:
Due in 1 year	6,529	6,455
Due after 1 but within 5 years	25,938	25,340
Due after 5 but within 10 years	7,696	6,545
Due after 10 years	32,098	23,826
Subtotal	72,261	62,166
Corporate debt securities:
Due in 1 year	165,479	164,573
Due after 1 but within 5 years	612,577	597,076
Due after 5 but within 10 years	990,216	973,327
Due after 10 years	200,700	173,191
Subtotal	1,968,972	1,908,167
U.S. agency mortgage-backed securities	1,265,904	1,172,715
Residential and commercial mortgage securities	484,715	454,381
Asset-backed securities	801,867	796,065
Money market funds	580,964	580,964
Total investments available for sale	$6,219,151	$5,966,537

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Realized gross gains	$19	$51	$19	$55
Realized gross losses	(148)	(692)	(329)	(1,836)
Impairment loss	—	(523)	—	(523)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2025 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$33,700	$(201)	$205,869	$(8,636)	$239,569	$(8,837)
U.S. agency mortgage-backed securities	321,777	(5,139)	606,917	(90,696)	928,694	(95,835)
Municipal debt securities	203,037	(7,028)	281,737	(39,965)	484,774	(46,993)
Non-U.S. government securities	15,049	(4,027)	47,117	(6,068)	62,166	(10,095)
Corporate debt securities	524,650	(8,344)	645,501	(60,958)	1,170,151	(69,302)
Residential and commercial mortgage securities	25,314	(327)	395,500	(30,653)	420,814	(30,980)
Asset-backed securities	230,813	(2,830)	119,064	(5,334)	349,877	(8,164)
Total	$1,354,340	$(27,896)	$2,301,705	$(242,310)	$3,656,045	$(270,206)

	Less than 12 months		12 months or more		Total
December 31, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$141,789	$(1,620)	$279,143	$(13,268)	$420,932	$(14,888)
U.S. agency mortgage-backed securities	476,695	(13,028)	629,036	(110,837)	1,105,731	(123,865)
Municipal debt securities	204,810	(5,688)	282,312	(43,422)	487,122	(49,110)
Non-U.S. government securities	4,146	(262)	65,652	(11,571)	69,798	(11,833)
Corporate debt securities	898,449	(25,547)	725,148	(80,118)	1,623,597	(105,665)
Residential and commercial mortgage securities	39,931	(1,168)	421,891	(40,886)	461,822	(42,054)
Asset-backed securities	188,475	(2,701)	164,683	(8,336)	353,158	(11,037)
Total	$1,954,295	$(50,014)	$2,567,865	$(308,438)	$4,522,160	$(358,452)

At June 30, 2025 and December 31, 2024, we held 2,178 and 2,481 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at June 30, 2025 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 99% of the securities at June 30, 2025 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments recorded in the three and six months ended June 30, 2025. We recorded impairments of $0.5 million during the three and six months ended June 30, 2024 due to our intent to sell securities in an unrealized loss position.

The Company's other invested assets at June 30, 2025 and December 31, 2024 totaled $359.8 million and $303.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $179.7 million as of June 30, 2025 and $171.7 million as of December 31, 2024. The majority of these investments were in limited partnerships invested in real estate or consumer credit. At June 30, 2025, maximum future funding commitments were $44 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.7 million at June 30, 2025 and $9.3 million at December 31, 2024. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at June 30, 2025 and $983.5 million at December 31, 2024. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $5.1 million at June 30, 2025 and $9.3 million at December 31, 2024.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Fixed maturities	$54,946	$45,368	$107,432	$91,656
Short-term investments	6,073	11,831	13,548	18,974
Gross investment income	61,019	57,199	120,980	110,630
Investment expenses	(1,730)	(1,113)	(3,481)	(2,459)
Net investment income	$59,289	$56,086	$117,499	$108,171

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net premiums written:
Direct	$274,872	$272,910	$547,266	$541,841
Ceded (1)	(33,384)	(27,344)	(67,507)	(57,735)
Net premiums written	$241,488	$245,566	$479,759	$484,106

Net premiums earned:
Direct	$282,193	$279,235	$562,164	$555,216
Ceded (1)	(33,384)	(27,344)	(67,507)	(57,735)
Net premiums earned	$248,809	$251,891	$494,657	$497,481

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of June 30, 2025:

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
Total risk in force (RIF) ceded under the QSR agreements was $9.5 billion as of June 30, 2025. During the first quarter of 2025, Essent also entered into a forward quota share transaction covering 25% of the risk of all eligible policies written by Essent Guaranty, Inc. in calendar year 2026.

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

Essent Guaranty has also entered into reinsurance agreements with panels of reinsurers that provide excess of loss coverage on new insurance written from January 1, 2018 through August 31, 2019 and from October 1, 2021 through December 31, 2024. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts. Essent Guaranty has rights to terminate these reinsurance agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of June 30, 2025:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$21,095,901	$5,826,753	$139,755	$277,158	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	26,864,364	7,566,871	228,819	273,926	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	26,046,456	7,171,205	146,841	297,208	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	26,469,770	7,268,636	235,647	278,466	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	27,346,263	7,567,326	297,147	256,437	September 25, 2029
Total		$127,822,754	$35,400,791	$1,048,209	$1,383,195

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of June 30, 2025:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	$4,124,729	$1,088,405	$76,144	$242,687	February 25, 2026
XOL 2020-1	Jan. 2019 - Aug. 2019	5,279,113	1,397,295	29,152	211,235	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	59,046,810	16,186,034	141,992	489,255	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	34,703,053	9,630,585	36,627	364,437	January 1, 2028
XOL 2024-1	Jan. 2024 - Dec. 2024	38,318,310	10,531,084	58,005	331,178	January 1, 2030
Total		$141,472,015	$38,833,403	$341,920	$1,638,792

In April 2025, Essent entered into two excess of loss transactions, effective July 1 of each year, with panels of highly rated third-party reinsurers covering 20% of all eligible policies written by Essent Guaranty, Inc. in calendar years 2025 and 2026.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of June 30, 2025:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$139,755	$(5,548)	$11	$(5,537)
Radnor Re 2021-2 Ltd.	228,819	(6,064)	37	(6,027)
Radnor Re 2022-1 Ltd.	146,841	(268)	25	(243)
Radnor Re 2023-1 Ltd.	235,647	217	44	261
Radnor Re 2024-1 Ltd.	297,147	271	66	337
Total	$1,048,209	$(11,392)	$183	$(11,209)

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

(In thousands)	2025	2024
Reserve for losses and LAE at beginning of period	$328,866	$260,095
Less: Reinsurance recoverables	36,754	24,104
Net reserve for losses and LAE at beginning of period	292,112	235,991
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	96,403	70,584
Prior years	(48,061)	(61,005)
Net incurred losses and LAE during the current period	48,342	9,579
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	367	885
Prior years	17,403	10,118
Net loss and LAE payments during the current period	17,770	11,003
Net reserve for losses and LAE at end of period	322,684	234,567
Plus: Reinsurance recoverables	42,065	26,121
Reserve for losses and LAE at end of period	$364,749	$260,668

For the six months ended June 30, 2025, $17.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been $48.1 million of favorable prior year development during the six months ended June 30, 2025. Net reserves remaining as of June 30, 2025 for prior years are $226.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2024, $10.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was $61.0 million of favorable prior year development during the six months ended June 30, 2024. Reserves remaining as of June 30, 2024 for prior years were $164.9 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default at December 31, 2024 included 2,119 defaults that we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies. As of June 30, 2025, the reserves established for the Hurricane Milton and Helene defaults are materially unchanged from December 31, 2024 as this amount continues to be our best estimate of the ultimate losses to be incurred for claims associated with those defaults.
In January 2025, several wildfires caused property damage in Southern California. As of June 30, 2025, our insurance in force in areas with Federal Emergency Management Agency ("FEMA") disaster declarations due to these wildfires was less than 0.1% of our total insurance in force. These wildfires have not materially affected our reserves as of June 30, 2025.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On July 1, 2024, concurrently with the closing of the Offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of its Existing Credit Agreement, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Existing Credit Facility. Under the Revolving Credit Agreement, the Refinancing Agreement Revolving Lenders (as defined therein) agreed to provide the Company with a five-year unsecured revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”). A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate at June 30, 2025 was 0.225%. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders.
The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.5 million and $1.7 million and deferred issuance costs of $3.9 million and $4.4 million as of June 30, 2025 and December 31, 2024, respectively.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2025 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2025, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2025	2024
March 31	$0.31	$0.28
June 30	0.31	0.28
September 30	—	0.28
December 31	—	0.28
Total dividends per common share declared and paid	$0.62	$1.12

In August 2025, the Board of Directors declared a quarterly cash dividend of $0.31 per common share payable on September 10, 2025 to shareholders of record on August 29, 2025.

Share Repurchase Plan
In October 2023, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. Through the year ended December 31, 2024, the Company repurchased 1,859,695 common shares at a cost of $102.7 million. In February 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2026. From January 1, 2025 through June 30, 2025 the Company purchased 5,755,400 common shares at a cost of $328.5 million. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2025.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of June 30, 2025, there were 3.0 million common shares available for future grant under the 2013 Plan.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the six months ended June 30, 2025:

	2025
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	837	$16.09	127	$48.27	67	$19.15	763	$46.88	67	$51.25
Granted	236	23.00	53	57.11	44	23.00	123	57.65	18	57.32
Vested	(246)	14.83	(67)	47.13	(4)	15.35	(229)	44.97	(27)	49.18
Forfeited	(47)	14.83	—	—	(4)	20.38	(104)	49.78	(6)	50.84
Outstanding at end of period	780	$18.66	113	$53.07	103	$20.92	553	$49.53	52	$54.45

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

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $32.8 million and $24.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $24.6 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2025 and we expect to recognize the expense over a weighted average period of 2.2 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 206,984 in the six months ended June 30, 2025. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2025.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Compensation expense	$3,950	$6,972	$12,942	$13,792
Income tax benefit	752	1,400	2,569	2,778

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At June 30, 2025, Essent Guaranty had unassigned surplus of approximately $444.8 million. As of June 30, 2025, Essent Guaranty could pay additional ordinary dividends in 2025 of $365.5 million. In three and six months ended June 30, 2025, Essent Guaranty paid dividends of $65 million and $130 million, respectively, to its parent, Essent US Holdings, Inc. In three and six months ended June 30, 2024, Essent Guaranty paid dividends of $62.5 million and $107.5 million, respectively, to its parent, Essent US Holdings, Inc.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2025, Essent Re had total equity of $1.8 billion. In the three and six months ended June 30, 2025, Essent Re paid dividends of $120.0 million and $220.0 million, respectively, to its parent, Essent Group Ltd. In the three and six months ended June 30, 2024, Essent Re paid dividends of $87.5 million and $125.0 million, respectively, to its parent, Essent Group Ltd.

At June 30, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$195,339	$203,609	$370,772	$385,328

Basic weighted average shares outstanding	100,037	105,657	101,451	105,677
Dilutive effect of nonvested shares	1,022	1,121	1,044	1,097
Diluted weighted average shares outstanding	101,059	106,778	102,495	106,774

Basic earnings per share	$1.95	$1.93	$3.65	$3.65
Diluted earnings per share	$1.93	$1.91	$3.62	$3.61

There were 24,270 and 37,219 antidilutive shares for the three months ended June 30, 2025 and 2024, respectively, and 68,254 and 102,475 antidilutive shares for the six months ended June 30, 2025 and 2024, respectively

Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2025, 2024 and 2023 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period:

	2025 Performance-Based Grants		2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
June 30, 2025	200%	100%	128%	64%	195%	97.5%	(1)	(1)
June 30, 2024			190%	95%	200%	100%	200%	100%
(1) The 2022 performance based awards vested at 168% relative to target on March 1, 2025.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(271,265)	$39,019	$(232,246)	$(347,880)	$45,618	$(302,262)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	18,521	(2,043)	16,478	(8,131)	1,773	(6,358)
Less: Reclassification adjustment for (gains) losses included in net income (1)	129	(27)	102	1,164	(181)	983
Net unrealized gains (losses) on investments	18,650	(2,070)	16,580	(6,967)	1,592	(5,375)
Other comprehensive income (loss)	18,650	(2,070)	16,580	(6,967)	1,592	(5,375)
Balance at end of period	$(252,615)	$36,949	$(215,666)	$(354,847)	$47,210	$(307,637)

	Six Months Ended June 30,
	2025			2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(354,298)	$50,314	$(303,984)	$(322,992)	$42,496	$(280,496)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	101,373	(13,303)	88,070	(34,159)	5,142	(29,017)
Less: Reclassification adjustment for (gains) losses included in net income (1)	310	(62)	248	2,304	(428)	1,876
Net unrealized gains (losses) on investments	101,683	(13,365)	88,318	(31,855)	4,714	(27,141)
Other comprehensive income (loss)	101,683	(13,365)	88,318	(31,855)	4,714	(27,141)
Balance at end of period	$(252,615)	$36,949	$(215,666)	$(354,847)	$47,210	$(307,637)

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

June 30, 2025 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$391,461	$—	$—	$391,461
U.S. agency mortgage-backed securities	—	1,172,715	—	1,172,715
Municipal debt securities	—	600,618	—	600,618
Non-U.S. government securities	—	62,166	—	62,166
Corporate debt securities	—	1,908,167	—	1,908,167
Residential and commercial mortgage securities	—	454,381	—	454,381
Asset-backed securities	—	796,065	—	796,065
Money market funds	580,964	—	—	580,964
Total assets at fair value (1) (2)	$972,425	$4,994,112	$—	$5,966,537

December 31, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$547,290	$—	$—	$547,290
U.S. agency mortgage-backed securities	—	1,125,436	—	1,125,436
Municipal debt securities	—	583,501	—	583,501
Non-U.S. government securities	—	69,798	—	69,798
Corporate debt securities	—	1,783,046	—	1,783,046
Residential and commercial mortgage securities	—	478,086	—	478,086
Asset-backed securities	—	631,959	—	631,959
Money market funds	657,605	—	—	657,605
Total assets at fair value (1) (2)	$1,204,895	$4,671,826	$—	$5,876,721

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Not Carried at Fair Value

Our senior notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our senior notes was $494.3 million and $518.1 million, respectively, as of June 30, 2025. The carrying amount and estimated fair value of our senior notes was $494.0 million and $510.8 million, respectively, as of December 31, 2024. The fair value of our senior notes is estimated based on quoted market prices.

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s statutory net income for the six months ended June 30, 2025 and 2024 as well as statutory surplus and contingency reserve liability at June 30, 2025 and December 31, 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024
Essent Guaranty
Statutory net income	$248,689	$261,082

	June 30,	December 31,
(In thousands)	2025	2024
Essent Guaranty
Statutory surplus	$1,150,106	$1,101,894
Contingency reserve liability	2,564,039	2,492,487

Prior to December 31, 2024, Essent Guaranty reinsured that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. On December 31, 2024, Essent Guaranty and Essent PA entered into a commutation and release agreement in which all outstanding risk in force assumed by Essent PA was commuted back to Essent Guaranty in exchange for cash. Upon the commutation and release, Essent PA surrendered its insurance license and was no longer an insurance subsidiary of Essent Group Ltd. as of December 31, 2024.

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

At June 30, 2025 and December 31, 2024, the statutory capital of Essent Guaranty, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy its regulatory requirements.

Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ending March 31, 2025, and will become fully effective on September 30, 2026. As of June 30, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the six months ended June 30, 2025, Essent Guaranty increased its contingency reserve by $71.6 million. During the six months ended June 30, 2025 and 2024, Essent Guaranty released contingency reserves of $70.7 million and $43.2 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At June 30, 2025, all such requirements were met.

Essent Re's statutory capital and surplus was $1.7 billion as of June 30, 2025 and $1.8 billion as of December 31, 2024. Essent Re's statutory net income was $161.7 million and $170.5 million for the six months ended June 30, 2025 and 2024, respectively. Statutory capital and surplus as of June 30, 2025 and December 31, 2024 and statutory net income in the six months ended June 30, 2025 and 2024 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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
As of June 30, 2025 and December 31, 2024, all goodwill is assigned to our Title operating segment, which is included in our Corporate & Other category. Goodwill was $48.8 million at both June 30, 2025 and December 31, 2024. Goodwill decreased by $1.1 million and $1.2 million during the three and six months ended June 30, 2024, respectively, as a result of measurement period adjustments.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(In thousands)	Mortgage Insurance	Corporate & Other	Consolidated	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$233,907	$14,902	$248,809	$235,258	$16,633	$251,891
Net investment income	48,892	10,397	59,289	46,708	9,378	56,086
Realized investment losses, net	(124)	(5)	(129)	(1,156)	(8)	(1,164)
Income (loss) from other invested assets	3,619	847	4,466	1,633	(2,052)	(419)
Other income	3,523	3,185	6,708	4,662	1,886	6,548
Total revenues	289,817	29,326	319,143	287,105	25,837	312,942

Losses and expenses:
Provision (benefit) for losses and LAE	15,359	1,696	17,055	(1,225)	891	(334)

Compensation and benefits	16,793	13,926	30,719	17,756	15,608	33,364
Premium and other taxes	6,000	495	6,495	5,568	370	5,938
Ceding commission	(6,910)	—	(6,910)	(5,715)	—	(5,715)
Other underwriting and operating expenses	11,128	21,333	32,461	10,787	21,828	32,615
Net operating expenses before allocations	27,011	35,754	62,765	28,396	37,806	66,202
Corporate expense allocations	9,241	(9,241)	—	10,840	(10,840)	—
Operating expenses after allocations	36,252	26,513	62,765	39,236	26,966	66,202
Interest expense	—	8,148	8,148	—	7,849	7,849
Income (loss) before income taxes	$238,206	$(7,031)	$231,175	$249,094	$(9,869)	$239,225

Loss ratio (1)	6.6%			(0.5)%
Expense ratio (2)	15.5%			16.7%
Combined ratio	22.1%			16.2%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(In thousands)	Mortgage Insurance	Corporate & Other	Consolidated	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$467,537	$27,120	$494,657	$465,564	$31,917	$497,481
Net investment income	96,522	20,977	117,499	90,909	17,262	108,171
Realized investment losses, net	(225)	(85)	(310)	(2,296)	(8)	(2,304)
Income (loss) from other invested assets	6,828	5,046	11,874	1,114	(3,448)	(2,334)
Other income	8,024	4,957	12,981	6,562	3,723	10,285
Total revenues	578,686	58,015	636,701	561,853	49,446	611,299

Losses and expenses:
Provision (benefit) for losses and LAE	46,081	2,261	48,342	8,112	1,467	9,579

Compensation and benefits	36,683	33,728	70,411	36,463	31,610	68,073
Premium and other taxes	11,574	1,824	13,398	11,176	496	11,672
Ceding commission	(13,418)	—	(13,418)	(11,268)	—	(11,268)
Other underwriting and operating expenses	22,765	40,733	63,498	22,252	42,313	64,565
Net operating expenses before allocations	57,604	76,285	133,889	58,623	74,419	133,042
Corporate expense allocations	22,255	(22,255)	—	22,458	(22,458)	—
Operating expenses after allocations	79,859	54,030	133,889	81,081	51,961	133,042
Interest expense	—	16,296	16,296	—	15,711	15,711
Income (loss) before income taxes	$452,746	$(14,572)	$438,174	$472,660	$(19,693)	$452,967

Loss ratio (1)	9.9%			1.7%
Expense ratio (2)	17.1%			17.4%
Combined ratio	26.9%			19.2%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2024 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have one reportable segment: Mortgage Insurance.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $12.5 billion and $22.5 billion for the three and six months ended June 30, 2025, respectively, compared to approximately $12.5 billion and $20.8 billion for the three and six months ended June 30, 2024, respectively. The financial strength ratings of Essent Guaranty are A2 with a stable outlook by Moody’s Investors Service (“Moody's”) (up from A3 with a positive outlook as a result of an upgrade by Moody’s announced on August 6, 2025), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best Ratings Services, Inc. ("AM Best").
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and provide underwriting consulting services to third-party reinsurers. As of June 30, 2025, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.3 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by AM Best.
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
We have a highly experienced, talented team with 521 employees as of June 30, 2025. Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
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
In January 2025, several wildfires caused property damage in Southern California. As of June 30, 2025 our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations due to these wildfires was less than 0.1% of our total insurance in force. These wildfires are not expected to have a material impact our reserves.
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

On July 4, 2025, a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) was enacted which includes both tax and non-tax provisions. Based on our current analysis of the provisions, we do not expect the OBBBA to have a material impact on our financial position or results of operations.

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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2025 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2025 and 2024, monthly premium policies comprised 99% and 98% of our NIW, respectively.

Premiums associated with our GSE and other risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 85.8% at June 30, 2025. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2025. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of June 30, 2025, 41% of our IIF relates to business written since January 1, 2023 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2025, 41% of our IIF relates to business written since January 1, 2023 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
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
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default at December 31, 2024 included 2,119 defaults that we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies. As of June 30, 2025, the reserves established for the Hurricane Milton and Helene defaults are materially unchanged from December 31, 2024 as this amount continues to be our best estimate of the ultimate losses to be incurred for claims associated with those defaults.
In January 2025, several wildfires caused property damage in Southern California. As of June 30, 2025, our insurance in force in areas with Federal Emergency Management Agency ("FEMA") disaster declarations due to these wildfires was less than 0.1% of our total insurance in force. These wildfires are not expected to have a material impact on our reserves.
As more fully described in Note 4 to our condensed consolidated financial statements, at June 30, 2025, we had approximately $1.4 billion of excess of loss reinsurance covering NIW from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2024 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2025. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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
 Our most significant expense is compensation and benefits for our employees, which represented 49% and 53% of other underwriting and operating expenses for the three and six months ended June 30, 2025, respectively, compared to 50% and 51% of other underwriting and operating expenses for the three and six months ended June 30, 2024, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2025 and 2024 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
IIF, beginning of period	$244,692,492	$239,078,262	$243,645,423	$239,078,262
NIW - Flow	12,544,731	12,503,125	22,490,067	20,826,669
Cancellations	(10,439,604)	(10,912,222)	(19,337,871)	(19,235,766)
IIF, end of period	$246,797,619	$240,669,165	$246,797,619	$240,669,165
Average IIF during the period	$245,747,813	$239,538,571	$244,902,942	$239,151,136
RIF, end of period	$56,811,096	$55,521,538	$56,811,096	$55,521,538

The following is a summary of our IIF at June 30, 2025 by vintage:

($ in thousands)	$	%
2025 (through June 30)	$21,981,050	8.9%
2024	41,260,566	16.7
2023	38,646,995	15.7
2022	48,421,149	19.6
2021	45,343,252	18.4
2020	31,595,082	12.8
2019 and prior	19,549,525	7.9
	$246,797,619	100.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base average premium rate	0.41%	0.41%	0.41%	0.41%
Single premium cancellations	—	—	—	—
Gross average premium rate	0.41	0.41	0.41	0.41
Ceded premiums	(0.05)	(0.05)	(0.05)	(0.05)
Net average premium rate	0.36%	0.36%	0.36%	0.36%

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

As of June 30, 2025, the net risk in force for Essent Guaranty was $34.0 billion and its statutory capital was $3.7 billion, resulting in a risk-to-capital ratio of 9.2:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Net premiums written	$241,488	$245,566	$479,759	$484,106
Decrease in unearned premiums	7,321	6,325	14,898	13,375
Net premiums earned	248,809	251,891	494,657	497,481
Net investment income	59,289	56,086	117,499	108,171
Realized investment gains (losses), net	(129)	(1,164)	(310)	(2,304)
Income (loss) from other invested assets	4,466	(419)	11,874	(2,334)
Other income	6,708	6,548	12,981	10,285
Total revenues	319,143	312,942	636,701	611,299

Losses and expenses:
Provision (benefit) for losses and LAE	17,055	(334)	48,342	9,579
Other underwriting and operating expenses	62,765	66,202	133,889	133,042
Interest expense	8,148	7,849	16,296	15,711
Total losses and expenses	87,968	73,717	198,527	158,332
Income before income taxes	231,175	239,225	438,174	452,967
Income tax expense	35,836	35,616	67,402	67,639
Net income	$195,339	$203,609	$370,772	$385,328

Revenues
Net Premiums Earned
Net premiums earned for the three and six months ended June 30, 2025 decreased compared to the three and six months ended June 30, 2024. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.
Net Investment Income
Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Fixed maturities	$54,946	$45,368	$107,432	$91,656
Short-term investments	6,073	11,831	13,548	18,974
Gross investment income	61,019	57,199	120,980	110,630
Investment expenses	(1,730)	(1,113)	(3,481)	(2,459)
Net investment income	$59,289	$56,086	$117,499	$108,171

The increase in net investment income for the three months ended June 30, 2025 as compared to the same period in 2024 was due to an increase in the weighted average balance of our investment portfolio as well as an increase in the pre-tax investment income yield. The increase in net investment income for the six months ended June 30, 2025 compared to the same period in 2024 was due to an increase in the weighted average balance of the investment portfolio.

The average cash and investment portfolio balance increased to $6.3 billion for the three months ended June 30, 2025 from $6.0 billion for the three months ended June 30, 2024 and increased to $6.4 billion for the six months ended June 30, 2025 from $5.9 billion for the six months ended June 30, 2024. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations.

The pre-tax investment income yield increased from 3.8% in the three months ended June 30, 2024 to 3.9% for the three months ended June 30, 2025, primarily due to a general increase in investment yields due to rising interest rates. The pre-tax investment income yield was 3.8% for both the six months ended June 30, 2025 and 2024. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income (Loss) from Other Invested Assets

Income (loss) from other invested assets for the three months ended June 30, 2025 was income of $4.5 million as compared to a loss of $0.4 million for the three months ended June 30, 2024 and income of $11.9 million for the six months ended June 30, 2025 compared to a loss of $2.3 million for the six months ended June 30, 2024. The increase in income from other invested assets was primarily due to favorable fair value adjustments recorded during the three and six months ended June 30, 2025 as compared to the same periods in 2024.

Other Income

Other income for the three months ended June 30, 2025 was $6.7 million as compared to $6.5 million for the three months ended June 30, 2024 and $13.0 million for the six months ended June 30, 2025 compared to $10.3 million for the six months ended June 30, 2024. The increase in other income for the six months ended June 30, 2025 compared to the same period in 2024 was largely due to fair value adjustments on embedded derivatives contained in certain of our reinsurance agreements. For the six months ended June 30, 2025 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $0.2 million compared to a net unfavorable decrease of $1.2 million for the six months ended June 30, 2024.

Expenses
Provision for Losses
The increased provision for losses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to the aging of defaults remaining within the mortgage insurance portfolio as of June 30, 2025, which resulted in an increase in our reserve per default. See “Results of Operations: Mortgage Insurance" for more information.
Other Underwriting and Operating Expenses
The decrease in underwriting and operating expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a decrease in compensation expense as a result of a decrease in stock based compensation and a reduction in title operating expenses as a result of fewer title policies issued. Other underwriting and operating expenses for the six months ended June 30, 2025 were largely unchanged compared to the six months ended June 30, 2024. For more information, see “Results of Operations: Mortgage Insurance” and “Results of Operations: Corporate & Other.”
Interest Expense

For the three and six months ended June 30, 2025, we incurred interest expense of $8.1 million and $16.3 million as compared to $7.8 million and $15.7 million for the three and six months ended June 30, 2024, respectively. On July 1, 2024, Essent Group completed an underwritten public offering of $500 million principal amount of 6.25% Senior Notes due 2029 (the “Senior Notes"). The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility on July 1, 2024. The increase in interest expense was due to an increase in the average borrowings outstanding during the three and six months ended June 30, 2025 compared to same periods in 2024. For the three and six month periods ended June 30, 2025, the average amount of borrowings outstanding were $500 million compared to $425 million for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, our total borrowings had a weighted average interest rate of 6.25% as compared to 7.14% for the three and six months ended June 30, 2024, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $35.8 million and $35.6 million for the three months ended June 30, 2025 and 2024, respectively and $67.4 million and $67.6 million for the six months ended June 30, 2025 and 2024, respectively. The provision for income taxes for the six months ended June 30, 2025 was calculated using an estimated annual effective tax rate of 15.4% compared to 15.1% for the six months ended June 30, 2024. For the six months ended June 30, 2025, income tax expense includes $2.7 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $0.8 million excess tax benefits associated with the vesting of common shares and common share units. For the six months ended June 30, 2024, income tax expense includes $1.3 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units.

Results of Operations: Mortgage Insurance

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Net premiums earned	$233,907	$235,258	$467,537	$465,564
Net investment income	48,892	46,708	96,522	90,909
Realized investment gains (losses), net	(124)	(1,156)	(225)	(2,296)
Income (loss) from other invested assets	3,619	1,633	6,828	1,114
Other income	3,523	4,662	8,024	6,562
Total revenues	289,817	287,105	578,686	561,853

Losses and expenses:
Provision (benefit) for losses and LAE	15,359	(1,225)	46,081	8,112
Other underwriting and operating expenses	27,011	28,396	57,604	58,623
Total losses and expenses before allocations	42,370	27,171	103,685	66,735
Corporate expense allocations	9,241	10,840	22,255	22,458
Total losses and expenses after allocations	51,611	38,011	125,940	89,193
Income before income tax expense	$238,206	$249,094	$452,746	$472,660

Loss ratio (1)	6.6%	(0.5)%	9.9%	1.7%
Expense ratio (2)	15.5%	16.7%	17.1%	17.4%
Combined ratio	22.1%	16.2%	27.0%	19.1%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

For the three months ended June 30, 2025, our Mortgage Insurance segment reported income before income tax expense of $238.2 million, compared to income before income tax expense of $249.1 million for the three months ended June 30, 2024. The decrease in our operating results during the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in the provision for losses partially offset by increases in net investment income and income from other invested assets and a decrease in other underwriting and operating expenses.

For the six months ended June 30, 2025, our Mortgage Insurance segment reported income before income tax expense of $452.7 million, compared to income before income tax expense of $472.7 million for the six months ended June 30, 2024. The decrease in our operating results during the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in the provision for losses partially offset by increases in net premiums earned, net investment income and income from other invested assets and a decrease in other underwriting and operating expenses.

Net Premiums Written and Earned

Net premiums earned decreased in the three months ended June 30, 2025 by 0.6% compared to the three months ended June 30, 2024. The decrease in net premiums earned was primarily due to an increase in ceded premiums as a result of higher ceded losses under our third party quota share arrangements, partially offset by an increase in our average IIF from $239.5 billion for the three months ended June 30, 2024 to $245.7 billion for the three months ended and June 30, 2025. The average net premium rate was 0.36% for both the three months ended June 30, 2025 and 2024.

Net premiums earned increased in the six months ended June 30, 2025 by 0.4% compared to the six months ended June 30, 2024. The increase in net premiums earned was due to an increase in our average IIF from $239.2 billion for the six months ended June 30, 2024 to $244.9 billion for the six months ended June 30, 2025, partially offset by an increase in ceded premiums as a result of higher ceded losses under our third party quota share arrangements. The average net premium rate was 0.36% for the six months ended June 30, 2025 and 2024, respectively.

In the three months ended June 30, 2025 and 2024, unearned premiums decreased by $7.3 million and $6.3 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $2.2 million and $1.6 million, respectively, which was offset by $9.5 million and $7.9 million, respectively, of unearned premium that was recognized in earnings during the periods. In the six months ended June 30, 2025 and 2024, unearned premiums decreased by $14.9 million and $13.4 million, respectively. This was a result of net premiums written on single premium policies of $4.1 million and $4.5 million, respectively, which was offset by $19.0 million and $17.9 million, respectively, of unearned premium that was recognized in earnings during the periods.

Provision for Losses and Loss Adjustment Expenses

In the three months ended June 30, 2025 we recorded a provision for losses of $15.4 million compared to a benefit of $1.2 million for the three months ended June 30, 2024. In the six months ended June 30, 2025 we recorded a provision of $46.1 million compared to a provision of $8.1 million for the six months ended June 30, 2024. The increase in the provision for losses in the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to the aging of defaults remaining within the mortgage insurance portfolio as of June 30, 2025, which resulted in an increase in our reserve per default.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning default inventory	17,759	13,992	18,439	14,819
Plus: new defaults	8,810	8,119	18,474	16,379
Less: cures	(9,078)	(7,956)	(19,251)	(16,907)
Less: claims paid	(215)	(183)	(368)	(306)
Less: rescissions and denials, net	(21)	(18)	(39)	(31)
Ending default inventory	17,255	13,954	17,255	13,954

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of June 30,
	2025	2024
Case reserves (in thousands) (1)	$319,408	$226,976
Total reserves (in thousands) (1)	$345,952	$246,107
Ending default inventory	17,255	13,954
Average case reserve per default (in thousands)	$18.5	$16.3
Average total reserve per default (in thousands)	$20.0	$17.6
Default rate	2.12%	1.71%
Claims received included in ending default inventory	214	135

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $88 thousand and $33 thousand as of June 30, 2025 and June 30, 2024.

The following table provides a reconciliation of the beginning and ending U.S. mortgage insurance reserve balances for losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Reserve for losses and LAE at beginning of period	$338,128	$253,565	$310,156	$245,402
Less: Reinsurance recoverables	40,351	26,570	36,655	24,005
Net reserve for losses and LAE at beginning of period	297,777	226,995	273,501	221,397
Add provision for losses and LAE occurring in:
Current period	45,119	30,653	94,047	70,049
Prior years	(29,796)	(31,880)	(48,004)	(61,942)
Incurred losses and LAE during the current period	15,323	(1,227)	46,043	8,107
Deduct payments for losses and LAE occurring in:
Current period	315	478	366	479
Prior years	8,799	5,205	15,192	10,940
Loss and LAE payments during the current period	9,114	5,683	15,558	9,419
Net reserve for losses and LAE at end of period	303,986	220,085	303,986	220,085
Plus: Reinsurance recoverables	41,966	26,022	41,966	26,022
Reserve for losses and LAE at end of period (1)	$345,952	$246,107	$345,952	$246,107

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $88 thousand and $33 thousand as of June 30, 2025 and June 30, 2024.

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of June 30, 2025
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	5,634	33%	$29,534	9%	$436,738	7%
Three payments	2,375	14	23,028	7	189,938	12
Four to eleven payments	6,644	38	134,497	42	561,051	24
Twelve or more payments	2,388	14	118,154	37	190,189	62
Pending claims	214	1	14,195	5	15,789	90
Total case reserves (1)	17,255	100%	$319,408	100%	$1,393,705	23%
IBNR			23,956
LAE			2,588
Total reserves for losses and LAE (1)			$345,952

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $88 thousand as of June 30, 2025.

	As of June 30, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	4,989	36%	$25,458	11%	$372,669	7%
Three payments	2,035	14	17,938	9	153,207	12
Four to eleven payments	4,887	35	93,489	41	383,685	24
Twelve or more payments	1,908	14	82,529	36	135,616	61
Pending claims	135	1	7,562	3	8,540	89
Total case reserves (2)	13,954	100%	$226,976	100%	$1,053,717	22%
IBNR			17,023
LAE			2,108
Total reserves for losses and LAE (2)			$246,107

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other risk share risk in force at Essent Re of $33 thousand as of June 30, 2024.

During the three months ended June 30, 2025, the Mortgage Insurance provision for losses and LAE was a provision of $15.3 million, comprised of $45.1 million of current year losses partially offset by $29.8 million of favorable prior years’ loss development. During the three months ended June 30, 2024, the benefit for losses and LAE was $1.2 million, comprised of $30.7 million of current year losses offset by $31.9 million of favorable prior years’ loss development.

During the six months ended June 30, 2025, the Mortgage Insurance provision for losses and LAE was $46.0 million, comprised of $94.0 million of current year losses partially offset by $48.0 million of favorable prior years’ loss development. During the six months ended June 30, 2024, the provision for losses and LAE was $8.1 million, comprised of $70.0 million of current year losses partially offset by $61.9 million of favorable prior years’ loss development.

In all periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Number of claims paid	215	183	368	306
Amount of claims paid	$9,007	$5,566	$15,337	$9,171
Claim severity	67%	60%	68%	62%

Other Underwriting and Operating Expenses

Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$16,793	62%	$17,756	63%	$36,683	64%	$36,463	62%
Premium taxes	6,000	22%	5,568	20%	11,574	20%	11,176	19%
Ceding commission	(6,910)	(25%)	(5,715)	(20%)	(13,418)	(24%)	(11,268)	(19%)
Other	11,128	41%	10,787	37%	22,765	40%	22,252	38%
Total other underwriting and operating expenses	$27,011	100%	$28,396	100%	$57,604	100%	$58,623	100%

Average number of employees during the period		279		298		288		298

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in average number of employees during the current period. Compensation and benefits during the six months ended June 30, 2025 were largely unchanged compared to the same period in 2024 as the impact of lower average employees in 2025 was offset by the timing of stock-based compensation due to provisions in certain equity grants that reduced the service period resulting in higher expense in early 2025. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes. The first quarter of each year typically has higher compensation and benefits expense than the subsequent quarters due to payroll taxes on annual bonus payouts and vesting of nonvested stock and stock units, as well as higher stock-based compensation expense.
•The increases in ceding commission during the three and six month periods ended June 30, 2025 compared to the same periods in 2024 results from increases in the amount of reinsured insurance in force under our outstanding quota share arrangements.
•Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Net premiums earned	$14,902	$16,633	$27,120	$31,917
Net investment income	10,397	9,378	20,977	17,262
Realized investment gains (losses), net	(5)	(8)	(85)	(8)
Income (loss) from other invested assets	847	(2,052)	5,046	(3,448)
Other income	3,185	1,886	4,957	3,723
Total revenues	29,326	25,837	58,015	49,446

Losses and expenses:
Provision for losses and LAE	1,696	891	2,261	1,467
Other underwriting and operating expenses	35,754	37,806	76,285	74,419
Interest expense	8,148	7,849	16,296	15,711
Total losses and expenses before allocations	45,598	46,546	94,842	91,597
Corporate expense allocations	(9,241)	(10,840)	(22,255)	(22,458)
Total losses and expenses after allocations	36,357	35,706	54,030	54,030
Loss before income tax expense	$(7,031)	$(9,869)	$(14,572)	$(19,693)

Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate to premiums earned by our title insurance operations. The decrease in net premiums earned is primarily due to a decrease in title insurance policies issued in the three and six month periods ended June 30, 2025 compared to the same periods in 2024.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other relates to loss provisions recorded by our title insurance operations. The increase in the provision for losses in the three and six month periods ended June 30, 2025 compared to the same periods in 2024 is primarily due to the impact of recent industry experience and trends on our IBNR reserves. Title insurance reserves were $18.7 million at both June 30, 2025 and December 31, 2024.
Other Underwriting and Operating Expenses
     Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$13,926	39%	$15,608	41%	$33,728	44%	$31,610	42%
Premium taxes	495	1%	370	1%	1,824	2%	496	1%
Other	21,333	60%	21,828	58%	40,733	54%	42,313	57%
Total other underwriting and operating expenses	$35,754	100%	$37,806	100%	$76,285	100%	$74,419	100%

Average number of employees during the period		257		228		278		232

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to decreases in stock based compensation expense as a result of provisions in certain equity grants that reduced the service period, resulting in higher expense in early 2025. Compensation and benefits increased during the six months ended June 30, 2025 compared to the same period in 2024 as a result of an increase in the average number of employees. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.
•Premium taxes increased during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to $1.0 million of net expense associated with prior year premium tax returns. Premium taxes were largely unchanged in the three months ended June 30, 2025 compared to the same period in 2024.
•Other expenses include title and settlement services direct cost, professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also includes premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Other expenses were largely unchanged in the three months ended June 30, 2025 compared to the same period in 2024 and decreased during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to decreases in title and settlement services direct cost and premiums retained by agents due to a decrease in title insurance policies issued 2025, partially offset by an increase in professional fees.

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

As of June 30, 2025, we had substantial liquidity with cash of $92.1 million, short-term investments of $583.0 million and fixed maturity investments of $5.4 billion. We also had $500 million available capacity under our Revolving Credit Facility. Cash and investments available for sale at the holding companies totaled $1.0 billion at June 30, 2025. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2025.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At June 30, 2025, Essent Guaranty had unassigned surplus of approximately $444.8 million. As of June 30, 2025, Essent Guaranty could pay additional ordinary dividends in 2025 of $365.5 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2025, Essent Re had total equity of $1.8 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. As of June 30, 2025, Essent Re could pay additional dividends in 2025 of $221.9 million without prior approval from the BMA.
At June 30, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$411,104	$405,626
Net cash used in investing activities	(48,576)	(255,272)
Net cash used in financing activities	(401,892)	(94,739)
Net (decrease) increase in cash	$(39,364)	$55,615

Operating Activities

Cash flow provided by operating activities totaled $411.1 million for the six months ended June 30, 2025, as compared to $405.6 million for the six months ended June 30, 2024. The increase in cash flow provided by operating activities was primarily due to increases in investment income.

Investing Activities

Cash flows used in investing activities totaled $48.6 million for the six months ended June 30, 2025 compared to $255.3 million for the six months ended June 30, 2024. The decrease in cash flows used in investing activities in the six months ended June 30, 2025 compared to six months ended June 30, 2024 were the result of maintaining higher cash balances to fund future financing activities. In the six months ended June 30, 2024 cash flow used in investing activities relates primarily to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $401.9 million and $94.7 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

Insurance Company Capital

We compute a risk-to-capital ratio for our U.S. mortgage insurance company on a separate company statutory basis. The risk-to-capital ratio is our net risk in force divided by our statutory capital. Our net risk in force represents risk in force net of reinsurance ceded, if any, and net of exposures on policies for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of 50% of net premiums earned. These contributions must generally be maintained for a period of ten years. However, with regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.

During the six months ended June 30, 2025 and 2024, no capital contributions were made to our U.S. mortgage insurance subsidiary and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $130 million and $107.5 million, respectively. During the six months ended June 30, 2025, and 2024, no capital contributions were made to Essent Title Insurance.

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

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2024. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. In April 2025, Essent entered into two excess of loss transactions, effective July 1 of each year, with panels of highly rated third-party reinsurers covering 20% of all eligible policies written by Essent Guaranty, Inc. in calendar years 2025 and 2026.

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of June 30, 2025:

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

During the first quarter of 2025, Essent also entered into a forward quota share transaction covering 25% of the risk of all eligible policies written by Essent Guaranty, Inc. in calendar year 2026.

Our risk-to-capital calculation for Essent Guaranty as of June 30, 2025 was as follows:

Statutory capital: ($ in thousands)
Policyholders’ surplus	$1,150,106
Contingency reserves	2,564,039
Statutory capital	$3,714,146
Net risk in force	$33,986,508
Risk-to-capital ratio	9.2:1

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
Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. In April 2025, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re to 50% effective January 1, 2025. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2025 will continue at the quota share percentage in effect at the time NIW was first ceded. During the six months ended June 30, 2025 and 2024, Essent Re paid $220 million and $125 million in dividends to Essent Group, respectively. Essent Group made no capital contributions to Essent Re during the six months ended June 30, 2025 and 2024. As of June 30, 2025, Essent Re had total stockholders’ equity of $1.8 billion and net risk in force of $24.8 billion.

Financial Strength Ratings

The insurer financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A2 with a stable outlook by Moody’s Investors Service (“Moody's”) (up from A3 with a positive outlook as a result of an upgrade by Moody’s announced on August 6, 2025), A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best. The insurer financial strength rating of Essent Re is A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best.

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of June 30, 2025, Essent Guaranty's Available Assets were $3.7 billion or 176% of its Minimum Required Assets of $2.1 billion based on our interpretation of the PMIERs.

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

Financial Condition

Stockholders’ Equity

As of June 30, 2025, stockholders’ equity was $5.7 billion, compared to $5.6 billion as of December 31, 2024. Stockholders' equity increased primarily due to net income generated in 2025 and a decrease in accumulated other comprehensive loss related to a decrease in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.

Investments

As of June 30, 2025 and December 31, 2024, investments totaled $6.3 billion and $6.2 billion, respectively. In addition, our total cash was $92.1 million as of June 30, 2025, compared to $131.5 million as of December 31, 2024.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$391,461	6.6%	$547,290	9.3%
U.S. agency mortgage-backed securities	1,172,715	19.7	1,125,436	19.2
Municipal debt securities(1)	600,618	10.0	583,501	9.9
Non-U.S. government securities	62,166	1.0	69,798	1.2
Corporate debt securities(2)	1,908,167	32.0	1,783,046	30.3
Residential and commercial mortgage securities	454,381	7.6	478,086	8.1
Asset-backed securities	796,065	13.4	631,959	10.8
Money market funds	580,964	9.7	657,605	11.2
Total Investments Available for Sale	$5,966,537	100.0%	$5,876,721	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	82.6%	83.3%
General obligation bonds	17.4	16.7
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	41.5%	41.8%
Consumer, non-cyclical	16.1	15.1
Utilities	8.7	8.7
Industrial	8.2	8.2
Technology	6.4	6.4
Consumer, cyclical	6.2	6.3
Communications	5.2	5.7
Energy	5.0	5.1
Basic Materials	2.7	2.7
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	June 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$816,766	15.2%	$2,513,014	48.1%
Aa1	1,815,159	33.7	101,809	2.0
Aa2	297,712	5.5	301,080	5.8
Aa3	289,201	5.3	271,069	5.2
A1	559,198	10.4	511,076	9.8
A2	461,980	8.6	411,999	7.9
A3	503,243	9.3	463,616	8.8
Baa1	210,077	3.9	218,454	4.2
Baa2	209,301	3.9	198,193	3.8
Baa3	149,083	2.8	151,729	2.9
Below Baa3	73,853	1.4	77,077	1.5
Total (2)	$5,385,573	100.0%	$5,219,116	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $580,964 and $657,605 of money market funds at June 30, 2025 and December 31, 2024, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,431,564	24.0%	$1,587,022	26.9%
1 to < 2 Years	605,824	10.2	544,630	9.3
2 to < 3 Years	472,256	7.9	473,301	8.1
3 to < 4 Years	526,581	8.8	445,614	7.6
4 to < 5 Years	595,792	10.0	546,414	9.3
5 or more Years	2,334,520	39.1	2,279,740	38.8
Total Investments Available for Sale	$5,966,537	100.0%	$5,876,721	100.0%

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2025, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.2 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2025, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.4% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2025.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2025	1,106,146	$55.37	1,102,525
May 1 - May 31, 2025	964,205	$58.41	964,205
June 1 - June 30, 2025	904,049	$59.62	904,049
Total	2,974,400		2,970,779	$318,784

(1)During the three months ended June 30, 2025, the Company repurchased 2,970,779 common shares at a total cost of $171.3 million. The remaining $318.8 million in the table represents the amount available to repurchase shares under the February 2025 share repurchase authorization as of June 30, 2025. In July 2025, we repurchased 1,024,539 shares for $58.8 million, leaving approximately $260.0 million remaining for repurchases as of July 31, 2025.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 8, 2025	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2025	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)