Form 10-Q
period 2025-09-30
Essent Group Ltd.
filed 2025-11-07
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of October 31, 2025 was 96,665,101.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2025	2024
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2025 — $5,643,163; 2024 — $5,467,238)	$5,449,789	$5,112,697
Short-term investments available for sale, at fair value (amortized cost: 2025 — $640,076; 2024 — $763,780)	640,076	764,024
Total investments available for sale	6,089,865	5,876,721
Other invested assets	370,072	303,900
Total investments	6,459,937	6,180,621
Cash	91,411	131,480
Accrued investment income	43,004	43,732
Accounts receivable	53,674	55,564
Deferred policy acquisition costs	9,191	9,653
Property and equipment (at cost, less accumulated depreciation of $75,113 in 2025 and $72,270 in 2024)	49,956	41,871
Prepaid federal income tax	490,456	489,600
Goodwill and acquired intangible assets, net	78,504	79,556
Other assets	75,866	79,572
Total assets	$7,351,999	$7,111,649

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$397,138	$328,866
Unearned premium reserve	96,581	115,983
Net deferred tax liability	438,187	392,428
Senior Notes due 2029, net	494,965	493,959
Other liabilities	186,154	176,755
Total liabilities	1,613,025	1,507,991
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 97,497 shares in 2025 and 105,015 shares in 2024	1,462	1,575
Additional paid-in capital	770,561	1,214,956
Accumulated other comprehensive loss	(165,425)	(303,984)
Retained earnings	5,132,376	4,691,111
Total stockholders’ equity	5,738,974	5,603,658
Total liabilities and stockholders’ equity	$7,351,999	$7,111,649

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Net premiums written	$241,828	$242,965	$721,587	$727,071
Decrease in unearned premiums	4,504	5,971	19,402	19,346
Net premiums earned	246,332	248,936	740,989	746,417
Net investment income	59,795	57,340	177,294	165,511
Realized investment gains (losses), net	(425)	68	(735)	(2,236)
Income from other invested assets	1,770	2,820	13,644	486
Other income	4,358	7,414	17,339	17,699
Total revenues	311,830	316,578	948,531	927,877

Losses and expenses:
Provision for losses and LAE	44,922	30,666	93,264	40,245
Other underwriting and operating expenses	59,498	66,881	193,387	199,923
Interest expense	8,251	11,457	24,547	27,168
Total losses and expenses	112,671	109,004	311,198	267,336

Income before income taxes	199,159	207,574	637,333	660,541
Income tax expense	34,944	31,399	102,346	99,038
Net income	$164,215	$176,175	$534,987	$561,503

Earnings per share:
Basic	$1.69	$1.67	$5.35	$5.32
Diluted	1.67	1.65	5.29	5.26

Weighted average shares outstanding:
Basic	97,400	105,266	100,086	105,539
Diluted	98,519	106,554	101,155	106,700

Net income	$164,215	$176,175	$534,987	$561,503

Other comprehensive income:
Change in unrealized appreciation of investments, net of tax expense of $9,000 and $20,049 in the three months ended September 30, 2025 and 2024, and $22,365 and $15,335 in the nine months ended September 30, 2025 and 2024, respectively.	50,241	117,358	138,559	90,217
Total other comprehensive income	50,241	117,358	138,559	90,217
Comprehensive income	$214,456	$293,533	$673,546	$651,720

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Common Shares
Balance, beginning of period	$1,493	$1,596	$1,575	$1,599
Issuance of management incentive shares	—	—	8	8
Forfeiture of management incentive shares	—	—	(1)	(1)
Cancellation of treasury stock	(31)	(3)	(120)	(13)
Balance, end of period	1,462	1,593	1,462	1,593
Additional Paid-In Capital
Balance, beginning of period	888,337	1,278,918	1,214,956	1,299,869
Dividends and dividend equivalents declared	468	523	1,137	1,326
Issuance of management incentive shares	—	—	(8)	(8)
Forfeiture of management incentive shares	—	—	1	1
Stock-based compensation expense	3,862	6,776	16,804	20,568
Cancellation of treasury stock	(122,106)	(9,645)	(462,329)	(45,184)
Balance, end of period	770,561	1,276,572	770,561	1,276,572
Accumulated Other Comprehensive Loss
Balance, beginning of period	(215,666)	(307,637)	(303,984)	(280,496)
Other comprehensive income	50,241	117,358	138,559	90,217
Balance, end of period	(165,425)	(190,279)	(165,425)	(190,279)
Retained Earnings
Balance, beginning of period	4,998,684	4,406,913	4,691,111	4,081,578
Net income	164,215	176,175	534,987	561,503
Dividends and dividend equivalents declared	(30,523)	(29,989)	(93,722)	(89,982)
Balance, end of period	5,132,376	4,553,099	5,132,376	4,553,099
Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(122,137)	(9,648)	(462,449)	(45,197)
Cancellation of treasury stock	122,137	9,648	462,449	45,197
Balance, end of period	—	—	—	—
Total Stockholders' Equity	$5,738,974	$5,640,985	$5,738,974	$5,640,985

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating Activities
Net income	$534,987	$561,503
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	735	2,236
Income from other invested assets	(13,644)	(486)
Distribution of income from other invested assets	8,500	6,404
Depreciation and amortization	3,979	4,352
Loss on disposal of property and equipment	66	—
Stock-based compensation expense	16,804	20,568
Amortization of premium on investment securities	10,511	14,955
Deferred income tax provision	23,394	29,942
Change in:
Accrued investment income	728	(4,764)
Accounts receivable	1,922	8,659
Deferred policy acquisition costs	462	(352)
Prepaid federal income tax	(856)	(23,710)
Other assets	(2,574)	(1,185)
Reserve for losses and LAE	68,272	28,221
Unearned premium reserve	(19,402)	(19,346)
Other accrued liabilities	(6,923)	7,830
Net cash provided by operating activities	626,961	634,827

Investing Activities
Net change in short-term investments	123,947	(101,900)
Purchase of investments available for sale	(810,914)	(1,094,973)
Proceeds from maturity and paydowns of investments available for sale	630,876	328,950
Proceeds from sales of investments available for sale	10,397	298,571
Purchase of other invested assets	(63,685)	(27,590)
Return of investment from other invested assets	2,657	3,966
Purchase of property and equipment	(6,224)	(6,045)
Net cash used in investing activities	(112,946)	(599,021)

Financing Activities
Issuance of senior notes	—	498,160
Credit facility repayments	—	(425,000)
Treasury stock acquired	(461,499)	(45,197)
Payment of debt issuance costs	—	(7,594)
Dividends paid	(92,585)	(88,656)
Net cash used in financing activities	(554,084)	(68,287)

Net decrease in cash	(40,069)	(32,481)
Cash at beginning of year	131,480	141,787
Cash at end of period	$91,411	$109,306

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(90,531)	$(72,338)
Interest payments	(31,250)	(17,196)

Noncash Transactions
Excise taxes payable for share repurchases	$950	$—
Property & equipment included in other liabilities	3,678	—
Lease liabilities arising from obtaining right-of-use assets	4,818	—

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

As a result of our acquisitions of Agents National Title Insurance Company (renamed Essent Title Insurance, Inc. effective January 1, 2025) and Boston National Holdings LLC on July 1, 2023, we now offer title insurance products and title and settlement services. Our title insurance operations are headquartered in Radnor, Pennsylvania, with additional locations in Columbia, Missouri and Pittsburgh, Pennsylvania.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have one reportable business segment: Mortgage Insurance. Our Mortgage Insurance segment offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. We provide private mortgage insurance on residential first-lien mortgage loans (“U.S. mortgage insurance”) through our U.S. mortgage insurance subsidiary, Essent Guaranty, and also offer other credit risk management solutions, including contract underwriting, to our customers. Through our Bermuda-based reinsurance subsidiary, Essent Re, we reinsure U.S. mortgage risk primarily through the GSE credit risk transfer market (“GSE and other mortgage risk share”) and provide underwriting consulting services to third-party reinsurers.
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2025 prior to the issuance of these condensed consolidated financial statements.
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
In September 2025, the FASB issued Accounting Standard Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 clarify and refine the criteria for capitalizing costs related to internal-use software. Under the new guidance, capitalization is permitted when both of the following conditions are met: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal periods beginning after December 15, 2027, and interim periods thereafter. The Company is currently evaluating the impact that the ASU will have on our consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2025 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$388,029	$1,890	$(7,128)	$382,791
U.S. agency mortgage-backed securities	1,256,150	5,455	(82,914)	1,178,691
Municipal debt securities(1)	646,318	4,757	(37,986)	613,089
Non-U.S. government securities	71,725	20	(8,603)	63,142
Corporate debt securities (2)	1,970,553	16,814	(56,447)	1,930,920
Residential and commercial mortgage securities	488,453	1,095	(26,204)	463,344
Asset-backed securities	821,935	3,815	(7,938)	817,812
Money market funds	640,076	—	—	640,076
Total investments available for sale	$6,283,239	$33,846	$(227,220)	$6,089,865

December 31, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$561,853	$325	$(14,888)	$547,290
U.S. agency mortgage-backed securities	1,249,259	42	(123,865)	1,125,436
Municipal debt securities (1)	631,015	1,596	(49,110)	583,501
Non-U.S. government securities	81,631	—	(11,833)	69,798
Corporate debt securities (2)	1,887,647	1,064	(105,665)	1,783,046
Residential and commercial mortgage securities	519,613	527	(42,054)	478,086
Asset-backed securities	642,395	601	(11,037)	631,959
Money market funds	657,605	—	—	657,605
Total investments available for sale	$6,231,018	$4,155	$(358,452)	$5,876,721

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	81.3%	83.3%
General obligation bonds	18.7	16.7
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	41.9%	41.8%
Consumer, non-cyclical	16.5	15.1
Industrial	8.3	8.2
Utilities	8.2	8.7
Technology	6.5	6.4
Consumer, cyclical	6.0	6.3
Communications	5.0	5.7
Energy	4.9	5.1
Basic Materials	2.7	2.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$140,056	$137,943
Due after 1 but within 5 years	210,066	209,870
Due after 5 but within 10 years	23,405	22,195
Due after 10 years	14,502	12,783
Subtotal	388,029	382,791
Municipal debt securities:
Due in 1 year	19,761	19,689
Due after 1 but within 5 years	90,903	89,416
Due after 5 but within 10 years	148,128	142,643
Due after 10 years	387,526	361,341
Subtotal	646,318	613,089
Non-U.S. government securities:
Due in 1 year	6,075	6,028
Due after 1 but within 5 years	25,922	25,520
Due after 5 but within 10 years	7,691	6,780
Due after 10 years	32,037	24,814
Subtotal	71,725	63,142
Corporate debt securities:
Due in 1 year	150,218	149,673
Due after 1 but within 5 years	631,054	618,712
Due after 5 but within 10 years	998,984	996,383
Due after 10 years	190,297	166,152
Subtotal	1,970,553	1,930,920
U.S. agency mortgage-backed securities	1,256,150	1,178,691
Residential and commercial mortgage securities	488,453	463,344
Asset-backed securities	821,935	817,812
Money market funds	640,076	640,076
Total investments available for sale	$6,283,239	$6,089,865

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Realized gross gains	$40	$360	$59	$415
Realized gross losses	(425)	(292)	(754)	(2,128)
Impairment loss	(40)	—	(40)	(523)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2025 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$15,373	$(97)	$206,912	$(7,031)	$222,285	$(7,128)
U.S. agency mortgage-backed securities	122,399	(1,534)	654,260	(81,380)	776,659	(82,914)
Municipal debt securities	111,110	(2,420)	286,020	(35,566)	397,130	(37,986)
Non-U.S. government securities	—	—	57,173	(8,603)	57,173	(8,603)
Corporate debt securities	152,570	(1,704)	746,781	(54,743)	899,351	(56,447)
Residential and commercial mortgage securities	42,064	(950)	365,795	(25,254)	407,859	(26,204)
Asset-backed securities	103,130	(1,636)	141,166	(6,302)	244,296	(7,938)
Total	$546,646	$(8,341)	$2,458,107	$(218,879)	$3,004,753	$(227,220)

	Less than 12 months		12 months or more		Total
December 31, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$141,789	$(1,620)	$279,143	$(13,268)	$420,932	$(14,888)
U.S. agency mortgage-backed securities	476,695	(13,028)	629,036	(110,837)	1,105,731	(123,865)
Municipal debt securities	204,810	(5,688)	282,312	(43,422)	487,122	(49,110)
Non-U.S. government securities	4,146	(262)	65,652	(11,571)	69,798	(11,833)
Corporate debt securities	898,449	(25,547)	725,148	(80,118)	1,623,597	(105,665)
Residential and commercial mortgage securities	39,931	(1,168)	421,891	(40,886)	461,822	(42,054)
Asset-backed securities	188,475	(2,701)	164,683	(8,336)	353,158	(11,037)
Total	$1,954,295	$(50,014)	$2,567,865	$(308,438)	$4,522,160	$(358,452)

At September 30, 2025 and December 31, 2024, we held 1,807 and 2,481 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at September 30, 2025 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 99% of the securities at September 30, 2025 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There was less than $40 thousand of impairments recorded in the three and nine months ended September 30, 2025 and $0.5 million recorded during the three and nine months ended September 30, 2024, due to our intent to sell securities in an unrealized loss position.

The Company's other invested assets at September 30, 2025 and December 31, 2024 totaled $370.1 million and $303.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $178.1 million as of September 30, 2025 and $171.7 million as of December 31, 2024. The majority of these investments were in limited partnerships invested primarily in real estate and technology. At September 30, 2025, maximum future funding commitments were $42.5 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.7 million at September 30, 2025 and $9.3 million at December 31, 2024. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at September 30, 2025 and $983.5 million at December 31, 2024. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $5.1 million at September 30, 2025 and $9.3 million at December 31, 2024.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Fixed maturities	$54,940	$44,828	$162,372	$136,485
Short-term investments	6,540	13,786	20,088	32,759
Gross investment income	61,480	58,614	182,460	169,244
Investment expenses	(1,685)	(1,274)	(5,166)	(3,733)
Net investment income	$59,795	$57,340	$177,294	$165,511

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

The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net premiums written:
Direct	$280,796	$277,754	$828,062	$819,595
Ceded (1)	(38,968)	(34,789)	(106,475)	(92,524)
Net premiums written	$241,828	$242,965	$721,587	$727,071

Net premiums earned:
Direct	$285,300	$283,725	$847,464	$838,941
Ceded (1)	(38,968)	(34,789)	(106,475)	(92,524)
Net premiums earned	$246,332	$248,936	$740,989	$746,417

(1)Net of profit commission.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quota Share Reinsurance

    Essent Guaranty has entered into quota share reinsurance agreements with panels of third-party reinsurers ("QSR" agreements). Each of the third-party reinsurers has a financial strength rating of A- or better by S&P Global Ratings, A.M. Best Ratings Services, Inc. or both. Under each QSR agreement, Essent Guaranty will cede premiums earned on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specified ceding commission, and a profit commission that varies directly and inversely with ceded claims. Essent Guaranty has certain termination rights under each QSR agreement, including the option to terminate each QSR agreement subject to a termination fee.

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of September 30, 2025:

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
Total risk in force (RIF) ceded under the QSR agreements was $9.9 billion as of September 30, 2025. During the first quarter of 2025, Essent also entered into a forward quota share transaction covering 25% of the risk of all eligible policies written by Essent Guaranty, Inc. in calendar year 2026.

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

Essent Guaranty has also entered into reinsurance agreements with panels of reinsurers that provide excess of loss coverage on new insurance written from January 1, 2018 through August 31, 2019 and from October 1, 2021 through December 31, 2025. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts. Essent Guaranty has rights to terminate these reinsurance agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of September 30, 2025:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$19,739,682	$5,468,250	$114,739	$276,517	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	25,483,612	7,221,803	209,214	273,314	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	25,108,189	6,942,042	140,407	295,115	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	25,659,356	7,054,365	227,315	274,987	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	26,433,237	7,318,400	282,240	255,938	September 25, 2029
Total		$122,424,076	$34,004,860	$973,915	$1,375,871

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of September 30, 2025:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	$3,917,343	$1,034,525	$76,144	$241,999	February 25, 2026
XOL 2020-1	Jan. 2019 - Aug. 2019	5,062,931	1,340,666	29,152	210,860	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	57,047,820	15,687,589	141,992	480,893	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	33,592,906	9,329,166	36,627	361,520	January 1, 2029
XOL 2024-1	Jan. 2024 - Dec. 2024	37,239,040	10,243,450	58,005	330,808	January 1, 2030
XOL 2025-1	Jan. 2025 - Dec. 2025	33,292,085	8,918,226	62,428	265,700	January 1, 2031
Total		$170,152,125	$46,553,622	$404,348	$1,891,780

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

benefits that could be potentially significant to these entities, the Radnor Re entities are not consolidated in these financial statements.

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of September 30, 2025:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$114,739	$(5,637)	$7	$(5,630)
Radnor Re 2021-2 Ltd.	209,214	(6,301)	32	(6,269)
Radnor Re 2022-1 Ltd.	140,407	(403)	23	(380)
Radnor Re 2023-1 Ltd.	227,315	56	40	96
Radnor Re 2024-1 Ltd.	282,240	35	62	97
Total	$973,915	$(12,250)	$164	$(12,086)

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

(In thousands)	2025	2024
Reserve for losses and LAE at beginning of period	$328,866	$260,095
Less: Reinsurance recoverables	36,754	24,104
Net reserve for losses and LAE at beginning of period	292,112	235,991
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	159,447	124,180
Prior years	(66,183)	(83,935)
Net incurred losses and LAE during the current period	93,264	40,245
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	918	1,824
Prior years	35,376	17,062
Net loss and LAE payments during the current period	36,294	18,886
Net reserve for losses and LAE at end of period	349,082	257,350
Plus: Reinsurance recoverables	48,056	30,966
Reserve for losses and LAE at end of period	$397,138	$288,316

For the nine months ended September 30, 2025, $35.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been $66.2 million of favorable prior year development during the nine months ended September 30, 2025. Net reserves remaining as of September 30, 2025 for prior years are $190.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2024, $17.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was $83.9 million of favorable prior year development during the nine months ended September 30, 2024. Net reserves remaining as of September 30, 2024 for prior years were $135.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default at December 31, 2024 included 2,119 defaults that we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies. As of September 30, 2025, the reserves established for the Hurricane Milton and Helene defaults are materially unchanged from December 31, 2024 as this amount continues to be our best estimate of the ultimate losses to be incurred for claims associated with those defaults.
In January 2025, several wildfires caused property damage in Southern California. Our insurance in force in areas with Federal Emergency Management Agency ("FEMA") disaster declarations at the time these wildfires occurred was less than 0.1% of our total insurance in force. These wildfires have not materially affected our reserves as of September 30, 2025.
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, the Federal Reserve reduced the target federal funds rate by 100 basis points in 2024 and by another 25 basis points in the three and nine months ended September 30, 2025. Mortgage interest rates remain elevated which has reduced home sale activity and may affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated mortgage interest rates on home sale activity, housing inventory and home prices.

Note 6. Debt Obligations

Credit Facility

Through June 30, 2024, Essent Group and its subsidiaries, Essent Irish Intermediate Holdings Limited and Essent US Holdings, Inc. (collectively, the "Borrowers"), were parties to a five-year secured credit facility with a committed capacity of $825 million (the "Existing Credit Facility"). The Existing Credit Facility also provided for up to $175 million aggregate principal amount of uncommitted incremental term loan and/or revolving credit facilities that may be exercised at the Borrowers’ option so long as the Borrowers receive commitments from the lenders. Borrowings under the Existing Credit Facility may have been used for working capital and general corporate purposes, including, without limitation, capital contributions to Essent’s insurance and reinsurance subsidiaries. Borrowings accrued interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. A commitment fee was due quarterly on the average daily amount of the undrawn revolving commitment. The applicable margin and the commitment fee were based on the senior unsecured debt rating or long-term issuer rating of Essent Group to the extent available, or the financial strength rating of Essent Guaranty. The obligations under the Existing Credit Facility were secured by certain assets of the Borrowers, excluding the stock and assets of its insurance and reinsurance subsidiaries. The Credit Facility contained several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs (see Note 14). As of June 30, 2024, the Company was in compliance with the covenants and $425 million had been borrowed under the term loan portion of the Existing Credit Facility with a weighted average interest rate of 7.07%.

On July 1, 2024, Essent Group completed an underwritten public offering of $500 million principal amount of 6.25% Senior Notes due 2029 (the “Senior Notes"). Interest on the Senior Notes will be payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Senior Notes will mature on July 1, 2029. At any time prior to June 1, 2029 (one month prior to the maturity date), the Company may redeem the Senior Notes, at its option, in whole or in part, at any time and from time to time, at a redemption price described in the Supplemental Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time and from time to time on or after June 1, 2029, the Company may

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

redeem, at its option, in whole or in part, the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The net proceeds from the sale of the Senior Notes, after deducting the underwriting discounts, commissions and offering expenses, were approximately $495.3 million. The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility described above, and used the remaining net proceeds for general corporate purposes.

On July 1, 2024, concurrently with the closing of the Offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of its Existing Credit Agreement, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Existing Credit Facility. Under the Revolving Credit Agreement, the Refinancing Agreement Revolving Lenders (as defined therein) agreed to provide the Company with a five-year unsecured revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”). A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate at September 30, 2025 was 0.175%, down from 0.225% as of June 30, 2025 due to the upgrade to our senior unsecured debt rating by Moody’s in August 2025. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders.
The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.4 million and $1.7 million and deferred issuance costs of $3.7 million and $4.4 million as of September 30, 2025 and December 31, 2024, respectively.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. We paid less than $0.1 million in the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2025 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2025, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2025	2024
March 31	$0.31	$0.28
June 30	0.31	0.28
September 30	0.31	0.28
December 31	—	0.28
Total dividends per common share declared and paid	$0.93	$1.12

In November 2025, the Board of Directors declared a quarterly cash dividend of $0.31 per common share payable on December 10, 2025 to shareholders of record on December 1, 2025.

Share Repurchase Plan
In October 2023, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. Through the year ended December 31, 2024, the Company repurchased 1,859,695 common shares at a cost of $102.7 million. In February 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2026. From January 1, 2025 through September 30, 2025 the Company purchased 7,816,739 common shares at a cost of $450.6 million. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2025. In November 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2027.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of September 30, 2025, there were 3.0 million common shares available for future grant under the 2013 Plan.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the nine months ended September 30, 2025:

	2025
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	837	$16.09	127	$48.27	67	$19.15	763	$46.88	67	$51.25
Granted	236	23.00	53	57.11	44	23.00	138	58.19	26	59.19
Vested	(246)	14.83	(67)	47.13	(4)	15.35	(232)	44.97	(28)	49.18
Forfeited	(47)	14.83	—	—	(4)	20.38	(117)	50.00	(7)	51.30
Outstanding at end of period	780	$18.66	113	$53.07	103	$20.92	552	$49.86	58	$55.62

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2023, 2024 and 2025 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk-neutral simulation taking into effect the vesting conditions of the grant.

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $33.0 million and $24.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $21.0 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2025 and we expect to recognize the expense over a weighted average period of 2.18 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 207,560 in the nine months ended September 30, 2025. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2025.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Compensation expense	$3,862	$6,776	$16,804	$20,568
Income tax benefit	734	1,355	3,303	4,133

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At September 30, 2025, Essent Guaranty had unassigned surplus of approximately $432.3 million. As of September 30, 2025, Essent Guaranty could pay additional ordinary dividends in 2025 of $280.5 million. In the three and nine months ended September 30, 2025, Essent Guaranty paid dividends of $85 million and $215 million, respectively, to its parent, Essent US Holdings, Inc. In the three and nine months ended September 30, 2024, Essent Guaranty paid dividends of $58 million and $165.5 million, respectively, to its parent, Essent US Holdings, Inc.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2025, Essent Re had total equity of $1.7 billion. In the three and nine months ended September 30, 2025, Essent Re paid dividends of $120 million and $340 million, respectively, to its parent, Essent Group Ltd. In the three and nine months ended September 30, 2024, Essent Re paid dividends of $87.5 million and $212.5 million, respectively, to its parent, Essent Group Ltd.

At September 30, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$164,215	$176,175	$534,987	$561,503

Basic weighted average shares outstanding	97,400	105,266	100,086	105,539
Dilutive effect of nonvested shares	1,119	1,288	1,069	1,161
Diluted weighted average shares outstanding	98,519	106,554	101,155	106,700

Basic earnings per share	$1.69	$1.67	$5.35	$5.32
Diluted earnings per share	$1.67	$1.65	$5.29	$5.26

There were 5,847 and 2,842 antidilutive shares for the three months ended September 30, 2025 and 2024, respectively, and 47,223 and 69,021 antidilutive shares for the nine months ended September 30, 2025 and 2024, respectively

Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2025, 2024 and 2023 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period:

	2025 Performance-Based Grants		2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
September 30, 2025	200%	100%	134%	67%	197%	98.5%	(1)	(1)
September 30, 2024			181%	90.5%	200%	100%	200%	100%
(1) The 2022 performance based awards vested at 168% relative to target on March 1, 2025.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(252,615)	$36,949	$(215,666)	$(354,847)	$47,210	$(307,637)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	58,816	(8,916)	49,900	137,475	(20,064)	117,411
Less: Reclassification adjustment for (gains) losses included in net income (1)	425	(84)	341	(68)	15	(53)
Net unrealized gains (losses) on investments	59,241	(9,000)	50,241	137,407	(20,049)	117,358
Other comprehensive income (loss)	59,241	(9,000)	50,241	137,407	(20,049)	117,358
Balance at end of period	$(193,374)	$27,949	$(165,425)	$(217,440)	$27,161	$(190,279)

	Nine Months Ended September 30,
	2025			2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(354,298)	$50,314	$(303,984)	$(322,992)	$42,496	$(280,496)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	160,189	(22,220)	137,969	103,316	(14,922)	88,394
Less: Reclassification adjustment for (gains) losses included in net income (1)	735	(145)	590	2,236	(413)	1,823
Net unrealized gains (losses) on investments	160,924	(22,365)	138,559	105,552	(15,335)	90,217
Other comprehensive income (loss)	160,924	(22,365)	138,559	105,552	(15,335)	90,217
Balance at end of period	$(193,374)	$27,949	$(165,425)	$(217,440)	$27,161	$(190,279)

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

September 30, 2025 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$382,791	$—	$—	$382,791
U.S. agency mortgage-backed securities	—	1,178,691	—	1,178,691
Municipal debt securities	—	613,089	—	613,089
Non-U.S. government securities	—	63,142	—	63,142
Corporate debt securities	—	1,930,920	—	1,930,920
Residential and commercial mortgage securities	—	463,344	—	463,344
Asset-backed securities	—	817,812	—	817,812
Money market funds	640,076	—	—	640,076
Total assets at fair value (1) (2)	$1,022,867	$5,066,998	$—	$6,089,865

December 31, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$547,290	$—	$—	$547,290
U.S. agency mortgage-backed securities	—	1,125,436	—	1,125,436
Municipal debt securities	—	583,501	—	583,501
Non-U.S. government securities	—	69,798	—	69,798
Corporate debt securities	—	1,783,046	—	1,783,046
Residential and commercial mortgage securities	—	478,086	—	478,086
Asset-backed securities	—	631,959	—	631,959
Money market funds	657,605	—	—	657,605
Total assets at fair value (1) (2)	$1,204,895	$4,671,826	$—	$5,876,721

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Not Carried at Fair Value

Our senior notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our senior notes was $495.0 million and $524.1 million, respectively, as of September 30, 2025. The carrying amount and estimated fair value of our senior notes was $494.0 million and $510.8 million, respectively, as of December 31, 2024. The fair value of our senior notes is estimated based on quoted market prices.

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s statutory net income for the nine months ended September 30, 2025 and 2024 as well as statutory surplus and contingency reserve liability at September 30, 2025 and December 31, 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Essent Guaranty
Statutory net income	$361,056	$377,737

	September 30,	December 31,
(In thousands)	2025	2024
Essent Guaranty
Statutory surplus	$1,137,620	$1,101,894
Contingency reserve liability	2,594,844	2,492,487

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

At September 30, 2025 and December 31, 2024, the statutory capital of Essent Guaranty, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy its regulatory requirements.

Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ending March 31, 2025, and will become fully effective on September 30, 2026. As of September 30, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the nine months ended September 30, 2025, Essent Guaranty increased its contingency reserve by $102.4 million. During the nine months ended September 30, 2025 and 2024, Essent Guaranty released contingency reserves of $107.7 million and $69.9 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At September 30, 2025, all such requirements were met.

Essent Re's statutory capital and surplus was $1.7 billion as of September 30, 2025 and $1.8 billion as of December 31, 2024. Essent Re's statutory net income was $235.4 million and $248.8 million for the nine months ended September 30, 2025 and 2024, respectively. Statutory capital and surplus as of September 30, 2025 and December 31, 2024 and statutory net income in the nine months ended September 30, 2025 and 2024 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15. Segment Reporting
We have one reportable business segment: Mortgage Insurance. Our Mortgage Insurance segment offers private mortgage insurance and reinsurance for mortgages secured by residential properties located in the United States. We provide private mortgage insurance on residential first-lien mortgage loans (“U.S. mortgage insurance”) through our U.S. mortgage insurance subsidiary, Essent Guaranty, and also offer other credit risk management solutions, including contract underwriting, to our customers. Through our Bermuda-based reinsurance subsidiary, Essent Re, we reinsure U.S. mortgage risk primarily through the GSE credit risk transfer market (“GSE and other mortgage risk share”) and provide underwriting consulting services to third-party reinsurers. Our U.S. mortgage insurance business and GSE and other mortgage risk share business each represent operating segments that we have aggregated as one reportable segment based on their shared economic characteristics and the similarities between the two operating segments.
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
As of September 30, 2025 and December 31, 2024, all goodwill is assigned to our Title operating segment, which is included in our Corporate & Other category. Goodwill was $48.8 million at both September 30, 2025 and December 31, 2024. Goodwill decreased by $1.2 million during the nine months ended September 30, 2024 as a result of measurement period adjustments.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In thousands)	Mortgage Insurance	Corporate & Other	Consolidated	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$231,628	$14,704	$246,332	$231,249	$17,687	$248,936
Net investment income	49,568	10,227	59,795	46,241	11,099	57,340
Realized investment gains (losses), net	(427)	2	(425)	73	(5)	68
Income (loss) from other invested assets	(605)	2,375	1,770	3,132	(312)	2,820
Other income	2,391	1,967	4,358	3,706	3,708	7,414
Total revenues	282,555	29,275	311,830	284,401	32,177	316,578

Losses and expenses:
Provision for losses and LAE	44,177	745	44,922	29,816	850	30,666

Compensation and benefits	16,568	12,608	29,176	17,656	16,136	33,792
Premium and other taxes	6,018	(88)	5,930	5,863	432	6,295
Ceding commission	(6,942)	47	(6,895)	(6,433)	—	(6,433)
Other underwriting and operating expenses	10,949	20,338	31,287	10,798	22,429	33,227
Net operating expenses before allocations	26,593	32,905	59,498	27,884	38,997	66,881
Corporate expense allocations	7,583	(7,583)	—	10,672	(10,672)	—
Operating expenses after allocations	34,176	25,322	59,498	38,556	28,325	66,881
Interest expense	—	8,251	8,251	—	11,457	11,457
Income (loss) before income taxes	$204,202	$(5,043)	$199,159	$216,029	$(8,455)	$207,574

Loss ratio (1)	19.1%			12.9%
Expense ratio (2)	14.8%			16.7%
Combined ratio	33.9%			29.6%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(In thousands)	Mortgage Insurance	Corporate & Other	Consolidated	Mortgage Insurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$699,165	$41,824	$740,989	$696,813	$49,604	$746,417
Net investment income	146,090	31,204	177,294	137,150	28,361	165,511
Realized investment losses, net	(652)	(83)	(735)	(2,223)	(13)	(2,236)
Income (loss) from other invested assets	6,223	7,421	13,644	4,246	(3,760)	486
Other income	10,415	6,924	17,339	10,268	7,431	17,699
Total revenues	861,241	87,290	948,531	846,254	81,623	927,877

Losses and expenses:
Provision for losses and LAE	90,258	3,006	93,264	37,928	2,317	40,245

Compensation and benefits	53,251	46,336	99,587	54,119	47,746	101,865
Premium and other taxes	17,592	1,736	19,328	17,039	928	17,967
Ceding commission	(20,360)	47	(20,313)	(17,701)	—	(17,701)
Other underwriting and operating expenses	33,714	61,071	94,785	33,050	64,742	97,792
Net operating expenses before allocations	84,197	109,190	193,387	86,507	113,416	199,923
Corporate expense allocations	29,838	(29,838)	—	33,130	(33,130)	—
Operating expenses after allocations	114,035	79,352	193,387	119,637	80,286	199,923
Interest expense	—	24,547	24,547	—	27,168	27,168
Income (loss) before income taxes	$656,948	$(19,615)	$637,333	$688,689	$(28,148)	$660,541

Loss ratio (1)	12.9%			5.4%
Expense ratio (2)	16.3%			17.2%
Combined ratio	29.2%			22.6%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the “Selected Financial Data” and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2024 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have one reportable segment: Mortgage Insurance.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $12.2 billion and $34.7 billion for the three and nine months ended September 30, 2025, respectively, compared to approximately $12.5 billion and $33.3 billion for the three and nine months ended September 30, 2024, respectively. The financial strength ratings of Essent Guaranty are A2 with a stable outlook by Moody’s Ratings (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best Ratings Services, Inc. ("AM Best").
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and provide underwriting consulting services to third-party reinsurers. As of September 30, 2025, Essent Re provided insurance or reinsurance relating to GSE and other mortgage risk share and other reinsurance transactions covering approximately $2.2 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. The financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by AM Best.
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
We have a highly experienced, talented team with 510 employees as of September 30, 2025. Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
Current Developments
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, the Federal Reserve reduced the target federal funds rate by 100 basis points in 2024 and by another 25 basis points in the three and nine months ended September 30, 2025. Mortgage interest rates, however, remain elevated, which has reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, NIW and title insurance and settlement service transactions. Higher interest rates have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.
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
In January 2025, several wildfires caused property damage in Southern California. Our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations at the time of these wildfires was less than 0.1% of our total insurance in force. These wildfires are not expected to have a material impact on our reserves.
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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2025 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2025 and 2024, monthly premium policies comprised 99% and 98% of our NIW, respectively.

Premiums associated with our GSE and other mortgage risk share transactions are based on the level of risk in force and premium rates on the transactions.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 86.0% at September 30, 2025. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2025. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Income from Other Invested Assets

As part of our overall investment strategy, we also allocate a relatively small percentage of our portfolio to limited partnership investments and traditional venture capital and private equity investments. The results of these investing activities are reported in income from other invested assets. These investments are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Fluctuations in the fair value of these entities may increase the volatility of the Company’s reported results of operations.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of September 30, 2025, 45% of our IIF relates to business written since January 1, 2023 and was less than three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio continues to season. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2025, 45% of our IIF relates to business written since January 1, 2023 and was less than three years old. Although the claims experience on new insurance written by us to date has been favorable, we expect incurred losses and claims to increase as a greater amount of this book of insurance reaches its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of subsequent reductions in inflation rates, the Federal Reserve reduced the target federal funds rate by 100 basis points in 2024 and by another 25 basis points in the three and nine months ended September 30, 2025. Mortgage interest rates, however, have remained elevated, which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default at December 31, 2024 included 2,119 defaults that we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies. As of September 30, 2025, the reserves established for the Hurricane Milton and Helene defaults are materially unchanged from December 31, 2024 as this amount continues to be our best estimate of the ultimate losses to be incurred for claims associated with those defaults.
In January 2025, several wildfires caused property damage in Southern California. Our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations at the time of these wildfires was less than 0.1% of our total insurance in force. These wildfires are not expected to have a material impact on our reserves.
As more fully described in Note 4 to our condensed consolidated financial statements, at September 30, 2025, we had approximately $1.4 billion of excess of loss reinsurance covering NIW from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2025 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2025. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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
 Our most significant expense is compensation and benefits for our employees, which represented 49% and 51% of other underwriting and operating expenses for the three and nine months ended September 30, 2025, respectively, compared to 51% and 51% of other underwriting and operating expenses for the three and nine months ended September 30, 2024, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2025 and 2024 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
IIF, beginning of period	$246,797,619	$240,669,165	$243,645,423	$239,078,262
NIW - Flow	12,233,252	12,513,695	34,723,319	33,340,364
Cancellations	(10,222,530)	(10,206,817)	(29,560,401)	(29,442,583)
IIF, end of period	$248,808,341	$242,976,043	$248,808,341	$242,976,043
Average IIF during the period	$247,821,046	$242,065,632	$245,880,738	$240,165,132
RIF, end of period	$56,940,929	$55,915,640	$56,940,929	$55,915,640

The following is a summary of our IIF at September 30, 2025 by vintage:

($ in thousands)	$	%
2025 (through September 30)	$33,356,600	13.4%
2024	40,106,430	16.1
2023	37,383,517	15.0
2022	46,918,955	18.9
2021	42,983,766	17.3
2020	29,520,352	11.9
2019 and prior	18,538,721	7.4
	$248,808,341	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base average premium rate	0.41%	0.41%	0.41%	0.41%
Single premium cancellations	—	—	—	—
Gross average premium rate	0.41	0.41	0.41	0.41
Ceded premiums	(0.06)	(0.06)	(0.06)	(0.05)
Net average premium rate	0.35%	0.35%	0.35%	0.36%

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

As of September 30, 2025, the net risk in force for Essent Guaranty was $33.4 billion and its statutory capital was $3.7 billion, resulting in a risk-to-capital ratio of 8.9:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Net premiums written	$241,828	$242,965	$721,587	$727,071
Decrease in unearned premiums	4,504	5,971	19,402	19,346
Net premiums earned	246,332	248,936	740,989	746,417
Net investment income	59,795	57,340	177,294	165,511
Realized investment gains (losses), net	(425)	68	(735)	(2,236)
Income from other invested assets	1,770	2,820	13,644	486
Other income	4,358	7,414	17,339	17,699
Total revenues	311,830	316,578	948,531	927,877

Losses and expenses:
Provision for losses and LAE	44,922	30,666	93,264	40,245
Other underwriting and operating expenses	59,498	66,881	193,387	199,923
Interest expense	8,251	11,457	24,547	27,168
Total losses and expenses	112,671	109,004	311,198	267,336
Income before income taxes	199,159	207,574	637,333	660,541
Income tax expense	34,944	31,399	102,346	99,038
Net income	$164,215	$176,175	$534,987	$561,503

Revenues
Net Premiums Earned
Net premiums earned for the three and nine months ended September 30, 2025 decreased compared to the three and nine months ended September 30, 2024. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.
Net Investment Income
Our net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Fixed maturities	$54,940	$44,828	$162,372	$136,485
Short-term investments	6,540	13,786	20,088	32,759
Gross investment income	61,480	58,614	182,460	169,244
Investment expenses	(1,685)	(1,274)	(5,166)	(3,733)
Net investment income	$59,795	$57,340	$177,294	$165,511

The increase in net investment income for the three months ended September 30, 2025 as compared to the same period in 2024 was due to an increase in the weighted average balance of our investment portfolio as well as an increase in the pre-tax investment income yield. The increase in net investment income for the nine months ended September 30, 2025 as compared to the same period in 2024 was due to an increase in the weighted average balance of our investment portfolio.

The average cash and investment portfolio balance increased to $6.3 billion for the three months ended September 30, 2025 from $6.2 billion for the three months ended September 30, 2024 and increased to $6.3 billion for the nine months ended

September 30, 2025 from $6.0 billion for the nine months ended September 30, 2024. The increase in the average cash and investment portfolio was primarily due to investing cash flows from operations.

The pre-tax investment income yield increased from 3.8% in the three months ended September 30, 2024 to 3.9% for the three months ended September 30, 2025, primarily due to a general increase in investment yields due to rising interest rates. The pre-tax investment income yield was 3.8% for both the nine months ended September 30, 2025 and 2024. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended September 30, 2025 was $1.8 million as compared to $2.8 million for the three months ended September 30, 2024 and $13.6 million for the nine months ended September 30, 2025 compared to $0.5 million for the nine months ended September 30, 2024. The increase in income from other invested assets for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to increased favorable fair value adjustments recorded.

Other Income

Other income for the three months ended September 30, 2025 was $4.4 million as compared to $7.4 million for the three months ended September 30, 2024 and $17.3 million for the nine months ended September 30, 2025 compared to $17.7 million for the nine months ended September 30, 2024. The decrease in other income for the three months ended September 30, 2025 compared to the same period in 2024 was largely due to decreases in underwriting consulting services provided to third-party reinsurers and title settlement services revenues.

Losses and Expenses
Provision for Losses
The increased provision for losses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to an increase in the number of defaults as well as an increase in average reserve per default due to aging of defaults remaining within the mortgage insurance portfolio and a reduction in hurricane-related defaults without a corresponding change in reserves for hurricane-related defaults. See “Results of Operations: Mortgage Insurance" for more information.
Other Underwriting and Operating Expenses
The decrease in underwriting and operating expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to a decrease in compensation expense as a result of a decrease in stock based compensation and a reduction in title operating expenses as a result of fewer title policies issued. For more information, see “Results of Operations: Mortgage Insurance” and “Results of Operations: Corporate & Other.”
Interest Expense

For the three and nine months ended September 30, 2025, we incurred interest expense of $8.3 million and $24.5 million as compared to $11.5 million and $27.2 million for the three and nine months ended September 30, 2024, respectively. On July 1, 2024, Essent Group completed an underwritten public offering of $500 million principal amount of 6.25% Senior Notes due 2029 (the “Senior Notes"). The Company used the net proceeds from the sale of the Senior Notes to repay all of the borrowings outstanding under the term loan portion of the Existing Credit Facility on July 1, 2024. The decrease in interest expense during both the three and nine months ended September 30, 2025 was primarily due to a loss on debt extinguishment of $3.2 million recorded during the third quarter of 2024. For the three and nine month periods ended September 30, 2025, the average amount of borrowings outstanding were $500 million compared to $500 million and $450 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, our total borrowings had a weighted average interest rate of 6.25% as compared to 6.32% and 6.84% for the three and nine months ended September 30, 2024, respectively.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $34.9 million and $31.4 million for the three months ended September 30, 2025 and 2024, respectively and $102.3 million and $99.0 million for the nine months ended September 30, 2025 and 2024, respectively. The provision for income taxes for the nine months ended September 30, 2025 was calculated using an estimated annual effective tax rate of 16.2% compared to 15.1% for the nine months ended September 30, 2024. The increase in our estimated annual effective tax rate is primarily related to withholding taxes incurred on intercompany dividends paid by Essent US Holdings, Inc. to its parent company. For the nine months ended September 30, 2025, income tax expense includes $3.2 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $0.8 million excess tax benefits associated with the vesting of common shares and common share units as well as $0.8 million of favorable adjustments related to prior year tax returns. For the nine months ended September 30, 2024, income tax expense includes $0.6 million of discrete tax benefit associated with realized and unrealized losses recognized during the period partially offset by excess tax deficits associated with the vesting of common shares and common share units.

Results of Operations: Mortgage Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Net premiums earned	$231,628	$231,249	$699,165	$696,813
Net investment income	49,568	46,241	146,090	137,150
Realized investment gains (losses), net	(427)	73	(652)	(2,223)
Income (loss) from other invested assets	(605)	3,132	6,223	4,246
Other income	2,391	3,706	10,415	10,268
Total revenues	282,555	284,401	861,241	846,254

Losses and expenses:
Provision for losses and LAE	44,177	29,816	90,258	37,928
Other underwriting and operating expenses	26,593	27,884	84,197	86,507
Total losses and expenses before allocations	70,770	57,700	174,455	124,435
Corporate expense allocations	7,583	10,672	29,838	33,130
Total losses and expenses after allocations	78,353	68,372	204,293	157,565
Income before income tax expense	$204,202	$216,029	$656,948	$688,689

Loss ratio (1)	19.1%	12.9%	12.9%	5.4%
Expense ratio (2)	14.8%	16.7%	16.3%	17.2%
Combined ratio	33.9%	29.6%	29.2%	22.6%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

For the three months ended September 30, 2025, our Mortgage Insurance segment reported income before income tax expense of $204.2 million, compared to income before income tax expense of $216.0 million for the three months ended September 30, 2024. The decrease in our operating results during the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in the provision for losses and decreases in income from other invested assets and other income, partially offset by an increases in net investment income and decreases in other underwriting and operating expenses.

For the nine months ended September 30, 2025, our Mortgage Insurance segment reported income before income tax expense of $656.9 million, compared to income before income tax expense of $688.7 million for the nine months ended

September 30, 2024. The decrease in our operating results during the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in the provision for losses partially offset by increases in net premiums earned and net investment income and a decrease in other underwriting and operating expenses.

Net Premiums Written and Earned

Net premiums earned in the three months ended September 30, 2025 were largely unchanged compared to the three months ended September 30, 2024 as an increase in our average IIF from $242.1 billion for the three months ended September 30, 2024 to $247.8 billion for the three months ended and September 30, 2025, was offset by an increase in ceded premiums as a result of higher ceded losses under our third party quota share arrangements. The average net premium rate was 0.35% for both the three months ended September 30, 2025 and 2024.

Net premiums earned increased to $699.2 million in the nine months ended September 30, 2025 compared to $696.8 million in the nine months ended September 30, 2024. The increase in net premiums earned was due to an increase in our average IIF from $240.2 billion for the nine months ended September 30, 2024 to $245.9 billion for the nine months ended September 30, 2025, partially offset by a decrease in the average net premium rate to 0.35% for the nine months ended September 30, 2025 compared to 0.36% for the nine months ended September 30, 2024. The decrease in the average net premium rate was due to an increase in ceded premiums as a result of higher ceded losses under our third party quota share arrangements.

In the three months ended September 30, 2025 and 2024, unearned premiums decreased by $4.5 million and $6.0 million, respectively. The change in unearned premiums was a result of net premiums written on single premium policies of $2.1 million and $2.4 million, respectively, which was offset by $6.6 million and $8.4 million, respectively, of unearned premium that was recognized in earnings during the periods.

In the nine months ended September 30, 2025 and 2024, unearned premiums decreased by $19.4 million and $19.3 million, respectively. This was a result of net premiums written on single premium policies of $6.1 million and $6.9 million, respectively, which was offset by $25.5 million and $26.2 million, respectively, of unearned premium that was recognized in earnings during the periods.

Provision for Losses and Loss Adjustment Expenses

In the three months ended September 30, 2025 we recorded a provision for losses of $44.2 million compared to a provision of $29.8 million for the three months ended September 30, 2024. In the nine months ended September 30, 2025 we recorded a provision of $90.3 million compared to a provision of $37.9 million for the nine months ended September 30, 2024. The increase in the provision for losses in the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to an increase in the number of defaults as well as an increase in our reserve per default. The increase in average reserve per default was due to aging of defaults remaining within the mortgage insurance portfolio as well as a reduction in hurricane-related defaults during the three and nine months ended September 30, 2025 without a corresponding change in reserves established for hurricane-related defaults.

The following table presents a rollforward of insured loans in default for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning default inventory	17,255	13,954	18,439	14,819
Plus: new defaults	10,357	9,984	28,831	26,363
Less: cures	(8,713)	(7,819)	(27,964)	(24,726)
Less: claims paid	(296)	(182)	(664)	(488)
Less: rescissions and denials, net	(20)	(31)	(59)	(62)
Ending default inventory	18,583	15,906	18,583	15,906

The following table includes additional information about our loans in default as of the dates indicated for our U.S. mortgage insurance portfolio:

	As of September 30,
	2025	2024
Case reserves (in thousands) (1)	$350,474	$253,513
Total reserves (in thousands) (1)	$379,548	$274,926
Ending default inventory	18,583	15,906
Average case reserve per default (in thousands)	$18.9	$15.9
Average total reserve per default (in thousands)	$20.4	$17.3
Default rate	2.29%	1.95%
Claims received included in ending default inventory	247	135

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other mortgage risk share risk in force at Essent Re of $94 thousand and $37 thousand as of September 30, 2025 and September 30, 2024.

The following table provides a reconciliation of the beginning and ending U.S. mortgage insurance reserve balances for losses and LAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Reserve for losses and LAE at beginning of period	$345,952	$246,107	$310,156	$245,402
Less: Reinsurance recoverables	41,966	26,022	36,655	24,005
Net reserve for losses and LAE at beginning of period	303,986	220,085	273,501	221,397
Add provision for losses and LAE occurring in:
Current period	62,349	51,649	156,396	121,698
Prior years	(18,179)	(21,836)	(66,183)	(83,778)
Incurred losses and LAE during the current period	44,170	29,813	90,213	37,920
Deduct payments for losses and LAE occurring in:
Current period	552	637	918	1,116
Prior years	16,013	5,202	31,205	14,142
Loss and LAE payments during the current period	16,565	5,839	32,123	15,258
Net reserve for losses and LAE at end of period	331,591	244,059	331,591	244,059
Plus: Reinsurance recoverables	47,957	30,867	47,957	30,867
Reserve for losses and LAE at end of period (1)	$379,548	$274,926	$379,548	$274,926

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other mortgage risk share risk in force at Essent Re of $94 thousand and $37 thousand as of September 30, 2025 and September 30, 2024.

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our U.S. mortgage insurance portfolio:

	As of September 30, 2025
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	6,444	35%	$36,672	10%	$503,842	7%
Three payments	2,658	14	27,789	8	215,321	13
Four to eleven payments	6,683	36	143,173	41	559,663	26
Twelve or more payments	2,551	14	125,475	36	206,735	61
Pending claims	247	1	17,365	5	19,537	89
Total case reserves (1)	18,583	100%	$350,474	100%	$1,505,098	23%
IBNR			26,287
LAE			2,787
Total reserves for losses and LAE (1)			$379,548

(1)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and mortgage other risk share risk in force at Essent Re of $94 thousand as of September 30, 2025.

	As of September 30, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	5,704	36%	$29,187	11%	$425,367	7%
Three payments	2,589	16	24,662	10	202,138	12
Four to eleven payments	5,498	35	104,223	41	437,515	24
Twelve or more payments	1,980	12	86,821	35	144,396	60
Pending claims	135	1	8,620	3	9,692	89
Total case reserves (2)	15,906	100%	$253,513	100%	$1,219,108	21%
IBNR			19,013
LAE			2,400
Total reserves for losses and LAE (2)			$274,926

(2)The U.S. mortgage insurance portfolio reserves exclude reserves on GSE and other mortgage risk share risk in force at Essent Re of $37 thousand as of September 30, 2024.

During the three months ended September 30, 2025, the Mortgage Insurance provision for losses and LAE was a provision of $44.2 million, comprised of $62.3 million of current year losses partially offset by $18.2 million of favorable prior years’ loss development. During the three months ended September 30, 2024, the provision for losses and LAE was $29.8 million, comprised of $51.6 million of current year losses offset by $21.8 million of favorable prior years’ loss development.

During the nine months ended September 30, 2025, the Mortgage Insurance provision for losses and LAE was $90.2 million, comprised of $156.4 million of current year losses partially offset by $66.2 million of favorable prior years’ loss development. During the nine months ended September 30, 2024, the provision for losses and LAE was $37.9 million, comprised of $121.7 million of current year losses partially offset by $83.8 million of favorable prior years’ loss development.

In all periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our U.S. mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Number of claims paid	296	182	664	488
Amount of claims paid	$16,456	$5,749	$31,793	$14,920
Claim severity	78%	58%	73%	61%

Other Underwriting and Operating Expenses

Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$16,568	62%	$17,656	63%	$53,251	63%	$54,119	63%
Premium taxes	6,018	23%	5,863	21%	17,592	21%	17,039	20%
Ceding commission	(6,942)	(26%)	(6,433)	(23%)	(20,360)	(24%)	(17,701)	(20%)
Other	10,949	41%	10,798	39%	33,714	40%	33,050	37%
Total other underwriting and operating expenses	$26,593	100%	$27,884	100%	$84,197	100%	$86,507	100%

Average number of employees during the period		266		301		281		299

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to a decrease in average number of employees during the current periods. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes. The first quarter of each year typically has higher compensation and benefits expense than the subsequent quarters due to payroll taxes on annual bonus payouts and vesting of nonvested stock and stock units, as well as higher stock-based compensation expense.
•The increases in premium taxes during the three and nine month periods ended September 30, 2025 compared to the same periods in 2024 results from increases in the amount of mortgage insurance premiums written during the periods.
•The increases in ceding commission during the three and nine month periods ended September 30, 2025 compared to the same periods in 2024 results from increases in the amount of reinsured insurance in force under our outstanding quota share arrangements.
•Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Net premiums earned	$14,704	$17,687	$41,824	$49,604
Net investment income	10,227	11,099	31,204	28,361
Realized investment gains (losses), net	2	(5)	(83)	(13)
Income (loss) from other invested assets	2,375	(312)	7,421	(3,760)
Other income	1,967	3,708	6,924	7,431
Total revenues	29,275	32,177	87,290	81,623

Losses and expenses:
Provision for losses and LAE	745	850	3,006	2,317
Other underwriting and operating expenses	32,905	38,997	109,190	113,416
Interest expense	8,251	11,457	24,547	27,168
Total losses and expenses before allocations	41,901	51,304	136,743	142,901
Corporate expense allocations	(7,583)	(10,672)	(29,838)	(33,130)
Total losses and expenses after allocations	34,318	40,632	106,905	109,771
Loss before income tax expense	$(5,043)	$(8,455)	$(19,615)	$(28,148)

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate primarily to premiums earned by our title insurance operations. The decrease in net premiums earned is primarily due to a decrease in title insurance policies issued in the three and nine month periods ended September 30, 2025 compared to the same periods in 2024.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other primarily relates to loss provisions recorded by our title insurance operations. The increase in the provision for losses in the nine month period ended September 30, 2025 compared to the same period in 2024 is primarily due to the impact of recent industry experience and trends on our IBNR reserves. Title insurance and other reserves were $17.5 million at September 30, 2025 and $18.7 million at December 31, 2024.
Other Underwriting and Operating Expenses
     Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$12,608	38%	$16,136	41%	$46,336	42%	$47,746	42%
Premium taxes	(88)	—%	432	1%	1,736	2%	928	1%
Ceding commission	47	—%	—	—%	47	—%	—	—%
Other	20,338	62%	22,429	58%	61,071	56%	64,742	57%
Total other underwriting and operating expenses	$32,905	100%	$38,997	100%	$109,190	100%	$113,416	100%

Average number of employees during the period		249		251		269		240

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits decreased in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to decreases in stock based compensation expense as a result of provisions in certain equity grants that reduced the service period, resulting in higher expense in early 2025. Compensation and benefits decreased during the nine months ended September 30, 2025 compared to the same period in 2024 as a result of decreased stock based compensation expense, partially offset by an increase in the average number of employees. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.
•Premium taxes increased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to $0.5 million of net expense associated with prior year premium tax returns. Premium taxes were a benefit in the three months ended September 30, 2025 as the result of a $0.5 million reimbursement received during the quarter related to prior year premium tax returns.
•Other expenses include title and settlement services direct costs, professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also includes premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Other expenses decreased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to decreases in title and settlement services direct cost and premiums retained by agents due to a decrease in title insurance policies issued 2025.

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

As of September 30, 2025, we had substantial liquidity with cash of $91.4 million, short-term investments of $640.1 million and fixed maturity investments of $5.4 billion. We also had $500 million available capacity under our Revolving Credit Facility. Cash and investments available for sale at the holding companies totaled $1.0 billion at September 30, 2025. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at September 30, 2025.

On July 1, 2024, we completed an underwritten public offering of $500 million of 6.25% Senior Notes due in 2029. The Company used the net proceeds from the sale of the Senior Notes to repay the $425 million of borrowings outstanding under the term loan portion of the Existing Credit Facility and used the remaining net proceeds for general corporate purposes. On July 1, 2024, concurrently with the closing of the offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of the Existing Credit Facility, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective and amends and restates the Existing Credit Facility. The Revolving

Credit Agreement provides for an effective increase in the Company’s revolving credit facility borrowing capacity from $400 million to $500 million.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At September 30, 2025, Essent Guaranty had unassigned surplus of approximately $432.3 million. As of September 30, 2025, Essent Guaranty could pay additional ordinary dividends in 2025 of $280.5 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2025, Essent Re had total equity of $1.7 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. As of September 30, 2025, Essent Re could pay additional dividends in 2025 of $101.9 million without prior approval from the BMA.
At September 30, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$626,961	$634,827
Net cash used in investing activities	(112,946)	(599,021)
Net cash used in financing activities	(554,084)	(68,287)
Net decrease in cash	$(40,069)	$(32,481)

Operating Activities

Cash flow provided by operating activities totaled $627.0 million for the nine months ended September 30, 2025, as compared to $634.8 million for the nine months ended September 30, 2024. The decrease in cash flow provided by operating activities was primarily due to a decrease in net premiums written and an increase in claims paid partially offset by an increase in net investment income during the nine months ended September 30, 2025 compared to the same period in 2024.

Investing Activities

Cash flows used in investing activities totaled $112.9 million for the nine months ended September 30, 2025 compared to $599.0 million for the nine months ended September 30, 2024. The decrease in cash flows used in investing activities in the nine months ended September 30, 2025 compared to nine months ended September 30, 2024 were the result of maintaining higher cash balances to fund future financing activities. In the nine months ended September 30, 2024 cash flow used in investing activities relates primarily to investing cash flows from operations.

Financing Activities

Cash flow used in financing activities totaled $554.1 million and $68.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash flows used in financing activities was primarily due to increased repurchases of common stock under our share repurchase plans.

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

During the nine months ended September 30, 2025 and 2024, no capital contributions were made to our U.S. mortgage insurance subsidiary and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $215 million and $165.5 million, respectively. During the nine months ended September 30, 2025, and 2024, no capital contributions were made to Essent Title Insurance.

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

    Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2025. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. In April 2025, Essent entered into two excess of loss transactions, effective July 1 of each year, with panels of highly rated third-party reinsurers covering 20% of all eligible policies written by Essent Guaranty, Inc. in calendar years 2025 and 2026.

Essent Guaranty has entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR" agreement"). Each of the third-party reinsurers has a minimum financial strength rating of A- or better by S&P Global Ratings, AM Best or both. Under each QSR agreement, Essent Guaranty will cede premiums on a percentage of risk on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specific ceding commission, as well as a profit commission that varies directly and inversely with ceded claims. These reinsurance coverages also reduces net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of September 30, 2025:

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

Our risk-to-capital calculation for Essent Guaranty as of September 30, 2025 was as follows:

Statutory capital: ($ in thousands)
Policyholders’ surplus	$1,137,620
Contingency reserves	2,594,844
Statutory capital	$3,732,465
Net risk in force	$33,367,706
Risk-to-capital ratio	8.9:1

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
Essent Re has entered into GSE and other mortgage risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Under a quota share reinsurance agreement, Essent Re reinsures 25% of Essent Guaranty’s NIW through December 31, 2020 and 35% of Essent Guaranty’s NIW after December 31, 2020. In April 2025, Essent Guaranty and Essent Re agreed to increase the quota share reinsurance coverage of Essent Guaranty’s NIW provided by Essent Re to 50% effective January 1, 2025. The quota share reinsurance coverage provided by Essent Re for Essent Guaranty’s NIW prior to January 1, 2025 will continue at the quota share percentage in effect at the time NIW was first ceded. During the nine months ended September 30, 2025 and 2024, Essent Re paid $340 million and $212.5 million in dividends to Essent Group, respectively. Essent Group made no capital contributions to Essent Re during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, Essent Re had total stockholders’ equity of $1.7 billion and net risk in force of $25.5 billion.

Financial Strength Ratings

The financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A2 with a stable outlook by Moody’s Ratings (“Moody's”), A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best. The financial strength rating of Essent Re is A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best.

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of September 30, 2025, Essent Guaranty's Available Assets were $3.7 billion or 177% of its Minimum Required Assets of $2.1 billion based on our interpretation of the PMIERs.

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

Financial Condition

Stockholders’ Equity

As of September 30, 2025, stockholders’ equity was $5.7 billion, compared to $5.6 billion as of December 31, 2024. Stockholders' equity increased primarily due to net income generated in 2025 and a decrease in accumulated other comprehensive loss related to a decrease in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.

Investments

As of September 30, 2025 and December 31, 2024, investments totaled $6.5 billion and $6.2 billion, respectively. In addition, our total cash was $91.4 million as of September 30, 2025, compared to $131.5 million as of December 31, 2024.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$382,791	6.3%	$547,290	9.3%
U.S. agency mortgage-backed securities	1,178,691	19.4	1,125,436	19.2
Municipal debt securities(1)	613,089	10.0	583,501	9.9
Non-U.S. government securities	63,142	1.0	69,798	1.2
Corporate debt securities(2)	1,930,920	31.7	1,783,046	30.3
Residential and commercial mortgage securities	463,344	7.6	478,086	8.1
Asset-backed securities	817,812	13.5	631,959	10.8
Money market funds	640,076	10.5	657,605	11.2
Total Investments Available for Sale	$6,089,865	100.0%	$5,876,721	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	81.3%	83.3%
General obligation bonds	18.7	16.7
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	41.9%	41.8%
Consumer, non-cyclical	16.5	15.1
Industrial	8.3	8.2
Utilities	8.2	8.7
Technology	6.5	6.4
Consumer, cyclical	6.0	6.3
Communications	5.0	5.7
Energy	4.9	5.1
Basic Materials	2.7	2.7
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	September 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$841,702	15.4%	$2,513,014	48.1%
Aa1	1,817,913	33.4	101,809	2.0
Aa2	296,607	5.4	301,080	5.8
Aa3	307,657	5.6	271,069	5.2
A1	569,589	10.5	511,076	9.8
A2	458,648	8.4	411,999	7.9
A3	503,779	9.2	463,616	8.8
Baa1	222,589	4.1	218,454	4.2
Baa2	212,197	3.9	198,193	3.8
Baa3	147,026	2.7	151,729	2.9
Below Baa3	72,082	1.4	77,077	1.5
Total (2)	$5,449,789	100.0%	$5,219,116	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $640,076 and $657,605 of money market funds at September 30, 2025 and December 31, 2024, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,511,803	24.8%	$1,587,022	26.9%
1 to < 2 Years	567,580	9.3	544,630	9.3
2 to < 3 Years	515,475	8.5	473,301	8.1
3 to < 4 Years	628,295	10.3	445,614	7.6
4 to < 5 Years	528,981	8.7	546,414	9.3
5 or more Years	2,337,731	38.4	2,279,740	38.8
Total Investments Available for Sale	$6,089,865	100.0%	$5,876,721	100.0%

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of September 30, 2025, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.2 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2025, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.4% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2025.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2025	1,025,205	$57.41	1,024,539
August 1 - August 30, 2025	688,794	$59.89	688,794
September 1 - September 30, 2025	348,006	$63.30	348,006
Total	2,062,005		2,061,339	$196,688

(1)During the three months ended September 30, 2025, the Company repurchased 2,061,339 common shares at a total cost of $122.1 million. The remaining $196.7 million in the table represents the amount available to repurchase shares under the February 2025 share repurchase authorization as of September 30, 2025. In October 2025, we repurchased 837,259 shares for $50.4 million, leaving approximately $146.3 million remaining for repurchases as of October 31, 2025.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: November 7, 2025	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 7, 2025	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)