Form 10-K
period 2025-12-31
Essent Group Ltd.
filed 2026-02-18
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $5,389,787,812 (based upon the last reported sales price on The New York Stock Exchange on such date).
The number of the registrant's common shares outstanding as of February 13, 2026 was 94,542,845.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•Claims and Loss Reserve Estimates. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions. We establish reserves for mortgage insurance using estimated claim rates and claim amounts in estimating the ultimate loss. Because our reserving method does not account for the impact of future losses that could occur from loans that are not yet delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is generally not reflected in our financial statements.
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
•Impact of Catastrophic Events. Through our reinsurance arrangements with participants in the Lloyd’s insurance markets we are exposed to, and to the extent that we enter into new non-mortgage reinsurance arrangements in the future we may be further exposed to, unpredictable catastrophic events, including, but not limited to, weather-related and other natural catastrophes, as well as political unrest, geopolitical uncertainty and instability, acts of terrorism and wars, pandemics and cyber-risks.
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

Risks Related to Regulation and Litigation
•GSE Reform. Legislative or regulatory actions or decisions to change the role of Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), which we refer to together as the GSEs, in the U.S. housing market generally, or changes to the charters of the GSEs with regard to the use of credit enhancements generally and private mortgage insurance specifically, could reduce our revenues or adversely affect our profitability and returns.
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

Unless the context otherwise indicates or requires, the terms "we," "our," "us," "Essent," and the "Company," as used in this Annual Report, refer to Essent Group Ltd. ("Essent Group") and its directly and indirectly owned subsidiaries, including our primary operating subsidiaries, Essent Guaranty, Inc. ("Essent Guaranty"), Essent Reinsurance Ltd. ("Essent Re"), and Essent Title Insurance, Inc. ("Essent Title"), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Essent Group Ltd. exclusive of its subsidiaries.

PART I
ITEM 1.    BUSINESS
OUR COMPANY
We serve the housing finance industry by providing private mortgage insurance and reinsurance, and title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We conduct our operations through two primary business segments: Mortgage Insurance and Reinsurance.
Our Mortgage Insurance segment offers private mortgage insurance for mortgages secured by residential properties located in the United States. We provide private mortgage insurance on residential first-lien mortgage loans in the U.S. (“mortgage insurance”) through Essent Guaranty, a Pennsylvania-domiciled monoline mortgage guaranty insurance company licensed in all 50 states and the District of Columbia and approved by Fannie Mae and Freddie Mac, and also offer other credit risk management solutions, including contract underwriting, to our customers. For the years ended December 31, 2025, 2024 and 2023, we generated private mortgage insurance new insurance written, or NIW, of approximately $46.6 billion, $45.6 billion and $47.7 billion, respectively. As of December 31, 2025, we had approximately $248.4 billion of private mortgage insurance in force.
Our Reinsurance segment primarily reinsures U.S. mortgage risk in the GSE credit risk transfer market and provides underwriting consulting services to third-party reinsurers ("GSE and other risk share") through Bermuda-based Essent Re, a Class 3B insurer regulated by the Bermuda Monetary Authority. As of December 31, 2025, Essent Re provided insurance or reinsurance relating to GSE credit risk transfer and other reinsurance transactions covering approximately $2.3 billion of risk.
Prior to December 31, 2025, we disclosed one reportable segment, Mortgage Insurance, which was comprised of "U.S. mortgage insurance" and "GSE and other mortgage risk share." Our mortgage insurance business and GSE and other mortgage risk share business each represented operating segments that were aggregated and disclosed as one reportable segment based on their shared economic characteristics and the similarities between the two operating segments. In the fourth quarter of 2025, Essent Re entered the Lloyd's of London market to reinsure certain property and casualty risks beginning in the first quarter of 2026. Considering the expansion of business and types of risks reinsured at Essent Re, our Chief Operating Decision Maker began to assess the performance of all third-party reinsurance as an operating segment as of December 31, 2025. To reflect this change, the GSE and other mortgage risk share operating segment is no longer aggregated with mortgage insurance and all third-party reinsurance is now disclosed as a separate reportable segment: Reinsurance. All prior period segment information has been recast to conform to the new segment presentation.
We also offer title insurance products both directly and through a network of title insurance agents, as well as title and settlement services. This operating segment was established upon our acquisitions of Agents National Title Insurance Company (renamed Essent Title Insurance, Inc. effective January 1, 2025), a Pennsylvania-domiciled title insurance underwriter licensed in 45 states and the District of Columbia, and Boston National Title, a national title agency, on July 1, 2023. Our title insurance operations are included in "Corporate and Other" within our segment-related disclosures.
See Notes 1 and 18 of the Notes to Consolidated Financial Statements for further details of our businesses.
Essent Group Ltd. was organized as a limited liability company under the laws of Bermuda on July 1, 2008. Essent Group's registered office is located at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda and our telephone number is (441) 297-9901. Our corporate website address is www.essentgroup.com. Essent Group files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our website as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to Secretary, Essent Group Ltd., Clarendon House, 2 Church Street, Hamilton HM11, Bermuda. The information on our corporate website is not a part of this Annual Report.

MORTGAGE INSURANCE
Overview
Private mortgage insurance plays a critical role in the U.S. housing finance system, extending affordable homeownership by facilitating the sale of low down payment loans into the secondary market. Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), which we refer to together as the GSEs, are U.S. Federal government-sponsored enterprises which purchase residential mortgages from banks and other lenders and guaranty mortgage-backed securities that are offered to investors in the secondary mortgage market. The GSEs are restricted by their charters from purchasing or guaranteeing low down payment loans, defined as loans with less than a 20% down payment, that are not covered by certain credit protections. Private mortgage insurance satisfies the GSEs' credit protection requirements for low down payment loans. Essent and other private mortgage insurers provide credit protection to lenders and mortgage investors, supporting a robust secondary mortgage market in the United States by covering a portion of the unpaid principal balance of a mortgage and certain related expenses in the event of a default. In doing so, we provide private capital to mitigate mortgage credit risk, allowing lenders to make additional mortgage financing available to prospective homeowners.
Mortgage Insurance Industry
U.S. Mortgage Market
The U.S. residential mortgage market is one of the largest in the world, with over $14.6 trillion of debt outstanding as of September 30, 2025, and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the Federal Housing Administration (FHA), the Veterans Administration (VA), the U.S. Department of Agriculture Rural Development program and the Government National Mortgage Association (Ginnie Mae), as well as government-sponsored enterprises such as Fannie Mae and Freddie Mac. The U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers, and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets such as mortgage-backed securities.
GSEs
The GSEs are the most prominent participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the U.S. housing finance system. According to the Federal Reserve, the GSEs held or guaranteed approximately $6.7 trillion, or 45.7%, of all U.S. residential mortgage debt outstanding as of September 30, 2025. The charters of the GSEs generally prohibit the GSEs from purchasing a low down payment loan unless that loan is insured by a GSE-approved mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. Historically, private mortgage insurance has been the preferred method utilized to meet this GSE charter requirement. As a result, the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs.
Mortgage Insurance
Mortgage insurance plays a critical role in the U.S. residential mortgage market by facilitating secondary market sales and providing lenders and investors a means to diversify their exposures and mitigate mortgage credit risk. Mortgage insurance is offered by both private companies, such as Essent Guaranty, and government agencies, such as the FHA and the VA. From 2006 through 2025, an average of 32.0% of total annual U.S. mortgage origination volume utilized mortgage insurance.
Mortgage insurance industry volumes are influenced by total mortgage originations and the mix between purchase and refinancing originations. Historically, mortgage insurance utilization has been meaningfully higher in purchase originations compared to refinancing originations. In 2025, total U.S. residential mortgage origination volume was estimated to be $2.05 trillion, comprised of $1.36 trillion of purchase originations and $0.69 trillion of refinancing originations. The mortgage market in 2025 continued to be substantially and negatively impacted by elevated mortgage interest rates, precipitated in large part by actions of the Federal Reserve commencing in 2022 that were intended to combat inflation, as well as high housing prices and constrained supply.
The following graph provides detail on trends in total residential mortgage originations and the breakdown of the market between purchase and refinancing volume.

U.S. Residential Purchase vs. Refinancing Mortgage Originations ($ in billions)
________________________________________________________________
Source:    Mortgage Bankers Association
The charts below detail the relative share of the insured mortgage market covered by public and private participants, and historical NIW trends in the mortgage insurance market and private mortgage insurance penetration rates, which represents private mortgage insurance NIW to total U.S. residential mortgage origination volume. As depicted below, the severe economic and housing market dislocation experienced as a result of the 2007-2008 financial crisis had a profound impact on the private mortgage insurance industry. Incumbent insurers experienced record high claims activity and sustained significant financial losses, resulting in depleted capital positions. The private mortgage insurance industry, however, has more than doubled its share of the total insured market since 2009, leading to higher private mortgage insurance penetration of the total mortgage origination market. In 2025, private mortgage insurance represented an estimated 40% of the total insured market and covered 15% of the total U.S. mortgage origination volume.
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
Private Mortgage Insurance
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
Premium payments for primary mortgage insurance coverage are typically made by the borrower. Mortgage insurance paid directly by the borrower is referred to as borrower-paid mortgage insurance ("BPMI"). If the borrower is not required to pay the premium, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance ("LPMI"). In either case, the payment of premium to us generally is the legal responsibility of the insured.
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
As of December 31, 2025, substantially all of our policies are monthly or single premium policies.

In general, we may not terminate mortgage insurance coverage except in the event there is non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may cancel mortgage insurance coverage at any time at their option or upon mortgage repayment. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The Homeowners Protection Act of 1998 ("HOPA") also requires the automatic termination of BPMI on most loans when the LTV ratio, based upon the original property value and amortized loan balance, reaches 78%, and provides for cancellation of BPMI upon a borrower's request when the LTV ratio, based on the current value of the property, reaches 80%, upon satisfaction of the conditions set forth in HOPA. See "—Regulation—Federal Mortgage—Related Laws and Regulations—Homeowners Protection Act of 1988" below. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.
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
Our Mortgage Insurance Portfolio
All of our mortgage insurance policies in force were written since May 2010. The following data presents information on our direct mortgage insurance portfolio.
Insurance in Force by Policy Year
The following table sets forth our mortgage insurance in force, or IIF, as of December 31, 2025, by year of policy origination. IIF refers to the unpaid principal balance of mortgage loans that we insure directly.

($ in thousands)	$	%
2025	$43,664,410	17.6%
2024	37,940,873	15.3
2023	35,213,136	14.2
2022	45,373,683	18.3
2021	40,962,380	16.4
2020 and prior	45,201,915	18.2
	$248,356,397	100.0%
Portfolio Characteristics
The following tables reflect our IIF and direct mortgage insurance risk in force, or RIF, amounts by borrower credit scores at origination, LTV at origination, and IIF by loan type and amortization, each as of December 31, 2025 and 2024. RIF refers to the product of the coverage percentage applied to the unpaid principal balance of mortgage loans that we insure directly.
Portfolio by Credit Score

	December 31,
IIF by FICO score ($ in thousands)	2025		2024
>=760	$104,062,334	41.9%	$99,221,741	40.7%
740-759	43,225,016	17.4	42,574,390	17.5
720-739	37,671,181	15.2	37,953,625	15.6
700-719	32,473,548	13.1	32,657,660	13.4
680-699	19,357,527	7.8	19,772,912	8.1
<=679	11,566,791	4.6	11,465,095	4.7
Total	$248,356,397	100.0%	$243,645,423	100.0%

	December 31,
Gross RIF(1) by FICO score ($ in thousands)	2025		2024
>=760	$28,228,907	41.4%	$26,860,197	40.3%
740-759	11,997,094	17.6	11,799,832	17.7
720-739	10,452,268	15.4	10,512,364	15.8
700-719	9,049,840	13.3	9,067,640	13.6
680-699	5,357,151	7.9	5,440,776	8.2
<=679	2,968,187	4.4	2,932,708	4.4
Total	$68,053,447	100.0%	$66,613,517	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by LTV

	December 31,
IIF by LTV ($ in thousands)	2025		2024
85.00% and below	$14,736,797	5.9%	$14,738,289	6.0%
85.01% to 90.00%	58,288,674	23.5	60,636,883	24.9
90.01% to 95.00%	131,950,396	53.1	127,152,954	52.2
95.01% and above	43,380,530	17.5	41,117,297	16.9
Total	$248,356,397	100.0%	$243,645,423	100.0%

	December 31,
Gross RIF (1) by LTV ($ in thousands)	2025		2024
85.00% and below	$1,727,701	2.5%	$1,745,933	2.6%
85.01% to 90.00%	14,312,312	21.0	14,961,779	22.5
90.01% to 95.00%	38,906,277	57.2	37,510,076	56.3
95.01% and above	13,107,157	19.3	12,395,729	18.6
Total	$68,053,447	100.0%	$66,613,517	100.0%
_______________________________________________________________________________
(1)Gross RIF includes risk ceded under third-party reinsurance.

Portfolio by Loan Amortization Period

	December 31,
IIF by Loan Amortization Period ($ in thousands)	2025		2024
FRM 30 years and higher	$241,353,234	97.2%	$238,335,608	97.8%
FRM 20-25 years	1,449,192	0.6	1,133,494	0.5
FRM 15 years	2,009,940	0.8	1,231,952	0.5
ARM 5 years and higher	3,544,031	1.4	2,944,369	1.2
Total	$248,356,397	100.0%	$243,645,423	100.0%

Portfolio by Geography
Our direct mortgage insurance in force portfolio is geographically diverse. As of December 31, 2025, only three states accounted for greater than 5% of our portfolio, as measured by either IIF or Gross RIF, and three metropolitan statistical areas accounted for greater than 3% of our portfolio, as measured by either IIF or Gross RIF. The following tables provide detail of the IIF and Gross RIF in our top ten most concentrated states and our top ten most concentrated U.S. metropolitan statistical areas as of December 31, 2025 and 2024.

Top Ten States

	December 31,
	2025	2024
IIF by State
CA	12.1%	12.5%
FL	12.0	11.9
TX	11.4	11.1
AZ	4.0	3.8
CO	4.0	4.1
GA	3.9	3.7
WA	3.4	3.4
NC	3.2	3.0
MI	2.6	2.5
NY	2.6	2.6
All Others	40.8	41.4
Total	100.0%	100.0%

	December 31,
	2025	2024
Gross RIF by State
FL	12.3%	12.1%
CA	12.1	12.4
TX	11.6	11.4
AZ	4.1	3.9
CO	3.9	4.0
GA	3.9	3.8
WA	3.4	3.4
NC	3.2	3.0
MI	2.6	2.5
UT	2.6	2.5
All Others	40.3	41.0
Total	100.0%	100.0%

Top Ten Metropolitan Statistical Areas

	December 31,
	2025	2024
IIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler AZ	3.3%	3.2%
Dallas-Plano-Irving, TX	3.2	3.0
Houston-Pasadena-The Woodlands TX	3.1	3.0
Denver-Aurora-Centennial CO	2.5	2.6
Riverside-San Bernardino-Ontario CA	2.4	2.5
Atlanta-Sandy Springs-Roswell, GA	2.3	2.2
Los Angeles-Long Beach-Glendale, CA	2.2	2.4
Orlando-Kissimmee-Sanford FL	1.8	1.8
Minneapolis-St. Paul-Bloomington MN-WI	1.8	1.7
Chicago-Naperville-Schaumburg, IL	1.6	1.7
All Others	75.8	75.9
Total	100.0%	100.0%

	December 31,
	2025	2024
Gross RIF by Metropolitan Statistical Area
Phoenix-Mesa-Chandler AZ	3.3%	3.2%
Dallas-Plano-Irving, TX	3.3	3.0
Houston-Pasadena-The Woodlands TX	3.2	3.1
Riverside-San Bernardino-Ontario CA	2.5	2.5
Denver-Aurora-Centennial CO	2.5	2.6
Atlanta-Sandy Springs-Roswell, GA	2.3	2.3
Los Angeles-Long Beach-Glendale, CA	2.2	2.3
Orlando-Kissimmee-Sanford FL	1.9	1.9
Minneapolis-St. Paul-Bloomington MN-WI	1.7	1.7
Tampa, FL	1.7	1.6
All Others	75.4	75.8
Total	100.0%	100.0%

Mortgage Insurance Defaults and Claims
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
The following tables show the number of primary insured loans and the percentage of loans insured by us that are in default as of December 31, 2025 and 2024:

Number of Loans in Default and Default Rate

	December 31,
	2025	2024
Number of policies in force	807,230	813,013
Loans in default	20,210	18,439
Percentage of loans in default	2.50%	2.27%

Loan Defaults by Originating Year

	December 31, 2025			December 31, 2024
Originating Year	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)	Loans in Default	Percentage of policies written in period	Defaulted RIF (in thousands)
2010 - 2016	666	0.1%	35,282	900	0.2%	47,056
2017	840	0.5	40,529	1,024	0.6	49,508
2018	1,120	0.6	58,060	1,280	0.7	65,762
2019	1,595	0.7	94,934	1,833	0.8	107,586
2020	2,405	0.7	165,262	2,623	0.7	183,033
2021	3,806	1.5	311,576	3,857	1.5	316,774
2022	3,911	2.2	377,740	3,862	2.2	380,474
2023	3,189	1.8	307,555	2,398	1.4	239,817
2024	2,182	1.7	214,794	662	0.5	64,784
2025	496	0.4	49,154	N/A	N/A	N/A
Total	20,210		$1,654,886	18,439		$1,454,794

Historically, the peak default period for insured mortgage loans has been three to six years after loan origination. The weighted average life of our mortgage insurance portfolio was 38 months as of December 31, 2025. It is possible, however, that our level of defaults may increase as our portfolio seasons. We believe that, since the 2007-2008 financial crisis, underwriting practices in the industry have improved substantially and the quality of mortgage loans originated has been high. Consequently, we expect that the default rate and losses on the business we have underwritten to date will be favorable in comparison to the default rate and losses historically experienced by mortgage insurers prior to the financial crisis.
As of December 31, 2025, 20,210 of our insured loans, representing approximately 2.50% of our aggregate mortgage insurance policies in force, were in default status, compared to 18,439 loans in default as of December 31, 2024 and 14,819 loans in default as of December 31, 2023. During the fourth quarter of 2024, certain regions of the U.S. experienced hurricanes which have impacted our insured mortgage insurance portfolio’s performance. On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall causing damage in certain counties in Florida. Loans in default increased by 3,620 in the year ended December 31, 2024, including 2,119 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults.
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
Mortgage Insurance Customers, Sales and Marketing
Our mortgage insurance customers consist of originators of residential mortgage loans, such as regulated depository institutions, mortgage banks, credit unions and other lenders. Our top ten customers generated 59.3% of our NIW on a flow basis during the year ended December 31, 2025, compared to 50.2% and 39.9% for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, revenue from one customer exceeded 10% of our consolidated revenue. The loss of any of our larger customers could have a material adverse impact on us and our business. See "Risk Factors—Risks Relating to the Operation of Our Business—Our revenues, profitability and returns would decline if we lose a significant customer."
We seek to maintain strong institutional relationships with all of our mortgage insurance customers. We provide them with ongoing risk, sales, training, service and product development support. We maintain regular and ongoing dialogue with our customers to develop an in-depth understanding of their strategies and needs, to share market perspectives and industry best practices, and to offer tailored solutions and training where necessary on a local level.
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
Mortgage Insurance Underwriting
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
Our mortgage insurance policies are issued through one of two programs:
•Delegated Underwriting.  We delegate to eligible customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. See "—Risk Management—Loan Life Cycle Risk Management" below. Some customers prefer to assume underwriting responsibilities because it is more efficient within their loan origination process. Because this delegated underwriting is performed by third parties, we regularly perform quality assurance reviews on a sample of delegated loans to assess compliance with our guidelines. As of December 31, 2025, approximately 76% of our insurance in force had been originated on a delegated basis, compared to 74% as of December 31, 2024. See "Risk Factors—Risks Relating to the Operation of Our Business—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."
•Non-Delegated Underwriting.  Customers who choose not to participate in, or do not qualify for, our delegated underwriting program submit loan files to us so that we may reach a decision as to whether we will insure the loan. In addition, customers participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans for our independent underwriting. Some customers prefer our non-delegated program because we assume underwriting responsibility and will not rescind coverage if we make an underwriting error, subject to the terms of our master policy. We seek to ensure that our employees properly underwrite our loans through quality assurance sampling, loan performance monitoring and training. As of December 31, 2025, approximately 24% of our insurance in force had been originated on a non-delegated basis, compared to 26% as of December 31, 2024.
We maintain mortgage insurance underwriting centers in Radnor, Pennsylvania and Winston-Salem, North Carolina, and employ additional underwriters who are based remotely throughout the United States. We believe that the geographical distribution of our underwriting staff allows us to make underwriting determinations across different time zones and to best serve customers across the United States. Although our employees conduct the substantial majority of our non-delegated underwriting, we engage underwriters on an outsourced basis from time to time in order to provide temporary underwriting capacity.
REINSURANCE
We conduct our primary reinsurance operations through our wholly owned, Bermuda-based subsidiary, Essent Reinsurance Ltd., a Class 3B insurance company licensed pursuant to Section 4 of the Bermuda Insurance Act 1978. Historically, our reinsurance operations have consisted largely on participation in credit risk transfer ("CRT") transactions sponsored by Fannie Mae and Freddie Mac, which over the past decade have reduced their exposure to mortgage risk by shifting a portion of that risk to the private sector through capital markets offerings and reinsurance vehicles. Essent Re has also transacted in non-payment reinsurance and title reinsurance and reinsures mortgage risk in Australia and France. We also provide third-party insurers and reinsurers with underwriting consulting and risk management services focussing primarily on CRT transactions.
In the fourth quarter of 2025, Essent Re entered the Lloyd's of London market to reinsure certain property and casualty risks beginning in the first quarter of 2026. Lloyd’s is a competitive insurance market where individual underwriters accept risks on behalf of groups, called syndicates, of individual and corporate members whose resources provide the security behind the Lloyd’s policies that they underwrite. Lloyd’s is the world’s largest specialty insurance marketplace, underwriting £55.5 billion of premiums during the twelve months ended December 31, 2024, up 6.5% from the same period in the prior year. The Lloyd’s global distribution network is where many of the world’s most complex risks are placed, across more than 60 specialty lines of business. Over 50 leading insurance companies participate in the market with more than 400 registered Lloyd’s brokers and a global network of over 2,900 local coverholders.
CORPORATE & OTHER
Overview
Corporate & Other activities include business activities associated with our title insurance operations, income and losses from holding company treasury operations, as well as general corporate operating expenses not attributable or allocated to our Mortgage Insurance and Reinsurance segments.
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

Title and Settlement Services Customers, Sales and Marketing
We market and distribute our title and settlement services to customers primarily to the residential sector of the real estate industry. We actively seek to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage originators and servicers, and attorneys who order title insurance policies for their clients. Large customers, such as national residential mortgage lenders and developers, are an important part of our business. The buying criteria of locally based title agents and clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and the ability of service providers to meet their information systems requirements for electronic product delivery.
Title Insurance Underwriting
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
COMPETITION
We compete in highly competitive markets with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources.
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
Competition in the reinsurance industry varies significantly on the basis of product and geography. Reinsurance companies compete on the basis of many factors, including premium charges, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in the particular risk to be underwritten, quality of service, the jurisdiction where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered and various other factors. The GSE-sponsored mortgage CRT programs, which include the use of front and back-end transactions with reinsurers, have to date included approximately 25 unique (re)insurers that regularly participate in CRT transactions in addition to funded credit investors.
Competitors in the title insurance and settlement services industry include Fidelity National Financial, Inc., First American Financial Corporation, Old Republic International Corporation and Stewart Title Guaranty Company as well as a number of smaller title insurance operations. Numerous agency operations also provide aggressive competition. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by regional companies and any new entrants with alternative products could affect our business operations and financial condition.
RATINGS
Financial strength ratings are important to the competitive position of insurance and reinsurance companies. We have received high financial strength ratings from A.M. Best, S&P and Moody’s. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Essent Group and the senior notes issued by it also have issuer credit ratings. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their capital models and rating methodologies, which could have a material impact on our ratings and business.
The financial strength ratings of our U.S. mortgage insurance subsidiary, Essent Guaranty, Inc., are A2 with a stable outlook by Moody's Investors Service, Inc. (Moody's), A- with a stable outlook by S&P Global Ratings (S&P), and A (Excellent) with a stable outlook by A.M. Best Company (AM Best).
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
Outward Reinsurance
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
•excess of loss reinsurance arrangements with third party reinsurers on mortgage and title insurance policies that we have already issued; and
•quota share reinsurance arrangements in which third party reinsurers agree to prospectively reinsure a pro rata portion of the risk on mortgage insurance policies that we write.
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
INVESTMENT PORTFOLIO
Our investment portfolio, including cash, comprises the largest single component of our balance sheet, representing 88.8% of our total assets at December 31, 2025. Our primary objectives with respect to our investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover operating expenses and pay future insurance claims. Our investments are subject to market-wide risks and fluctuations in value, as well as risks inherent in particular securities. As of December 31, 2025, predominantly all of our investment securities were rated investment-grade.
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
We engage external asset managers to assist with the trading, investment research, investment due diligence and portfolio allocation within the guidelines that we have set. Substantially all of our investments available for sale were managed by external managers as of December 31, 2025. Assets not managed by external managers primarily include securities on deposit with state regulatory agencies in connection with the insurance licenses. To date, we have not used any derivatives to hedge any investment or business risks that we are currently assuming. We measure investment performance against market benchmarks on both total return and return volatility dimensions.
As part of our overall investment strategy, we also allocate a percentage of our portfolio to limited partnership investments and traditional venture capital and private equity investments to generate informational and financial returns.
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
The FHFA, as the conservator of the GSEs since 2008, has the authority to establish the priorities of the GSEs and to control and direct their operations. The FHFA has established a strategic plan for the GSEs, including the development by the GSEs of aligned counterparty risk management standards for mortgage insurers that include uniform master policy and eligibility requirements. See "—Mortgage Insurance—Private Mortgage Insurance—Master Policy" above.
Fannie Mae and Freddie Mac maintain coordinated Private Mortgage Insurer Eligibility Requirements (the "PMIERs"). The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets (which may be offset in part by third-party reinsurance obtained by private mortgage insurers on terms set forth in the PMIERs) from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2025, Essent Guaranty was in compliance with the PMIERs.
State Insurance Regulation
Each of our U.S. insurance subsidiaries is required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which it is licensed to transact business, to make various filings with those insurance regulatory authorities and with the National Association of Insurance Commissioners (NAIC), including quarterly and annual financial statements prepared in accordance with statutory accounting principles. We are licensed to write mortgage insurance in all 50 states and the District of Columbia, and to write title insurance in 45 states and the District of Columbia. Most states also regulate transactions between insurance companies and their affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a description of limits on dividends payable to Essent Group from our U.S. insurance subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.
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
The insurance holding company laws and regulations of Pennsylvania, the state in which both of our U.S. insurance subsidiaries are domiciled as of January 1, 2025, regulate, among other things, certain transactions between Essent Group, our insurance subsidiaries and/or other parties affiliated with us and certain transactions involving our common shares, including transactions that constitute a change of control of Essent Group and, consequently, a change of control of our insurance subsidiaries. Specifically, these laws and regulations require that, before a person can acquire direct or indirect control of an insurer domiciled in Pennsylvania, prior written approval must be obtained from the Pennsylvania Insurance Department, which is required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer's board of directors and executive officers, and the acquirer's plans for the future operations of a reinsurer or insurer. Pursuant to applicable laws and regulations, "control" over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of our common shares.
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
The NAIC’s Privacy Protections (H) Working Group (the "PPWG") is developing revisions to the NAIC's Privacy of

Consumer Financial and Health Information Regulation (“Model 672”). It has released a revised draft of Model 672 and has a dedicated drafting group tasked with leading its model update effort. The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. The PPWG has indicated that in 2026 it will use state insurance privacy protections regarding the collection, data ownership and use rights, and disclosure of information gathered in connection with insurance transactions to draft a new/revised privacy protections model act to replace/update NAIC models such as Model 670 and/or Model 672.
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
FHA Reform
We compete with the single-family mortgage insurance programs of the FHA, which is part of HUD. The most recent FHA report to Congress on the financial status of the FHA Mutual Mortgage Insurance Fund (MMIF) showed the capital reserve ratio of the MMIF Forward Portfolio at 11.0% as of September 30, 2025, above the Congressionally mandated required minimum level of 2%.
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
Bermuda Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended, or the Insurance Act, regulates the reinsurance business of Essent Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (BMA). In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10%, 20%, 33% or 50% (as applicable) of the voting powers of a Bermuda-registered insurer or its parent company is a fit and proper person to exercise such degree of control.
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
As of December 31, 2025, we had a total of 514 employees, including 507 employees based in our Radnor, PA, Winston-Salem, NC, New York, NY, Reston, VA, Pittsburgh, PA, Columbia, MO and Charlotte, NC locations, or remotely throughout the United States, and 7 employees located in Hamilton, Bermuda. None of our employees are represented by a labor union and we consider our employee relations to be good. We also periodically engage contractors who provide services to us on a temporary basis.
We believe that our “do the right thing” culture has enabled us to achieve our approximately 90% retention rate over the past 5 years (excluding our recently acquired title and settlement services operations). We design compelling job opportunities, aligned with our mission, in a fast-paced, results-driven work environment. The process through which we recruit employees has an impact on the quality, diversity and timing of filling positions. Open positions may be filled internally through our internal posting process or externally through a combination of broadly available Internet job boards as well as college placement services, trade journals and professional recruiting firms.
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
We believe a diverse and inclusive workforce provides for a broad array of viewpoints, talents and skills and assists in building a sustainable future. We are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. We seek to hire and retain highly talented employees and empower them to create value for our shareholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. As of December 31, 2025, approximately 63% of our workforce was comprised of women and minorities.
For additional information, please see the section titled “Social Issues and Human Capital” in our 2026 Proxy Statement.
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
Our mortgage insurance business depends on our relationships with our largest lending customers. Our top ten customers generated 59.3% of our NIW during year ended December 31, 2025, compared to 50.2% and 39.9% for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2025, one customer represented more than 10% of our consolidated revenues. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.
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
We believe that, based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As a result of the significant decrease in our persistency rate largely as a result of a high level of refinancings in 2020 and 2021 triggered by historically low interest rates precipitated by the economic impacts of the COVID-19 pandemic, approximately 93% of our aggregate insurance in force as of December 31, 2025 corresponds to policies we have written since January 1, 2020. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict, particularly in light of the consequences of the COVID-19 pandemic, and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment as well as the impacts of the COVID-19 pandemic. Incurred losses and claims could be further increased in the future in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.
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
Generally, in each year, most of our mortgage insurance premiums are from policies that have been written in prior years. As a result, the length of time mortgage insurance policies remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues. Our annual persistency rate was 85.7%, 85.7% and 86.9% at December 31, 2025, 2024 and 2023, respectively. The factors affecting the persistency of our mortgage insurance portfolio include:
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
As part of our overall investment strategy, we also allocate a percentage of our portfolio to limited partnership investments and traditional venture capital and private equity investments. Fluctuations in the fair value of these entities may increase the volatility of our reported results of operations.

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
We establish reserves for our mortgage-related insurance and reinsurance businesses using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date. Our mortgage insurance master policy provides us the right to rescind or deny claims under certain circumstances. Our reserve calculations do not currently include any estimate for claim rescissions, but we may be required to do so at some later time to ensure that our reserves meet the requirements of accounting principles generally accepted in the United States.
The establishment of loss reserves for mortgage-related risk is subject to inherent uncertainty and requires judgment by management. Our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, such as current rates or trends in unemployment, housing price appreciation and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. If prevailing economic conditions deteriorate suddenly and/or unexpectedly, our estimates of loss reserves could be materially understated, which may adversely impact our financial condition and operating results. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual claims paid by us will not be substantially different than our loss reserves.
Our results could be adversely affected by catastrophic events.

Through our reinsurance arrangements with participants in the Lloyd’s insurance markets we are exposed to, and to the extent that we enter into new non-mortgage reinsurance arrangements in the future we may be further exposed to, unpredictable catastrophic events, including, but not limited to, weather-related and other natural catastrophes, as well as political unrest, geopolitical uncertainty and instability, acts of terrorism and wars, pandemics and communicable diseases, and cyber-risks. We cannot predict or eliminate our exposure to these loss events, and as a result, our operating results may be significantly affected by the frequency and severity of such events. Furthermore, the frequency and/or severity of catastrophic events may be impacted in the future by the continued effects of climate change. Climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, may cause significant volatility in our quarterly and annual financial results and may materially adversely affect our financial condition, results of operations and cash flows.

Underwriting risks and reserving for losses in our non-mortgage reinsurance business are based on actuarially determined methods and assumptions, which are subject to inherent uncertainties.

The success of our non-mortgage reinsurance businesses is dependent upon our ability to assess accurately the risks associated with the businesses that we reinsure. We establish reserves for losses and loss adjustment expenses in our non-mortgage reinsurance business which represent estimates based on actuarial and statistical projections, at a given point in time, of our expectations of the ultimate future settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the reinsurance policies that we write. Changes in the assumptions used could lead to an increase in our estimate of ultimate losses in the future. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is reported to the insurer and additional lags between the time of reporting and final settlement of claims. In addition, the estimation of loss reserves is more difficult during times of adverse economic and market conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid can deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

If our loss reserves for our reinsurance business are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income in the period when the deficiency becomes known. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations, in a particular period, or our financial condition in general. As a compounding factor, the nature of property and casualty insurance and reinsurance is such that losses and the associated expenses could significantly exceed the premiums received on the underlying policies, thereby further adversely affecting our financial condition.
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
The Department of the Treasury and the FHFA placed the GSEs into conservatorship in September 2008, putting regulatory and operational control of the GSEs under the auspices of the FHFA. Although we believe the FHFA's conservatorship was intended to be temporary, the GSEs have remained in conservatorship for over 17 years. During that time, there have been a wide-ranging set of GSE and secondary market reform advocacy proposals put forward, including nearly complete privatization of the mortgage market and elimination of the role of the GSEs, recapitalization of the GSEs and a set of alternatives that would combine a Federal role with private capital, some of which eliminate the GSEs and others which envision an ongoing role for the GSEs.
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
Essent Group Ltd. and Essent Re and its subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. Federal income and branch profits taxes. However, our foreign subsidiaries are or could become subject to U.S. excise taxes on (re)insurance premium as well as U.S. withholding taxes on certain U.S. source investment income, and dividends paid from U.S. subsidiaries from U.S. earnings and profits. Because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service (the "IRS") will not contend successfully that Essent Group Ltd. or its non-U.S. subsidiaries are engaged in a trade or business in the United States. In addition, Section 845 of the Internal Revenue Code of 1986, as amended (the "Code"), was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance contract between related parties to reflect the proper "amount, source or character" for each item (in contrast to prior law, which only covered "source and character"). Any U.S. Federal income and branch profits taxes levied upon earnings from our Bermuda operations could materially adversely affect our shareholders' equity and earnings.
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
If the RPII (determined on a gross basis) of Essent Re were to equal or exceed 20% of Essent Re's gross insurance income in any taxable year and direct or indirect policyholders (and persons related to those policyholders) own directly or indirectly through entities 20% or more of the voting power or value of the Company, then a U.S. Person who owns any shares of Essent Re (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. Federal income tax purposes such person's pro rata share of Essent Re's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. insurance subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We do not expect gross RPII of Essent Re to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. Further, proposed regulations could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of Essent Re related to affiliate reinsurance transactions. These regulations would apply to taxable years beginning after the date the regulations are finalized. Although we cannot predict whether, when or in what form the proposed regulations might be finalized, the proposed regulations, if finalized in their current form, could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future as that could increase the risk that gross RPII could constitute 20% or more of the gross insurance income of Essent Re in a particular taxable year, which could result in such RPII being taxable to U.S. persons that own our shares.
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
We believe that the dividends paid on the common shares should qualify as "qualified dividend income" if, as is intended, our common shares remain listed on a national securities exchange and Essent Group Ltd. is not a PFIC. Qualified dividend income received by non-corporate U.S. Persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. Persons would no longer qualify for the reduced tax rate on the dividends paid by us.
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
The base erosion anti-abuse tax or “BEAT” could make certain levels of affiliate reinsurance between United States and non-U.S. members of our group economically unfeasible. Although we are not currently impacted by BEAT, there can be no assurance that changes to future taxable income calculations or future changes to BEAT will not have a negative impact on us. Future legislation adverse to the Company's effective tax rate may also extend beyond changes to the BEAT. In addition, the Inflation Reduction Act of 2022 (“IRA”) introduced, among other tax provisions, the Corporate Alternative Minimum Tax (“CAMT”) and a federal excise tax (“FET”) of 1% on certain stock repurchases. Companies are not subject to the CAMT if they do not meet a certain net income threshold on a trailing 3-year average calculation. Based on such calculations, the Company is not currently subject to the CAMT. Management will continue to monitor the applicability of CAMT. Final Treasury Regulations were issued on November 24, 2025 regarding the stock repurchase FET. Those regulations confirm that we are not subject to the tax as currently enacted; however, future legislative changes to the stock repurchase FET could cause us to become subject to it.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could negatively impact our liquidity and potentially require us to raise more capital.
Essent Group Ltd. serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. As a result, its principal source of funds is income from our investment portfolio, dividends and other distributions from our insurance and other subsidiaries, including permitted payments under our expense-sharing arrangements, and funds that may be raised from time to time in the capital markets. Our dividend income is limited to upstream dividend payments from our insurance and other subsidiaries, which may be restricted by applicable state insurance laws. Under Pennsylvania law, our insurance subsidiaries may pay ordinary dividends without prior approval of the Pennsylvania Insurance Commissioner, but are not permitted to pay extraordinary dividends without the prior approval of the Commissioner. An extraordinary dividend is a dividend or distribution which, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (i) 10% of our surplus as shown in our last annual statement on file with the Commissioner, or (ii) our net income for the period covered by such statement, but shall not include pro rata distributions of any class of our own securities. Moreover, under Pennsylvania law, dividends and other distributions may only be paid out of unassigned surplus unless approved by the Commissioner. Our primary U.S. operating subsidiary, Essent Guaranty, Inc., had unassigned surplus of approximately $245.8 million as of December 31, 2025, and paid to its parent, Essent US Holdings, Inc., dividends totaling $495.0 million in 2025. For further information, see Note 11 to our consolidated financial statements entitled "Dividends Restrictions" included elsewhere in this Annual Report.
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
Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 13, 2026, we had 94,542,845 outstanding common shares. In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
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

Although we have implemented what we believe to be an appropriate information security program to protect against, detect, mitigate, and respond to cybersecurity risks, there can be no assurance that such risks, including incidents, may be prevented or timely detected. During the year ended December 31, 2025, we did not experience any material cybersecurity incidents, including cybersecurity incidents that materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition. See “Risk Factors—Risks Relating to the Operation of Our Business—The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed."
Cybersecurity Governance
Our board of directors, led by the board’s technology, innovation and operations committee, actively oversees our information security program, with our management, including the CIO and CISO, providing the board and that committee with regular updates (including at each of the three meetings held by that committee in 2025) and reporting on our IT strategy, including information security strategies and initiatives, event preparedness and incremental improvement efforts.
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
ITEM 2.    PROPERTIES
We lease office facilities in Radnor, Pennsylvania for the headquarters of our mortgage insurance business and title and settlement services operations, with additional offices in North Carolina, Pennsylvania, Missouri, New York and Virginia for our U.S.-based operations, and we lease office facilities in Bermuda for our holding company headquarters and reinsurance company. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
ITEM 3.    LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares trade on the New York Stock Exchange (NYSE) under the symbol "ESNT." As of February 13, 2026, we had approximately 9 holders of record of our common shares.
We have paid a quarterly dividend since September 2019. A dividend of $0.31 per share for each of the first, second, third and fourth quarters of 2025 was declared and paid, and a dividend of $0.35 per share had been declared by our board of directors with a record date of March 13, 2026 and a payment date of March 23, 2026. We presently expect to continue to declare a materially comparable regular quarterly dividend on our common stock in the future. For information on Essent Group's ability to pay dividends, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Performance Graph
The following performance graph compares, for the period from January 1, 2021 through December 31, 2025, the cumulative total shareholder return of an investment in (i) our common shares, (ii) the S&P 500 and (iii) a composite peer group selected by us consisting of Arch Capital Group Ltd., Enact Holdings, Inc. (from and after September 16, 2021), Genworth Financial, Inc. (through September 15, 2021), MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (collectively, the "Peer Index"). We selected the members of each peer group because each was, at the time, a direct competitor of ours in the private mortgage insurance industry. On September 16, 2021, shares of common stock Enact Holdings, Inc. began trading on the Nasdaq Global Select Market, independent of the shares of its parent company, Genworth Financial, Inc. (which retained approximately 80% of the outstanding common shares of Enact Holdings, Inc. after its initial public offering on such date).
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
S&P 500	$126.89	$102.22	$126.99	$156.59	$182.25
Peer Index	$133.45	$190.84	$235.38	$297.26	$324.57
ESNT	$109.17	$97.63	$138.77	$149.12	$185.84

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

Issuer Purchase of Equity Securities
The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2025.

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2025	840,295	$60.29	837,259
November 1 - November 30, 2025	623,208	$61.51	623,208
December 1 - December 31, 2025	585,493	$61.88	585,493
Total	2,048,996		2,045,960	$571,647
_______________________________________________________________________________
(1)During the three months ended December 31, 2025, the Company repurchased 2,045,960 common shares at a total cost of $125.0 million. In February 2025, the Board of Directors approved a $500 million share repurchase authorization that runs through year-end 2026, of which approximately $72 million remained available to be repurchased as of December 31, 2025. In November 2025, our Board approved an additional $500 million share repurchase authorization that runs through year-end 2027. The remaining $572 million in the table represents the amount available to repurchase shares under the February 2025 and November 2025 share repurchase authorizations as of December 31, 2025. In January 2026, we repurchased 713,402 shares for $44.4 million, leaving approximately $527.2 million remaining for repurchases as of January 31, 2026.
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
Overview
Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have two reportable segments: Mortgage Insurance and Reinsurance.
Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary ("Essent Guaranty"), is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. For the years ended December 31, 2025, 2024 and 2023, our mortgage insurance operations generated new insurance written, or NIW, of approximately $46.6 billion, $45.6 billion and $47.7 billion, respectively. As of December 31, 2025, we had approximately $248.4 billion of mortgage insurance in force. The financial strength ratings of Essent Guaranty are A2 with a stable outlook by Moody's Investors Service, Inc. ("Moody's"), A- with a stable outlook by S&P Global Ratings ("S&P") and A (Excellent) with a stable outlook by A.M. Best Company ("AM Best").
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd. ("Essent Re"), we reinsure U.S. mortgage risk in the GSE credit risk transfer market and provide underwriting consulting services to third-party reinsurers. As of December 31, 2025, Essent Re provided insurance or reinsurance relating to GSE risk share and other reinsurance transactions covering approximately $2.3 billion of risk. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.
Prior to December 31, 2025, we disclosed one reportable segment, Mortgage Insurance, which was comprised of "U.S. mortgage insurance" and "GSE and other mortgage risk share." Our mortgage insurance business and GSE and other mortgage risk share business each represented operating segments that were aggregated and disclosed as one reportable segment based on their shared economic characteristics and the similarities between the two operating segments. In the fourth quarter of 2025, Essent Re entered the Lloyd's of London market to reinsure certain property and casualty risks beginning in the first quarter of 2026. Considering the expansion of business and types of risks reinsured at Essent Re, our Chief Operating Decision Maker began to assess the performance of all third-party reinsurance as an operating segment as of December 31, 2025. To reflect this change, the GSE and other mortgage risk share operating segment is no longer aggregated with mortgage insurance and all third-party reinsurance is now disclosed as a separate reportable segment: Reinsurance. All prior period segment information has been recast to conform to the new segment presentation.
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
We have a highly experienced, talented team with 514 employees as of December 31, 2025. Our holding company and reinsurance business are domiciled in Bermuda. Our mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
Current Developments
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, the Federal Reserve reduced the target federal funds rate by 100 basis points in 2024 and by another 75 basis points during 2025. Mortgage interest rates, however, remain elevated, which has reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, NIW and title insurance and settlement service transactions. Higher interest rates have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.

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
In January 2025, several wildfires caused property damage in Southern California. Our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations at the time of these wildfires was less than 0.1% of our total insurance in force. These wildfires did not have a material impact on our reserves.
Legislative and Regulatory Developments
Our results are significantly impacted by, and our future success may be affected by, legislative and regulatory developments affecting the housing finance industry. Key regulatory and legislative developments that may affect us include:
U.S. Tax Reform
On July 4, 2025, a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) was enacted which includes both tax and non-tax provisions. Based on our analysis of the provisions, the OBBBA did not have a material impact on our financial position or results of operations.
Bermuda Corporate Income Tax
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (CIT). Starting January 1, 2025, the CIT imposes a new 15% corporate income tax on in-scope entities that are resident in Bermuda or that have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966.
Although our annual revenue meets the CIT threshold for "in-scope" (€750M), our Bermuda companies are not "in scope" because of a statutory exception for entities having “limited international presence” or "LIP". We currently meet the criteria for the LIP exception, which is available to our Bermuda companies for a period of five years, or when the LIP criteria are no longer met, whichever is sooner. The LIP exemption criteria are subject to interpretation of existing Bermuda law, as well as any related new regulations that may be issued by the Government of Bermuda. Also, future strategic business decisions could impact qualification for the LIP exception. Accordingly, no assurances can be made that we will continue meeting the LIP exception criteria during the four years remaining in our five-year exemption period.
Factors Affecting Our Results of Operations
Net Premiums Written and Earned
Premiums associated with our mortgage insurance business are based on insurance in force, or IIF, during all or a portion of a period. A change in the average IIF during a period causes premiums to increase or decrease as compared to prior periods. Average net premium rates in effect during a given period will also cause premiums to differ when compared to earlier periods. IIF at the end of a reporting period is a function of the IIF at the beginning of such reporting period plus NIW less policy cancellations (including claims paid) during the period. As a result, premiums are generally influenced by:
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
Mortgage insurance premiums are paid either on a monthly installment basis ("monthly premiums"), in a single payment at origination ("single premiums"), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as "unearned premium" and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of December 31, 2025 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For both of the years ended December 31, 2025 and 2024, monthly premium policies comprised 99% of our NIW.
Premiums associated with our reinsurance transactions are based on the level of risk in force and premium rates on the transactions.
Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.
Persistency and Business Mix
The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our mortgage insurance portfolio was 85.7% at December 31, 2025. Generally, higher prepayment speeds lead to lower persistency.
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
Net Investment Income
Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of December 31, 2025. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security's amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
Income from Other Invested Assets
As part of our overall investment strategy, we also allocate a percentage of our portfolio to limited partnership investments and traditional venture capital and private equity investments. The results of these investing activities are reported in income from other invested assets. These investments are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Fluctuations in the fair value of these entities may increase the volatility of the Company’s reported results of operations.
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
•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and
•the distribution of claims over the life of a book. As of December 31, 2025, 53% of our IIF relates to mortgage insurance business written before January 1, 2023 and was at least three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See "—Mortgage Insurance Earnings and Cash Flow Cycle" below.
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
Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2025, 53% of our IIF relates to business written before January 1, 2023 and was at least three years old. As such, we expect incurred losses and claims to increase as a greater amount of this book of insurance is entering its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of subsequent reductions in inflation rates, the Federal Reserve reduced the target federal funds rate by 100 basis points in 2024 and by another 75 basis points during 2025. Mortgage interest rates, however, have remained elevated, which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.
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
In January 2025, several wildfires caused property damage in Southern California. Our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations at the time of these wildfires was less than 0.1% of our total insurance in force. These wildfires did not have a material impact on our reserves.
As more fully described in Note 5 to our consolidated financial statements, at December 31, 2025, we had approximately $1.3 billion of excess of loss reinsurance covering NIW from January 1, 2018 through August 31, 2019 and August 1, 2020 through December 31, 2025 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2025. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.
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
Outward Reinsurance
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
Our most significant expense is compensation and benefits for our employees, which represented 51%, 50% and 51% of other underwriting and operating expenses for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
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
Income Taxes
Income taxes are incurred based on the amount of earnings or losses generated in the jurisdictions in which we operate and the applicable tax rates and regulations in those jurisdictions. Our U.S. insurance subsidiaries are generally not subject to income taxes in most states in which we operate; however, our non-insurance subsidiaries are subject to state income taxes. Except for six states, most notably Florida, our insurance subsidiaries pay premium taxes in lieu of state income taxes. Premium taxes are recorded in other underwriting and operating expenses.
Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, and their income is currently not subject to a corporate income tax. See "—Legislative and Regulatory Developments—Bermuda Corporate Income Tax" above. Essent Re reinsures U.S. mortgage risk in the GSE credit risk transfer market and provide underwriting consulting services to third-party reinsurers. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. The following table summarizes the quota share reinsurance coverage that Essent Re has provided to Essent Guaranty for the respective NIW periods:

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
Key Performance Indicators
Insurance In Force
As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the years ended December 31, 2025, 2024 and 2023 for our mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
IIF, beginning of period	$243,645,423	$239,078,262	$227,062,055
NIW	46,563,546	45,561,332	47,666,852
Cancellations	(41,852,572)	(40,994,171)	(35,650,645)
IIF, end of period	$248,356,397	$243,645,423	$239,078,262
Average IIF during the period	$246,521,637	$241,571,892	$234,518,135
RIF, end of period	$56,519,839	$56,477,150	$54,591,590

The following is a summary of our IIF at December 31, 2025 by vintage:

($ in thousands)	$	%
2025	$43,664,410	17.6%
2024	37,940,873	15.3
2023	35,213,136	14.2
2022	45,373,683	18.3
2021	40,962,380	16.4
2020 and prior	45,201,915	18.2
	$248,356,397	100.0%

Average Net Premium Rate
Our average net premium rate is calculated by dividing net premiums earned for our mortgage insurance portfolio by average insurance in force for the period and is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. The following table presents the average net premium rate for our mortgage insurance portfolio:

	Year Ended December 31,
	2025	2024	2023
Base average premium rate	0.41%	0.41%	0.40%
Single premium cancellations	—	—	—
Gross average premium rate	0.41	0.41	0.40
Ceded premiums	(0.06)	(0.06)	(0.05)
Net average premium rate	0.35%	0.35%	0.35%

The continued use of third-party reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF may reduce our average net premium rate in future periods.
Persistency Rate
The measure for assessing the impact of mortgage insurance policy cancellations on IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any twelve-month period. See additional discussion regarding the impact of the persistency rate on our performance in "—Factors Affecting Our Results of Operations—Persistency and Business Mix."
Risk-to-Capital
The risk-to-capital ratio has historically been used as a measure of capital adequacy in the mortgage insurance industry and is calculated as a ratio of net risk in force to statutory capital. Net risk in force represents total risk in force net of reinsurance ceded and net of exposures on policies for which loss reserves have been established. Statutory capital for our U.S. insurance companies is computed based on accounting practices prescribed or permitted by the Pennsylvania Insurance Department. See additional discussion in "—Liquidity and Capital Resources—Insurance Company Capital."
As of December 31, 2025, the net risk in force for Essent Guaranty was $32.5 billion and its statutory capital was $3.6 billion, resulting in a risk-to-capital ratio of 9.1:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0:1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.
Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended December 31,
Summary of Operations (In thousands)	2025	2024	2023
Revenues:
Net premiums written	$959,464	$966,580	$894,282
Decrease in unearned premiums	24,254	24,302	22,624
Net premiums earned	983,718	990,882	916,906
Net investment income	236,517	222,070	186,139
Realized investment gains (losses), net	(923)	(2,350)	(7,204)
Income (loss) from other invested assets	17,586	7,375	(11,118)
Other income	24,037	24,927	25,036
Total revenues	1,260,935	1,242,904	1,109,759

Losses and expenses:
Provision for losses and LAE	149,337	81,220	31,542
Other underwriting and operating expenses	257,040	270,874	225,081
Interest expense	32,696	35,319	30,137
Total losses and expenses	439,073	387,413	286,760
Income before income taxes	821,862	855,491	822,999
Income tax expense	131,893	126,088	126,613
Net income	$689,969	$729,403	$696,386
Revenues
Net Premiums Earned
The decrease in net premiums earned for 2025 compared to 2024 is primarily driven by decreases in net premiums earned in both our reinsurance and title insurance operations in 2025. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance”, Net Premiums Earned under “Results of Operations: Reinsurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.
Net Investment Income
Our consolidated net investment income was derived from the following sources for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024
Fixed maturities	$216,991	$186,345
Short-term investments	26,680	40,856
Gross investment income	243,671	227,201
Investment expenses	(7,154)	(5,131)
Net investment income	$236,517	$222,070

The increase in our consolidated net investment income to $236.5 million for the year ended December 31, 2025 as compared to $222.1 million for the year ended December 31, 2024 was due to the increase in the weighted average balance of our investment portfolio, as well as an increase in the average yield on the investment portfolio. The average balance of cash and investments at amortized cost increased to $6.4 billion during the year ended December 31, 2025 from $6.1 billion during the year ended December 31, 2024, primarily as a result of investing cash flows generated from operations. The pre-tax investment income yield increased from 3.7% in the year ended December 31, 2024 to 3.8% in the year ended December 31, 2025 primarily due to a general increase in investment yields due to increasing interest rates.
The pre-tax investment income yields are calculated based on amortized cost and exclude investment expenses. See "Liquidity and Capital Resources" for further details of our investment portfolio.
Income (Loss) from Other Invested Assets
Income from other invested assets for the year ended December 31, 2025 was a gain of $17.6 million as compared to a gain of $7.4 million for the year ended December 31, 2024. The increase in income from other invested assets for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to an increase in favorable fair value adjustments recorded during 2025.
Other Income
Other income was $24.0 million for the year ended December 31, 2025 compared to $24.9 million for the year ended December 31, 2024. Other income within our Mortgage Insurance segment includes fair value adjustments on embedded derivatives contained in certain of our reinsurance agreements. In the year ended December 31, 2025 we recorded a net unfavorable decrease in the fair value of the embedded derivatives of $1.6 million compared to a net unfavorable decrease of $2.1 million in the year ended December 31, 2024.
Expenses
Provision for Losses
The increased provision for losses for 2025 compared to 2024 was primarily driven by an increase in new mortgage insurance defaults, which impacted our mortgage insurance reserves. See “Results of Operations: Mortgage Insurance" for more information.
Other Underwriting and Operating Expenses
The decrease in underwriting and operating expenses for 2025 compared to 2024 was primarily due to an decrease in compensation expense, primarily due to decreased headcount, as well as a decrease in other general operating expenses. For more information, see “Results of Operations: Mortgage Insurance,” “Results of Operations: Reinsurance” and “Results of Operations: Corporate & Other.”
Interest Expense
For the years ended December 31, 2025 and 2024, we incurred interest expense of $32.7 million and $35.3 million, respectively. Interest expense decreased in 2025 compared to 2024 primarily due to a loss on debt extinguishment for the write-off of unamortized debt issuance costs during 2024. On July 1, 2024, Essent Group issued $500 million of 6.25% senior notes and utilized the proceeds to repay all of the outstanding term loan borrowings under the Credit Facility. For the years ending

December 31, 2025 and 2024, our borrowings carried a weighted average interest rate of 6.25% and 6.68%, respectively. For the years ended December 31, 2025 and 2024, the average amount of borrowings outstanding was $500 million and $462.5 million, respectively.
Income Taxes
Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $131.9 million for the year ended December 31, 2025 compared to $126.1 million for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was 16.0% compared to 14.7% for the year ended December 31, 2024. Our effective income tax rate reflects the amount of earnings or losses generated in the jurisdictions in which we operate, the applicable tax rates and regulations in those jurisdictions, and the impact of discrete items. The increase in our effective tax rate is primarily related to withholding taxes incurred on intercompany dividends paid by Essent US Holdings, Inc. to its parent company. For the year ended December 31, 2025, income tax expense includes $1.2 million of favorable adjustments related to prior year tax returns and $0.8 million of excess tax benefits associated with the vesting of common shares and common share units. For the year ended December 31, 2024, income tax expense includes $1.3 million of favorable adjustments related to prior year tax returns and $0.7 million of excess tax benefits associated with the vesting of common shares and common share units. See Note 12 to our consolidated financial statements.
At December 31, 2025 and 2024, we concluded that it was more likely than not that our deferred tax assets would be realized.
Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in the consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 have been omitted. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 19, 2025.
Results of Operations: Mortgage Insurance

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Net premiums earned	$866,743	$855,793	$812,501
Net investment income	174,358	164,469	142,186
Realized investment gains (losses), net	(870)	(2,343)	(6,392)
Income (loss) from other invested assets	8,267	7,171	(490)
Other income	5,111	4,896	7,208
Total revenues	1,053,609	1,029,986	955,013

Losses and expenses:
Provision for losses and LAE	145,373	75,156	30,166
Other underwriting and operating expenses	101,889	106,960	108,033
Total losses and expenses before allocations	247,262	182,116	138,199
Corporate expense allocations	38,077	43,003	46,709
Total losses and expenses after allocations	285,339	225,119	184,908
Income before income tax expense	$768,270	$804,867	$770,105

Loss ratio (1)	16.8%	8.8%	3.7%
Expense ratio (2)	16.1	17.5	19.0
Combined ratio	32.9%	26.3%	22.8%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 and Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
For the year ended December 31, 2025, our Mortgage Insurance segment reported income before income tax expense of $768.3 million, compared to income before income tax expense of $804.9 million for the year ended December 31, 2024. The decrease in our operating results in 2025 over 2024 was primarily due to an increase in the provision for losses and LAE, partially offset by an increase in net premiums earned and investment income and a decrease in operating expenses and corporate allocations.
Our Mortgage Insurance segment reported income before income tax expense of $770.1 million for the year ended December 31, 2023. The increase in our operating results in 2024 compared to 2023 was primarily due to increases in net premiums earned and net investment income, partially offset by increases in provision for losses and LAE.
Net Premiums Written and Earned
Mortgage Insurance net premiums earned increased in the year ended December 31, 2025 by 1.3% compared to the year ended December 31, 2024. The increase in net premiums earned was primarily due to the increase in our average IIF from $241.6 billion in 2024 to $246.5 billion in 2025. Mortgage Insurance net premiums earned increased in the year ended December 31, 2024 by 5.3% compared to the year ended December 31, 2023. The increase in net premiums earned was due to the increase in our average IIF from $234.5 billion in 2023 to $241.6 billion in 2024. The average net premium rate was 0.35% for each of the three years ended December 31, 2025.
The following table presents the components of the change in unearned premiums within our Mortgage Insurance segment for the following years:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Unearned premium recognized in earnings	36,883	41,707	48,641
Net premiums written on single premium policies	(8,253)	(9,027)	(21,968)
Decrease in unearned premiums	28,630	32,680	26,673
Provision for Losses and Loss Adjustment Expenses
For the year ended December 31, 2025, the Mortgage Insurance segment recorded a provision for losses of $145.4 million compared to a provision of $75.2 million for the year ended December 31, 2024. The increase in the provision for losses was primarily due to an increase in new defaults reported as well as an increase in our average reserve per default, partially offset by cure activity for defaults reported in prior years. The increase in average reserve per default was due to aging of defaults remaining within the mortgage insurance portfolio as well as a reduction of hurricane-related defaults without a corresponding change in reserves for hurricane-related defaults. For the year ended December 31, 2023, we recorded a provision for losses of $30.2 million. The increase in the provision for losses in the year ended December 31, 2024 was primarily due to an increase in new defaults reported, resulting in an increase in the provision for losses recorded for current year defaults, partially offset by cure activity for defaults reported in prior years. In 2024, the increase in defaults was due in part to defaulted loans in the areas impacted by Hurricanes Helene and Milton.
The following table presents a rollforward of insured loans in default for our mortgage insurance portfolio for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Beginning default inventory	18,439	14,819	13,433
Plus: new defaults	40,076	37,499	30,550
Less: cures	(37,321)	(33,134)	(28,655)
Less: claims paid	(899)	(671)	(467)
Less: rescissions and denials, net	(85)	(74)	(42)
Ending default inventory	20,210	18,439	14,819

The following table includes additional information about our loans in default as of the dates indicated for our mortgage insurance portfolio:

	As of December 31,
	2025	2024
Case reserves (in thousands)	$396,817	$285,944
Total reserves (in thousands)	$429,610	$310,156
Ending default inventory	20,210	18,439
Average case reserve per default (in thousands)	$19.6	$15.5
Average total reserve per default (in thousands)	$21.3	$16.8
Default rate	2.50%	2.27%
Claims received included in ending default inventory	313	164

The following table provides a reconciliation of the beginning and ending mortgage insurance reserve balances for losses and LAE:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Reserve for losses and LAE at beginning of year	$310,156	$245,402	$216,390
Less: Reinsurance recoverables	36,655	24,004	14,618
Net reserve for losses and LAE at beginning of year	273,501	221,398	201,772
Add provision for losses and LAE occurring in:
Current year	224,261	171,907	138,603
Prior years	(78,888)	(96,751)	(108,437)
Incurred losses and LAE during the current year	145,373	75,156	30,166
Deduct payments for losses and LAE occurring in:
Current year	3,567	2,687	517
Prior years	41,817	20,366	10,023
Loss and LAE payments during the current year	45,384	23,053	10,540
Net reserve for losses and LAE at end of period	373,490	273,501	221,398
Plus: Reinsurance recoverables	56,120	36,655	24,004
Reserve for losses and LAE at end of period	$429,610	$310,156	$245,402

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our mortgage insurance portfolio:

	As of December 31, 2025
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	6,892	34%	$40,876	10%	$545,198	7%
Three payments	3,002	15	32,458	8	246,194	13
Four to eleven payments	7,261	36	163,087	41	615,449	26
Twelve or more payments	2,742	13	139,036	35	224,248	62
Pending claims	313	2	21,360	6	23,797	90
Total case reserves	20,210	100%	396,817	100%	$1,654,886	24
IBNR			29,761
LAE			3,032
Total reserves for losses and LAE			$429,610

	As of December 31, 2024
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	6,691	36%	$32,672	11%	$522,644	6%
Three payments	3,154	17	26,278	9	250,696	10
Four to eleven payments	6,408	35	122,551	43	515,600	24
Twelve or more payments	2,022	11	93,269	33	153,376	61
Pending claims	164	1	11,174	4	12,478	90
Total case reserves	18,439	100%	285,944	100%	$1,454,794	20
IBNR			21,446
LAE			2,766
Total reserves for losses and LAE			$310,156

During the year ended December 31, 2025, the provision for losses and LAE was $145.4 million, comprised of $224.3 million for current year losses, partially offset by $78.9 million of favorable prior years' loss development. During the year ended December 31, 2024, the provision for losses and LAE was $75.2 million, comprised of $171.9 million of current year losses, partially offset by $96.8 million of favorable prior years' loss development. During the year ended December 31, 2023, the provision for losses and LAE was $30.2 million, comprised of $138.6 million of current year losses, partially offset by $108.4 million of favorable prior years' loss development. In each period, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our mortgage insurance claims paid and claim severity as of the dates indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Number of claims paid	899	671	467
Amount of claims paid	$44,964	$22,660	$10,216
Claim severity	75%	63%	59%
Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	$	%	$	%	$	%
Compensation and benefits	$64,392	63%	$67,985	64%	$65,003	60%
Premium taxes	23,596	23	22,951	21	22,495	21
Ceding commission	(28,669)	(28)	(25,144)	(24)	(21,757)	(20)
Other	42,570	42	41,168	39	42,292	39
Total other underwriting and operating expenses	$101,889	100%	$106,960	100%	$108,033	100%

Average number of employees during the period		269		292		291
The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased in 2025 compared to 2024 as a result of a decline in the number of average employees and increased in 2024 compared to 2023 primarily due to increases in stock based compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.
•Premium taxes increased from 2023 to 2024 and from 2024 to 2025 primarily due to an increase in premiums written.
•The increases in ceding commission from 2023 to 2024 and 2024 to 2025 results from increases in the amount of reinsured insurance in force under our outstanding quota share arrangements.
•Other expenses increased in 2025 compared to 2024 primarily as a result of increases in software-related expenses. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Reinsurance

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Net premiums earned	$60,609	$68,883	$66,436
Net investment income	20,271	18,872	17,682
Realized investment gains, net	6	—	—
Other income	8,708	9,256	13,484
Total revenues	89,594	97,011	97,602

Losses and expenses:
Provision (benefit) for losses and LAE	310	26	(46)
Other underwriting and operating expenses	10,145	8,784	7,149
Total losses and expenses before allocations	10,455	8,810	7,103
Corporate expense allocations	1,491	784	565
Total losses and expenses after allocations	11,946	9,594	7,668
Income before income tax expense	$77,648	$87,417	$89,934

Loss ratio (1)	0.5%	—%	(0.1)%
Expense ratio (2)	19.2	13.9	11.6
Combined ratio	19.7%	13.9%	11.5%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.
Net Premiums Earned
Reinsurance net premiums earned primarily relate to premiums earned from Essent Re's participation in the GSE-sponsored mortgage risk share transactions. The decrease in net premiums earned in 2025 compared to 2024 is primarily due to a decline in average risk in force during the period as well as a decrease in the net average premium rate. The increase in 2024 compared to 2023 was due to an increase in the average risk in force. The following table presents the average GSE and other risk share risk in force and the average premium rates for each of the three years presented:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Average reinsured risk in force	$2,265,848	$2,275,546	$2,181,543
Average premium rate on risk in force	2.6%	3.0%	3.0%
Other Income
The decrease in other income in 2025 compared to 2024 and in 2024 compared to 2023 was due to a decline in third party consulting service revenues.
Provision for Losses and Loss Adjustment Expenses
The provision for losses reported in Reinsurance for 2025 primarily related to loss provisions recorded for non-payment reinsurance written by Essent Re during 2025. The provision (benefit) in 2024 and 2023 were due to changes in the level of loans in default in the GSE-sponsored risk share transactions. Reinsurance reserves as of December 31, 2025 and 2024 were $0.4 million and $0.1 million, respectively.

Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for Reinsurance for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	$	%	$	%	$	%
Compensation and benefits	$4,547	45%	$4,171	47%	$3,993	56%
Premium and other taxes	52	—	56	1	49	1
Ceding commission	1,410	14	896	10	431	6
Other	4,136	41	3,661	42	2,676	37
Total other underwriting and operating expenses	$10,145	100%	$8,784	100%	$7,149	100%

Average number of employees during the period		8		7		6
The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in 2025 compared to 2024 and in 2024 compared to 2023 primarily due to an increase in headcount and incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium and other taxes within Reinsurance relate to federal excise taxes paid on certain mortgage reinsurance premiums.

•The increase in ceding commission from 2023 to 2024 results from increases in the amount of reinsured risk in force on non GSE-sponsored risk share transactions. The increase in ceding commission from 2024 to 2025 was primarily due to commissions incurred on non-payment reinsurance written in 2025.

•Other expenses increased in 2025 compared to 2024 primarily as a result of increases in software costs, professional fees and amortization of deferred policy acquisition costs. Other expenses increased in 2024 compared to 2023 primarily as a result of increases in software, travel and occupancy costs, partially offset by a decrease in professional fees. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Year Ended December 31,
Summary of Operations (In thousands)	2025	2024	2023
Revenues:
Net premiums earned	$56,366	$66,206	$37,969
Net investment income	41,888	38,729	26,271
Realized investment losses, net	(59)	(7)	(812)
Income (loss) from other invested assets	9,319	204	(10,628)
Other income	10,218	10,775	4,344
Total revenues	117,732	115,907	57,144

Losses and expenses:
Provision for losses and LAE	3,654	6,038	1,422
Other underwriting and operating expenses	145,006	155,130	109,899
Interest expense	32,696	35,319	30,137
Total losses and expenses before allocations	181,356	196,487	141,458
Corporate expense allocations	(39,568)	(43,787)	(47,274)
Total losses and expenses after allocations	141,788	152,700	94,184
Loss before income taxes	$(24,056)	$(36,793)	$(37,040)
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate to premiums earned by our title insurance operations. Net premiums earned in 2025 decreased compared to 2024 as a result of a decline in title insurance policies issued. The increase in net premiums earned in 2024 is primarily due to a full year of title insurance operations in 2024. Net premiums earned in 2023 represent six months of title insurance operations as a result of our acquisition effective July 1, 2023.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other relates to loss provisions recorded by our title insurance operations subsequent to our acquisition effective July 1, 2023. Upon acquisition, we recorded $14.1 million of title insurance reserves through purchase accounting. The increase in the provision for losses in 2024 compared to 2023 was primarily due to an increase in title insurance policies issued and related title premium for the full year 2024 as compared to the six months subsequent to the acquisition of the title insurance operations as well as recent industry experience and trends. The decrease in the provision for losses in 2025 compared to 2024 is the result of a decrease in title insurance policies issued. Title insurance reserves as of December 31, 2025 and 2024 were $16.9 million and $18.7 million, respectively.
Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	$	%	$	%	$	%
Compensation and benefits	$61,011	42%	$64,236	41%	$45,902	42%
Premium and other taxes	2,181	2	1,497	1	(376)	—
Other	81,814	56	89,397	58	64,373	58
Total other underwriting and operating expenses	$145,006	100%	$155,130	100%	$109,899	100%

Average number of employees during the period		264		260		149

The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits decreased in 2025 compared to 2024 as a result of a decrease in stock based compensation. Compensation and benefits increased in 2024 compared to 2023 primarily due to an increase in the average number of employees, which resulted from the acquisition of the title insurance operations on July 1, 2023. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium and other taxes within Corporate & Other are related to our title insurance operations.

•Other expenses decreased in 2025 compared to 2024 as a result of a decrease in title and settlement services direct cost incurred due to a decline in transactions and increased in 2024 compared to 2023 primarily as a result of increased title and settlement services direct cost incurred and increases in professional fees as a result of a full year of title insurance operations in 2024. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also include premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Premiums retained by agents decreased in 2025 as a result of a decrease in title insurance policies issued compared to 2024 and increased in 2024 compared to 2023 due to a full year of title insurance operations in 2024, partially offset by decreased utilization of third party agents for insurance premiums written during 2024.
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
As of December 31, 2025, we had substantial liquidity, with cash of $123.0 million, short-term investments of $648.5 million and fixed maturity investments of $5.5 billion. We also had $500 million of available capacity under our Revolving Credit Facility. Holding company net cash and investments available for sale totaled $1.3 billion at December 31, 2025. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at December 31, 2025.
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
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, our insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At December 31, 2025, Essent Guaranty, had unassigned surplus of approximately $245.8 million. As of January 1, 2026, Essent Guaranty has dividend capacity of $245.8 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2025, Essent Re had total equity of $1.7 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our consolidated financial statements. As of January 1, 2026, Essent Re has dividend capacity of $423.0 million.
At December 31, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net cash provided by operating activities	$856,053	$861,532	$763,001
Net cash used in investing activities	(154,738)	(706,926)	(525,569)
Net cash used in financing activities	(709,746)	(164,913)	(176,885)
Net (decrease) increase in cash	$(8,431)	$(10,307)	$60,547
Operating Activities
Cash flow provided by operating activities totaled $856.1 million for the year ended December 31, 2025, as compared to $861.5 million for the year ended December 31, 2024 and $763.0 million for the year ended December 31, 2023. The decrease in cash flow from operations of $5.5 million in 2025 compared to 2024 was primarily due to an increase in claims paid during 2025 compared to 2024, partially offset by increases in net premiums written and net investment income. The increase in cash flow from operations of $98.5 million in 2024 compared to 2023 was primarily due to increases in net premiums written and investment income and a decrease in income tax and interest payments, partially offset by an increase in operating expenses paid in the year ended December 31, 2024.

Investing Activities
Cash flow used in investing activities totaled $154.7 million for the year ended December 31, 2025, $706.9 million for the year ended December 31, 2024 and $525.6 million for the year ended December 31, 2023. Cash used in investing activities primarily related to investing cash flows from the operations of the business in each of the periods presented. Cash flows used in investing activities decreased in 2025 compared to 2024 due to the increase in cash flows used in financing activities in 2025 resulting from increased repurchases of common shares.
Financing Activities
Cash flow used in financing activities totaled $709.7 million, $164.9 million and $176.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. In each year, cash flows used in financing activities primarily related to the repurchases of common shares as part of our share repurchase plans, quarterly cash dividends paid and treasury stock acquired from employees to satisfy tax withholding obligations. Cash flow from financing activities for the year ended December 31, 2024 also included cash inflow from the issuance of Senior Notes, partially offset by cash outflows associated with the repayment of the term loan portion of the Existing Credit Facility, as well as the payment of debt issuance costs.
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
During the year ended December 31, 2025, no capital contributions were made to our U.S. mortgage insurance subsidiaries and Essent Guaranty paid dividends to Essent US Holdings, Inc. totaling $495.0 million. During the years ended December 31, 2025 and 2024, Essent US Holdings made capital contributions totaling $3.2 million and $24.5 million to its title insurance subsidiary, respectively. Prior to December 31, 2024, Essent Guaranty reinsured that portion of the risk that is in excess of 25% of the mortgage balance with respect to any loan insured prior to April 1, 2019, after consideration of other reinsurance, to Essent Guaranty of PA, Inc. On December 31, 2024, Essent Guaranty and Essent PA entered into a commutation and release agreement in which all outstanding risk in force assumed by Essent PA was commuted back to Essent Guaranty in exchange for cash. Upon the commutation and release, Essent PA surrendered its insurance license and is no longer an insurance subsidiary of Essent Group Ltd. as of December 31, 2024.
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

The following tables summarizes Essent Guaranty's QSR agreements as of December 31, 2025:

QSR Agreement	Eligible Policy Period	Ceding Percentage
QSR-2019	September 1, 2019 - December 31, 2020	(1)
QSR-2022	January 1, 2022 - December 31, 2022	20%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%
QSR-2024	January 1, 2024 - December 31, 2024	15%
QSR-2025	January 1, 2025 - December 31, 2025	25%
_______________________________________________________________________________
(1)Under QSR-2019, Essent Guaranty cedes 36% of premiums on singles policies and 18% on all other policies.
During 2025, Essent Guaranty entered into a forward quota share agreement with highly rated third-party reinsurers ceding 25% of the risk on all eligible policies written by Essent Guaranty in calendar year 2026.
During the fourth quarter of 2025, Essent Guaranty entered into a forward quota share agreement with highly rated third-party reinsurers ceding 20% of the risk on all eligible policies written by Essent Guaranty in calendar year 2027.
Our risk-to-capital calculation for Essent Guaranty as of December 31, 2025 was as follows:

Statutory capital: ($ in thousands)
Policyholders’ surplus	$951,100
Contingency reserves	2,621,787
Statutory capital	$3,572,887
Net risk in force	$32,486,788
Risk-to-capital ratio	9.1:1
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
Essent Re has entered into GSE and other risk share transactions, including insurance and reinsurance transactions with Freddie Mac and Fannie Mae. Essent Guaranty also reinsures new insurance written ("NIW") to Essent Re. The following table summarizes the quota share reinsurance coverage that Essent Re has provided to Essent Guaranty for the respective NIW periods:

NIW Period	Ceding Percentage
January 1, 2025 to Present	50%
January 1, 2021 to December 31, 2024	35%
Prior to January 1, 2021	25%

During the year ended December 31, 2025 Essent Re paid dividends totaling $440 million to Essent Group. During the year ended December 31, 2024, Essent Re paid $300 million in dividends to Essent Group. As of December 31, 2025, Essent Re had total stockholders’ equity of $1.7 billion and net risk in force of $25.9 billion.
Financial Strength Ratings
The insurer financial strength ratings of Essent Guaranty, our principal mortgage insurance subsidiary, are A2 with a stable outlook by Moody's, A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best. The insurer financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by A.M. Best.
Private Mortgage Insurer Eligibility Requirements
Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements (PMIERs). The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of December 31, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of December 31, 2025, Essent Guaranty's Available Assets were $3.5 billion or 169% of its $2.1 billion of Minimum Required Assets based on our interpretation of the PMIERs.
Under PMIERs guidance issued by the GSEs effective June 30, 2020, Essent will apply a 0.30 multiplier to the risk-based required asset amount factor for each insured loan in default backed by a property located in a FEMA Declared Major Disaster Area eligible for Individual Assistance and that either (1) is subject to a forbearance plan granted in response to a FEMA Declared Major Disaster, the terms of which are materially consistent with terms of forbearance plans, repayment plans or loan modification trial period offered by Fannie Mae or Freddie Mac, or (2) has an initial missed payment occurring up to either (i) 30 days prior to the first day of the incident period specified in the FEMA Major Disaster Declaration or (ii) 90 days following the last day of the incident period specified in the FEMA Major Disaster Declaration, not to exceed 180 days from the first day of the incident period specified in the FEMA Major Disaster Declaration. In the case of the foregoing, the 0.30 multiplier shall be applied to the risk-based required asset amount factor for a non-performing primary mortgage guaranty insurance loan for no longer than three calendar months beginning with the month the loan becomes a non-performing primary mortgage guaranty insurance loan by reaching two missed monthly payments absent a forbearance plan described in (1) above.

In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ending March 31, 2025, and will become fully effective on September 30, 2026. Essent expects to remain in full compliance with the PMIERs requirements.
Financial Condition
Stockholders' Equity
As of December 31, 2025, stockholders’ equity was $5.8 billion compared to $5.6 billion as of December 31, 2024. Stockholders' equity increased primarily due to net income generated in 2025 and a decrease in accumulated other comprehensive loss related to a decrease in our net unrealized investment losses, partially offset by dividends paid and the repurchase of common shares under our share repurchase plan.
Investments
As of December 31, 2025, investments totaled $6.5 billion compared to $6.2 billion as of December 31, 2024. In addition, our total cash was $123.0 million as of December 31, 2025, compared to $131.5 million as of December 31, 2024. The increase in investments was primarily due to investing net cash flows from operations during the year ended December 31, 2025 as well as a decrease in our net unrealized investment losses.

Investments Available for Sale by Asset Class

Asset Class	December 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$369,712	6.1%	$547,290	9.3%
U.S. agency mortgage-backed securities	1,174,895	19.2%	1,125,436	19.2%
Municipal debt securities(1)	610,411	10.0%	583,501	9.9%
Non-U.S. government securities	56,024	0.9%	69,798	1.2%
Corporate debt securities(2)	1,980,080	32.5%	1,783,046	30.3%
Residential and commercial mortgage securities	464,105	7.6%	478,086	8.1%
Asset-backed securities	800,366	13.1%	631,959	10.8%
Money market funds	648,492	10.6%	657,605	11.2%
Total Investments Available for Sale	$6,104,085	100.0%	$5,876,721	100.0%

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	81.2%	83.3%
General obligation bonds	18.8	16.7
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	40.9%	41.8%
Consumer, Non-Cyclical	18.1	15.1
Industrial	9.0	8.2
Utilities	7.9	8.7
Technology	6.1	6.4
Consumer, Cyclical	6.0	6.3
Communications	4.7	5.7
Energy	4.7	5.1
Basic Materials	2.6	2.7
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating(1)	December 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$846,230	15.5%	$2,513,014	48.1%
Aa1	1,799,508	32.9	101,809	2.0
Aa2	300,026	5.5	301,080	5.8
Aa3	319,848	5.9	271,069	5.2
A1	545,918	10.0	511,076	9.8
A2	511,146	9.4	411,999	7.9
A3	494,434	9.1	463,616	8.8
Baa1	244,424	4.5	218,454	4.2
Baa2	208,247	3.8	198,193	3.8
Baa3	122,596	2.2	151,729	2.9
Below Baa3	63,216	1.2	77,077	1.5
Total (2)	$5,455,593	100.0%	$5,219,116	100.0%
_______________________________________________________________________________
(1)Based on ratings issued by Moody's, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody's not available.
(2)Excludes $648,492 and $657,605 of money market funds at December 31, 2025 and December 31, 2024, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	December 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,549,327	25.4%	$1,587,022	26.9%
1 to < 2 Years	527,914	8.6	544,630	9.3
2 to < 3 Years	532,211	8.7	473,301	8.1
3 to < 4 Years	571,255	9.4	445,614	7.6
4 to < 5 Years	536,135	8.8	546,414	9.3
5 or more Years	2,387,243	39.1	2,279,740	38.8
Total Investments Available for Sale	$6,104,085	100.0%	$5,876,721	100.0%

Material Cash Requirement from Known Contractual and Other Obligations
As of December 31, 2025, the approximate future cash requirements from known contractual and other obligations of the type described in the table below are as follows:

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Senior notes	$500,000	$—	$—	$500,000	$—
Estimated loss and LAE payments (1)	446,822	71,732	343,666	31,192	232
Operating lease obligations	44,734	5,977	11,186	10,157	17,414
Unfunded investment commitments (2)	125,931	125,931	—	—	—
Total	$1,117,487	$203,640	$354,852	$541,349	$17,646
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

We lease office space in Pennsylvania, Missouri, North Carolina, New York, Virginia and Bermuda under leases accounted for as operating leases. Minimum lease payments shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2026 under the non-cancelable sublease.
Off-Balance Sheet Arrangements
Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of December 31, 2025, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.1 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 5 to our consolidated financial statements for additional information.
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
Investments
Our fixed maturity and short-term investments are classified as available for sale and are reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. Each quarter we perform reviews of all of our investments in order to determine whether declines in fair value below amortized cost were as a result of credit losses in accordance with applicable guidance. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses, up to the amount of the impairment when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis. Under the previous other-than-temporary impairment model for available-for-sale investment securities, a security impairment was deemed other-than-temporary if we either intend to sell the security, or it was more likely than not that we would be required to sell the security before recovery or we did not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the years ended December 31, 2025, 2024 and 2023, the unrealized losses recorded in the investment portfolio principally resulted from fluctuations in market interest rates and credit spreads. Each issuer was current on its scheduled interest and principal payments. We recorded impairments of $0.0 million, $0.5 million and $0.2 million in the years ended December 31, 2025, 2024, and 2023, respectively. The impairments resulted from our intent to sell these securities subsequent to the reporting date.
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
At December 31, 2025, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.4 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.4% in fair value of our investments available for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Auditor Firm ID: 238)	82
Consolidated Balance Sheets	84
Consolidated Statements of Comprehensive Income	85
Consolidated Statements of Changes in Stockholders' Equity	86
Consolidated Statements of Cash Flows	87
Notes to Consolidated Financial Statements	88
FINANCIAL STATEMENT SCHEDULES
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2025	124
Schedule II—Condensed Financial Information of Registrant at December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025	125
Schedule IV—Reinsurance for the years ended December 31, 2025, 2024 and 2023	129

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Essent Group Ltd.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Essent Group Ltd. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of the Mortgage Insurance Reserve for Losses and Loss Adjustment Expenses
As described in Note 6 to the consolidated financial statements, the mortgage insurance reserve for losses and loss adjustment expenses makes up a significant portion of the total recorded reserve for losses and loss adjustment expenses of $447 million as of December 31, 2025, and is based on management’s best estimate of ultimate claim costs for defaulted loans. Upon notification that a borrower has defaulted, management considers internal and third-party information and models to determine the likelihood that a default will reach claim status and projects the amount that the Company will pay if a default becomes a claim. Management’s estimates of claim rates and claim sizes will be influenced by prevailing economic conditions, such as the overall state of the economy, current rates or trends in unemployment, changes in housing values and/or interest rates, and management’s best judgments as to the future values or trends of these macroeconomic factors. Losses incurred are also generally affected by the characteristics of the Company’s insured loans, such as the loan amount, loan-to-value ratio, the percentage of coverage on the insured loan and the credit quality of the borrower.
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
February 18, 2026
We have served as the Company’s auditor since 2009.

Essent Group Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except per share amounts)	2025	2024
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2025 — $5,631,201; 2024 — $5,467,238)	$5,455,593	$5,112,697
Short-term investments available for sale, at fair value (amortized cost: 2025 — $648,492; 2024 — $763,780)	648,492	764,024
Total investments available for sale	6,104,085	5,876,721
Other invested assets	382,513	303,900
Total investments	6,486,598	6,180,621
Cash	123,049	131,480
Accrued investment income	47,371	43,732
Accounts receivable	51,267	55,564
Deferred policy acquisition costs	9,547	9,653
Property, equipment and software (at cost, less accumulated depreciation of $71,466 in 2025 and $72,270 in 2024)	49,189	41,871
Prepaid federal income tax	513,425	489,600
Goodwill and acquired intangible assets, net	78,153	79,556
Other assets	82,404	79,572
Total assets	$7,441,003	$7,111,649

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and LAE	$446,822	$328,866
Unearned premium reserve	91,730	115,983
Net deferred tax liability	465,351	392,428
Senior notes due 2029, net	495,301	493,959
Other accrued liabilities	185,072	176,755
Total liabilities	1,684,276	1,507,991
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 95,456 shares in 2025 and 105,015 shares in 2024	1,432	1,575
Additional paid-in capital	649,895	1,214,956
Accumulated other comprehensive income (loss)	(151,985)	(303,984)
Retained earnings	5,257,385	4,691,111
Total stockholders' equity	5,756,727	5,603,658
Total liabilities and stockholders' equity	$7,441,003	$7,111,649

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Revenues:
Net premiums written	$959,464	$966,580	$894,282
Decrease in unearned premiums	24,254	24,302	22,624
Net premiums earned	983,718	990,882	916,906
Net investment income	236,517	222,070	186,139
Realized investment gains (losses), net	(923)	(2,350)	(7,204)
Income (loss) from other invested assets	17,586	7,375	(11,118)
Other income	24,037	24,927	25,036
Total revenues	1,260,935	1,242,904	1,109,759

Losses and expenses:
Provision for losses and LAE	149,337	81,220	31,542
Other underwriting and operating expenses	257,040	270,874	225,081
Interest expense	32,696	35,319	30,137
Total losses and expenses	439,073	387,413	286,760

Income before income taxes	821,862	855,491	822,999
Income tax expense	131,893	126,088	126,613
Net income	$689,969	$729,403	$696,386

Earnings per share:
Basic	$6.97	$6.92	$6.56
Diluted	6.90	6.85	6.50

Weighted average shares outstanding:
Basic	98,999	105,394	106,222
Diluted	100,023	106,550	107,129

Net income	$689,969	$729,403	$696,386

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $26,691 in 2025, $(7,818) in 2024 and $17,944 in 2023	151,999	(23,488)	102,294
Total other comprehensive income (loss)	151,999	(23,488)	102,294
Comprehensive income	$841,968	$705,915	$798,680

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31,
(In thousands)	2025	2024	2023
Common Shares
Balance, beginning of year	$1,575	$1,599	$1,615
Issuance of management incentive shares	8	8	9
Forfeiture of management incentive shares	(1)	(1)	—
Cancellation of treasury stock	(150)	(31)	(25)
Balance, end of year	1,432	1,575	1,599
Additional Paid-In Capital
Balance, beginning of year	1,214,956	1,299,869	1,350,377
Dividends and dividend equivalents declared	1,628	1,828	1,700
Issuance of management incentive shares	(8)	(8)	(9)
Forfeiture of management incentive shares	1	1	—
Stock-based compensation expense	20,847	24,778	18,446
Cancellation of treasury stock	(587,529)	(111,512)	(70,645)
Balance, end of year	649,895	1,214,956	1,299,869
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(303,984)	(280,496)	(382,790)
Other comprehensive income (loss)	151,999	(23,488)	102,294
Balance, end of year	(151,985)	(303,984)	(280,496)
Retained Earnings
Balance, beginning of year	4,691,111	4,081,578	3,493,107
Net income	689,969	729,403	696,386
Dividends and dividend equivalents declared	(123,695)	(119,870)	(107,915)
Balance, end of year	5,257,385	4,691,111	4,081,578
Treasury Stock
Balance, beginning of year	—	—	—
Treasury stock acquired	(587,679)	(111,543)	(70,670)
Cancellation of treasury stock	587,679	111,543	70,670
Balance, end of year	—	—	—
Total Stockholders' Equity	$5,756,727	$5,603,658	$5,102,550

See accompanying notes to consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating Activities
Net income	$689,969	$729,403	$696,386
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	923	2,350	7,204
(Income) loss from other invested assets	(17,586)	(7,375)	11,118
Distribution of income from other invested assets	12,700	13,843	7,440
Depreciation and amortization	5,233	5,783	4,525
Loss on disposal of property and equipment	68	—	—
Stock-based compensation expense	20,847	24,778	18,446
Amortization of premium on investment securities	14,378	20,231	14,899
Deferred income tax provision (benefit)	48,600	32,174	(13,246)
Change in:
Accrued investment income	(3,639)	(8,043)	(2,527)
Accounts receivable	4,420	7,466	(2,070)
Deferred policy acquisition costs	106	(515)	771
Prepaid federal income tax	(23,825)	(18,954)	(52,186)
Other assets	(10,723)	(18,653)	62,976
Reserve for losses and LAE	117,956	68,772	29,017
Unearned premium reserve	(24,254)	(24,302)	(22,624)
Other accrued liabilities	20,880	34,574	2,872
Net cash provided by operating activities	856,053	861,532	763,001
Investing Activities
Net change in short-term investments	115,532	164,707	(655,596)
Purchase of investments available for sale	(1,120,438)	(1,648,433)	(1,116,120)
Proceeds from maturities and paydowns of investments available for sale	831,437	411,635	664,239
Proceeds from sales of investments available for sale	99,823	415,074	707,544
Purchase of other invested assets	(77,808)	(39,062)	(40,038)
Return of investment from other invested assets	4,080	5,919	5,165
Net cash paid in acquisition	—	—	(86,761)
Purchase of intangible assets	—	(10,000)	—
Purchases of property and equipment and capitalization of internal-use software	(7,364)	(6,766)	(4,002)
Net cash used in investing activities	(154,738)	(706,926)	(525,569)
Financing Activities
Issuance of senior notes	—	498,160	—
Credit facility repayments	—	(425,000)	—
Treasury stock acquired	(587,679)	(111,543)	(70,670)
Payment of debt issuance costs	—	(8,488)	—
Dividends paid	(122,067)	(118,042)	(106,215)
Net cash used in financing activities	(709,746)	(164,913)	(176,885)
Net (decrease) increase in cash	(8,431)	(10,307)	60,547
Cash at beginning of year	131,480	141,787	81,240
Cash at end of year	$123,049	$131,480	$141,787
Supplemental Disclosure of Cash Flow Information
Income tax payments	$(91,151)	$(92,517)	$(139,710)
Interest payments	(31,250)	(17,196)	(28,574)
Noncash Transactions
Property, equipment, and capitalized internal-use software costs included in other liabilities	$3,563	$—	$—
Operating lease liabilities arising from obtaining right-of-use assets	4,857	2,066	23,705

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
We have two reportable business segments: Mortgage Insurance and Reinsurance. Our Mortgage Insurance segment offers private mortgage insurance for residential first-lien mortgages secured by residential properties located in the United States through our U.S. mortgage insurance subsidiary, Essent Guaranty, and also offers other credit risk management solutions, including contract underwriting, to our customers. Our Reinsurance segment primarily reinsures U.S. mortgage risk in the GSE credit risk transfer market through our Bermuda-based reinsurance subsidiary, Essent Re, and also provides underwriting consulting services to third-party reinsurers.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
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
We monitor our fixed maturities for unrealized losses that appear to be the result of credit losses. A fixed maturity security is considered to be impaired when the security's fair value is less than its amortized cost basis and 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, or 3) we believe we will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When we determine that a credit loss has been incurred, but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis, the unrealized loss is separated into the portion of the impairment that is credit related and the portion of the impairment that is due to other factors. For those fixed maturities for which a credit loss has occurred, the impairment amount is calculated as the difference between the amortized cost and the present value of future expected cash flows, limited by the amount that the fair value is less than the amortized cost basis. Estimates of expected future cash flows consider among other things, macroeconomic conditions as well as the financial condition, near-term and long-term prospects for the issuer, and the likelihood of the recoverability of principal and interest. Credit losses are recognized through an allowance account subject to reversal. Declines in value attributable to factors other than credit are reported as an unrealized loss in other comprehensive income while the allowance for credit loss is record as a realized loss in the consolidated statements of comprehensive income.
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
Long-Lived Assets
Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. Estimated useful lives are 5 years for furniture and fixtures and 2 to 3 years for equipment, computer hardware and purchased software. Certain costs associated with the acquisition or development of internal-use software are capitalized. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software's

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
expected useful life, which is generally 3 years. We amortize leasehold improvements over the shorter of the lives of the leases or estimated service lives of the leasehold improvements. The balances by type were as follows at December 31:

	2025		2024
(In thousands)	Cost	Accumulated Depreciation/ Amortization	Cost	Accumulated Depreciation/ Amortization
Furniture and fixtures	$6,277	$(2,970)	$5,715	$(3,054)
Office equipment	2,095	(1,703)	2,094	(1,327)
Computer hardware	12,517	(12,366)	12,202	(11,873)
Purchased software	44,743	(37,765)	38,028	(37,111)
Costs of internal-use software	14,110	(13,773)	13,785	(13,418)
Leasehold improvements	10,987	(2,889)	12,305	(5,487)
Total	$90,729	$(71,466)	$84,129	$(72,270)
Deferred Policy Acquisition Costs
We defer certain personnel costs and premium tax expense directly related to the successful acquisition of new insurance policies and amortize these costs over the period the related estimated gross profits are recognized in order to match costs and revenues. We do not defer any underwriting costs associated with our contract underwriting services. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is recognized in proportion to estimated gross profits. Estimated gross profits are composed of earned premium, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. Policy acquisition costs deferred were $1.6 million, $2.0 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of deferred policy acquisition costs totaled $3.3 million, $3.7 million and $4.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in other underwriting and operating expenses on the consolidated statements of comprehensive income.
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
The following table shows the rollforward of goodwill for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning Balance	$48,761	$50,008	$—
Goodwill resulting from acquisitions	—	—	38,331
Measurement period adjustments	—	(1,247)	11,677
Impairment charges	—	—	—
Ending Balance	$48,761	$48,761	$50,008
Our acquired intangible assets, other than goodwill, primarily consist of customer relationships and represent the value of the specifically acquired customer relationships. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset. Other acquired intangible assets also include title plants and records, which are carried at original

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
cost. Such values represent the cost of producing or acquiring interests in title records and indexes and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title records is charged to income as incurred. Title records and indexes are not amortized unless events or circumstances indicate that the carrying amount of the capitalized costs may not be recoverable. Title plants and records were $10 million as of December 31, 2025 and 2024.
The gross carrying amount of our customer relationship intangible assets was $22.9 million at both December 31, 2025 and 2024 and the accumulated amortization was $3.5 million and $2.1 million, respectively.
Insurance Premium Revenue Recognition
Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premium on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly policies accounted for approximately 97% of earned premium in 2025. Premiums written on an annual basis are amortized on a pro rata basis over the year of coverage. Primary mortgage insurance written on policies covering more than one year are referred to as single premium policies. A portion of the revenue from single premium policies is recognized in earned premium in the current period, and the remaining portion is deferred as unearned premium and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premium upon notification of the cancellation. The Company recorded $4.5 million and $5.4 million of earned premium related to policy cancellations for the years ended December 31, 2025 and 2024, respectively. Unearned premium represents the portion of premium written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premium policies are estimates based on an analysis of the expiration of risk.
Revenues from title policies issued by agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.
A significant portion of our premium revenue relates to master policies with certain lending institutions. For the year ended December 31, 2025 one lender within our Mortgage Insurance segment represented approximately 19% of our total revenue. The loss of this customer could have a significant impact on our revenues and results of operations.
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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Premium Deficiency Reserve
We are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular group of policies exceeds the net present value of expected future premium, anticipated investment income and existing reserves for that specified group of policies. We reassess our expectations for premium, losses and expenses of our mortgage insurance business periodically and update our premium deficiency analysis accordingly. As of December 31, 2025 and 2024, we concluded that no premium deficiency reserve was required to be recorded in the accompanying consolidated financial statements.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. Performance-based share awards granted contain a market condition and are valued based on analysis provided by a third-party valuation firm using a risk neutral simulation and considering the vesting conditions of the grant. We recognize compensation expense on nonvested shares over the vesting period of the award. Excess tax benefits and tax deficiencies associated with share-based payments are recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period.
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
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid, including taxes paid by jurisdiction. The ASU was effective for annual periods beginning after December 15, 2024. The guidance was applied by the Company on a retrospective basis. The adoption of this ASU did not have a material effect on the Company's consolidated operating results or financial position.
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
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.” The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the ASU will have on our consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Note 3. Investments

Investments available for sale consist of the following:

December 31, 2025 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$373,567	$2,121	$(5,976)	$369,712
U.S. agency mortgage-backed securities	1,243,823	7,822	(76,750)	1,174,895
Municipal debt securities (1)	641,153	5,483	(36,225)	610,411
Non-U.S. government securities	64,470	—	(8,446)	56,024
Corporate debt securities (2)	2,017,246	17,381	(54,547)	1,980,080
Residential and commercial mortgage securities	486,441	1,046	(23,382)	464,105
Asset-backed securities	804,501	3,832	(7,967)	800,366
Money market funds	648,492	—	—	648,492
Total investments available for sale	$6,279,693	$37,685	$(213,293)	$6,104,085

December 31, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$561,853	$325	$(14,888)	$547,290
U.S. agency mortgage-backed securities	1,249,259	42	(123,865)	1,125,436
Municipal debt securities (1)	631,015	1,596	(49,110)	583,501
Non-U.S. government securities	81,631	—	(11,833)	69,798
Corporate debt securities (2)	1,887,647	1,064	(105,665)	1,783,046
Residential and commercial mortgage securities	519,613	527	(42,054)	478,086
Asset-backed securities	642,395	601	(11,037)	631,959
Money market funds	657,605	—	—	657,605
Total investments available for sale	$6,231,018	$4,155	$(358,452)	$5,876,721
_______________________________________________________________________________

	December 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2025	2024
Special revenue bonds	81.2%	83.3%
General obligation bonds	18.8	16.7
Total	100.0%	100.0%

	December 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2025	2024
Financial	40.9%	41.8%
Consumer, Non-Cyclical	18.1	15.1
Industrial	9.0	8.2
Utilities	7.9	8.7
Technology	6.1	6.4
Consumer, Cyclical	6.0	6.3
Communications	4.7	5.7
Energy	4.7	5.1
Basic Materials	2.6	2.7
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The amortized cost and fair value of investments available for sale at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$152,236	$150,793
Due after 1 but within 5 years	185,201	185,737
Due after 5 but within 10 years	21,616	20,479
Due after 10 years	14,514	12,703
Subtotal	373,567	369,712
Municipal debt securities:
Due in 1 year	17,423	17,348
Due after 1 but within 5 years	91,397	89,663
Due after 5 but within 10 years	144,906	139,989
Due after 10 years	387,427	363,411
Subtotal	641,153	610,411
Non-U.S. government securities:
Due in 1 year	6,081	6,060
Due after 1 but within 5 years	18,727	18,391
Due after 5 but within 10 years	7,686	6,854
Due after 10 years	31,976	24,719
Subtotal	64,470	56,024
Corporate debt securities:
Due in 1 year	140,016	139,599
Due after 1 but within 5 years	577,493	567,229
Due after 5 but within 10 years	1,075,028	1,073,275
Due after 10 years	224,709	199,977
Subtotal	2,017,246	1,980,080
U.S. agency mortgage-backed securities	1,243,823	1,174,895
Residential and commercial mortgage securities	486,441	464,105
Asset-backed securities	804,501	800,366
Money market funds	648,492	648,492
Total investments available for sale	$6,279,693	$6,104,085

The components of realized investment (losses) gains, net on the consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Realized gross gains	$356	$495	$1,219
Realized gross losses	1,239	2,322	8,246
Impairment loss	40	523	177

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2025 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,048	$(8)	$179,121	$(5,968)	$180,169	$(5,976)
U.S. agency mortgage-backed securities	45,415	(90)	638,729	(76,660)	684,144	(76,750)
Municipal debt securities	74,928	(1,015)	314,515	(35,210)	389,443	(36,225)
Non-U.S. government securities	—	—	56,024	(8,446)	56,024	(8,446)
Corporate debt securities	196,571	(1,106)	706,561	(53,441)	903,132	(54,547)
Residential and commercial mortgage securities	36,552	(240)	364,271	(23,142)	400,823	(23,382)
Asset-backed securities	103,989	(871)	150,158	(7,096)	254,147	(7,967)
Total	$458,503	$(3,330)	$2,409,379	$(209,963)	$2,867,882	$(213,293)

	Less than 12 months		12 months or more		Total
December 31, 2024 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$141,789	$(1,620)	$279,143	$(13,268)	$420,932	$(14,888)
U.S. agency mortgage-backed securities	476,695	(13,028)	629,036	(110,837)	1,105,731	(123,865)
Municipal debt securities	204,810	(5,688)	282,312	(43,422)	487,122	(49,110)
Non-U.S. government securities	4,146	(262)	65,652	(11,571)	69,798	(11,833)
Corporate debt securities	898,449	(25,547)	725,148	(80,118)	1,623,597	(105,665)
Residential and commercial mortgage securities	39,931	(1,168)	421,891	(40,886)	461,822	(42,054)
Asset-backed securities	188,475	(2,701)	164,683	(8,336)	353,158	(11,037)
Total	$1,954,295	$(50,014)	$2,567,865	$(308,438)	$4,522,160	$(358,452)
At December 31, 2025 and 2024, we held 1,763 and 2,481 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at December 31, 2025 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that 99% of the securities at December 31, 2025 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded impairments of $40 thousand, $0.5 million and $0.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. The impairments resulted from our intent to sell these securities subsequent to a reporting date.
The Company's other invested assets at December 31, 2025 and December 31, 2024 totaled $382.5 million and $303.9 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.
Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $180.0 million as of December 31, 2025. The majority of these investments were in limited partnerships invested in real estate or technology. At December 31, 2025, maximum future funding commitments were $33.7 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
have the ability to sell or transfer these investments without the consent from the general partner of individual limited partnerships.
The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.7 million at December 31, 2025 and $9.3 million at December 31, 2024. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at both December 31, 2025 and December 31, 2024. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $5.2 million at December 31, 2025 and $9.3 million at December 31, 2024.
Net investment income consists of:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Fixed maturities	$216,991	$186,345	$178,829
Short-term investments	26,680	40,856	13,651
Gross investment income	243,671	227,201	192,480
Investment expenses	(7,154)	(5,131)	(6,341)
Net investment income	$236,517	$222,070	$186,139
Note 4. Accounts Receivable
Accounts receivable consists of the following at December 31:

(In thousands)	2025	2024
Premiums receivable	$44,700	$50,150
Other receivables	6,567	5,414
Total accounts receivable	51,267	55,564
Less: Allowance for credit losses	—	—
Accounts receivable, net	$51,267	$55,564
Premiums receivable consists primarily of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 90 days, the receivable is written off against earned premium and the related insurance policy is cancelled. For all periods presented, no provision or allowance for credit losses was required.
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
The effect of reinsurance on net premiums written and earned is as follows:

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net premiums written:
Direct	$1,107,317	$1,098,603	$1,028,781
Ceded (1)	(147,853)	(132,023)	(134,499)
Net premiums written	$959,464	$966,580	$894,282

Net premiums earned:
Direct	$1,131,571	$1,122,905	$1,051,405
Ceded (1)	(147,853)	(132,023)	(134,499)
Net premiums earned	$983,718	$990,882	$916,906
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
The following tables summarizes Essent Guaranty's quota share reinsurance agreements as of December 31, 2025:

QSR Agreement	Coverage Period	Ceding Percentage
QSR-2019	September 1, 2019 - December 31, 2020	(1)
QSR-2022	January 1, 2022 - December 31, 2022	20%
QSR-2023	January 1, 2023 - December 31, 2023	17.5%
QSR-2024	January 1, 2024 - December 31, 2024	15%
QSR-2025	January 1, 2025 - December 31, 2025	25%
________________________________________________________________________________________
(1) Under QSR-2019, Essent Guaranty cedes 36% of premiums on singles policies and 18% on all other policies.

Total RIF ceded under these QSR agreements was $10.2 billion as of December 31, 2025.
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
The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of December 31, 2025:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$18,441,345	$5,127,322	$98,205	$276,117	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	24,416,860	6,937,919	192,783	271,058	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	24,193,885	6,723,897	129,621	291,448	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	24,656,390	6,784,369	209,417	271,149	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	24,523,993	6,793,368	248,025	255,324	September 25, 2029
Total		$116,232,473	$32,366,875	$878,051	$1,365,096

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of December 31, 2025:

(In thousands)
Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2019-1	Jan. 2018 - Dec. 2018	$3,708,752	$980,319	$76,144	$241,441	February 25, 2026
XOL 2020-1	Jan. 2019 - Aug. 2019	4,863,645	1,288,360	29,152	210,515	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	55,006,139	15,182,087	137,530	473,213	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	31,751,705	8,821,968	36,105	358,985	January 1, 2029
XOL 2024-1	Jan. 2024 - Dec. 2024	35,200,756	9,692,442	58,005	330,254	January 1, 2030
XOL 2025-1	Jan. 2025 - Dec. 2025	43,596,176	11,545,801	80,821	343,234	January 1, 2031
Total		$174,127,173	$47,510,977	$417,757	$1,957,642

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
The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of December 31, 2025:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$98,205	$(5,591)	$4	$(5,587)
Radnor Re 2021-2 Ltd.	192,783	(6,392)	27	(6,365)
Radnor Re 2022-1 Ltd.	129,621	(455)	21	(434)
Radnor Re 2023-1 Ltd.	209,417	(52)	34	(18)
Radnor Re 2024-1 Ltd.	248,025	(286)	34	(252)
Total	$878,051	$(12,776)	$120	$(12,656)

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

(In thousands)	2025	2024	2023
Reserve for losses and LAE at beginning of year	$328,866	$260,095	$216,464
Less: Reinsurance recoverables	36,754	24,104	14,618
Net reserve for losses and LAE at beginning of year	292,112	235,991	201,846
Net reserves acquired during the period	—	—	14,049
Add provision for losses and LAE, net of reinsurance, occurring in:
Current year	228,225	177,037	141,191
Prior years	(78,888)	(95,817)	(109,649)
Net incurred losses and LAE during the current year	149,337	81,220	31,542
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current year	3,584	3,356	694
Prior years	47,262	21,743	10,752
Net loss and LAE payments during the current year	50,846	25,099	11,446
Net reserve for losses and LAE at end of year	390,603	292,112	235,991
Plus: Reinsurance recoverables	56,219	36,754	24,104
Reserve for losses and LAE at end of year	$446,822	$328,866	$260,095
For the year ended December 31, 2025, $47.3 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $78.9 million favorable prior year development during the year ended December 31, 2025. Net reserves remaining as of December 31, 2025 for prior years are $166.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2024, $21.7 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $95.8 million favorable prior year development during the year ended December 31, 2024. Net reserves remaining as of December 31, 2024 for prior

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
years were $118.4 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims. During the year ended December 31 2023, we acquired $14.0 million of reserves, excluding $0.1 million of reinsurance recoverables, in connection with the acquisition of our title insurance operations.
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
In January 2025, several wildfires caused property damage in Southern California. Our insurance in force in areas with Federal Emergency Management Agency (FEMA) disaster declarations at the time of these wildfires was less than 0.1% of our total insurance in force. These wildfires did not have a material impact on our reserves.
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of subsequent reductions in inflation rates, the Federal Reserve reduced the target federal funds rate by 100 basis points in 2024 and by another 75 basis points during 2025. Mortgage interest rates, however, have remained elevated, which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.
The following table summarizes mortgage insurance incurred loss and allocated loss adjustment expense development, net of reinsurance, IBNR plus expected development on reported defaults and the cumulative number of reported defaults. The information about incurred loss development for the years ended December 31, 2016 to 2024 is presented as supplementary information.

(In thousands)	Incurred Loss and Allocated LAE, For the Years Ended December 31,										As of December 31, 2025
											Total of IBNR plus Expected Development on Reported Defaults	Cumulative Number of Reported Defaults (1)
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$21,889	$11,890	$9,455	$9,219	$8,972	$8,614	$8,861	$8,709	$8,643	$8,627	$7	283
2017		38,178	16,261	12,202	11,488	11,249	11,550	11,196	11,101	10,896	8	409
2018			36,438	23,168	19,536	17,402	17,249	16,535	15,895	15,512	26	569
2019				50,562	39,085	23,649	24,223	19,455	17,395	16,656	76	743
2020					317,516	269,410	53,045	23,297	15,561	13,361	199	714
2021						97,256	38,551	16,567	9,485	8,014	178	536
2022							99,372	48,593	29,158	20,988	684	640
2023								138,617	78,940	55,575	2,559	799
2024									171,947	128,720	8,213	2,847
2025										225,534	17,810	16,425
Total										$503,883

(1) Cumulative number of reported defaults includes cumulative paid claims plus loans in default by accident year as of December 31, 2025.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The following table summarizes mortgage insurance cumulative paid losses and allocated loss adjustment expenses, net of reinsurance. The information about paid loss development for the years ended December 31, 2016 through 2024 is presented as supplementary information.

(In thousands)	Cumulative Paid Losses and Allocated LAE For the Years Ended December 31,

	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$927	$4,896	$6,947	$7,864	$8,270	$8,205	$8,468	$8,542	$8,540	$8,537
2017		633	5,370	9,156	10,257	10,536	10,620	10,704	10,705	10,780
2018			1,310	8,067	13,406	13,927	14,536	14,781	14,971	15,132
2019				1,288	8,049	10,717	12,392	14,064	15,183	15,563
2020					1,018	2,499	4,022	6,921	9,875	10,552
2021						388	856	2,916	4,740	5,689
2022							224	3,209	8,633	11,869
2023								517	9,375	22,977
2024									2,686	25,365
2025										3,584
Total										$130,048
All outstanding liabilities before 2016, net of reinsurance										—
Reserve for losses and LAE, net of reinsurance										373,490

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the mortgage insurance reserve for losses and LAE at December 31, 2025:

(In thousands)	December 31, 2025
Reserve for losses and LAE, net of reinsurance	$373,490
Reinsurance recoverables on unpaid claims	56,120
Total gross reserve for losses and LAE	$429,610
The above table excludes reinsurance and title insurance reserves as of December 31, 2025, which were $17.2 million.
For our mortgage insurance portfolio, our average annual payout of losses as of December 31, 2025 is as follows:

Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Year
Year	1	2	3	4	5	6	7	8	9	10

Average Payout	9%	45%	29%	9%	5%	2%	1%	0%	0%	0%

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

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
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
On July 1, 2024, concurrently with the closing of the Offering of the Senior Notes and the repayment of all of the borrowings outstanding under the term loan portion of its Existing Credit Agreement, the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) became effective, amending and restating the Existing Credit Facility. Under the Revolving Credit Agreement, the Refinancing Agreement Revolving Lenders (as defined therein) agreed to provide the Company with a five-year unsecured revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”). A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate at December 31, 2025 was 0.175%. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders.
The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.3 million and $1.7 million, and deferred issuance costs of $3.4 million and $4.4 million as of December 31, 2025 and December 31, 2024, respectively. Included in interest expense in the consolidated statement of comprehensive income for the year ended December 31, 2024 is a $3.2 million loss on debt extinguishment for the write-off of unamortized debt issuance costs on the Existing Credit Facility borrowings repaid on July 1, 2024.
Note 8. Commitments and Contingencies
Obligations under Guarantees
Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. For each of the years ended December 31, 2025 and 2024, we paid less than $0.1 million related to remedies. As of December 31, 2025, management believes any potential claims for indemnification related to contract underwriting services through December 31, 2025 are not material to our consolidated financial position or results of operations.
In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
other party making a claim, and typically we can challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of December 31, 2025, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the consolidated balance sheets related to these indemnifications.
Commitments
We lease office space for use in our operations under leases accounted for as operating leases. These leases generally include options to extend them for periods of up to fifteen years. Our option to extend the term of our primary office locations at the greater of existing or prevailing market rates was not recognized in our right-of-use asset and lease liability. When establishing the value of our right-of-use asset and lease liability, we determine the discount rate for the underlying leases using the prevailing market interest rate for a borrowing of the same duration of the lease plus the risk premium inherent in the borrowings under our Credit Facility. Operating lease right-of-use assets of $29.9 million and $30.0 million as of December 31, 2025 and 2024, respectively, are reported on our consolidated balance sheet as property and equipment. Operating lease liabilities of $36.6 million and $36.2 million as of December 31, 2025 and 2024, respectively, are reported on our consolidated balance sheet as other accrued liabilities. Total rent expense was $5.5 million, $5.9 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents lease cost and other lease information as of and for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Lease cost:
Operating lease cost	$5,605	$5,918	$5,138
Short-term lease cost	215	207	128
Sublease income	(364)	(213)	(142)
Total lease cost	$5,456	$5,912	$5,124
Other information:
Weighted average remaining lease term - operating leases	8.3 years	9.4 years	10.6 years
Weighted average discount rate - operating leases	4.7%	4.6%	4.5%

The following table presents a maturity analysis of our lease liabilities as follows at December 31, 2025:

Year Ended December 31 (In thousands)
2026	$5,977
2027	5,706
2028	5,480
2029	5,275
2030	4,882
2031 and thereafter	17,414
Total lease payments to be paid	44,734
Less: Future interest expense	(8,089)
Present value of lease liabilities	$36,645
The maturity analysis of our lease liabilities shown above have not been reduced by minimum sublease rental income of $0.1 million due in 2026 under the non-cancelable sublease.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Contingencies
Our title operations may occasionally be named as a defendant in claims concerning alleged errors or omissions pertaining to the issuance of title policies or the performance of escrow services. The Company assesses pending and threatened claims to determine whether losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. The Company maintains a reserve for potential losses related to title research and the related title policies sold by the Company as the agent. This reserve is subjective and is based on known claims and claims incurred but not yet reported to the Company. The Company monitors the claims reserve for adequacy on a quarterly basis. As of December 31, 2025 the Company had recorded a claims reserve on the Consolidated Balance Sheet of $3.6 million, which is included in other accrued liabilities.
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
Dividends
The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2025	2024	2023
March 31	$0.31	$0.28	$0.25
June 30	0.31	0.28	0.25
September 30	0.31	0.28	0.25
December 31	0.31	0.28	0.25
Total dividends per common share declared and paid	$1.24	$1.12	$1.00
In February 2026, the Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on March 23, 2026, to shareholders of record on March 13, 2026.
Share Repurchase Plan
In May 2022, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase up to $250 million of its common shares in the open market by the end of 2023. The Company repurchased 1,535,368 common shares at a cost of $65.6 million in the year ended December 31, 2023. In October 2023, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase $250 million of common shares in the open market between January 1, 2024 and December 31, 2025. During the year ended December 31, 2024, the Company repurchased 1,859,695 common shares at a cost of $102.7 million. In February 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2026, and in November 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2027. During the year ended December 31, 2025, the Company repurchased 9,862,699 common shares at a cost of $575.6 million. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2025 and 2024.

Note 10. Stock-Based Compensation
In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle the holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan. As of December 31, 2025, there were 3.0 million common shares available for future grant under the 2013 Plan.
In each of the years 2021 through 2025, certain members of senior management were granted nonvested common shares and units under the 2013 Plan that were subject to time-based and performance-based vesting. The time-based share awards and units granted vest in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards and units granted vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1 of each of the years 2021 through 2025, and vest(ed) on March 1 of each of the years 2024 through 2028, respectively. Shares and units were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards and units that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2021 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	14% "Target"	100%	150%	200%
	12%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	6%	0%	50%	100%

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2022 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	13% "Target"	100%	150%	200%
	11%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	5%	0%	50%	100%

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2023 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	10% "Target"	100%	150%	200%
	9%	75%	125%	175%
	8%	50%	100%	150%
	6%	25%	75%	125%
	5%	0%	50%	100%

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2024 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	12% "Target"	100%	150%	200%
	11%	75%	125%	175%
	10%	50%	100%	150%
	8%	25%	75%	125%
	7%	0%	50%	100%

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
2025 Awards		≤25th percentile	50th percentile "Target"	≥75th percentile
Three-Year Book Value Per Share CAGR	11% "Target"	100%	150%	200%
	10%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	6%	0%	50%	100%

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
In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above for the 2025, 2024, 2023, 2022 or 2021 performance-based share awards, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.The 2021 performance based awards vested at 133% relative to target on March 1, 2024 and the 2022 performance based awards vested at 168% relative to target on March 1, 2025.
Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted beginning in 2021 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk neutral simulation taking into effect the vesting conditions of the grant.
In January 2020, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2021, 2022 and 2023. In January 2023, time-based share units were issued to all vice president and staff level employees that vested in three equal installments in January 2024, 2025 and 2026. In February 2024, nonvested common share units were issued to certain vice president and staff level employees and are subject to time-based vesting in two equal installments in January 2025 and 2026. Also in February 2024, time-based share units were granted to certain vice president and staff level employees that vest in three equal installments on March 1, 2027, 2028 and 2029.
In connection with our incentive program covering bonus awards for performance years 2020 through 2024, in February following each performance year, time-based share units were issued to certain employees that vest in three equal yearly installments commencing on March 1 of the year following the grant year.
In May of each year, 2022 through 2025, time-based share units were granted to non-employee directors that vest one year from the date of grant.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
The following tables summarize nonvested common share, nonvested common share unit and DEU activity for the year ended December 31:

	2025
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	837	$16.09	127	$48.27	67	$19.15	763	$46.88	67	$51.25
Granted	236	23.00	53	57.11	44	23.00	140	58.24	33	60.18
Vested	(246)	14.83	(67)	47.13	(4)	15.35	(241)	45.03	(29)	49.21
Forfeited	(47)	14.83	—	—	(4)	20.38	(118)	49.84	(5)	51.35
Outstanding at end of year	780	$18.66	113	$53.07	103	$20.92	544	$49.96	66	$56.59

	2024
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	844	$14.29	149	$44.40	24	$13.23	700	$42.46	57	$44.00
Granted	244	21.84	53	53.87	43	22.46	307	53.40	36	57.91
Vested	(167)	15.64	(75)	44.50	—	—	(209)	41.50	(20)	44.01
Forfeited	(84)	15.64	—	—	—	—	(35)	48.20	(6)	44.35
Outstanding at end of year	837	$16.09	127	$48.27	67	$19.15	763	$46.88	67	$51.25

	2023
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	647	$20.99	138	$45.94	5	$15.35	345	$45.95	37	$40.86
Granted	300	12.66	75	43.51	19	12.66	548	41.78	37	40.55
Vested	(103)	51.52	(64)	46.65	—	—	(177)	47.43	(16)	40.38
Forfeited	—	—	—	—	—	—	(16)	39.12	(1)	42.13
Outstanding at end of year	844	$14.29	149	$44.40	24	$13.23	700	$42.46	57	$44.00

The total fair value of nonvested shares, share units or DEUs that vested was $33.5 million, $25.4 million and $15.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $17.0

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
million of total unrecognized compensation expense related to nonvested shares or share units outstanding at December 31, 2025 and we expect to recognize the expense over a weighted average period of 2.2 years.

In connection with our incentive program covering bonus awards for performance year 2025, in February 2026, $47,082 nonvested common share units were issued to certain employees and are subject to time-based vesting. In February 2026, 263,184 nonvested common shares and 164,068 nonvested common share units were granted to certain members of senior management and are subject to time-based and performance-based vesting.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 210,596, 163,812 and 119,334 in 2025, 2024 and 2023, respectively. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of December 31, 2025 and 2024.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units were as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Compensation expense	$20,847	$24,778	$18,446
Income tax benefit	4,079	4,948	3,660
Note 11. Dividends Restrictions
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At December 31, 2025, Essent Guaranty had unassigned surplus of approximately $245.8 million. As of January 1, 2026, Essent Guaranty has dividend capacity of $245.8 million.
During the year ended December 31, 2025, 2024 and 2023, Essent Guaranty paid to its parent, Essent Holdings, dividends totaling $495.0 million, $165.5 million and $295.0 million, respectively.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of December 31, 2025, Essent Re had total equity of $1.7 billion. During the year ended December 31, 2025 and 2024, Essent Re paid to its parent, Essent Group, dividends totaling $440 million and $300 million, respectively. As of January 1, 2026, Essent Re has dividend capacity of $423.0 million.
During the year ended December 31, 2025 and 2024 Essent Holdings contributed $3.2 million and $24.5 million, respectively, of capital to its Title insurance subsidiary.
At December 31, 2025, our insurance subsidiaries were in compliance with these rules, regulations and agreements.
Note 12. Income Taxes
For the year ended December 31, 2025, the statutory income tax rates of the countries where the Company does business are 21% in the United States, 0.0% in Bermuda, and 25% and 12.5% in Ireland for passive income and trading income, respectively. The statutory income tax rate of each country is applied against the taxable income from each country to calculate the income tax expense.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
Income tax expense consists of the following components for the years ended December 31:

(In thousands)	2025	2024	2023
Current
Federal (U.S.)	$78,986	$87,429	$136,199
States	3,822	6,485	3,660
Foreign (Ireland)	485	—	—
Current income tax expense	83,293	93,914	139,859

Deferred
Federal (U.S.)	$46,832	$30,335	$(12,495)
States	1,768	1,839	1,980
Foreign (Bermuda)	—	—	(2,731)
Deferred income tax expense (benefit)	48,600	32,174	(13,246)
Total income tax expense	$131,893	$126,088	$126,613
Pre tax income (loss) attributable to U.S. and Foreign (Bermuda and Ireland) operations was as follows for the years ended December 31:

(In thousands)	2025	2024	2023
United States	$555,656	$577,352	$554,369
Bermuda	264,266	278,218	268,767
Ireland	1,940	(79)	(137)
	$821,862	$855,491	$822,999

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
While Essent Group Ltd. is domiciled in Bermuda, as further described below, our limited international presence results in a domiciled statutory income tax rate of 0.0% for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, Bermuda did not impose an income tax. For clarity, our rate reconciliation disclosures have been prepared with the U.S. statutory tax rate as the rate of domicile.The differences between income taxes expected at the U.S. federal tax rate of 21% applicable for each year, and the actual reported income tax expense are summarized as follows:

	2025		2024		2023
(In thousands)	$	% of pretax income	$	% of pretax income	$	% of pretax income
Income before income taxes	$821,862		$855,491		$822,999

Tax provision at U.S. statutory rate	172,591	21.0%	179,653	21.0%	172,830	21.0%
State taxes, net of federal benefit	4,789	0.6	4,478	0.5	4,872	0.6
Other
U.S. withholding tax on outbound dividend	10,500	1.3	6	—	7	—
Non-taxable or non-deductible items
Non-deductible expenses	3,148	0.4	3,542	0.4	4,501	0.5
Tax exempt interest	(1,753)	(0.2)	(1,357)	(0.2)	(1,551)	(0.2)
Stock based compensation	(814)	(0.1)	(668)	(0.1)	145	—
Research and development tax credits	(316)	—	(827)	(0.1)	(1,841)	(0.2)
Other	(834)	(0.1)	(310)	—	4,096	0.5
Foreign Tax Effect
Bermuda
Statutory tax rate difference between Bermuda and U.S	(55,496)	(6.9)	(58,426)	(6.8)	(56,441)	(6.8)
Ireland
Statutory tax rate difference between Ireland and U.S.	78	—	(3)	—	(5)	—
Tax on dividend from U.S. subsidiary	26,250	3.2	16	—	18	—
Credit for taxes paid to the U.S.	(26,250)	(3.2)	(16)	—	(18)	—
Total income tax provision (benefit)	$131,893	16.0%	$126,088	14.7%	$126,613	15.4%

In each of the three years shown in the table above, state income taxes relate primarily to income apportioned to Florida, and the Company incurred no local taxes based on net income.

Income taxes were paid to the following jurisdictions for the years ended December 31:

(In thousands)	2025	2024	2023
Federal (U.S.)	$87,151	$88,192	$135,629
States	4,000	4,325	4,081
Net income taxes paid	$91,151	$92,517	$139,710

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax laws. Our net deferred tax liability was comprised of the following components at December 31:

(In thousands)	2025	2024
U.S. Deferred Tax Assets:
Unearned premium reserve	$11,979	$12,318
Accrued expenses	12,705	12,832
Unearned ceding commissions	1,243	1,610
Nonvested shares	2,843	2,807
Fixed assets	—	5,445
Capitalized acquisition costs	623	722
Discounted loss reserves	2,030	1,295
Change in fair market value of derivatives	2,777	2,436
Unrealized loss on investments	23,403	47,725
Gross U.S. Deferred Tax Assets	57,603	87,190
Bermuda Deferred Tax Assets (1)
Unrealized loss on investments	2,951	5,319
Total Gross Deferred Tax Assets	60,554	92,509
U.S. Deferred Tax Liabilities:
Contingency reserves	499,744	459,555
Deferred policy acquisition costs	1,195	1,450
Investments in limited partnerships	15,356	12,918
Right of use assets	5,334	5,311
Prepaid Expenses	271	255
Other	1,054	129
Gross U.S. Deferred Tax Liabilities	522,954	479,618
Net U.S. Deferred Tax Liability	465,351	392,428
Net Deferred Tax Liability	$462,400	$387,109
(1) Deferred tax assets within the jurisdiction of Bermuda are presented within Other Assets on our condensed consolidated balance sheet
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code ("IRC") for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase T&L Bonds in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the year ended December 31, 2025, we had net purchases of T&L Bonds in the amount of $23.8 million and had net purchases of T&L Bonds in the amount of $19.0 million during the year ended December 31, 2024. As of December 31, 2025 and 2024, we held $513.4 million and $489.6 million of T&L Bonds, respectively.
In evaluating our ability to realize the benefit of our deferred tax assets, we consider the relevant impact of all available positive and negative evidence including our past operating results and our forecasts of future taxable income. For the year ended December 31, 2025, the Company had unrealized losses attributable to its available-for-sale investment securities that if sold would result in capital losses. Accordingly, management considered the ability and intent to hold such available-for-sale securities until recovery. At December 31, 2025 and 2024, after weighing all the evidence, management concluded that it was more likely than not that our ordinary and capital deferred tax assets would be realized.
Under current Bermuda law, our parent company, Essent Group, and its Bermuda subsidiary, Essent Re, are not required to pay any taxes on income and capital gains as of December 31, 2025. On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 ("CIT"). Starting January 1, 2025, the CIT results in a new 15% corporate income tax on in-scope entities that are resident in Bermuda or that have a Bermuda permanent establishment, without regard to any

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. Although our annual revenue meets the CIT threshold for "in-scope" (€750M), our Bermuda companies are not "in scope" because of a statutory exception for entities having “limited international presence” or "LIP". We currently meet the criteria for the LIP exception, which is available to our Bermuda companies until December 31, 2029, the fifth anniversary of the inception date of the tax. The LIP exemption criteria are subject to interpretation of existing Bermuda law, as well any related new regulations that may be issued by the Government of Bermuda. Also, future strategic business decisions could impact qualification for the LIP exception. Accordingly, no assurances can be made that we will continue meeting the LIP exception criteria during the four years remaining in our five-year exception period.
Essent Irish Intermediate Holdings Ltd. is subject to a 5% withholding tax on dividends received from its U.S. subsidiary, and as shown in the rate reconciliation above, the Company paid $10.5 million of U.S. withholding tax based on $210 million of dividends paid outside of the U.S. during 2025. However, no withholding taxes are accrued with respect to unremitted U.S. earnings. Management has no intention of remitting prior unremitted earnings, and any future dividends are expected to be made from U.S. earnings and profits in the same calendar year as the dividend paid. An estimate of the cumulative amount of U.S. earnings that would be subject to withholding tax, if distributed outside of the U.S., is approximately $3.8 billion. The associated withholding tax liability under the U.S./Ireland tax treaty would be approximately $189.4 million. Irish tax on dividends received from its U.S. subsidiary are expected to be fully offset by a credit for taxes paid to the U.S.
Essent is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Essent to change the way it operates or becomes subject to taxation.
At December 31, 2025 and 2024, the Company had no unrecognized tax benefits. As of December 31, 2025, the U.S. federal income tax returns for the tax years 2021 through 2024 remain subject to examination. The Company has not recorded any uncertain tax positions as of December 31, 2025 or December 31, 2024.
Note 13. Earnings per Share (EPS)
The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2025	2024	2023
Net income	$689,969	$729,403	$696,386

Basic weighted average shares outstanding	98,999	105,394	106,222
Dilutive effect of nonvested shares	1,024	1,156	907
Diluted weighted average shares outstanding	100,023	106,550	107,129

Basic earnings per share	$6.97	$6.92	$6.56
Diluted earnings per share	$6.90	$6.85	$6.50
There were 35,716, 51,776 and 48,087 antidilutive shares for the years ended December 31, 2025, 2024 and 2023, respectively.
Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2025, 2024, and 2023 performance-based share awards vest based upon our compounded annual book value per share growth

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
percentage and relative total shareholder return during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period.

	2025 Performance-Based Grants		2024 Performance-Based Grants		2023 Performance-Based Grants		2022 Performance-Based Grants
As of December 31,	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
2025	200%	100%	134%	67%	193%	96.5%	(1)	(1)
2024			100%	50%	174%	87%	168%	84%
2023					200%	100%	200%	100%
(1) The 2022 performance based awards vested at 168% relative to target on March 1, 2025.
Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows the rollforward of accumulated other comprehensive income (loss) for the year ended December 31:

	2025			2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of year	$(354,298)	$50,314	$(303,984)	$(322,992)	$42,496	$(280,496)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the year	177,767	(26,497)	151,270	(33,656)	8,260	(25,396)
Less: Reclassification adjustment for losses (gains) included in net income (1)	923	(194)	729	2,350	(442)	1,908
Net unrealized gains (losses) on investments	178,690	(26,691)	151,999	(31,306)	7,818	(23,488)
Other comprehensive gain (loss)	178,690	(26,691)	151,999	(31,306)	7,818	(23,488)
Balance at end of year	$(175,608)	$23,623	$(151,985)	$(354,298)	$50,314	$(303,984)
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

December 31, 2025 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$369,712	$—	$—	$369,712
U.S. agency mortgage-backed securities	—	1,174,895	—	1,174,895
Municipal debt securities	—	610,411	—	610,411
Non-U.S. government securities	—	56,024	—	56,024
Corporate debt securities	—	1,980,080	—	1,980,080
Residential and commercial mortgage securities	—	464,105	—	464,105
Asset-backed securities	—	800,366	—	800,366
Money market funds	648,492	—	—	648,492
Total assets at fair value (1) (2)	$1,018,204	$5,085,881	$—	$6,104,085

December 31, 2024 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$547,290	$—	$—	$547,290
U.S. agency mortgage-backed securities	—	1,125,436	—	1,125,436
Municipal debt securities	—	583,501	—	583,501
Non-U.S. government securities	—	69,798	—	69,798
Corporate debt securities	—	1,783,046	—	1,783,046
Residential and commercial mortgage securities	—	478,086	—	478,086
Asset-backed securities	—	631,959	—	631,959
Money market funds	657,605	—	—	657,605
Total assets at fair value (1) (2)	$1,204,895	$4,671,826	$—	$5,876,721
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
Assets and Liabilities Not Carried at Fair Value
Our Senior Notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. As of December 31, 2025 and 2024, the carrying amount was $495.3 million and $494.0 million, respectively, and the estimated fair value was $522.6 million and $510.8 million, respectively. The fair value of our Senior Notes is estimated based on quoted market prices.

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

(In thousands)	2025	2024	2023
Essent Guaranty
Statutory net income	$480,600	$495,516	$431,266
Statutory surplus	951,100	1,101,894	1,004,104
Contingency reserve liability	2,621,787	2,492,487	2,265,713

Essent PA
Statutory net income	N/A	N/A	$(3,055)
Statutory surplus	N/A	N/A	54,044
Contingency reserve liability	N/A	N/A	52,244
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
At December 31, 2025 and 2024, the statutory capital of our U.S. insurance subsidiaries, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy their respective regulatory requirements.
Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ending March 31, 2025, and will become fully effective on September 30, 2026. As of December 31, 2025, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.
Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. During 2025, Essent Guaranty increased its contingency reserve by $275.7 million. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the years ended December 31, 2025 and 2024, Essent Guaranty released contingency reserves of $146.4 million and $99.3 million, respectively, to unassigned funds upon completion of the 120 month holding period.
Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2025 and 2024, all such requirements were met.
Essent Re's statutory capital and surplus was $1.7 billion and $1.8 billion as of December 31, 2025 and 2024, respectively, and statutory net income was $303.0 million and $320.2 million, respectively. Statutory capital and surplus and net income determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.
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
For the years ended December 31, 2025 and December 31, 2024, the acquired businesses contributed revenues of $68.5 million and $80.1 million, respectively, principally comprised of $56.4 million and $66.2 million, respectively, of net premiums earned and $9.2 million and $9.0 million, respectively, of settlement services revenues, which is included in other income, and pre-tax net losses of $24.3 million and $21.5 million, respectively. The following unaudited pro forma summary presents consolidated information for Essent as if the business combination had occurred on January 1, 2023.

Pro Forma
Year Ended December 31,
(In thousands)	2023
Revenues	$1,153,872
Earnings	685,827
We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Agents National Title and Boston National Title to reflect the additional amortization that would have been charged to earnings assuming the fair value adjustments for the intangible assets acquired had been applied from January 1, 2023, including consequential income tax effects. We incurred $4.5 million of acquisition-related costs for the year ended December 31, 2023.
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
Note 18. Segment Reporting
We have two reportable business segments: Mortgage Insurance and Reinsurance. Our Mortgage Insurance segment offers private mortgage insurance for mortgages secured by residential properties located in the United States. We provide private mortgage insurance on residential first-lien mortgage loans (“mortgage insurance”) through our mortgage insurance subsidiary, Essent Guaranty, Inc., which we refer to as "Essent Guaranty", and also offer other credit risk management solutions, including contract underwriting, to our customers.
Our Reinsurance segment primarily reinsures U.S. mortgage risk in the GSE credit risk transfer market and provides underwriting consulting services to third-party reinsurers ("GSE and other risk share") through our wholly owned, Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re".
Prior to December 31, 2025, we disclosed one reportable segment, Mortgage Insurance, which was comprised of "U.S. mortgage insurance" and "GSE and other mortgage risk share." Our mortgage insurance business and GSE and other mortgage risk share business each represented operating segments that were aggregated and disclosed as one reportable segment based on their shared economic characteristics and the similarities between the two operating segments. In the fourth quarter of 2025, Essent Re entered the Lloyd's of London market to reinsure certain property and casualty risks beginning in the first quarter of 2026. Considering the expansion of business and types of risks reinsured at Essent Re, our Chief Operating Decision Maker began to assess the performance of all third-party reinsurance as an operating segment as of December 31, 2025. To reflect this change, the GSE and other mortgage risk share operating segment is no longer aggregated with mortgage insurance and all third-party reinsurance is now disclosed as a separate reportable segment: Reinsurance. All prior period segment information has been recast to conform to the new segment presentation.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
In addition, our "Corporate & Other" category is used to reconcile our reportable segments to consolidated results and includes business activities associated with our title insurance operations, income and losses from holding company treasury operations, as well as general corporate operating expenses not attributable to our operating segments. Our title insurance operations are an operating segment that does not meet the quantitative thresholds of a separate reportable segment.
We allocate corporate management and support expenses to operating segments based on their percentage of total operating segment revenues, which approximates the estimated percentage of management time and resources spent on each operating segment. We view our borrowings as holding company capital and liquidity and as such, all interest expense is included in Corporate & Other.
Our senior management team, including our President & Chief Executive Officer (Essent's chief operating decision maker or "CODM"), uses income (loss) before income taxes as the primary measure to evaluate the financial performance of the operating segments and to allocate resources to those segments, including capital allocations and assessing headcount. The CODM also assesses the profitability of our Mortgage Insurance and Reinsurance segments through analysis of the loss ratio, expense ratio and combined ratio. We do not manage our segments by assets.
Segment Information: Profit & Loss
The following tables reconcile the components of reportable segment profit and loss to consolidated profit and loss. Within the tables, we have disclosed significant segment expenses at a level of disaggregation that coincides with what is regularly provided to the CODM. Other underwriting and operating expenses in our reportable segments include software, professional fees, travel, and occupancy costs. The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We do not have inter-segment transactions.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2025
(In thousands)	Mortgage Insurance	Reinsurance	Total Reportable Segments	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$866,743	$60,609	$927,352	$56,366	$983,718
Net investment income	174,358	20,271	194,629	41,888	236,517
Realized investment gains (losses), net	(870)	6	(864)	(59)	(923)
Income from other invested assets	8,267	—	8,267	9,319	17,586
Other income	5,111	8,708	13,819	10,218	24,037
Total revenues	1,053,609	89,594	1,143,203	117,732	1,260,935

Losses and expenses:
Provision for losses and LAE	145,373	310	145,683	3,654	149,337

Compensation and benefits	64,392	4,547	68,939	61,011	129,950
Premium and other taxes	23,596	52	23,648	2,181	25,829
Ceding commission	(28,669)	1,410	(27,259)	—	(27,259)
Other underwriting and operating expenses	42,570	4,136	46,706	81,814	128,520
Net operating expenses before allocations	101,889	10,145	112,034	145,006	257,040
Corporate expense allocations	38,077	1,491	39,568	(39,568)	—
Operating expenses after allocations	139,966	11,636	151,602	105,438	257,040
Interest expense	—	—	—	32,696	32,696
Income (loss) before income taxes	$768,270	$77,648	$845,918	$(24,056)	$821,862

Loss ratio (1)	16.8%	0.5%	15.7%
Expense ratio (2)	16.1	19.2	16.3
Combined ratio	32.9%	19.7%	32.0%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
(In thousands)	Mortgage Insurance	Reinsurance	Total Reportable Segments	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$855,793	$68,883	$924,676	$66,206	$990,882
Net investment income	164,469	18,872	183,341	38,729	222,070
Realized investment losses, net	(2,343)	—	(2,343)	(7)	(2,350)
Income from other invested assets	7,171	—	7,171	204	7,375
Other income	4,896	9,256	14,152	10,775	24,927
Total revenues	1,029,986	97,011	1,126,997	115,907	1,242,904

Losses and expenses:
Provision for losses and LAE	75,156	26	75,182	6,038	81,220

Compensation and benefits	67,985	4,171	72,156	64,236	136,392
Premium and other taxes	22,951	56	23,007	1,497	24,504
Ceding commission	(25,144)	896	(24,248)	—	(24,248)
Other underwriting and operating expenses	41,168	3,661	44,829	89,397	134,226
Net operating expenses before allocations	106,960	8,784	115,744	155,130	270,874
Corporate expense allocations	43,003	784	43,787	(43,787)	—
Operating expenses after allocations	149,963	9,568	159,531	111,343	270,874
Interest expense	—	—	—	35,319	35,319
Income (loss) before income taxes	$804,867	$87,417	$892,284	$(36,793)	$855,491

Loss ratio (1)	8.8%	—%	8.1%
Expense ratio (2)	17.5	13.9	17.3
Combined ratio	26.3%	13.9%	25.4%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
(In thousands)	Mortgage Insurance	Reinsurance	Total Reportable Segments	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$812,501	$66,436	$878,937	$37,969	$916,906
Net investment income	142,186	17,682	159,868	26,271	186,139
Realized investment losses, net	(6,392)	—	(6,392)	(812)	(7,204)
Loss from other invested assets	(490)	—	(490)	(10,628)	(11,118)
Other income	7,208	13,484	20,692	4,344	25,036
Total revenues	955,013	97,602	1,052,615	57,144	1,109,759

Losses and expenses:
Provision (benefit) for losses and LAE	30,166	(46)	30,120	1,422	31,542

Compensation and benefits	65,003	3,993	68,996	45,902	114,898
Premium and other taxes	22,495	49	22,544	(376)	22,168
Ceding commission	(21,757)	431	(21,326)	—	(21,326)
Other underwriting and operating expenses	42,292	2,676	44,968	64,373	109,341
Net operating expenses before allocations	108,033	7,149	115,182	109,899	225,081
Corporate expense allocations	46,709	565	47,274	(47,274)	—
Operating expenses after allocations	154,742	7,714	162,456	62,625	225,081
Interest expense	—	—	—	30,137	30,137
Income (loss) before income taxes	$770,105	$89,934	$860,039	$(37,040)	$822,999

Loss ratio (1)	3.7%	(0.1)%	3.4%
Expense ratio (2)	19.0	11.6	18.5
Combined ratio	22.7%	11.5%	21.9%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.

Essent Group Ltd. and Subsidiaries

Schedule I—Summary of Investments—Other Than Investments in Related Parties

December 31, 2025

Type of Investment (In thousands)	Amortized Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,617,390	$1,544,607	$1,544,607
States, municipalities and political subdivisions	641,153	610,411	610,411
Residential and commercial mortgage securities	486,441	464,105	464,105
Asset-backed securities	804,501	800,366	800,366
Foreign government and agency securities	64,470	56,024	56,024
All other corporate bonds	2,017,246	1,980,080	1,980,080
Total fixed maturities	5,631,201	5,455,593	5,455,593
Short-term investments	648,492	648,492	648,492
Other invested assets	382,512	382,513	382,513
Total investments	$6,662,205	$6,486,598	$6,486,598

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31,
(In thousands)	2025	2024
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2025 — $49,915; 2024 — $158,953)	$49,853	$151,600
Short-term investments available for sale, at fair value (amortized cost: 2025 — $169,462; 2024 — $158,242)	169,462	158,242
Total investments available for sale	219,315	309,842
Cash	4,944	2,267
Due from affiliates	3,274	2,517
Investment in consolidated subsidiaries	6,035,739	5,792,965
Other assets	5,513	6,631
Total Assets	$6,268,785	$6,114,222

Liabilities and stockholders' equity
Liabilities
Senior notes due 2029, net	$495,301	$493,959
Other accrued liabilities	16,757	16,605
Total liabilities	512,058	510,564
Commitments and contingencies
Stockholders' Equity
Common shares	1,432	1,575
Additional paid-in capital	649,895	1,214,956
Accumulated other comprehensive loss	(151,985)	(303,984)
Retained earnings	5,257,385	4,691,111
Total stockholders' equity	5,756,727	5,603,658
Total liabilities and stockholders' equity	$6,268,785	$6,114,222

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

Parent Company Only

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Net investment income	$7,950	$9,030	$5,663
Realized investment losses, net	(6,221)	(2)	(11,722)
Loss from other invested assets	—	(2,336)	—
Administrative service fees from subsidiaries	1,171	830	710
Total revenues	2,900	7,522	(5,349)
Expenses:
Administrative service fees to subsidiaries	4,575	4,717	3,738
Other operating expenses	8,635	8,046	7,010
Interest expense	32,696	35,319	30,137
Total expenses	45,906	48,082	40,885
Loss before income taxes and equity in undistributed net income in subsidiaries	(43,006)	(40,560)	(46,234)
Income tax expense (benefit)	—	—	(181)
Loss before equity in undistributed net income of subsidiaries	(43,006)	(40,560)	(46,053)
Equity in undistributed net income of subsidiaries	732,975	769,963	742,439
Net income	$689,969	$729,403	$696,386
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax expense (benefit) of $26,691 in 2025, $(7,818) in 2024 and $17,944 in 2023	151,999	(23,488)	102,294
Total other comprehensive income (loss)	151,999	(23,488)	102,294
Comprehensive income	$841,968	$705,915	$798,680

See accompanying supplementary notes to Parent Company condensed financial information and the consolidated financial statements and notes thereto.

Essent Group Ltd. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating Activities
Net income	$689,969	$729,403	$696,386
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(732,975)	(769,963)	(742,439)
Loss on the sale of investments, net	6,221	2	11,722
Loss from other invested assets	—	2,336	—
Dividends from subsidiaries	635,000	300,000	60,000
Stock-based compensation expense	1,200	1,134	1,000
Amortization of premium on investment securities	(322)	129	324
Deferred income taxes	—	—	(181)
Changes in assets and liabilities:
Other assets	(362)	889	816
Other accrued liabilities	21,773	40,289	18,365
Net cash provided by operating activities	620,504	304,219	45,993
Investing Activities
Net change in short-term investments	(11,220)	(76,250)	(14,370)
Purchase of investments available for sale	(4,486)	(106,653)	(9,860)
Proceeds from maturities and paydowns of investments available for sale	66,451	33,515	24,787
Proceeds from sales of investments available for sale	41,174	8,276	128,249
Net cash provided by (used in) investing activities	91,919	(141,112)	128,806
Financing Activities
Issuance of senior notes	—	498,160	—
Credit facility repayments	—	(425,000)	—
Treasury stock acquired	(587,679)	(111,542)	(70,670)
Payment of debt issuance costs	—	(8,488)	—
Dividends paid	(122,067)	(118,043)	(106,215)
Net cash used in financing activities	(709,746)	(164,913)	(176,885)
Net increase (decrease) in cash	2,677	(1,806)	(2,086)
Cash at beginning of year	2,267	4,073	6,159
Cash at end of year	$4,944	$2,267	$4,073

Supplemental Disclosure of Cash Flow Information
Interest payments	$(31,250)	$(17,196)	$(28,754)

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
Note B
Under the insurance laws of the Commonwealth of Pennsylvania, insurance subsidiaries may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. As of December 31, 2025, Essent Guaranty had unassigned surplus of approximately $245.8 million. As of January 1, 2026, Essent Guaranty has dividend capacity of $245.8 million.
During the years ended December 31, 2025, 2024 and 2023, the Parent Company received dividends from Essent Re totaling $440 million, $300 million and $60 million, respectively. As of January 1, 2026, Essent Re has dividend capacity of $423.0 million.

Essent Group Ltd. and Subsidiaries

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2025, 2024 and 2023

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2025	1,131,571	(147,853)	—	983,718	0.0%
2024	1,122,905	(132,023)	—	990,882	0.0%
2023	1,051,405	(134,499)	—	916,906	0.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report.
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
Management, including our chief executive officer and chief financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Appointment of Director
On February 11, 2026, the Board of Directors (the "Board") of Essent Group Ltd. (1) expanded the size of the Board by one director to consist of an aggregate of 10 members, and (2) appointed Martin P. Connor to fill the resulting vacancy on the Board to serve as a Class I director through the 2027 Annual General Meeting of Shareholders.
Martin P. Connor has been employed by Toll Brothers, Inc., a publicly traded national homebuilder, since 2008, where he currently serves as a senior advisor. From 2010 to 2025, Mr. Connor served as the Chief Financial Officer of Toll Brothers, and prior to that was its Vice President and Assistant Chief Financial Officer. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm that he founded. From 2006 to 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to that, Mr. Connor spent over 20 years at Ernst & Young LLP, where he was ultimately an Audit and Advisory Business Services Partner responsible for its real estate practice in the Philadelphia marketplace. Mr. Connor currently serves as a director of Univest Financial Corporation, a publicly traded banking and financial services provider serving customers primarily in Pennsylvania and New Jersey. Mr. Connor holds a BBA in Accountancy from the University of Notre Dame and is a Certified Public Accountant.

There are no transactions between Mr. Connor (or any member of his immediate family) and the Company or any of its subsidiaries, and there are no arrangements or understandings between Mr. Connor and any other persons or entities pursuant to which he was appointed as a director of the Company.
Rule 105b5-1 Trading Plans.
On November 24, 2025, Mark Casale, the Company’s President and Chief Executive Officer, entered into a 10b5-1 sales plan (the “Casale Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Casale Sales Plan provides for the sale of up to an aggregate of 250,000 shares of the Company’s common stock beneficially owned by Mr. Casale during the term of the Casale Sales Plan and will be in effect until the earlier of (1) February 19, 2027 and (2) the date on which an aggregate of 250,000 shares of the Company’s common stock have been sold under the Casale Sales Plan.
On December 4, 2025, Mary Gibbons, the Company’s Senior Vice President and Chief Legal Officer, entered into a 10b5-1 sales plan (the “Gibbons Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Gibbons Sales Plan provides for the sale of up to an aggregate of 32,038 shares of the Company’s common stock beneficially owned by Ms. Gibbons during the term of the Gibbons Sales Plan and will be in effect until the earlier of (1) August 5, 2026 and (2) the date on which an aggregate of 32,038 shares of the Company’s common stock have been sold under the Gibbons Sales Plan.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2026 Annual General Meeting of Shareholders.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy was filed as Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2026 Annual General Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2026 Annual General Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2026 Annual General Meeting of Shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2025, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders	712,778	(1)	(2)	2,995,880	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	712,778		—	2,995,880
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
(3)All of the shares that remained available for future issuance as of December 31, 2025 were available under the 2013 Essent Group Ltd. Long-Term Incentive Plan, as amended and restated effective May 2, 2023 (the "2013 Plan"). Subject to certain express limits of the 2013 Plan, shares available for award purposes under the 2013 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in our common shares including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. A total of 6,115,530 common shares are reserved and available for delivery under the 2013 Plan. Common shares underlying awards that are settled in cash, cancelled, forfeited, or otherwise terminated without delivery to a participant will again be available for issuance under the 2013 Plan. Common shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will not again become available for issuance under the 2013 Plan.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to our definitive proxy statement to be filed with respect to our 2026 Annual General Meeting of Shareholders.
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

10.4	†	Form of Time-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.11 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.5	†	Form of Performance-Based Restricted Share Agreement (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 26, 2021)

10.6	†*	Form of Time-Based Restricted Share Unit Agreement
10.7	†*	Form of Performance-Based Restricted Share Agreement
10.8	†*	Form of Performance-Based Restricted Share Unit Agreement
10.9	†	Annual Incentive Plan (incorporated herein by reference to Exhibit 10.13 of Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-191193) filed on September 26, 2013)
10.10	†	Employment Agreement, dated as of September 25, 2013, by and between Essent US Holdings, Inc. and Mark Casale (incorporated herein by reference to Exhibit 10.14 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.11	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Vijay Bhasin (incorporated herein by reference to Exhibit 10.16 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
10.12	†	Employment Agreement, dated as of September 26, 2013, by and between Essent US Holdings, Inc. and Mary Lourdes Gibbons (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 27, 2015)
10.13	†	Employment Agreement, dated as of September 26, 2013, by and between Essent Guaranty, Inc. and Christopher G. Curran (incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 19, 2019)
10.14	†	Offer Letter between Essent US Holdings, Inc. and David Weinstock dated March 14, 2023 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36157) filed on March 15, 2023)
10.15	†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-191193) filed on September 16, 2013)
10.16	†	Section 409A Specified Employee Policy (incorporated herein by reference to Exhibit 10.18 of Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-191193) filed on October 4, 2013)
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

19.1		Insider Trading Policy of Essent Group Ltd. (incorporated herein by reference to Exhibit 19.19 of the Annual Report on Form 10-K (File No. 001-36157) filed on February 19, 2025)
21.1	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below in Radnor, Pennsylvania on the 18th day of February, 2026.

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

Signature	Title	Date

/s/ MARK A. CASALE	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 18, 2026
Mark A. Casale

/s/ DAVID B. WEINSTOCK	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2026
David B. Weinstock

/s/ DAVID C. BENSON	Director	February 18, 2026
David C. Benson

/s/ MARTIN P. CONNOR	Director	February 18, 2026
Martin P. Connor

/s/ ADITYA DUTT	Director	February 18, 2026
Aditya Dutt

/s/ ANGELA HEISE	Director	February 18, 2026
Angela Heise

/s/ APRIL JOYCE	Director	February 18, 2026
April Joyce

/s/ HENNA KARNA	Director	February 18, 2026
Henna Karna

/s/ ROY J. KASMAR	Director	February 18, 2026
Roy J. Kasmar

/s/ DOUGLAS J. PAULS	Director	February 18, 2026
Douglas J. Pauls

/s/ WILLIAM SPIEGEL	Director	February 18, 2026
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