Form 10-Q
period 2026-03-31
Essent Group Ltd.
filed 2026-05-08
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of April 30, 2026 was 92,152,860.

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

The forward-looking statements contained in this Quarterly Report reflect our views as of the date of this Quarterly Report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission. These factors include, without limitation, the following:

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2026	2025
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2026 — $5,644,178; 2025 — $5,631,201)	$5,425,210	$5,455,593
Short-term investments available for sale, at fair value (amortized cost: 2026 — $623,034; 2025 — $648,492)	623,034	648,492
Total investments available for sale	6,048,244	6,104,085
Other invested assets	394,290	382,513
Total investments	6,442,534	6,486,598
Cash	128,262	123,049
Accrued investment income	44,875	47,371
Accounts receivable	144,121	51,267
Deferred policy acquisition costs	56,901	9,547
Property, equipment and software (at cost, less accumulated depreciation of $72,348 in 2026 and $71,466 in 2025)	48,297	49,189
Prepaid federal income tax	513,425	513,425
Goodwill and acquired intangible assets, net	77,802	78,153
Other assets	113,551	82,404
Total assets	$7,569,768	$7,441,003

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$485,666	$446,822
Unearned premium reserve	226,306	91,730
Net deferred tax liability	452,552	465,351
Senior Notes due 2029, net	495,637	495,301
Other liabilities	213,105	185,072
Total liabilities	1,873,266	1,684,276
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 93,073 shares in 2026 and 95,456 shares in 2025	1,396	1,432
Additional paid-in capital	486,672	649,895
Accumulated other comprehensive loss	(187,936)	(151,985)
Retained earnings	5,396,370	5,257,385
Total stockholders’ equity	5,696,502	5,756,727
Total liabilities and stockholders’ equity	$7,569,768	$7,441,003

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Revenues:
Net premiums written	$394,669	$238,271
(Increase) decrease in unearned premiums	(134,576)	7,577
Net premiums earned	260,093	245,848
Net investment income	59,255	58,210
Realized investment gains (losses), net	(147)	(181)
Income from other invested assets	10,179	7,408
Other income	6,692	6,273
Total revenues	336,072	317,558

Losses and expenses:
Provision for losses and LAE	48,216	31,287
Other underwriting and operating expenses	72,983	71,124
Interest expense	8,148	8,148
Total losses and expenses	129,347	110,559

Income before income taxes	206,725	206,999
Income tax expense	34,926	31,566
Net income	$171,799	$175,433

Earnings per share:
Basic	$1.83	$1.71
Diluted	1.82	1.69

Weighted average shares outstanding:
Basic	93,818	102,881
Diluted	94,572	103,946

Net income	$171,799	$175,433

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($7,409) and $11,295 in the three months ended March 31, 2026 and 2025, respectively.	(35,951)	71,738
Total other comprehensive income (loss)	(35,951)	71,738
Comprehensive income	$135,848	$247,171

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Common Shares
Balance, beginning of period	$1,432	$1,575
Issuance of management incentive shares	7	8
Forfeiture of management incentive shares	—	(1)
Cancellation of treasury stock	(43)	(45)
Balance, end of period	1,396	1,537
Additional Paid-In Capital
Balance, beginning of period	649,895	1,214,956
Dividends and dividend equivalents declared	263	205
Issuance of management incentive shares	(7)	(8)
Forfeiture of management incentive shares	—	1
Stock-based compensation expense	7,338	8,992
Cancellation of treasury stock	(170,817)	(168,806)
Balance, end of period	486,672	1,055,340
Accumulated Other Comprehensive Loss
Balance, beginning of period	(151,985)	(303,984)
Other comprehensive income (loss)	(35,951)	71,738
Balance, end of period	(187,936)	(232,246)
Retained Earnings
Balance, beginning of period	5,257,385	4,691,111
Net income	171,799	175,433
Dividends and dividend equivalents declared	(32,814)	(31,869)
Balance, end of period	5,396,370	4,834,675
Treasury Stock
Balance, beginning of period	—	—
Treasury stock acquired	(170,860)	(168,850)
Cancellation of treasury stock	170,860	168,850
Balance, end of period	—	—
Total Stockholders' Equity	$5,696,502	$5,659,306

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating Activities
Net income	$171,799	$175,433
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	147	181
Income from other invested assets	(10,179)	(7,408)
Distribution of income from other invested assets	1,346	2,081
Depreciation and amortization	1,233	1,373
Stock-based compensation expense	7,338	8,992
Amortization of premium on investment securities	3,802	3,999
Deferred income tax provision (benefit)	(5,209)	11,050
Change in:
Accrued investment income	2,496	1,436
Accounts receivable	(92,945)	2,436
Deferred policy acquisition costs	(47,354)	(10)
Prepaid federal income tax	—	2,244
Other assets	(30,433)	(3,698)
Reserve for losses and LAE	38,844	27,787
Unearned premium reserve	134,576	(7,577)
Other accrued liabilities	16,583	3,248
Net cash provided by operating activities	192,044	221,567

Investing Activities
Net change in short-term investments	25,458	227,073
Purchase of investments available for sale	(257,426)	(349,690)
Proceeds from maturity and paydowns of investments available for sale	212,993	188,747
Proceeds from sales of investments available for sale	39,317	2,255
Purchase of other invested assets	(5,742)	(12,701)
Return of investment from other invested assets	2,798	70
Purchase of property and equipment and capitalization of internal-use software	(818)	(221)
Net cash provided by investing activities	16,580	55,533

Financing Activities
Treasury stock acquired	(170,860)	(168,850)
Dividends paid	(32,551)	(31,664)
Net cash used in financing activities	(203,411)	(200,514)

Net increase in cash	5,213	76,586
Cash at beginning of year	123,049	131,480
Cash at end of period	$128,262	$208,066

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(5,962)	$(4,593)
Interest payments	(15,625)	(15,625)

Noncash Transactions
Property, equipment, and capitalized internal-use software costs included in other liabilities	$85	$—
Lease liabilities arising from obtaining right-of-use assets	17	3,497

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

In 2016, Essent Re formed Essent Agency (Bermuda) Ltd., a wholly-owned subsidiary, which provides underwriting consulting services to third-party reinsurers. Effective January 1, 2026, Essent Re began reinsuring certain property and casualty risks.

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
We also offer title insurance products both directly and through a network of title insurance agents through Essent Title Insurance, Inc. ("Essent Title"), as well as title and settlement services. Our title insurance operations are headquartered in Radnor, Pennsylvania, with additional locations in Columbia, Missouri and Pittsburgh, Pennsylvania.
We have two reportable business segments: Mortgage Insurance and Reinsurance. Our Mortgage Insurance segment offers private mortgage insurance for residential first-lien mortgages secured by residential properties located in the United States through our U.S. mortgage insurance subsidiary, Essent Guaranty, and also offers other credit risk management solutions, including contract underwriting, to our customers. Our Reinsurance segment reinsures U.S. mortgage risk in the GSE credit risk transfer market through our Bermuda-based reinsurance subsidiary, Essent Re, and also provides underwriting consulting services to third-party reinsurers. Effective January 1, 2026, Essent Re began reinsuring certain property and casualty risks.
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

included in our Annual Report on Form 10-K for the year ended December 31, 2025, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2026 prior to the issuance of these condensed consolidated financial statements.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

March 31, 2026 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$336,951	$1,017	$(5,903)	$332,065
U.S. agency mortgage-backed securities	1,218,289	4,434	(79,603)	1,143,120
Municipal debt securities(1)	643,303	3,824	(38,444)	608,683
Non-U.S. government securities	64,383	—	(9,663)	54,720
Corporate debt securities (2)	2,000,027	5,754	(69,073)	1,936,708
Residential and commercial mortgage securities	485,204	709	(23,865)	462,048
Asset-backed securities	896,021	1,741	(9,896)	887,866
Money market funds	623,034	—	—	623,034
Total investments available for sale	$6,267,212	$17,479	$(236,447)	$6,048,244

December 31, 2025 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$373,567	$2,121	$(5,976)	$369,712
U.S. agency mortgage-backed securities	1,243,823	7,822	(76,750)	1,174,895
Municipal debt securities (1)	641,153	5,483	(36,225)	610,411
Non-U.S. government securities	64,470	—	(8,446)	56,024
Corporate debt securities (2)	2,017,246	17,381	(54,547)	1,980,080
Residential and commercial mortgage securities	486,441	1,046	(23,382)	464,105
Asset-backed securities	804,501	3,832	(7,967)	800,366
Money market funds	648,492	—	—	648,492
Total investments available for sale	$6,279,693	$37,685	$(213,293)	$6,104,085

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2026	2025
Special revenue bonds	81.3%	81.2%
General obligation bonds	18.7	18.8
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2026	2025
Financial	40.6%	40.9%
Consumer, non-cyclical	18.5	18.1
Industrial	8.4	9.0
Utilities	8.1	7.9
Consumer, cyclical	6.8	6.0
Technology	6.1	6.1
Energy	4.6	4.7
Communications	4.3	4.7
Basic Materials	2.6	2.6
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$123,763	$122,918
Due after 1 but within 5 years	183,174	181,792
Due after 5 but within 10 years	15,488	14,796
Due after 10 years	14,526	12,559
Subtotal	336,951	332,065
Municipal debt securities:
Due in 1 year	17,499	17,456
Due after 1 but within 5 years	98,937	96,713
Due after 5 but within 10 years	151,008	143,674
Due after 10 years	375,859	350,840
Subtotal	643,303	608,683
Non-U.S. government securities:
Due in 1 year	20,919	20,748
Due after 1 but within 5 years	3,869	3,648
Due after 5 but within 10 years	10,102	8,655
Due after 10 years	29,493	21,669
Subtotal	64,383	54,720
Corporate debt securities:
Due in 1 year	123,549	122,989
Due after 1 but within 5 years	615,125	597,500
Due after 5 but within 10 years	1,062,893	1,046,456
Due after 10 years	198,460	169,763
Subtotal	2,000,027	1,936,708
U.S. agency mortgage-backed securities	1,218,289	1,143,120
Residential and commercial mortgage securities	485,204	462,048
Asset-backed securities	896,021	887,866
Money market funds	623,034	623,034
Total investments available for sale	$6,267,212	$6,048,244

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Realized gross gains	$344	$—
Realized gross losses	(491)	(181)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2026 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$62,453	$(315)	$139,502	$(5,588)	$201,955	$(5,903)
U.S. agency mortgage-backed securities	268,193	(2,635)	536,619	(76,968)	804,812	(79,603)
Municipal debt securities	118,300	(1,769)	299,795	(36,675)	418,095	(38,444)
Non-U.S. government securities	4,673	(13)	50,047	(9,650)	54,720	(9,663)
Corporate debt securities	729,227	(10,193)	605,460	(58,880)	1,334,687	(69,073)
Residential and commercial mortgage securities	77,307	(689)	337,510	(23,176)	414,817	(23,865)
Asset-backed securities	380,578	(1,863)	143,144	(8,033)	523,722	(9,896)
Total	$1,640,731	$(17,477)	$2,112,077	$(218,970)	$3,752,808	$(236,447)

	Less than 12 months		12 months or more		Total
December 31, 2025 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,048	$(8)	$179,121	$(5,968)	$180,169	$(5,976)
U.S. agency mortgage-backed securities	45,415	(90)	638,729	(76,660)	684,144	(76,750)
Municipal debt securities	74,928	(1,015)	314,515	(35,210)	389,443	(36,225)
Non-U.S. government securities	—	—	56,024	(8,446)	56,024	(8,446)
Corporate debt securities	196,571	(1,106)	706,561	(53,441)	903,132	(54,547)
Residential and commercial mortgage securities	36,552	(240)	364,271	(23,142)	400,823	(23,382)
Asset-backed securities	103,989	(871)	150,158	(7,096)	254,147	(7,967)
Total	$458,503	$(3,330)	$2,409,379	$(209,963)	$2,867,882	$(213,293)

At March 31, 2026 and December 31, 2025, we held 2,256 and 1,763 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at March 31, 2026 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 99% of the securities at March 31, 2026 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments recorded in the three months ended March 31, 2026 or 2025.

The Company's other invested assets at March 31, 2026 and December 31, 2025 totaled $394.3 million and $382.5 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $183.5 million as of March 31, 2026 and $180.0 million as of December 31, 2025. The majority of these investments were in limited partnerships invested primarily in real estate and technology. At March 31, 2026, maximum future

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

funding commitments were $58.0 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur over the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.9 million at March 31, 2026 and $8.7 million at December 31, 2025. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at both March 31, 2026 and December 31, 2025. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $5.2 million at both March 31, 2026 and December 31, 2025.

Net investment income consists of:

	Three Months Ended March 31,
(In thousands)	2026	2025
Fixed maturities	$54,304	$52,485
Short-term investments	6,527	7,475
Gross investment income	60,831	59,960
Investment expenses	(1,576)	(1,750)
Net investment income	$59,255	$58,210

Note 4. Reinsurance

In the ordinary course of business, our mortgage insurance subsidiary uses reinsurance to provide protection against adverse loss experience and to expand our capital sources. Reinsurance recoverables are recorded as assets and included in other assets on our condensed consolidated balance sheets, predicated on a reinsurer's ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our reinsurance subsidiary reinsures certain property and casualty risks and assumes premium from the ceding insurers for the reinsurance coverage provided.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Premiums written and earned is comprised of the following for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net premiums written:
Direct	$274,867	$272,394
Assumed	156,365	—
Ceded (1)	(36,563)	(34,123)
Net premiums written	$394,669	$238,271

Net premiums earned:
Direct	$279,610	$279,971
Assumed	17,046	—
Ceded (1)	(36,563)	(34,123)
Net premiums earned	$260,093	$245,848

(1)Net of profit commission.

Quota Share Reinsurance

    Essent Guaranty has entered into outward quota share reinsurance agreements with panels of third-party reinsurers ("QSR" agreements). Each of the third-party reinsurers has a financial strength rating of A- or better by S&P Global Ratings, A.M. Best Ratings Services, Inc. or both. Under each QSR agreement, Essent Guaranty will cede premiums earned on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specified ceding commission, and a profit commission that varies directly and inversely with ceded claims. Essent Guaranty has certain termination rights under each QSR agreement, including the option to terminate each QSR agreement subject to a termination fee.

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of March 31, 2026:

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
Total risk in force (RIF) ceded under the QSR agreements was $10.5 billion as of March 31, 2026. During the fourth quarter of 2025, Essent also entered into a forward quota share transaction covering 20% of the risk of all eligible policies written by Essent Guaranty, Inc. in calendar year 2027.

Excess of Loss Reinsurance

Essent Guaranty has entered into fully collateralized outward reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and a Radnor Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amount. The reinsurance premium due to each Radnor Re special purpose

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

insurer is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month SOFR plus a risk margin, and then subtracting actual investment income collected on the assets in the related reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. Essent Guaranty has rights to terminate the Radnor Re Transactions. The Radnor Re entities collateralized the coverage by issuing mortgage insurance-linked notes ("ILNs") in an aggregate amount equal to the initial coverage to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of Essent Guaranty or its affiliates. The proceeds of the notes were deposited into reinsurance trusts for the benefit of Essent Guaranty and will be the source of reinsurance claim payments to Essent Guaranty and principal repayments on the ILNs.

Essent Guaranty has also entered into outward reinsurance agreements with panels of reinsurers that provide excess of loss coverage on new insurance written from January 1, 2019 through August 31, 2019 and from October 1, 2021 through December 31, 2025. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts. Essent Guaranty has rights to terminate these reinsurance agreements.

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of March 31, 2026:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$17,192,389	$4,799,485	$74,611	$275,746	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	23,399,809	6,664,825	178,351	269,613	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	23,407,727	6,529,964	121,243	288,498	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	23,806,743	6,559,432	196,750	268,187	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	23,066,718	6,394,625	220,773	253,795	September 25, 2029
Total		$110,873,386	$30,948,331	$791,728	$1,355,839

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of March 31, 2026:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2020-1	Jan. 2019 - Aug. 2019	$4,621,398	$1,226,788	$29,152	$210,230	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	53,242,769	14,741,381	133,426	465,688	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	30,307,586	8,428,861	34,676	355,763	January 1, 2029
XOL 2024-1	Jan. 2024 - Dec. 2024	33,498,856	9,232,623	58,005	329,277	January 1, 2030
XOL 2025-1	Jan. 2025 - Dec. 2025	41,645,386	11,037,984	80,821	343,234	January 1, 2031
Total		$163,315,995	$44,667,637	$336,080	$1,704,192

In April 2025, Essent entered into an excess of loss transaction effective July 1, 2026 with a panel of highly rated third-party reinsurers covering 20% of all eligible policies written by Essent Guaranty, Inc. in calendar year 2026.

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other assets (other accrued liabilities) on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of March 31, 2026:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$74,611	$(5,561)	$2	$(5,559)
Radnor Re 2021-2 Ltd.	178,351	(6,450)	23	(6,427)
Radnor Re 2022-1 Ltd.	121,243	(464)	19	(445)
Radnor Re 2023-1 Ltd.	196,750	(25)	31	6
Radnor Re 2024-1 Ltd.	220,773	(239)	25	(214)
Total	$791,728	$(12,739)	$100	$(12,639)

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31:

(In thousands)	2026	2025
Reserve for losses and LAE at beginning of period	$446,822	$328,866
Less: Reinsurance recoverables	56,219	36,754
Net reserve for losses and LAE at beginning of period	390,603	292,112
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	73,415	49,497
Prior years	(25,199)	(18,210)
Net incurred losses and LAE during the current period	48,216	31,287
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	88	51
Prior years	14,543	7,145
Net loss and LAE payments during the current period	14,631	7,196
Net reserve for losses and LAE at end of period	424,188	316,203
Plus: Reinsurance recoverables, net of unpaid claims	61,478	40,450
Reserve for losses and LAE at end of period	$485,666	$356,653

For the three months ended March 31, 2026, $14.5 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been $25.2 million of favorable prior year development during the three months ended March 31, 2026. Net reserves remaining as of March 31, 2026 for prior years are $350.9 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2025, $7.1 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was $18.2 million of favorable prior year development during the three months ended March 31, 2025. Net reserves remaining as of March 31, 2025 for prior years were $266.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default at December 31, 2024 included 2,119 defaults that we identified as hurricane-related defaults. Based on prior industry experience, we expect the ultimate number of hurricane-related defaults that result in claims will be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory. The impact on our reserves in future periods will be dependent upon the performance of the hurricane-related defaults and our expectations for the amount of ultimate losses on these delinquencies. As of March 31, 2026, the reserves established for the Hurricane Milton and Helene defaults are materially unchanged from December 31, 2024 as this amount continues to be our best estimate of the ultimate losses to be incurred for claims associated with those defaults.
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

Note 6. Debt Obligations

Essent Group has $500 million of 6.25% publicly issued senior notes (the “Senior Notes") that mature on July 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears on January 1 and July 1 of each year. The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.2 million and $1.3 million and deferred issuance costs of $3.2 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively.

The Company has a revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”) that mature on July 1, 2029. There were no borrowings on the Revolving Credit Facility in the three months ended March 31, 2026 or in the year ended December 31, 2025. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate as of March 31, 2026 was 0.175%, down from 0.225% as of March 31, 2025 due to the upgrade to our senior unsecured debt rating by Moody’s in August 2025. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders. The Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs. The Company was in compliance with all financial covenants as of March 31, 2026.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. There were no payments related to these indemnifications in the three months ended March 31, 2026 or 2025. As of March 31, 2026, management believes any potential claims for indemnification related to contract underwriting services through March 31, 2026 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of March 31, 2026, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2026	2025
March 31	$0.35	$0.31
June 30	—	0.31
September 30	—	0.31
December 31	—	0.31
Total dividends per common share declared and paid	$0.35	$1.24

In May 2026, the Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on June 10, 2026 to shareholders of record on June 1, 2026.

Share Repurchase Plan
In February 2025, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $500 million of common shares in the open market through December 31, 2026. In November 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2027. From January 1, 2026 through March 31, 2026 the Company purchased 2,594,197 common shares at a cost of $157.0 million. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2026.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of March 31, 2026, there were 2.7 million common shares available for future grant under the 2013 Plan.

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the three months ended March 31, 2026:

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	2026
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	780	$18.66	113	$53.07	103	$20.92	544	$49.96	66	$56.59
Granted	206	24.25	—	—	53	24.25	147	65.19	8	57.67
Vested	(289)	12.66	(60)	50.49	(18)	12.66	(190)	46.08	(32)	54.84
Forfeited	(10)	12.66	—	—	(8)	22.14	(58)	51.32	(4)	56.99
Outstanding at end of period	687	$22.96	53	$56.03	130	$23.36	443	$56.53	38	$58.25

In February 2026, certain members of senior management were granted nonvested common shares under the 2013 Plan that are subject to performance-based vesting and common share units subject to time-based vesting. The time-based share units granted in February 2026 vest annually in three equal installments commencing on March 1 of the year following the grant year. The performance-based share awards granted in February 2026 vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period that commenced on January 1, 2026, and they vest on March 1, 2029. Shares were issued at the maximum 200% of target. The portion of these nonvested performance-based share awards that will be earned is as follows:

		Relative Total Shareholder Return vs. S&P 1500 Financial Services Index
		≤25th percentile	50th percentile	≥75th percentile
Three-Year Book Value Per Share CAGR	11%	100%	150%	200%
	10%	75%	125%	175%
	9%	50%	100%	150%
	7%	25%	75%	125%
	6%	0%	50%	100%

Certain time-and-performance based share awards and units include retirement provisions under which the service requirements are considered satisfied when the employee with a required minimum years of continuous service reaches the eligible retirement age. Under these provisions, stock-based compensation is expensed from the grant date through the date that the employee will satisfy these conditions.

In the event that the compounded annual book value per share growth or the relative total shareholder return falls between the performance levels shown above, the nonvested common shares earned will be determined on a straight-line basis between the respective levels shown.

In connection with our incentive program covering bonus awards for performance year 2025, in February 2026, time-based share units were issued to certain employees that vest in three equal installments on March 1, 2027, 2028 and 2029.

Quoted market prices are used for the valuation of common shares granted that do not contain a market condition under ASC 718. The performance-based share awards granted in February 2024, 2025 and 2026 contain a market condition and were valued based on analysis provided by a third-party valuation firm using a risk-neutral simulation taking into effect the vesting conditions of the grant.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $36.3 million and $30.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $22.5 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at March 31, 2026 and we expect to recognize the expense over a weighted average period of 2.36 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 225,521 in the three months ended March 31, 2026. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of March 31, 2026.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Compensation expense	$7,338	$8,992
Income tax benefit	1,444	1,817

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At March 31, 2026, Essent Guaranty had unassigned surplus of approximately $329.5 million. As of March 31, 2026, Essent Guaranty could pay additional ordinary dividends in 2026 of $329.5 million. In April 2026, Essent Guaranty paid dividends of $50 million to its parent, Essent US Holdings, Inc. In the three months ended March 31, 2025, Essent Guaranty paid dividends of $65 million to its parent, Essent US Holdings, Inc.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2026, Essent Re had total equity of $1.7 billion. In each of the three months ended March 31, 2026 and 2025, Essent Re paid dividends of $100 million to its parent, Essent Group Ltd.

At March 31, 2026, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net income	$171,799	$175,433

Basic weighted average shares outstanding	93,818	102,881
Dilutive effect of nonvested shares	754	1,065
Diluted weighted average shares outstanding	94,572	103,946

Basic earnings per share	$1.83	$1.71
Diluted earnings per share	$1.82	$1.69

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were 82,248 and 112,727 antidilutive shares for the three months ended March 31, 2026 and 2025, respectively.

Nonvested performance-based share awards are considered contingently issuable for purposes of the EPS calculation. The 2026, 2025 and 2024 performance-based share awards vest based upon our compounded annual book value per share growth percentage and relative total shareholder return during a three-year performance period. The following table summarizes the performance-based shares issuable if the reporting date was the end of the contingency period:

	2026 Performance-Based Grants		2025 Performance-Based Grants		2024 Performance-Based Grants		2023 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
March 31, 2026	101%	50.5%	175%	87.5%	123%	61.5%	(1)	(1)
March 31, 2025			200%	100%	103%	51.5%	188%	94%
(1) The 2023 performance based awards vested at 193% relative to target on March 1, 2026.

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(175,608)	$23,623	$(151,985)	$(354,298)	$50,314	$(303,984)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(43,507)	7,448	(36,059)	82,852	(11,257)	71,595
Less: Reclassification adjustment for (gains) losses included in net income (1)	147	(39)	108	181	(38)	143
Net unrealized gains (losses) on investments	(43,360)	7,409	(35,951)	83,033	(11,295)	71,738
Other comprehensive income (loss)	(43,360)	7,409	(35,951)	83,033	(11,295)	71,738
Balance at end of period	$(218,968)	$31,032	$(187,936)	$(271,265)	$39,019	$(232,246)

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

March 31, 2026 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$332,065	$—	$—	$332,065
U.S. agency mortgage-backed securities	—	1,143,120	—	1,143,120
Municipal debt securities	—	608,683	—	608,683
Non-U.S. government securities	—	54,720	—	54,720
Corporate debt securities	—	1,936,708	—	1,936,708
Residential and commercial mortgage securities	—	462,048	—	462,048
Asset-backed securities	—	887,866	—	887,866
Money market funds	623,034	—	—	623,034
Total assets at fair value (1) (2)	$955,099	$5,093,145	$—	$6,048,244

December 31, 2025 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$369,712	$—	$—	$369,712
U.S. agency mortgage-backed securities	—	1,174,895	—	1,174,895
Municipal debt securities	—	610,411	—	610,411
Non-U.S. government securities	—	56,024	—	56,024
Corporate debt securities	—	1,980,080	—	1,980,080
Residential and commercial mortgage securities	—	464,105	—	464,105
Asset-backed securities	—	800,366	—	800,366
Money market funds	648,492	—	—	648,492
Total assets at fair value (1) (2)	$1,018,204	$5,085,881	$—	$6,104,085

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Not Carried at Fair Value

Our senior notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our senior notes was $495.6 million and $517.1 million, respectively, as of March 31, 2026. The carrying amount and estimated fair value of our senior notes was $495.3 million and $522.6 million, respectively, as of December 31, 2025. The fair value of our senior notes is estimated based on quoted market prices.

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s statutory net income for the three months ended March 31, 2026 and 2025 as well as statutory surplus and contingency reserve liability at March 31, 2026 and December 31, 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Statutory net income	$106,009	$116,265

	March 31,	December 31,
(In thousands)	2026	2025
Statutory surplus	$1,034,815	$951,100
Contingency reserve liability	2,647,661	2,621,787

Net income determined in accordance with statutory accounting practices differs from GAAP. In 2026 and 2025, the more significant differences between net income determined under statutory accounting practices and GAAP for Essent Guaranty relate to policy acquisition costs and income taxes. Under statutory accounting practices, policy acquisition costs are expensed as incurred while such costs are capitalized and amortized to expense over the life of the policy under GAAP. We are eligible for a tax deduction, subject to certain limitations for amounts required by state law or regulation to be set aside in statutory contingency reserves when we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department. Under statutory accounting practices, this deduction reduces the tax provision recorded by Essent Guaranty and, as a result, increases statutory net income and surplus as compared to net income and equity determined in accordance with GAAP.

At March 31, 2026 and December 31, 2025, the statutory capital of Essent Guaranty, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy its regulatory requirements.

Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ended March 31, 2025, and will become fully effective on September 30, 2026. As of March 31, 2026, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the three months ended March 31, 2026 and 2025, Essent Guaranty increased its contingency reserve by $66.3 million and $74.1 million, respectively. During the three months ended March 31, 2026 and 2025, Essent Guaranty released contingency reserves of $40.4 million and $34.9 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At March 31, 2026, all such requirements were met.

Essent Re's statutory capital and surplus was $1.7 billion as of both March 31, 2026 and December 31, 2025. Essent Re's statutory net income was $73.6 million and $79.5 million for the three months ended March 31, 2026 and 2025, respectively. Statutory capital and surplus as of March 31, 2026 and December 31, 2025 and statutory net income in the three months ended March 31, 2026 and 2025 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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
Our Reinsurance segment reinsures U.S. mortgage risk in the GSE credit risk transfer market and provides underwriting consulting services to third-party reinsurers ("GSE and other risk share") through our wholly owned, Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re". Effective January 1, 2026, Essent Re began reinsuring certain property and casualty risks.
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
As of March 31, 2026 and December 31, 2025, all goodwill is assigned to our title operating segment, which is included in our Corporate & Other category. Goodwill was $48.8 million at both March 31, 2026 and December 31, 2025.
In connection with the reinsurance of certain property and casualty risks, acquisition costs deferred in our Reinsurance segment were $53.8 million during the three months ended March 31, 2026 and the amortization of deferred acquisition costs in our Reinsurance segment was $6.2 million for the three months ended March 31, 2026.
Segment Information: Profit & Loss
The following table reconciles the components of reportable segment profit and loss to consolidated profit and loss for the periods presented. Within the tables, we have disclosed significant segment expenses at a level of disaggregation that coincides with what is regularly provided to the CODM. Other underwriting and operating expenses in the Mortgage Insurance and Reinsurance segments include software, professional fees, travel, and occupancy costs. The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies in our Form 10-K. We do not have inter-segment transactions.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(In thousands)	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$215,663	$29,310	$15,120	$260,093	$218,124	$15,734	$11,990	$245,848
Net investment income	42,357	4,670	12,228	59,255	42,790	4,840	10,580	58,210
Realized investment gains (losses), net	(188)	—	41	(147)	(101)	—	(80)	(181)
Income (loss) from other invested assets	5,762	—	4,417	10,179	3,209	—	4,199	7,408
Other income	1,743	1,971	2,978	6,692	1,548	2,953	1,772	6,273
Total revenues	265,337	35,951	34,784	336,072	265,570	23,527	28,461	317,558

Losses and expenses:
Provision for losses and LAE	37,620	9,929	667	48,216	30,720	3	564	31,287

Compensation and benefits	16,617	2,185	17,853	36,655	18,610	1,280	19,802	39,692
Premium and other taxes	5,992	18	436	6,446	5,564	11	1,328	6,903
Acquisition costs, net (3)	(7,378)	6,742	—	(636)	(6,430)	357	—	(6,073)
Other underwriting and operating expenses	10,834	980	18,704	30,518	10,390	809	19,403	30,602
Net operating expenses before allocations	26,065	9,925	36,993	72,983	28,134	2,457	40,533	71,124
Corporate expense allocations	11,542	551	(12,093)	—	12,804	210	(13,014)	—
Operating expenses after allocations	37,607	10,476	24,900	72,983	40,938	2,667	27,519	71,124
Interest expense	—	—	8,148	8,148	—	—	8,148	8,148
Income (loss) before income taxes	$190,110	$15,546	$1,069	$206,725	$193,912	$20,857	$(7,770)	$206,999

Loss ratio (1)	17.4%	33.9%			14.1%	—%
Expense ratio (2)	17.4%	35.7%			18.8%	17.0%
Combined ratio	34.8%	69.6%			32.9%	17.0%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.
(3) Acquisition costs are net of ceding commissions earned on outward reinsurance and include ceding commissions incurred on reinsurance assumed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have two reportable segments: Mortgage Insurance and Reinsurance.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $11.1 billion for the three months ended March 31, 2026 compared to approximately $9.9 billion for the three months ended March 31, 2025. The financial strength ratings of Essent Guaranty are A2 with a stable outlook by Moody’s Ratings (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best Ratings Services, Inc. ("AM Best").
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and also provide underwriting consulting services to third-party reinsurers. As of March 31, 2026, Essent Re provided insurance or reinsurance relating to GSE and other mortgage risk share transactions covering approximately $2.1 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. Effective January 1, 2026, Essent Re began reinsuring certain property and casualty risks. The financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by AM Best.
We also offer title insurance products both directly and through a network of title insurance agents through Essent Title Insurance, Inc., which we refer to as "Essent Title", as well as title and settlement services. Title insurance operations are included in the Corporate & Other category.
We have a highly experienced, talented team with 520 employees as of March 31, 2026. Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
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
Ongoing geopolitical tensions and military conflicts in the Middle East, including the conflict involving Iran, may adversely affect our operations as it relates to the conflict's impact on the interest rate environment, consumer habits, as well as conflict-related events that could lead to future property and casualty losses in our Reinsurance segment.
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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of March 31, 2026 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the three months ended March 31, 2026 and 2025, monthly premium policies comprised 98% and 99% of our NIW, respectively.

Premiums associated with our GSE and other mortgage risk share transactions are based on the level of risk in force and premium rates on the transactions. Premiums associated with property and casualty reinsurance are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Premiums written are based on contract and policy terms and include estimates based on information received from ceding companies. Subsequent revisions to premium estimates are recorded in the period in which they are determined.

Title insurance premiums are based on the number of title insurance policies issued and generally recognized as income at the transaction closing date which approximates the policy effective date.

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 84.7% at March 31, 2026. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of March 31, 2026. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of March 31, 2026, 51% of our IIF relates to mortgage insurance business written before January 1, 2023 and was at least three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2026, 51% of our IIF relates to business written before January 1, 2023 and was at least three years old. As such, we expect incurred losses and claims to increase as a greater amount of this book of insurance is entering its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
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
As more fully described in Note 4 to our condensed consolidated financial statements, at March 31, 2026, we had approximately $1.1 billion of excess of loss reinsurance covering NIW from January 1, 2019 through August 31, 2019 and August 1, 2020 through December 31, 2025 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2026. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

Property and Casualty Reinsurance
The Company estimates the reserves for property and casualty reinsurance based on reports from ceding companies and industry data analyzed using standard actuarial and statistical techniques. The Company selects initial expected loss and loss adjustment expense ratios based on information provided by ceding companies, actuaries and its underwriters, supplemented by industry data where appropriate. The analysis includes assessing currently available data, predictions of future developments, estimates of future trends, and other factors. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. The final settlement of losses may vary, perhaps materially, from the reserves recorded.
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
Other Underwriting and Operating Expenses
Our other underwriting and operating expenses include components that are substantially fixed, as well as expenses that generally increase or decrease in line with the level of mortgage insurance NIW, reinsurance premiums earned, title insurance policies issued and settlement services provided.
 Our most significant expense is compensation and benefits for our employees, which represented 50% of other underwriting and operating expenses for the three months ended March 31, 2026, compared to 56% for the three months ended March 31, 2025. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
Underwriting and other expenses include acquisition costs, legal, consulting, other professional fees, premium taxes, travel, entertainment, marketing, licensing, supplies, hardware, software, rent, utilities, depreciation and amortization and other expenses. Acquisition costs are net of ceding commissions earned on outward reinsurance and include ceding commissions incurred on reinsurance assumed. We anticipate that as we continue to add new customers and increase our mortgage insurance IIF, assume additional reinsurance, and increase title insurance policies issued and settlement services provided, our expenses will also continue to increase.
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
Essent Group Ltd. ("Essent Group") and its wholly-owned subsidiary, Essent Re, are domiciled in Bermuda, and their income is currently not subject to a corporate income tax. See "—Legislative and Regulatory Developments—Bermuda Corporate Income Tax" above. Essent Re reinsures U.S. mortgage risk in the GSE credit risk transfer market, provides underwriting consulting services to third-party reinsurers and effective January 1, 2026, reinsures certain property and casualty risks. Essent Re also reinsures Essent Guaranty's NIW under a quota share reinsurance agreement. The following table summarizes the quota share reinsurance coverage that Essent Re has provided to Essent Guaranty for the respective NIW periods:

NIW Period	Ceding Percentage
January 1, 2025 to Present	50%
January 1, 2021 to December 31, 2024	35%
Prior to January 1, 2021	25%
The amount of income tax expense or benefit recorded in future periods will be dependent on the jurisdictions in which we operate and the tax laws and regulations in effect.

Earnings and Cash Flow Cycle

In general, the majority of any underwriting profit (premium revenue minus losses) that a book of mortgage insurance policies generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern generally occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and by increasing losses.

In general, the underwriting profit generated by certain lines of property and casualty insurance policies depends on the pattern in which written premiums are earned over the coverage period and the estimate of the initial reserves for future claim payments. Significant periods of time may elapse between the point at which premiums are written and earned and the occurrence of an insured loss, the reporting of the loss to the reinsurer and subsequent payments to the ceding insurer by the reinsurer.

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three months ended March 31, 2026 and 2025 for our U.S. mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended March 31,
(In thousands)	2026	2025
IIF, beginning of period	$248,356,397	$243,645,423
NIW - Flow	11,076,190	9,945,336
Cancellations	(11,523,170)	(8,898,267)
IIF, end of period	$247,909,417	$244,692,492
Average IIF during the period	$247,838,392	$244,005,459
RIF, end of period	$56,271,605	$56,565,811

The following is a summary of our IIF at March 31, 2026 by vintage:

($ in thousands)	$	%
2026 (through March 31)	11,015,370	4.4%
2025	41,706,357	16.8
2024	36,126,344	14.6
2023	33,537,692	13.5
2022	43,970,638	17.7
2021	39,109,055	15.8
2020 and prior	42,443,961	17.2
	$247,909,417	100.0%

Average Net Premium Rate

Our average net premium rate is calculated by dividing net premiums earned for the mortgage insurance portfolio by average insurance in force for the period and is dependent on a number of factors, including: (1) the risk characteristics and average coverage on the mortgages we insure; (2) the mix of monthly premiums compared to single premiums in our portfolio; (3) cancellations of non-refundable single premiums during the period; (4) changes to our pricing for NIW; and (5) premiums ceded under third-party reinsurance agreements. The following table presents the average net premium rate for our U.S. mortgage insurance portfolio:

	Three Months Ended March 31,
	2026	2025
Base average premium rate	0.41%	0.41%
Single premium cancellations	—	—
Gross average premium rate	0.41	0.41
Ceded premiums	(0.06)	(0.05)
Net average premium rate	0.35%	0.36%

The continued use of outward reinsurance along with changes to the level of future cancellations of non-refundable single premium policies and mix of IIF may impact our average net premium rate in future periods.

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

As of March 31, 2026, the net risk in force for Essent Guaranty was $31.8 billion and its statutory capital was $3.7 billion, resulting in a risk-to-capital ratio of 8.6:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Net premiums written	$394,669	$238,271
(Increase) decrease in unearned premiums	(134,576)	7,577
Net premiums earned	260,093	245,848
Net investment income	59,255	58,210
Realized investment gains (losses), net	(147)	(181)
Income from other invested assets	10,179	7,408
Other income	6,692	6,273
Total revenues	336,072	317,558

Losses and expenses:
Provision for losses and LAE	48,216	31,287
Other underwriting and operating expenses	72,983	71,124
Interest expense	8,148	8,148
Total losses and expenses	129,347	110,559
Income before income taxes	206,725	206,999
Income tax expense	34,926	31,566
Net income	$171,799	$175,433

Revenues
Net Premiums Earned
Net premiums earned for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance”, Net Premiums Written and Earned under “Results of Operations: Reinsurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.

Net Investment Income
Our consolidated net investment income was derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Fixed maturities	$54,304	$52,485
Short-term investments	6,527	7,475
Gross investment income	60,831	59,960
Investment expenses	(1,576)	(1,750)
Net investment income	$59,255	$58,210

The increase in net investment income for the three months ended March 31, 2026 as compared to the same period in 2025 was due to an increase in the pre-tax investment income yield. The pre-tax investment income yield on cash and available-for-sale investments increased from 3.77% in the three months ended March 31, 2025 to 3.80% for the three months ended March 31, 2026, primarily due to a general increase in investment yields due to rising interest rates. The average cash and available-for-sale investment portfolio balance was $6.4 billion for both the three months ended March 31, 2026 and 2025, respectively. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended March 31, 2026 was $10.2 million as compared to $7.4 million for the three months ended March 31, 2025. The increase in income from other invested assets for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to increased favorable fair value adjustments recorded.

Other Income

Other income for the three months ended March 31, 2026 was $6.7 million as compared to $6.3 million for the three months ended March 31, 2025. Other income includes revenues associated with underwriting consulting services to third-party reinsurers, title settlement services and contract underwriting services, as well as changes in the fair value of our embedded derivatives associated with certain reinsurance contracts.

Losses and Expenses
Provision for Losses
The increased provision for losses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to property and casualty reinsurance assumed beginning January 1, 2026 and an increase in the number of defaults as well as an increase in the average reserve per default due to aging of defaults remaining within the mortgage insurance portfolio. See “Results of Operations: Mortgage Insurance" and “Results of Operations: Reinsurance" for more information.
Other Underwriting and Operating Expenses
The increase in underwriting and operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in operating expenses in our Reinsurance segment, partially offset by decreases in operating expenses in our Mortgage Insurance segment and Corporate & Other category. For more information, see “Results of Operations: Mortgage Insurance”, “Results of Operations: Reinsurance” and “Results of Operations: Corporate & Other.”
Interest Expense

For the three months ended March 31, 2026 and 2025, we incurred interest expense of $8.1 million. In both the three month periods ended March 31, 2026 and 2025, the average amount of borrowings outstanding were $500 million at a weighted average interest rate of 6.25%.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $34.9 million and $31.6 million for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes for the three months ended March 31, 2026 was calculated using an estimated annual effective tax rate of 17.2% compared to 15.4% for the three months ended March 31, 2025. The increase in our estimated annual effective tax rate is primarily related to estimated withholding taxes to be incurred on intercompany dividends by Essent US Holdings, Inc. to its parent company. For the three months ended March 31, 2026, income tax expense includes $2.4 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $1.1 million excess tax benefits associated with the vesting of common shares and common share units. For the three months ended March 31, 2025, income tax expense includes $1.6 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $0.7 million excess tax benefits associated with the vesting of common shares and common share units.

Results of Operations: Mortgage Insurance

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Net premiums earned	$215,663	$218,124
Net investment income	42,357	42,790
Realized investment gains (losses), net	(188)	(101)
Income (loss) from other invested assets	5,762	3,209
Other income	1,743	1,548
Total revenues	265,337	265,570

Losses and expenses:
Provision for losses and LAE	37,620	30,720
Other underwriting and operating expenses	26,065	28,134
Total losses and expenses before allocations	63,685	58,854
Corporate expense allocations	11,542	12,804
Total losses and expenses after allocations	75,227	71,658
Income before income tax expense	$190,110	$193,912

Loss ratio (1)	17.4%	14.1%
Expense ratio (2)	17.4	18.8
Combined ratio	34.8%	32.9%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

For the three months ended March 31, 2026, our Mortgage Insurance segment reported income before income tax expense of $190.1 million, compared to income before income tax expense of $193.9 million for the three months ended March 31, 2025. The decrease in our operating results during the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to an increase in the provision for losses and a decrease in net premiums earned, partially offset by an increase in income from other invested assets and a decrease in other underwriting and operating expenses.

Net Premiums Written and Earned

Net premiums earned in the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025 due to a decrease in the average net premium rate partially offset by an increase in our average IIF. The average net premium rate was 0.35% for the three months ended March 31, 2026 compared to 0.36% for the three months ended March 31, 2025 due to an increase in ceded premiums as a result of higher ceded losses under our third party quota share arrangements. Our average IIF increased from $244.0 billion for the three months ended March 31, 2025 to $247.8 billion for the three months ended March 31, 2026.
The following table presents the components of the change in unearned premiums within our Mortgage Insurance segment for the following years:

	Three Months Ended March 31,
(In thousands)	2026	2025
Unearned premium recognized in earnings	7,620	10,830
Net premiums written on single premium policies	(1,904)	(1,837)
Decrease in unearned premiums	5,716	8,993

Provision for Losses and Loss Adjustment Expenses

In the three months ended March 31, 2026 we recorded a provision for losses of $37.6 million compared to a provision of $30.7 million for the three months ended March 31, 2025. The increase in the provision for losses in the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to an increase in the number of defaults as well as an increase in our average reserve per default. The increase in average reserve per default was due to aging of defaults remaining within the mortgage insurance portfolio and an increase in the average RIF per default.

The following table presents a rollforward of insured loans in default for our mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Beginning default inventory	20,210	18,439
Plus: new defaults	11,100	9,664
Less: cures	(10,708)	(10,173)
Less: claims paid	(239)	(153)
Less: rescissions and denials, net	(31)	(18)
Ending default inventory	20,332	17,759

The following table includes additional information about our loans in default as of the dates indicated for our mortgage insurance portfolio:

	As of March 31,
	2026	2025
Case reserves (in thousands)	$424,047	$312,060
Total reserves (in thousands)	$458,901	$338,128
Ending default inventory	20,332	17,759
Average case reserve per default (in thousands)	$20.9	$17.6
Average total reserve per default (in thousands)	$22.6	$19.0
Default rate	2.54%	2.19%
Claims received included in ending default inventory	408	214

The following table provides a reconciliation of the beginning and ending mortgage insurance reserve balances for losses and LAE:

	Three Months Ended March 31,
(In thousands)	2026	2025
Reserve for losses and LAE at beginning of period	$429,610	$310,156
Less: Reinsurance recoverables	56,120	36,655
Net reserve for losses and LAE at beginning of period	373,490	273,501
Add provision for losses and LAE occurring in:
Current period	62,792	48,928
Prior years	(25,172)	(18,208)
Incurred losses and LAE during the current period	37,620	30,720
Deduct payments for losses and LAE occurring in:
Current period	88	51
Prior years	13,712	6,393
Loss and LAE payments during the current period	13,800	6,444
Net reserve for losses and LAE at end of period	397,310	297,777
Plus: Reinsurance recoverables	61,591	40,351
Reserve for losses and LAE at end of period	$458,901	$338,128

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our mortgage insurance portfolio:

	As of March 31, 2026
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	6,564	32%	$38,398	9%	$533,428	7%
Three payments	2,797	14	29,040	7	231,329	13
Four to eleven payments	7,802	38	181,134	43	675,553	27
Twelve or more payments	2,761	14	148,384	35	231,640	64
Pending claims	408	2	27,091	6	30,357	89
Total case reserves	20,332	100%	$424,047	100%	$1,702,307	25%
IBNR			31,804
LAE			3,050
Total reserves for losses and LAE			$458,901

	As of March 31, 2025
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	5,430	31%	$29,226	9%	$426,195	7%
Three payments	2,445	14	23,046	7	194,642	12
Four to eleven payments	7,472	42	139,810	45	620,538	23
Twelve or more payments	2,198	12	105,783	34	172,129	61
Pending claims	214	1	14,195	5	15,789	90
Total case reserves	17,759	100%	$312,060	100%	$1,429,293	22%
IBNR			23,404
LAE			2,664
Total reserves for losses and LAE			$338,128

During the three months ended March 31, 2026, the Mortgage Insurance provision for losses and LAE was a provision of $37.6 million, comprised of $62.8 million of current year losses partially offset by $25.2 million of favorable prior years’ loss development. During the three months ended March 31, 2025, the provision for losses and LAE was $30.7 million, comprised of $48.9 million of current year losses offset by $18.2 million of favorable prior years’ loss development.

In both periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our mortgage insurance portfolio for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Number of claims paid	239	153
Amount of claims paid	$13,671	$6,330
Claim severity	84%	70%

Other Underwriting and Operating Expenses

Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	$	%	$	%
Compensation and benefits	$16,617	64%	$18,610	66%
Premium taxes	5,992	23%	5,564	20%
Acquisition costs, net	(7,378)	(28%)	(6,430)	(23%)
Other	10,834	41%	10,390	37%
Total other underwriting and operating expenses	$26,065	100%	$28,134	100%

Average number of employees during the period		262		291

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in average number of employees during the current period. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes. The first quarter of each year typically has higher compensation and benefits expense than the subsequent quarters due to payroll taxes on annual bonus payouts and vesting of nonvested stock and stock units, as well as higher stock-based compensation expense.
•The increases in premium taxes during the three month period ended March 31, 2026 compared to the same period in 2025 results from an increase in the amount of mortgage insurance premiums written during the period.
•Acquisition costs are net of ceding commissions earned on outward reinsurance. The change in acquisition costs during the three month period ended March 31, 2026 compared to the same period in 2025 resulted from increased ceding commission earned due to increased outward reinsurance of insurance in force under our outstanding quota share arrangements.
•Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Reinsurance

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Net premiums earned	$29,310	$15,734
Net investment income	4,670	4,840
Other income	1,971	2,953
Total revenues	35,951	23,527

Losses and expenses:
Provision for losses and LAE	9,929	3
Other underwriting and operating expenses	9,925	2,457
Total losses and expenses before allocations	19,854	2,460
Corporate expense allocations	551	210
Total losses and expenses after allocations	20,405	2,670
Income before income tax expense	$15,546	$20,857

Loss ratio (1)	33.9%	—%
Expense ratio (2)	35.7	17.0
Combined ratio	69.6%	17.0%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.
Net Premiums Written and Earned
Reinsurance net premiums earned increased during the three month period ended March 31, 2026 compared to the same period in 2025 primarily due to premiums earned on the reinsurance of property and casualty risks, which Essent Re began writing effective January 1, 2026. Premiums earned also include premiums from Essent Re's participation in the GSE-sponsored mortgage risk share transactions.
The following table sets forth our Reinsurance segment’s net premiums written between mortgage and non-mortgage business:

	Three Months Ended March 31,
($ in thousands)	2026		2025
	$	%	$	%
Mortgage	$13,236	8%	$16,921	99%
Non-mortgage	156,365	92	229	1
Total net premiums written	$169,601	100%	$17,150	100%
The following table sets forth our Reinsurance segment’s net premiums earned between mortgage and non-mortgage business:

	Three Months Ended March 31,
($ in thousands)	2026		2025
	$	%	$	%
Mortgage	$12,264	42%	$15,505	99%
Non-mortgage	17,046	58	229	1
Total net premiums earned	$29,310	100%	$15,734	100%
The following table presents the average mortgage reinsurance risk in force and the average premium rates for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Average reinsured mortgage risk in force	$2,125,493	$2,254,034
Average premium rate on mortgage risk in force	2.3%	2.8%
Other Income
The decrease in other income in Reinsurance for the three month period ended March 31, 2026 compared to the same period in 2025 was due to a decline in third party consulting service revenues.
Provision for Losses and Loss Adjustment Expenses
In the three months ended March 31, 2026 we recorded a provision for losses of $9.9 million compared to a provision of $3 thousand for the three months ended March 31, 2025. The increase in provision for losses and loss adjustment expenses for the three month period ended March 31, 2026 primarily relates to loss provisions recorded for property and casualty premiums earned in the first quarter of 2026. Property and casualty ultimate losses are estimated on premiums earned and the average loss ratios for property and casualty reinsurance are inherently higher than loss ratios on the reinsurance of GSE-sponsored mortgage risk share transactions. Reinsurance reserves as of March 31, 2026 and 2025 were $10.1 million and $52 thousand, respectively.
Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for Reinsurance segment for the periods indicated:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	$	%	$	%
Compensation and benefits	$2,185	22%	$1,280	52%
Premium and other taxes	18	—	11	—
Acquisition costs, net	6,742	68	357	15
Other	980	10	809	33
Total other underwriting and operating expenses	$9,925	100%	$2,457	100%

Average number of employees during the period		9		8
The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased for the three month period ended March 31, 2026 compared to the same period in 2025 is primarily due to an increase in headcount and incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium and other taxes within the Reinsurance segment relate to federal excise taxes paid on certain mortgage reinsurance premiums.

•The increase in acquisition costs for the three month period ended March 31, 2026 compared to the same period in 2025 is primarily due to ceding and brokerage commissions and acquisition costs incurred on property and casualty risks that Essent Re began reinsuring effective January 1, 2026.

•Other expenses increased for the three month period ended March 31, 2026 compared to the same period in 2025 as a result of increased professional fees incurred with the reinsurance of property and casualty risks in the first quarter of 2026. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Net premiums earned	$15,120	$11,990
Net investment income	12,228	10,580
Realized investment gains (losses), net	41	(80)
Income (loss) from other invested assets	4,417	4,199
Other income	2,978	1,772
Total revenues	34,784	28,461

Losses and expenses:
Provision for losses and LAE	667	564
Other underwriting and operating expenses	36,993	40,533
Interest expense	8,148	8,148
Total losses and expenses before allocations	45,808	49,245
Corporate expense allocations	(12,093)	(13,014)
Total losses and expenses after allocations	33,715	36,231
Income (loss) before income tax expense	$1,069	$(7,770)

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate to premiums earned by our title insurance operations. The increase in net premiums earned is due to an increase in title insurance policies issued in the three month period ended March 31, 2026 compared to the same period in 2025.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other relates to loss provisions recorded by our title insurance operations. Title insurance reserves were $16.7 million at March 31, 2026 and $16.9 million at December 31, 2025.
Other Underwriting and Operating Expenses
     Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	$	%	$	%
Compensation and benefits	$17,853	48%	$19,802	49%
Premium taxes	436	1	1,328	3
Other	18,704	51	19,403	48
Total other underwriting and operating expenses	$36,993	100%	$40,533	100%

Average number of employees during the period		247		294
The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreases in the average number of employees and stock based compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.
•Premium taxes decreased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to $1.0 million of net expense associated with prior year premium tax returns incurred during the first quarter of 2025.
•Other expenses include title and settlement services direct costs, professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also includes premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Other expenses decreased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreases in software expenses partially offset by an increase in title expenses associated with an increase in title policies issued.

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

As of March 31, 2026, we had substantial liquidity with cash of $128.3 million, short-term investments of $623.0 million and fixed maturity investments of $5.4 billion. We also had $500 million available capacity under our Revolving Credit Facility. Cash and investments available for sale at the holding companies totaled $1.1 billion at March 31, 2026. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at March 31, 2026.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At March 31, 2026, Essent Guaranty had unassigned surplus of approximately $329.5 million. As of March 31, 2026, Essent Guaranty could pay additional ordinary dividends in 2026 of $329.5 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of March 31, 2026, Essent Re had total equity of $1.7 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. As of March 31, 2026, Essent Re could pay additional dividends in 2026 of $323.8 million without prior approval from the BMA.
At March 31, 2026, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$192,044	$221,567
Net cash provided by investing activities	16,580	55,533
Net cash used in financing activities	(203,411)	(200,514)
Net increase in cash	$5,213	$76,586

Operating Activities

Cash flow provided by operating activities totaled $192.0 million for the three months ended March 31, 2026, as compared to $221.6 million for the three months ended March 31, 2025. The decrease in cash flows provided by operating activities was due to the timing of certain premium collections and an increase in claims paid during the three months ended March 31, 2026 compared to the same period in 2025.

Investing Activities

Cash flows provided by investing activities totaled $16.6 million for the three months ended March 31, 2026 compared to $55.5 million for the three months ended March 31, 2025. The decrease in cash flows provided by investing activities in the three months ended March 31, 2026 compared to three months ended March 31, 2025 were the result of an increase in cash flows invested from operations partially offset by a decrease in purchases of other invested assets.

Financing Activities

Cash flow used in financing activities totaled $203.4 million and $200.5 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows used in financing activities relates to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the three months ended March 31, 2026 and 2025, no capital contributions were made to our U.S. mortgage insurance subsidiary and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $0 and $65 million, respectively. In April 2026, Essent Guaranty paid a dividend to Essent US Holdings, Inc. of $50 million. During the three months ended March 31, 2026, and 2025, no capital contributions were made to Essent Title Insurance.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2019 through August 31, 2019 and August 1, 2020 through December 31, 2025. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. In April 2025, Essent entered into an excess of loss transaction, effective July 1, 2026 with a panel of highly rated third-party reinsurers covering 20% of all eligible policies written by Essent Guaranty, Inc. in calendar year 2026. In March 2026, Essent Guaranty entered into an excess of loss transaction, effective July 1, 2027 with a panel of highly rated third-party reinsurers covering 20% of all eligible policies written by Essent Guaranty, Inc. in calendar year 2027.

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of March 31, 2026:

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

Our risk-to-capital calculation for Essent Guaranty as of March 31, 2026 was as follows:

Statutory capital: ($ in thousands)
Policyholders’ surplus	$1,034,815
Contingency reserves	2,647,661
Statutory capital	$3,682,476
Net risk in force	$31,785,517
Risk-to-capital ratio	8.6:1

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
During both the three months ended March 31, 2026 and 2025, Essent Re paid $100 million in dividends to Essent Group, respectively. Essent Group made no capital contributions to Essent Re during the three months ended March 31, 2026 and 2025. As of March 31, 2026, Essent Re had total stockholders’ equity of $1.7 billion.
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

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of March 31, 2026, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of March 31, 2026, Essent Guaranty's Available Assets were $3.6 billion or 174% of its Minimum Required Assets of $2.1 billion based on our interpretation of the PMIERs.
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

Financial Condition

Stockholders’ Equity

As of March 31, 2026, stockholders’ equity was $5.7 billion, compared to $5.8 billion as of December 31, 2025. Stockholders' equity decreased primarily due the repurchase of common shares under our share repurchase plan, an increase in accumulated other comprehensive loss related to an increase in our net unrealized investment losses, and dividends paid partially offset by net income generated in 2026.

Investments

As of March 31, 2026 and December 31, 2025, investments totaled $6.4 billion and $6.5 billion, respectively. In addition, our total cash was $128.3 million as of March 31, 2026, compared to $123.0 million as of December 31, 2025.

Investments Available for Sale by Asset Class

Asset Class	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$332,065	5.5%	$369,712	6.1%
U.S. agency mortgage-backed securities	1,143,120	18.9	1,174,895	19.2
Municipal debt securities(1)	608,683	10.1	610,411	10.0
Non-U.S. government securities	54,720	0.9	56,024	0.9
Corporate debt securities(2)	1,936,708	32.0	1,980,080	32.5
Residential and commercial mortgage securities	462,048	7.6	464,105	7.6
Asset-backed securities	887,866	14.7	800,366	13.1
Money market funds	623,034	10.3	648,492	10.6
Total Investments Available for Sale	$6,048,244	100.0%	$6,104,085	100.0%

	March 31,	December 31,
(1) The following table summarizes municipal debt securities as of :	2026	2025
Special revenue bonds	81.3%	81.2%
General obligation bonds	18.7	18.8
Total	100.0%	100.0%

	March 31,	December 31,
(2) The following table summarizes corporate debt securities as of :	2026	2025
Financial	40.6%	40.9%
Consumer, non-cyclical	18.5	18.1
Industrial	8.4	9.0
Utilities	8.1	7.9
Consumer, cyclical	6.8	6.0
Technology	6.1	6.1
Energy	4.6	4.7
Communications	4.3	4.7
Basic Materials	2.6	2.6
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$871,259	16.1%	$846,230	15.5%
Aa1	1,731,957	31.9	1,799,508	32.9
Aa2	347,838	6.4	300,026	5.5
Aa3	318,197	5.9	319,848	5.9
A1	525,198	9.7	545,918	10.0
A2	517,108	9.5	511,146	9.4
A3	481,244	8.9	494,434	9.1
Baa1	242,069	4.5	244,424	4.5
Baa2	188,885	3.5	208,247	3.8
Baa3	136,746	2.5	122,596	2.2
Below Baa3	64,709	1.1	63,216	1.2
Total (2)	$5,425,210	100.0%	$5,455,593	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $623,034 and $648,492 of money market funds at March 31, 2026 and December 31, 2025, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,582,563	26.2%	$1,549,327	25.4%
1 to < 2 Years	532,437	8.8	527,914	8.6
2 to < 3 Years	483,762	8.0	532,211	8.7
3 to < 4 Years	666,215	11.0	571,255	9.4
4 to < 5 Years	437,751	7.2	536,135	8.8
5 or more Years	2,345,516	38.8	2,387,243	39.1
Total Investments Available for Sale	$6,048,244	100.0%	$6,104,085	100.0%

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of March 31, 2026, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.1 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

Critical Accounting Policies

As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2025 Form 10-K. See Note 2 to our condensed consolidated financial statements for recently issued accounting standards adopted or under evaluation.

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

At March 31, 2026, the effective duration of our investments available for sale was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report.

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

Item 1A.   Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report, along with the disclosure below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2026:

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2026	750,443	$62.39	713,402
February 1 - February 28, 2026	687,436	$62.02	687,436
March 1 - March 31, 2026	1,381,839	$58.91	1,193,359
Total	2,819,718		2,594,197	$414,650

(1)During the three months ended March 31, 2026, the Company repurchased 2,594,197 common shares at a total cost of $157.0 million. The remaining $414.7 million in the table represents the amount available to repurchase shares under the November 2025 share repurchase authorization as of March 31, 2026. In April 2026, we repurchased 934,427 shares for $57.4 million, leaving approximately $357.3 million remaining for repurchases as of April 30, 2026.

Item 5. Other Information

2026 Annual General Meeting of Shareholders

On May 6, 2026, we held our 2026 Annual General Meeting of Shareholders (the "Annual Meeting"). A total of 94,009,619 common shares were entitled to vote as of March 6, 2026, the record date for the Annual Meeting, of which 84,026,864 shares were present in person or by proxy at the Annual Meeting.

The following is a summary of the final voting results for each matter presented to shareholders at the Annual Meeting.

Proposal 1 - Election of three Class III directors to serve through the 2029 Annual General Meeting of Shareholders:

	Votes For	Votes Withheld	Broker Non-Votes
Mark Casale	79,857,847	1,869,842	2,299,175
Douglas J. Pauls	78,983,994	2,743,695	2,299,175
William Spiegel	72,089,724	9,637,965	2,299,175

Proposal 2 - The re-appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2026 and until the 2027 Annual General Meeting of Shareholders, and the referral of the determination of the auditors' compensation to the board of directors, was ratified:

Votes For	83,504,029
Votes Against	488,565
Abstentions	34,269

Proposal 3 - Provide a non-binding, advisory vote on our executive compensation:

Votes For	79,068,683
Votes Against	2,623,674
Abstentions	38,324
Broker Non-Votes	2,299,183

Executive Trading Plans

On March 10, 2026, David Weinstock, the Company’s Senior Vice President and Chief Financial Officer, entered into a 10b5-1 sales plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of up to an aggregate of 11,000 shares of the Company’s common stock beneficially owned by Mr. Weinstock during the term of the Plan and will be in effect until the earlier of (1) June 10, 2027, and (2) the date on which an aggregate of 11,000 shares of the Company’s common shares have been sold under the Plan.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: May 8, 2026	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 8, 2026	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)