Form 10-Q
period 2026-06-30
Essent Group Ltd.
filed 2026-08-07
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of July 31, 2026 was 89,876,493.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2026	2025
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2026 — $5,636,263; 2025 — $5,631,201)	$5,414,809	$5,455,593
Short-term investments available for sale, at fair value (amortized cost: 2026 — $623,895; 2025 — $648,492)	623,886	648,492
Total investments available for sale	6,038,695	6,104,085
Other invested assets	441,852	382,513
Total investments	6,480,547	6,486,598
Cash	74,333	123,049
Accrued investment income	48,306	47,371
Accounts receivable	169,772	51,267
Deferred policy acquisition costs	68,857	9,547
Property, equipment and software (at cost, less accumulated depreciation of $73,197 in 2026 and $71,466 in 2025)	47,753	49,189
Prepaid federal income tax	496,325	513,425
Goodwill and acquired intangible assets, net	77,451	78,153
Other assets	128,538	82,404
Total assets	$7,591,882	$7,441,003

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$518,799	$446,822
Unearned premium reserve	256,827	91,730
Net deferred tax liability	449,738	465,351
Senior Notes due 2029, net	495,972	495,301
Other liabilities	207,145	185,072
Total liabilities	1,928,481	1,684,276
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 89,876 shares in 2026 and 95,456 shares in 2025	1,348	1,432
Additional paid-in capital	298,724	649,895
Accumulated other comprehensive loss	(190,662)	(151,985)
Retained earnings	5,553,991	5,257,385
Total stockholders’ equity	5,663,401	5,756,727
Total liabilities and stockholders’ equity	$7,591,882	$7,441,003

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Net premiums written	$307,285	$241,488	$701,954	$479,759
(Increase) decrease in unearned premiums	(30,521)	7,321	(165,097)	14,898
Net premiums earned	276,764	248,809	536,857	494,657
Net investment income	61,612	59,289	120,867	117,499
Realized investment gains (losses), net	(111)	(129)	(258)	(310)
Income from other invested assets	19,385	4,466	29,564	11,874
Other income	5,036	6,708	11,728	12,981
Total revenues	362,686	319,143	698,758	636,701

Losses and expenses:
Provision for losses and LAE	48,961	17,055	97,177	48,342
Other underwriting and operating expenses	75,258	62,765	148,241	133,889
Interest expense	8,148	8,148	16,296	16,296
Total losses and expenses	132,367	87,968	261,714	198,527

Income before income taxes	230,319	231,175	437,044	438,174
Income tax expense	40,605	35,836	75,531	67,402
Net income	$189,714	$195,339	$361,513	$370,772

Earnings per share:
Basic	$2.09	$1.95	$3.92	$3.65
Diluted	2.08	1.93	3.89	3.62

Weighted average shares outstanding:
Basic	90,740	100,037	92,271	101,451
Diluted	91,389	101,059	92,972	102,495

Net income	$189,714	$195,339	$361,513	$370,772

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of $231 and $2,070 in the three months ended June 30, 2026 and 2025, and ($7,178) and $13,365 in the six months ended June 30, 2026 and 2025, respectively.	(2,726)	16,580	(38,677)	88,318
Total other comprehensive income (loss)	(2,726)	16,580	(38,677)	88,318
Comprehensive income	$186,988	$211,919	$322,836	$459,090

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Common Shares
Balance, beginning of period	$1,396	$1,537	$1,432	$1,575
Issuance of management incentive shares	—	—	7	8
Forfeiture of management incentive shares	—	—	—	(1)
Cancellation of treasury stock	(48)	(44)	(91)	(89)
Balance, end of period	1,348	1,493	1,348	1,493
Additional Paid-In Capital
Balance, beginning of period	486,672	1,055,340	649,895	1,214,956
Dividends and dividend equivalents declared	458	464	721	669
Issuance of management incentive shares	—	—	(7)	(8)
Forfeiture of management incentive shares	—	—	—	1
Stock-based compensation expense	3,351	3,950	10,689	12,942
Cancellation of treasury stock	(191,757)	(171,417)	(362,574)	(340,223)
Balance, end of period	298,724	888,337	298,724	888,337
Accumulated Other Comprehensive Loss
Balance, beginning of period	(187,936)	(232,246)	(151,985)	(303,984)
Other comprehensive income (loss)	(2,726)	16,580	(38,677)	88,318
Balance, end of period	(190,662)	(215,666)	(190,662)	(215,666)
Retained Earnings
Balance, beginning of period	5,396,370	4,834,675	5,257,385	4,691,111
Net income	189,714	195,339	361,513	370,772
Dividends and dividend equivalents declared	(32,093)	(31,330)	(64,907)	(63,199)
Balance, end of period	5,553,991	4,998,684	5,553,991	4,998,684
Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(191,805)	(171,461)	(362,665)	(340,312)
Cancellation of treasury stock	191,805	171,461	362,665	340,312
Balance, end of period	—	—	—	—
Total Stockholders' Equity	$5,663,401	$5,672,848	$5,663,401	$5,672,848

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Operating Activities
Net income	$361,513	$370,772
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	258	310
Income from other invested assets	(29,564)	(11,874)
Distribution of income from other invested assets	6,513	3,327
Depreciation and amortization	2,433	2,714
Stock-based compensation expense	10,689	12,942
Amortization of premium on investment securities	6,247	7,007
Deferred income tax provision (benefit)	(8,253)	21,409
Change in:
Accrued investment income	(935)	(2,208)
Accounts receivable	(118,433)	3,786
Deferred policy acquisition costs	(59,310)	416
Prepaid federal income tax	17,100	(7,756)
Other assets	(45,015)	(2,147)
Reserve for losses and LAE	71,977	35,883
Unearned premium reserve	165,097	(13,601)
Other accrued liabilities	8,817	(9,876)
Net cash provided by operating activities	389,134	411,104

Investing Activities
Net change in short-term investments	24,597	180,990
Purchase of investments available for sale	(535,774)	(602,313)
Proceeds from maturity and paydowns of investments available for sale	463,945	414,860
Proceeds from sales of investments available for sale	74,313	6,226
Purchase of other invested assets	(39,976)	(48,617)
Return of investment from other invested assets	3,686	1,241
Purchase of property and equipment and capitalization of internal-use software	(1,790)	(963)
Net cash used in investing activities	(10,999)	(48,576)

Financing Activities
Treasury stock acquired	(362,665)	(339,362)
Dividends paid	(64,186)	(62,530)
Net cash used in financing activities	(426,851)	(401,892)

Net decrease in cash	(48,716)	(39,364)
Cash at beginning of year	123,049	131,480
Cash at end of period	$74,333	$92,116

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(73,525)	$(53,737)
Interest payments	(15,625)	(15,625)

Noncash Transactions
Excise taxes payable for share repurchases	$—	$950
Property, equipment, and capitalized internal-use software costs included in other liabilities	98	—
Lease liabilities arising from obtaining right-of-use assets	292	4,294

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
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

included in our Annual Report on Form 10-K for the year ended December 31, 2025, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2026 prior to the issuance of these condensed consolidated financial statements.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

June 30, 2026 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$280,267	$157	$(5,936)	$274,488
U.S. agency mortgage-backed securities	1,184,056	3,235	(83,461)	1,103,830
Municipal debt securities(1)	634,284	5,346	(35,859)	603,771
Non-U.S. government securities	58,202	—	(8,931)	49,271
Corporate debt securities (2)	2,030,876	4,902	(68,694)	1,967,084
Residential and commercial mortgage securities	485,796	499	(24,153)	462,142
Asset-backed securities	962,782	1,414	(9,973)	954,223
Money market funds	623,895	—	(9)	623,886
Total investments available for sale	$6,260,158	$15,553	$(237,016)	$6,038,695

December 31, 2025 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$373,567	$2,121	$(5,976)	$369,712
U.S. agency mortgage-backed securities	1,243,823	7,822	(76,750)	1,174,895
Municipal debt securities (1)	641,153	5,483	(36,225)	610,411
Non-U.S. government securities	64,470	—	(8,446)	56,024
Corporate debt securities (2)	2,017,246	17,381	(54,547)	1,980,080
Residential and commercial mortgage securities	486,441	1,046	(23,382)	464,105
Asset-backed securities	804,501	3,832	(7,967)	800,366
Money market funds	648,492	—	—	648,492
Total investments available for sale	$6,279,693	$37,685	$(213,293)	$6,104,085

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2026	2025
Special revenue bonds	81.5%	81.2%
General obligation bonds	18.5	18.8
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2026	2025
Financial	39.9%	40.9%
Consumer, non-cyclical	18.8	18.1
Industrial	8.6	9.0
Utilities	8.3	7.9
Consumer, cyclical	6.4	6.0
Technology	6.1	6.1
Energy	4.9	4.7
Communications	4.4	4.7
Basic Materials	2.6	2.6
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$101,928	$101,543
Due after 1 but within 5 years	148,313	145,724
Due after 5 but within 10 years	15,488	14,679
Due after 10 years	14,538	12,542
Subtotal	280,267	274,488
Municipal debt securities:
Due in 1 year	11,586	11,543
Due after 1 but within 5 years	95,653	92,751
Due after 5 but within 10 years	149,193	141,461
Due after 10 years	377,852	358,016
Subtotal	634,284	603,771
Non-U.S. government securities:
Due in 1 year	14,823	14,713
Due after 1 but within 5 years	3,851	3,652
Due after 5 but within 10 years	10,082	8,802
Due after 10 years	29,446	22,104
Subtotal	58,202	49,271
Corporate debt securities:
Due in 1 year	129,538	128,879
Due after 1 but within 5 years	616,969	596,009
Due after 5 but within 10 years	1,083,138	1,068,153
Due after 10 years	201,231	174,043
Subtotal	2,030,876	1,967,084
U.S. agency mortgage-backed securities	1,184,056	1,103,830
Residential and commercial mortgage securities	485,796	462,142
Asset-backed securities	962,782	954,223
Money market funds	623,895	623,886
Total investments available for sale	$6,260,158	$6,038,695

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Realized gross gains	$330	$19	$674	$19
Realized gross losses	(441)	(148)	(932)	(329)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2026 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$105,334	$(720)	$119,919	$(5,216)	$225,253	$(5,936)
U.S. agency mortgage-backed securities	300,916	(3,739)	513,692	(79,722)	814,608	(83,461)
Municipal debt securities	86,379	(1,207)	280,715	(34,652)	367,094	(35,859)
Non-U.S. government securities	19,083	(3,721)	30,188	(5,210)	49,271	(8,931)
Corporate debt securities	868,067	(11,824)	584,126	(56,870)	1,452,193	(68,694)
Residential and commercial mortgage securities	94,162	(1,096)	323,424	(23,057)	417,586	(24,153)
Asset-backed securities	361,474	(2,511)	129,409	(7,462)	490,883	(9,973)
Money market funds	92,487	(9)	—	—	92,487	(9)
Total	$1,927,902	$(24,827)	$1,981,473	$(212,189)	$3,909,375	$(237,016)

	Less than 12 months		12 months or more		Total
December 31, 2025 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,048	$(8)	$179,121	$(5,968)	$180,169	$(5,976)
U.S. agency mortgage-backed securities	45,415	(90)	638,729	(76,660)	684,144	(76,750)
Municipal debt securities	74,928	(1,015)	314,515	(35,210)	389,443	(36,225)
Non-U.S. government securities	—	—	56,024	(8,446)	56,024	(8,446)
Corporate debt securities	196,571	(1,106)	706,561	(53,441)	903,132	(54,547)
Residential and commercial mortgage securities	36,552	(240)	364,271	(23,142)	400,823	(23,382)
Asset-backed securities	103,989	(871)	150,158	(7,096)	254,147	(7,967)
Total	$458,503	$(3,330)	$2,409,379	$(209,963)	$2,867,882	$(213,293)

At June 30, 2026 and December 31, 2025, we held 2,298 and 1,763 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at June 30, 2026 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 99% of the securities at June 30, 2026 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. There were no impairments recorded in the three and six months ended June 30, 2026 or 2025.

The Company's other invested assets at June 30, 2026 and December 31, 2025 totaled $441.9 million and $382.5 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $217.5 million as of June 30, 2026 and $180.0 million as of December 31, 2025. The majority of these

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

investments were in limited partnerships invested primarily in real estate and technology. At June 30, 2026, maximum future funding commitments were $84.1 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur within the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $8.9 million at June 30, 2026 and $8.7 million at December 31, 2025. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at both June 30, 2026 and December 31, 2025. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $5.2 million at both June 30, 2026 and December 31, 2025.

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Fixed maturities	$58,220	$54,946	$112,523	$107,432
Short-term investments	5,249	6,073	11,777	13,548
Gross investment income	63,469	61,019	124,300	120,980
Investment expenses	(1,857)	(1,730)	(3,433)	(3,481)
Net investment income	$61,612	$59,289	$120,867	$117,499

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

Premiums written and earned is comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net premiums written:
Direct	$276,923	$274,872	$551,790	$547,266
Assumed	65,475	—	221,840	—
Ceded (1)	(35,113)	(33,384)	(71,676)	(67,507)
Net premiums written	$307,285	$241,488	$701,954	$479,759

Net premiums earned:
Direct	$280,954	$282,193	$560,564	$562,164
Assumed	30,923	—	47,969	—
Ceded (1)	(35,113)	(33,384)	(71,676)	(67,507)
Net premiums earned	$276,764	$248,809	$536,857	$494,657

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of June 30, 2026:

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
Total risk in force (RIF) ceded under the QSR agreements was $11.0 billion as of June 30, 2026. During the fourth quarter of 2025, Essent also entered into a forward quota share transaction covering 20% of the risk of all eligible policies written by Essent Guaranty, Inc. in calendar year 2027.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of June 30, 2026:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-1	Aug. 2020 - Mar. 2021	$15,836,468	$4,438,234	$50,256	$275,536	June 26, 2028
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	22,156,669	6,327,178	161,600	268,364	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	22,499,218	6,295,041	113,796	284,970	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	22,822,493	6,296,006	181,895	264,081	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	21,827,253	6,054,012	192,982	251,896	September 25, 2029
Total		$105,142,101	$29,410,471	$700,529	$1,344,847

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of June 30, 2026:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2020-1	Jan. 2019 - Aug. 2019	$4,244,203	$1,130,161	$29,152	$209,852	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	51,203,122	14,212,909	128,222	457,603	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	28,813,310	8,021,276	31,375	350,226	January 1, 2029
XOL 2024-1	Jan. 2024 - Dec. 2024	32,088,603	8,848,689	58,005	327,683	January 1, 2030
XOL 2025-1	Jan. 2025 - Dec. 2025	40,096,727	10,640,673	80,821	343,234	January 1, 2031
Total		$156,445,965	$42,853,708	$327,575	$1,688,598

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other accrued liabilities on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of June 30, 2026:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-1 Ltd.	$50,256	$(5,560)	$—	$(5,560)
Radnor Re 2021-2 Ltd.	161,600	(6,553)	18	(6,535)
Radnor Re 2022-1 Ltd.	113,796	(563)	16	(547)
Radnor Re 2023-1 Ltd.	181,895	(128)	26	(102)
Radnor Re 2024-1 Ltd.	192,982	(258)	18	(240)
Total	$700,529	$(13,062)	$78	$(12,984)

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30:

(In thousands)	2026	2025
Reserve for losses and LAE at beginning of period	$446,822	$328,866
Less: Reinsurance recoverables	56,219	36,754
Net reserve for losses and LAE at beginning of period	390,603	292,112
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	151,584	96,403
Prior years	(54,407)	(48,061)
Net incurred losses and LAE during the current period	97,177	48,342
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	348	367
Prior years	33,178	17,403
Net loss and LAE payments during the current period	33,526	17,770
Net reserve for losses and LAE at end of period	454,254	322,684
Plus: Reinsurance recoverables, net of unpaid claims	64,545	42,065
Reserve for losses and LAE at end of period	$518,799	$364,749

For the six months ended June 30, 2026, $33.2 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been $54.4 million of favorable prior year development during the six months ended June 30, 2026. Net reserves remaining as of June 30, 2026 for prior years are $303.0 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2025, $17.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was $48.1 million of favorable prior year development during the six months ended June 30, 2025. Net reserves remaining as of June 30, 2025 for prior years were $226.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default increased by 3,620 in the year ended December 31, 2024, including 2,119 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expected the ultimate number of hurricane-related defaults that result in claims would be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory.
During 2025 and through the second quarter of 2026, we observed a decline in the number of defaults associated with hurricanes Helene and Milton. In the second quarter of 2026, we began reserving for the remaining hurricane-related defaults consistently with the standard methodology used for our default inventory, which did not have a significant impact on our provision for losses and loss adjustment expenses in the three and six months ended June 30, 2026 or the reserve balance at June 30, 2026.
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
Note 6. Debt Obligations

Essent Group has $500 million of 6.25% publicly issued senior notes (the “Senior Notes") that mature on July 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears on January 1 and July 1 of each year. The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.1 million and $1.3 million and deferred issuance costs of $2.9 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively.

The Company has a revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”) that mature on July 1, 2029. There were no borrowings on the Revolving Credit Facility in the three and six months ended June 30, 2026 or in the year ended December 31, 2025. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate as of June 30, 2026 was 0.175%, down from 0.225% as of June 30, 2025 due to the upgrade to our senior unsecured debt rating by Moody’s in August 2025. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders. The Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs. The Company was in compliance with all financial covenants as of June 30, 2026.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. There were no payments related to these indemnifications in the six months ended June 30, 2026 and less than $0.1 million in the six months ended June 30, 2025. As of June 30, 2026, management believes any potential claims for indemnification related to contract underwriting services through June 30, 2026 are not material to our consolidated financial position or results of operations.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of June 30, 2026, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2026	2025
March 31	$0.35	$0.31
June 30	0.35	0.31
September 30	—	0.31
December 31	—	0.31
Total dividends per common share declared and paid	$0.70	$1.24

In August 2026, the Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on September 10, 2026 to shareholders of record on August 31, 2026.

Share Repurchase Plan
In February 2025, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $500 million of common shares in the open market through December 31, 2026. In November 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2027. From January 1, 2026 through June 30, 2026 the Company purchased 5,826,799 common shares at a cost of $348.4 million. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2026.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of June 30, 2026, there were 2.6 million common shares available for future grant under the 2013 Plan.

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the six months ended June 30, 2026:

	2026
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	780	$18.66	113	$53.07	103	$20.92	544	$49.96	66	$56.59
Granted	206	24.25	—	—	53	24.25	169	64.70	16	58.23
Vested	(289)	12.66	(60)	50.49	(18)	12.66	(231)	46.62	(34)	54.84
Forfeited	(10)	12.66	—	—	(8)	22.14	(62)	51.93	(4)	57.04
Outstanding at end of period	687	$22.96	53	$56.03	130	$23.36	420	$57.46	44	$58.50

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

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $38.9 million and $32.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $20.2 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at June 30, 2026 and we expect to recognize the expense over a weighted average period of 2.11 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 232,965 in the six months ended June 30, 2026. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of June 30, 2026.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Compensation expense	$3,351	$3,950	$10,689	$12,942
Income tax benefit	597	752	2,041	2,569

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At June 30, 2026, Essent Guaranty had unassigned surplus of approximately $301.9 million. As of June 30, 2026, Essent Guaranty could pay additional ordinary dividends in 2026 of $301.9 million. In the three and six months ended June 30, 2026, Essent

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Guaranty paid dividends of $115 million to its parent, Essent US Holdings, Inc. In the three and six months ended June 30, 2025, Essent Guaranty paid dividends of $65 million and $130 million, respectively, to its parent, Essent US Holdings, Inc.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of June 30, 2026, Essent Re had total equity of $1.6 billion. In the three and six months ended June 30, 2026, Essent Re paid dividends of $100 million and $200 million, respectively, to its parent, Essent Group Ltd. In the three and six months ended June 30, 2025, Essent Re paid dividends of $120 million and $220 million, respectively, to its parent, Essent Group Ltd.

At June 30, 2026, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$189,714	$195,339	$361,513	$370,772

Basic weighted average shares outstanding	90,740	100,037	92,271	101,451
Dilutive effect of nonvested shares	649	1,022	701	1,044
Diluted weighted average shares outstanding	91,389	101,059	92,972	102,495

Basic earnings per share	$2.09	$1.95	$3.92	$3.65
Diluted earnings per share	$2.08	$1.93	$3.89	$3.62

There were 16,900 and 24,270 antidilutive shares for the three months ended June 30, 2026 and 2025, respectively, and 49,393 and 68,254 antidilutive shares for the six months ended June 30, 2026 and 2025, respectively.

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

	2026 Performance-Based Grants		2025 Performance-Based Grants		2024 Performance-Based Grants		2023 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
June 30, 2026	105%	52.5%	153%	76.5%	110%	55%	(1)	(1)
June 30, 2025			200%	100%	128%	64%	195%	97.5%
(1) The 2023 performance based awards vested at 193% relative to target on March 1, 2026.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(218,968)	$31,032	$(187,936)	$(271,265)	$39,019	$(232,246)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(2,606)	(214)	(2,820)	18,521	(2,043)	16,478
Less: Reclassification adjustment for (gains) losses included in net income (1)	111	(17)	94	129	(27)	102
Net unrealized gains (losses) on investments	(2,495)	(231)	(2,726)	18,650	(2,070)	16,580
Other comprehensive income (loss)	(2,495)	(231)	(2,726)	18,650	(2,070)	16,580
Balance at end of period	$(221,463)	$30,801	$(190,662)	$(252,615)	$36,949	$(215,666)

	Six Months Ended June 30,
	2026			2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(175,608)	$23,623	$(151,985)	$(354,298)	$50,314	$(303,984)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(46,113)	7,233	(38,880)	101,373	(13,303)	88,070
Less: Reclassification adjustment for (gains) losses included in net income (1)	258	(55)	203	310	(62)	248
Net unrealized gains (losses) on investments	(45,855)	7,178	(38,677)	101,683	(13,365)	88,318
Other comprehensive income (loss)	(45,855)	7,178	(38,677)	101,683	(13,365)	88,318
Balance at end of period	$(221,463)	$30,801	$(190,662)	$(252,615)	$36,949	$(215,666)

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

June 30, 2026 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$274,488	$—	$—	$274,488
U.S. agency mortgage-backed securities	—	1,103,830	—	1,103,830
Municipal debt securities	—	603,771	—	603,771
Non-U.S. government securities	—	49,271	—	49,271
Corporate debt securities	—	1,967,084	—	1,967,084
Residential and commercial mortgage securities	—	462,142	—	462,142
Asset-backed securities	—	954,223	—	954,223
Money market funds	623,886	—	—	623,886
Total assets at fair value (1) (2)	$898,374	$5,140,321	$—	$6,038,695

December 31, 2025 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$369,712	$—	$—	$369,712
U.S. agency mortgage-backed securities	—	1,174,895	—	1,174,895
Municipal debt securities	—	610,411	—	610,411
Non-U.S. government securities	—	56,024	—	56,024
Corporate debt securities	—	1,980,080	—	1,980,080
Residential and commercial mortgage securities	—	464,105	—	464,105
Asset-backed securities	—	800,366	—	800,366
Money market funds	648,492	—	—	648,492
Total assets at fair value (1) (2)	$1,018,204	$5,085,881	$—	$6,104,085

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Not Carried at Fair Value

Our senior notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our senior notes was $496.0 million and $515.4 million, respectively, as of June 30, 2026. The carrying amount and estimated fair value of our senior notes was $495.3 million and $522.6 million, respectively, as of December 31, 2025. The fair value of our senior notes is estimated based on quoted market prices.

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s statutory net income for the six months ended June 30, 2026 and 2025 as well as statutory surplus and contingency reserve liability at June 30, 2026 and December 31, 2025:

	Six Months Ended June 30,
(In thousands)	2026	2025
Statutory net income	$205,957	$248,689

	June 30,	December 31,
(In thousands)	2026	2025
Statutory surplus	$1,007,192	$951,100
Contingency reserve liability	2,671,010	2,621,787

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

At June 30, 2026 and December 31, 2025, the statutory capital of Essent Guaranty, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy its regulatory requirements.

Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements are subject to a phased-in implementation beginning with the quarter ended March 31, 2025, and will become fully effective on September 30, 2026. As of June 30, 2026, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the six months ended June 30, 2026 and 2025, Essent Guaranty increased its contingency reserve by $131.8 million and $142.3 million, respectively. During the six months ended June 30, 2026 and 2025, Essent Guaranty released contingency reserves of $82.6 million and $70.7 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At June 30, 2026, all such requirements were met.

Essent Re's statutory capital and surplus was $1.6 billion and $1.7 billion as of June 30, 2026 and December 31, 2025. Essent Re's statutory net income was $151.6 million and $161.7 million for the six months ended June 30, 2026 and 2025, respectively. Statutory capital and surplus as of June 30, 2026 and December 31, 2025 and statutory net income in the six months ended June 30, 2026 and 2025 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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
As of June 30, 2026 and December 31, 2025, all goodwill is assigned to our title operating segment, which is included in our Corporate & Other category. Goodwill was $48.8 million at both June 30, 2026 and December 31, 2025.
In connection with the reinsurance of certain property and casualty risks, acquisition costs deferred in our Reinsurance segment were $75.9 million during the six months ended June 30, 2026 and the amortization of those deferred acquisition costs in our Reinsurance segment was $16.7 million for the six months ended June 30, 2026.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(In thousands)	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$215,662	$43,639	$17,463	$276,764	$220,262	$13,875	$14,672	$248,809
Net investment income	43,965	6,088	11,559	61,612	43,676	5,216	10,397	59,289
Realized investment gains (losses), net	(94)	—	(17)	(111)	(124)	—	(5)	(129)
Income from other invested assets	12,975	—	6,410	19,385	3,619	—	847	4,466
Other income	1,396	1,345	2,295	5,036	1,614	1,909	3,185	6,708
Total revenues	273,904	51,072	37,710	362,686	269,047	21,000	29,096	319,143

Losses and expenses:
Provision for losses and LAE	29,391	18,723	847	48,961	15,323	36	1,696	17,055

Compensation and benefits	14,898	1,781	13,825	30,504	15,667	1,126	13,926	30,719
Premium and other taxes	5,996	14	545	6,555	5,984	16	495	6,495
Acquisition costs, net (3)	(7,770)	11,849	—	4,079	(6,770)	285	—	(6,485)
Other underwriting and operating expenses	10,695	987	22,438	34,120	9,744	959	21,333	32,036
Net operating expenses before allocations	23,819	14,631	36,808	75,258	24,625	2,386	35,754	62,765
Corporate expense allocations	8,086	653	(8,739)	—	8,979	263	(9,242)	—
Operating expenses after allocations	31,905	15,284	28,069	75,258	33,604	2,649	26,512	62,765
Interest expense	—	—	8,148	8,148	—	—	8,148	8,148
Income (loss) before income taxes	$212,608	$17,065	$646	$230,319	$220,120	$18,315	$(7,260)	$231,175

Loss ratio (1)	13.6%	42.9%			7.0%	0.3%
Expense ratio (2)	14.8%	35.0%			15.3%	19.1%
Combined ratio	28.4%	77.9%			22.3%	19.4%

(1) Loss ratio is calculated by dividing the provision (benefit) for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.
(3) Acquisition costs are net of ceding commissions earned on outward reinsurance and include ceding commissions incurred on reinsurance assumed.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(In thousands)	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$431,325	$72,949	$32,583	$536,857	$438,386	$29,609	$26,662	$494,657
Net investment income	86,322	10,758	23,787	120,867	86,466	10,056	20,977	117,499
Realized investment gains (losses), net	(282)	—	24	(258)	(225)	—	(85)	(310)
Income from other invested assets	18,737	—	10,827	29,564	6,828	—	5,046	11,874
Other income	3,139	3,316	5,273	11,728	3,162	4,862	4,957	12,981
Total revenues	539,241	87,023	72,494	698,758	534,617	44,527	57,557	636,701

Losses and expenses:
Provision for losses and LAE	67,011	28,652	1,514	97,177	46,043	39	2,260	48,342

Compensation and benefits	31,515	3,966	31,678	67,159	34,277	2,406	33,728	70,411
Premium and other taxes	11,988	32	981	13,001	11,548	27	1,823	13,398
Acquisition costs, net (3)	(15,148)	18,591	—	3,443	(13,200)	642	—	(12,558)
Other underwriting and operating expenses	21,529	1,967	41,142	64,638	20,134	1,768	40,736	62,638
Net operating expenses before allocations	49,884	24,556	73,801	148,241	52,759	4,843	76,287	133,889
Corporate expense allocations	19,628	1,204	(20,832)	—	21,783	473	(22,256)	—
Operating expenses after allocations	69,512	25,760	52,969	148,241	74,542	5,316	54,031	133,889
Interest expense	—	—	16,296	16,296	—	—	16,296	16,296
Income (loss) before income taxes	$402,718	$32,611	$1,715	$437,044	$414,032	$39,172	$(15,030)	$438,174

Loss ratio (1)	15.5%	39.3%			10.5%	0.1%
Expense ratio (2)	16.1%	35.3%			17.0%	18.0%
Combined ratio	31.6%	74.6%			27.5%	18.1%

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have two reportable segments: Mortgage Insurance and Reinsurance.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $14.1 billion and $25.2 billion for the three and six months ended June 30, 2026, respectively, compared to approximately $12.5 billion and $22.5 billion for the three and six months ended June 30, 2025, respectively. The financial strength ratings of Essent Guaranty are A2 with a stable outlook by Moody’s Ratings (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best Ratings Services, Inc. ("AM Best").
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and also provide underwriting consulting services to third-party reinsurers. As of June 30, 2026, Essent Re provided insurance or reinsurance relating to GSE and other mortgage risk share transactions covering approximately $2.1 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. Effective January 1, 2026, Essent Re began reinsuring certain property and casualty risks. The financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by AM Best.
We also offer title insurance products both directly and through a network of title insurance agents through Essent Title Insurance, Inc., which we refer to as "Essent Title", as well as title and settlement services. Title insurance operations are included in the Corporate & Other category.
We have a highly experienced, talented team with 518 employees as of June 30, 2026. Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
Current Developments
The Federal Reserve increased the target federal funds rate several times during 2022 and 2023 in an effort to reduce consumer price inflation. As a result of progress on inflation, the Federal Reserve reduced the target federal funds rate by 100 basis points in 2024 and by another 75 basis points during 2025. Mortgage interest rates, however, have remained elevated, which has reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, NIW and title insurance and settlement service transactions. Higher interest rates have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.
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
Credit Score Models
In April 2026, FHFA announced that the GSEs will begin accepting loans with the VantageScore 4.0 model for certain approved lenders and will begin moving forward with FICO 10T. During the second quarter of 2026, Essent Guaranty began insuring loans from approved lenders that were submitted using the VantageScore 4.0 model. The loans insured that were submitted with a VantageScore credit score represent a de minimis amount of our NIW for the three and six months ended June 30, 2026 and IIF and RIF at June 30, 2026.
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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of June 30, 2026 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the six months ended June 30, 2026 and 2025, monthly premium policies comprised 98% and 99% of our NIW, respectively.

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

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 84.0% at June 30, 2026. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of June 30, 2026. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•credit quality of borrowers, including higher debt-to-income ratios and lower credit scores, which tend to increase incurred losses;

•the level and amount of reinsurance coverage maintained with third parties;

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of June 30, 2026, 47% of our IIF relates to mortgage insurance business written before January 1, 2023 and was at least three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2026, 47% of our IIF relates to business written before January 1, 2023 and was at least three years old. As such, we expect incurred losses and claims to increase as a greater amount of this book of insurance is entering its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
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
On September 26, 2024, Hurricane Helene made landfall and caused property damage in certain counties in Florida, Georgia, South Carolina, North Carolina, Tennessee and Virginia. On October 9, 2024, Hurricane Milton made landfall, causing damage in certain counties in Florida. Loans in default increased by 3,620 in the year ended December 31, 2024, including 2,119 defaults we identified as hurricane-related defaults. Based on prior industry experience, we expected the ultimate number of hurricane-related defaults that result in claims would be less than the default-to-claim experience of non-hurricane-related defaults. In addition, under our master policy, our exposure may be limited on hurricane-related claims. For example, we are permitted to exclude a claim entirely where damage to the property underlying a mortgage was the proximate cause of the default and adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. Accordingly, when establishing our loss reserves as of December 31, 2024, we applied a lower estimated claim rate to new default notices received in the fourth quarter of 2024 from the affected areas than the claim rate we apply to other notices in our default inventory.
During 2025 and through the second quarter of 2026, we observed a decline in the number of defaults associated with hurricanes Helene and Milton. In the second quarter of 2026, we began reserving for the remaining hurricane-related defaults consistently with the standard methodology used for our default inventory, which did not have a significant impact on our provision for losses and loss adjustment expenses in the three and six months ended June 30, 2026 or the reserve balance at June 30, 2026.
As more fully described in Note 4 to our condensed consolidated financial statements, at June 30, 2026, we had approximately $1.0 billion of excess of loss reinsurance covering NIW from January 1, 2019 through August 31, 2019 and August 1, 2020 through December 31, 2025 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2026. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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
 Our most significant expense is compensation and benefits for our employees, which represented 41% and 45% of other underwriting and operating expenses for the three and six months ended June 30, 2026, compared to 49% and 53% for the three and six months ended June 30, 2025. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and six months ended June 30, 2026 and 2025 for our mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
IIF, beginning of period	$247,909,417	$244,692,492	$248,356,397	$243,645,423
NIW - Flow	14,144,104	12,544,731	25,220,294	22,490,067
Cancellations	(12,333,287)	(10,439,604)	(23,856,457)	(19,337,871)
IIF, end of period	$249,720,234	$246,797,619	$249,720,234	$246,797,619
Average IIF during the period	$248,468,781	$245,747,813	$248,188,468	$244,902,942
RIF, end of period	$56,435,078	$56,811,096	$56,435,078	$56,811,096

The following is a summary of our IIF at June 30, 2026 by vintage:

($ in thousands)	$	%
2026 (through June 30)	$24,756,568	9.9%
2025	40,156,852	16.1
2024	34,628,333	13.9
2023	31,851,543	12.8
2022	42,323,563	16.9
2021	37,012,232	14.8
2020 and prior	38,991,143	15.6
	$249,720,234	100.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base average premium rate	0.40%	0.41%	0.41%	0.41%
Single premium cancellations	—	—	—	—
Gross average premium rate	0.40	0.41	0.41	0.41
Ceded premiums	(0.05)	(0.05)	(0.06)	(0.05)
Net average premium rate	0.35%	0.36%	0.35%	0.36%

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

As of June 30, 2026, the net risk in force for Essent Guaranty was $31.1 billion and its statutory capital was $3.7 billion, resulting in a risk-to-capital ratio of 8.5:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums written	$307,285	$241,488	$701,954	$479,759
(Increase) decrease in unearned premiums	(30,521)	7,321	(165,097)	14,898
Net premiums earned	276,764	248,809	536,857	494,657
Net investment income	61,612	59,289	120,867	117,499
Realized investment gains (losses), net	(111)	(129)	(258)	(310)
Income from other invested assets	19,385	4,466	29,564	11,874
Other income	5,036	6,708	11,728	12,981
Total revenues	362,686	319,143	698,758	636,701

Losses and expenses:
Provision for losses and LAE	48,961	17,055	97,177	48,342
Other underwriting and operating expenses	75,258	62,765	148,241	133,889
Interest expense	8,148	8,148	16,296	16,296
Total losses and expenses	132,367	87,968	261,714	198,527
Income before income taxes	230,319	231,175	437,044	438,174
Income tax expense	40,605	35,836	75,531	67,402
Net income	$189,714	$195,339	$361,513	$370,772

Revenues
Net Premiums Earned
Net premiums earned for the three and six months ended June 30, 2026 increased compared to the three and six months ended June 30, 2025, primarily due to property and casualty reinsurance assumed beginning January 1, 2026. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance”, Net Premiums Written and Earned under “Results of Operations: Reinsurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.

Net Investment Income
Our consolidated net investment income was derived from the following sources for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Fixed maturities	$58,220	$54,946	$112,523	$107,432
Short-term investments	5,249	6,073	11,777	13,548
Gross investment income	63,469	61,019	124,300	120,980
Investment expenses	(1,857)	(1,730)	(3,433)	(3,481)
Net investment income	$61,612	$59,289	$120,867	$117,499

The increase in net investment income for the three and six months ended June 30, 2026 as compared to the same periods in 2025 was due to an increase in the pre-tax investment income yield and an increase in the average balance of cash and available-for-sale investments. The pre-tax investment income yield on cash and available-for-sale investments increased from 3.85% for the three months ended June 30, 2025 to 3.99% for the three months ended June 30, 2026, and from 3.81% for the six months ended June 30, 2025 to 3.89% for the six months ended June 30, 2026, primarily due to a general increase in investment yields due to rising interest rates. The average cash and available-for-sale investment portfolio balance was $6.4 billion for both the three and six months ended June 30, 2026 and $6.3 billion for both the three and six months ended June 30, 2025, respectively. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended June 30, 2026 was $19.4 million as compared to $4.5 million for the three months ended June 30, 2025. Income from other invested assets for the six months ended June 30, 2026 was $29.6 million as compared to $11.9 million for the six months ended June 30, 2025. The increase in income from other invested assets for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was due to increased favorable fair value adjustments recorded.

Other Income

Other income for the three months ended June 30, 2026 was $5.0 million as compared to $6.7 million for the three months ended June 30, 2025. Other income for the six months ended June 30, 2026 was $11.7 million as compared to $13.0 million for the six months ended June 30, 2025. Other income includes revenues associated with underwriting consulting services to third-party reinsurers, title settlement services and contract underwriting services, as well as changes in the fair value of our embedded derivatives associated with certain reinsurance contracts.

Losses and Expenses
Provision for Losses
The increased provision for losses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to property and casualty reinsurance assumed beginning January 1, 2026 and an increase in the average reserve per default due to aging of defaults remaining within the mortgage insurance portfolio. See “Results of Operations: Mortgage Insurance" and “Results of Operations: Reinsurance" for more information.
Other Underwriting and Operating Expenses
The increase in underwriting and operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to an increase in operating expenses in our Reinsurance segment, partially offset by decreases in operating expenses in our Mortgage Insurance segment. For more information, see “Results of Operations: Mortgage Insurance”, “Results of Operations: Reinsurance” and “Results of Operations: Corporate & Other.”
Interest Expense

For the three month periods ended June 30, 2026 and 2025, we incurred interest expense of $8.1 million, respectively. For the six month periods ended June 30, 2026 and 2025, we incurred interest expense of $16.3 million, respectively. The average amount of borrowings outstanding were $500 million at a weighted average interest rate of 6.25% for all periods presented.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $40.6 million and $35.8 million for the three months ended June 30, 2026 and 2025, respectively and $75.5 million and $67.4 million for the six months ended June 30, 2026 and 2025, respectively. The provision for income taxes for the six months ended June 30, 2026 was calculated using an estimated annual effective tax rate of 17.3% compared to 15.4% for the six months ended June 30, 2025. The increase in our estimated annual effective tax rate is primarily related to estimated withholding taxes to be incurred on intercompany dividends by Essent US Holdings, Inc. to its parent company. For the six months ended June 30, 2026, income tax expense includes $6.4 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $1.1 million excess tax benefits associated with the vesting of common shares and common share units. For the six months ended June 30, 2025, income tax expense includes $2.7 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $0.8 million excess tax benefits associated with the vesting of common shares and common share units.

Results of Operations: Mortgage Insurance

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums earned	$215,662	$220,262	$431,325	$438,386
Net investment income	43,965	43,676	86,322	86,466
Realized investment gains (losses), net	(94)	(124)	(282)	(225)
Income from other invested assets	12,975	3,619	18,737	6,828
Other income	1,396	1,614	3,139	3,162
Total revenues	273,904	269,047	539,241	534,617

Losses and expenses:
Provision for losses and LAE	29,391	15,323	67,011	46,043
Other underwriting and operating expenses	23,819	24,625	49,884	52,759
Total losses and expenses before allocations	53,210	39,948	116,895	98,802
Corporate expense allocations	8,086	8,979	19,628	21,783
Total losses and expenses after allocations	61,296	48,927	136,523	120,585
Income before income tax expense	$212,608	$220,120	$402,718	$414,032

Loss ratio (1)	13.6%	7.0%	15.5%	10.5%
Expense ratio (2)	14.8	15.3	16.1%	17.0%
Combined ratio	28.4%	22.3%	31.6%	27.5%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

For the three months ended June 30, 2026, our Mortgage Insurance segment reported income before income tax expense of $212.6 million, compared to income before income tax expense of $220.1 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, our Mortgage Insurance segment reported income before income tax expense of $402.7 million, compared to income before income tax expense of $414.0 million for the six months ended June 30, 2025. The decrease in our operating results during the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to an increase in the provision for losses and a decrease in net premiums earned, partially offset by an increase in income from other invested assets and a decrease in other underwriting and operating expenses.

Net Premiums Written and Earned

Net premiums earned in the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025. The average net premium rate decreased to 0.35% for the three months ended June 30, 2026 compared to 0.36% for the three months ended June 30, 2025 as a result of a decrease in the base premium rate. The average net premium rate decreased to 0.35% for the six months ended June 30, 2026 compared to 0.36% for the six months ended June 30, 2025 due to an increase in ceded premiums as a result of higher ceded losses under our third party quota share arrangements. Our average IIF increased from $245.7 billion for the three months ended June 30, 2025 to $248.5 billion for the three months ended June 30, 2026 and from $244.9 billion for the six months ended June 30, 2025 to $248.2 billion for the six months ended June 30, 2026.
The following table presents the components of the change in unearned premiums within our Mortgage Insurance segment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Unearned premium recognized in earnings	7,404	9,072	15,024	19,902
Net premiums written on single premium policies	(2,390)	(2,216)	(4,294)	(4,053)
Decrease in unearned premiums	5,014	6,856	10,730	15,849

Provision for Losses and Loss Adjustment Expenses

In the three months ended June 30, 2026 we recorded a provision for losses of $29.4 million compared to a provision of $15.3 million for the three months ended June 30, 2025. In the six months ended June 30, 2026 we recorded a provision for losses of $67.0 million compared to a provision of $46.0 million for the six months ended June 30, 2025. The increase in the provision for losses in the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily the result of an increase in our average reserve per default due to aging of defaults remaining within the mortgage insurance portfolio and an increase in the average RIF per default.

The following table presents a rollforward of insured loans in default for our mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning default inventory	20,332	17,759	20,210	18,439
Plus: new defaults	9,846	8,810	20,946	18,474
Less: cures	(9,559)	(9,078)	(20,267)	(19,251)
Less: claims paid	(316)	(215)	(555)	(368)
Less: rescissions and denials, net	(25)	(21)	(56)	(39)
Ending default inventory	20,278	17,255	20,278	17,255

The following table includes additional information about our loans in default as of the dates indicated for our mortgage insurance portfolio:

	As of June 30,
	2026	2025
Case reserves (in thousands)	$438,920	$319,408
Total reserves (in thousands)	$475,011	$345,952
Ending default inventory	20,278	17,255
Average case reserve per default (in thousands)	$21.6	$18.5
Average total reserve per default (in thousands)	$23.4	$20.0
Default rate	2.53%	2.12%
Claims received included in ending default inventory	461	214

The following table provides a reconciliation of the beginning and ending mortgage insurance reserve balances for losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Reserve for losses and LAE at beginning of period	$458,901	$338,128	$429,610	$310,156
Less: Reinsurance recoverables	61,591	40,351	56,120	36,655
Net reserve for losses and LAE at beginning of period	397,310	297,777	373,490	273,501
Add provision for losses and LAE occurring in:
Current period	58,393	45,119	121,185	94,047
Prior years	(29,002)	(29,796)	(54,174)	(48,004)
Incurred losses and LAE during the current period	29,391	15,323	67,011	46,043
Deduct payments for losses and LAE occurring in:
Current period	260	315	348	366
Prior years	17,148	8,799	30,860	15,192
Loss and LAE payments during the current period	17,408	9,114	31,208	15,558
Net reserve for losses and LAE at end of period	409,293	303,986	409,293	303,986
Plus: Reinsurance recoverables	65,718	41,966	65,718	41,966
Reserve for losses and LAE at end of period	$475,011	$345,952	$475,011	$345,952

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our mortgage insurance portfolio:

	As of June 30, 2026
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	6,268	31%	$34,008	8%	$495,232	7%
Three payments	2,812	14	29,835	7	237,120	13
Four to eleven payments	7,772	38	187,370	43	684,887	27
Twelve or more payments	2,965	15	154,442	35	252,845	61
Pending claims	461	2	33,265	7	36,888	90
Total case reserves	20,278	100%	$438,920	100%	$1,706,972	26%
IBNR			32,919
LAE			3,172
Total reserves for losses and LAE			$475,011

	As of June 30, 2025
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	5,634	33%	$29,534	9%	$436,738	7%
Three payments	2,375	14	23,028	7	189,938	12
Four to eleven payments	6,644	38	134,497	42	561,051	24
Twelve or more payments	2,388	14	118,154	37	190,189	62
Pending claims	214	1	14,195	5	15,789	90
Total case reserves	17,255	100%	$319,408	100%	$1,393,705	23%
IBNR			23,956
LAE			2,588
Total reserves for losses and LAE			$345,952

During the three months ended June 30, 2026, the Mortgage Insurance provision for losses and LAE was a provision of $29.4 million, comprised of $58.4 million of current year losses partially offset by $29.0 million of favorable prior years’ loss development. During the three months ended June 30, 2025, the provision for losses and LAE was $15.3 million, comprised of $45.1 million of current year losses offset by $29.8 million of favorable prior years’ loss development.

During the six months ended June 30, 2026, the Mortgage Insurance provision for losses and LAE was a provision of $67.0 million, comprised of $121.2 million of current year losses partially offset by $54.2 million of favorable prior years’ loss development. During the six months ended June 30, 2025, the provision for losses and LAE was $46.0 million, comprised of $94.0 million of current year losses offset by $48.0 million of favorable prior years’ loss development.

In all periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our mortgage insurance portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Number of claims paid	316	215	555	368
Amount of claims paid	$17,283	$9,007	$31,208	$15,337
Claim severity	85%	67%	85%	68%

Other Underwriting and Operating Expenses

Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$14,898	63%	$15,667	64%	$31,515	63%	$34,277	65%
Premium taxes	5,996	25	5,984	24	11,988	24	11,548	22
Acquisition costs, net	(7,770)	(33)	(6,770)	(27)	(15,148)	(30)	(13,200)	(25)
Other	10,695	44	9,744	40	21,529	43	20,134	37
Total other underwriting and operating expenses	$23,819	100%	$24,625	100%	$49,884	100%	$52,759	100%

Average number of employees during the period		259		276		260		280

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased during the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to a decrease in average number of employees during the current period. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes. The first quarter of each year typically has higher compensation and benefits expense than the subsequent quarters due to payroll taxes on annual bonus payouts and vesting of nonvested stock and stock units, as well as higher stock-based compensation expense.
•Acquisition costs are net of ceding commissions earned on outward reinsurance. The change in acquisition costs during the three and six month periods ended June 30, 2026 compared to the same periods in 2025 resulted from increased ceding commission earned due to increased outward reinsurance of insurance in force under our outstanding quota share arrangements.
•Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. The increase in other expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily attributable to increases in professional fees.

Results of Operations: Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums earned	$43,639	$13,875	$72,949	$29,609
Net investment income	6,088	5,216	10,758	10,056
Other income	1,345	1,909	3,316	4,862
Total revenues	51,072	21,000	87,023	44,527

Losses and expenses:
Provision for losses and LAE	18,723	36	28,652	39
Other underwriting and operating expenses	14,631	2,386	24,556	4,843
Total losses and expenses before allocations	33,354	2,422	53,208	4,882
Corporate expense allocations	653	263	1,204	473
Total losses and expenses after allocations	34,007	2,685	54,412	5,355
Income before income tax expense	$17,065	$18,315	$32,611	$39,172

Loss ratio (1)	42.9%	0.3%	39.3%	0.1%
Expense ratio (2)	35.0	19.1	35.3	18.0
Combined ratio	77.9%	19.4%	74.6%	18.1%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.
Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
Net Premiums Written and Earned
Reinsurance net premiums earned increased during the three and six month periods ended June 30, 2026 compared to the same periods in 2025 primarily due to premiums earned on the reinsurance of certain property and casualty risks, which Essent Re began writing effective January 1, 2026. Premiums earned also include premiums from Essent Re's participation in the GSE-sponsored mortgage risk share transactions.

The following table sets forth our Reinsurance segment’s net premiums written between mortgage and non-mortgage business:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Mortgage	$13,700	17%	$13,181	98%	$26,936	11%	$30,102	99%
Non-mortgage	65,475	83	229	2	221,840	89	458	1
Total net premiums written	$79,175	100%	$13,410	100%	$248,776	100%	$30,560	100%
The following table sets forth our Reinsurance segment’s net premiums earned between mortgage and non-mortgage business:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Mortgage	$12,716	29%	$13,646	98%	$24,980	34%	$29,151	98%
Non-mortgage	30,923	71	229	2	47,969	66	458	2
Total net premiums earned	$43,639	100%	$13,875	100%	$72,949	100%	$29,609	100%
The following table presents the average mortgage reinsurance risk in force and the average premium rates for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2026	2025
Average reinsured mortgage risk in force	$2,068,050	$2,239,743
Average premium rate on mortgage risk in force	2.5%	2.4%
Other Income
The decrease in other income in Reinsurance for the three and six month periods ended June 30, 2026 compared to the same periods in 2025 was due to a decline in third party consulting service revenues.
Provision for Losses and Loss Adjustment Expenses
In the three and six months ended June 30, 2026 we recorded a provision for losses of $18.7 million and $28.7 million, respectively, compared to a provision of $36 thousand and $39 thousand for the three and six months ended June 30, 2025, respectively. The increase in provision for losses and loss adjustment expenses for the three and six month periods ended June 30, 2026 primarily relates to loss provisions recorded for property and casualty premiums earned during 2026. Property and casualty ultimate losses are estimated on premiums earned and the average loss ratios for property and casualty reinsurance are inherently higher than loss ratios on the reinsurance of GSE-sponsored mortgage risk share transactions. Reinsurance reserves as of June 30, 2026 and 2025 were $27.7 million and $88 thousand, respectively.

Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for Reinsurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$1,781	12%	$1,126	47%	$3,966	16%	$2,406	50%
Premium and other taxes	14	—	16	1	32	—	27	1
Acquisition costs, net	11,849	81	285	12	18,591	76	642	13
Other	987	7	959	40	1,967	8	1,768	37
Total other underwriting and operating expenses	$14,631	100%	$2,386	100%	$24,556	100%	$4,843	100%

Average number of employees during the period		10		8		10		8
The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased for the three and six month periods ended June 30, 2026 compared to the same periods in 2025 primarily due to an increase in headcount and incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium and other taxes within the Reinsurance segment relate to federal excise taxes paid on certain mortgage reinsurance premiums.

•The increase in acquisition costs for the three and six month periods ended June 30, 2026 compared to the same periods in 2025 is primarily due to ceding and brokerage commissions and acquisition costs incurred on property and casualty risks that Essent Re began reinsuring effective January 1, 2026.

•Other expenses increased for the three and six month periods ended June 30, 2026 compared to the same periods in 2025 as a result of increased professional fees incurred with the reinsurance of property and casualty risks beginning in the first quarter of 2026. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums earned	$17,463	$14,672	$32,583	$26,662
Net investment income	11,559	10,397	23,787	20,977
Realized investment gains (losses), net	(17)	(5)	24	(85)
Income (loss) from other invested assets	6,410	847	10,827	5,046
Other income	2,295	3,185	5,273	4,957
Total revenues	37,710	29,096	72,494	57,557

Losses and expenses:
Provision for losses and LAE	847	1,696	1,514	2,260
Other underwriting and operating expenses	36,808	35,754	73,801	76,287
Interest expense	8,148	8,148	16,296	16,296
Total losses and expenses before allocations	45,803	45,598	91,611	94,843
Corporate expense allocations	(8,739)	(9,242)	(20,832)	(22,256)
Total losses and expenses after allocations	37,064	36,356	70,779	72,587
Income (loss) before income tax expense	$646	$(7,260)	$1,715	$(15,030)

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate to premiums earned by our title insurance operations. The increase in net premiums earned is due to an increase in title insurance policies issued in the three and six month periods ended June 30, 2026 compared to the same periods in 2025.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other relates to loss provisions recorded by our title insurance operations. Title insurance reserves were $16.0 million at June 30, 2026 and $16.9 million at December 31, 2025.
Other Underwriting and Operating Expenses
     Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$13,825	38%	$13,926	39%	$31,678	43%	$33,728	44%
Premium taxes	545	1	495	1	981	1	1,823	2
Other	22,438	61	21,333	60	41,142	56	40,736	53
Total other underwriting and operating expenses	$36,808	100%	$35,754	100%	$73,801	100%	$76,287	100%

Average number of employees during the period		251		257		249		278
The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased in the six months ended June 30, 2026 compared to the same period in 2025 primarily due to decreases in the average number of employees and a decrease in stock based compensation expense. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium taxes decreased during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to $1.0 million of net expense associated with prior year premium tax returns incurred during the first quarter of 2025.
•Other expenses include title and settlement services direct costs, professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also includes premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Other expenses increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to an increase in title expenses associated with an increase in title policies issued.

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

As of June 30, 2026, we had substantial liquidity with cash of $74.3 million, short-term investments of $623.9 million and fixed maturity investments of $5.4 billion. We also had $500 million available capacity under our Revolving Credit Facility. Cash and investments available for sale at the holding companies totaled $1.1 billion at June 30, 2026. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at June 30, 2026.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At June 30, 2026, Essent Guaranty had unassigned surplus of approximately $301.9 million. As of June 30, 2026, Essent Guaranty could pay additional ordinary dividends in 2026 of $301.9 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100.0 million. As of June 30, 2026, Essent Re had total equity of $1.6 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. As of June 30, 2026, Essent Re could pay additional dividends in 2026 of $223.8 million without prior approval from the BMA.
At June 30, 2026, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$389,134	$411,104
Net cash used in investing activities	(10,999)	(48,576)
Net cash used in financing activities	(426,851)	(401,892)
Net decrease in cash	$(48,716)	$(39,364)

Operating Activities

Cash flows provided by operating activities totaled $389.1 million for the six months ended June 30, 2026, as compared to $411.1 million for the six months ended June 30, 2025. The decrease in cash flows provided by operating activities was due to the timing of certain premium collections and an increase in claims paid, partially offset by a decrease in prepaid federal income taxes during the six months ended June 30, 2026 compared to the same period in 2025.

Investing Activities

Cash flows used in investing activities totaled $11.0 million for the six months ended June 30, 2026 compared to $48.6 million for the six months ended June 30, 2025. The decrease in cash flows used in investing activities in the six months ended June 30, 2026 compared to six months ended June 30, 2025 was largely due to net cash inflows from available-for-sale and short-term investments, partially offset by a decrease in purchases of other invested assets.

Financing Activities

Cash flow used in financing activities totaled $426.9 million and $401.9 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows used in financing activities relates to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the six months ended June 30, 2026 and 2025, no capital contributions were made to our U.S. mortgage insurance subsidiary and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $115 million and $130 million, respectively. During the six months ended June 30, 2026, and 2025, no capital contributions were made to Essent Title Insurance.

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of June 30, 2026:

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

Our risk-to-capital calculation for Essent Guaranty was as follows:

Statutory capital: ($ in thousands)	As of June 30, 2026
Policyholders’ surplus	$1,007,192
Contingency reserves	2,671,010
Statutory capital	$3,678,202
Net risk in force	$31,118,806
Risk-to-capital ratio	8.5:1

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
During the six months ended June 30, 2026 and 2025, Essent Re paid $200 million and $220 million in dividends to Essent Group, respectively. Essent Group made no capital contributions to Essent Re during the six months ended June 30, 2026 and 2025. As of June 30, 2026, Essent Re had total stockholders’ equity of $1.6 billion.
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

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of June 30, 2026, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of June 30, 2026, Essent Guaranty's Available Assets were $3.6 billion or 172% of its Minimum Required Assets of $2.1 billion based on our interpretation of the PMIERs.
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

Financial Condition

Stockholders’ Equity

As of June 30, 2026, stockholders’ equity was $5.7 billion, compared to $5.8 billion as of December 31, 2025. Stockholders' equity decreased primarily due the repurchase of common shares under our share repurchase plan, an increase in accumulated other comprehensive loss related to an increase in our net unrealized investment losses, and dividends paid partially offset by net income generated in 2026.

Investments

As of June 30, 2026 and December 31, 2025, investments totaled $6.5 billion and $6.5 billion, respectively. In addition, our total cash was $74.3 million as of June 30, 2026, compared to $123.0 million as of December 31, 2025.

Investments Available for Sale by Asset Class

Asset Class	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$274,488	4.5%	$369,712	6.1%
U.S. agency mortgage-backed securities	1,103,830	18.3	1,174,895	19.2
Municipal debt securities(1)	603,771	10.0	610,411	10.0
Non-U.S. government securities	49,271	0.8	56,024	0.9
Corporate debt securities(2)	1,967,084	32.6	1,980,080	32.5
Residential and commercial mortgage securities	462,142	7.7	464,105	7.6
Asset-backed securities	954,223	15.8	800,366	13.1
Money market funds	623,886	10.3	648,492	10.6
Total Investments Available for Sale	$6,038,695	100.0%	$6,104,085	100.0%

	June 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2026	2025
Special revenue bonds	81.5%	81.2%
General obligation bonds	18.5	18.8
Total	100.0%	100.0%

	June 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2026	2025
Financial	39.9%	40.9%
Consumer, non-cyclical	18.8	18.1
Industrial	8.6	9.0
Utilities	8.3	7.9
Consumer, cyclical	6.4	6.0
Technology	6.1	6.1
Energy	4.9	4.7
Communications	4.4	4.7
Basic Materials	2.6	2.6
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$905,610	16.7%	$846,230	15.5%
Aa1	1,636,582	30.2	1,799,508	32.9
Aa2	347,853	6.4	300,026	5.5
Aa3	324,831	6.0	319,848	5.9
A1	510,764	9.5	545,918	10.0
A2	530,561	9.8	511,146	9.4
A3	481,679	8.9	494,434	9.1
Baa1	254,449	4.7	244,424	4.5
Baa2	214,466	4.0	208,247	3.8
Baa3	140,522	2.6	122,596	2.2
Below Baa3	67,492	1.2	63,216	1.2
Total (2)	$5,414,809	100.0%	$5,455,593	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $623,886 and $648,492 of money market funds at June 30, 2026 and December 31, 2025, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,619,802	26.8%	$1,549,327	25.4%
1 to < 2 Years	465,830	7.7	527,914	8.6
2 to < 3 Years	483,881	8.0	532,211	8.7
3 to < 4 Years	664,408	11.0	571,255	9.4
4 to < 5 Years	499,657	8.3	536,135	8.8
5 or more Years	2,305,117	38.2	2,387,243	39.1
Total Investments Available for Sale	$6,038,695	100.0%	$6,104,085	100.0%

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of June 30, 2026, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.1 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At June 30, 2026, the effective duration of our investments available for sale was 3.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.8% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2026:

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2026	941,871	$61.37	934,427
May 1 - May 31, 2026	992,562	$60.82	992,562
June 1 - June 30, 2026	1,305,613	$56.40	1,305,613
Total	3,240,046		3,232,602	$223,279

(1)During the three months ended June 30, 2026, the Company repurchased 3,232,602 common shares at a total cost of $191.4 million. The remaining $223.3 million in the table represents the amount available to repurchase shares under the November 2025 share repurchase authorization as of June 30, 2026.

Item 5. Other Information

Executive Trading Plans

On June 15, 2026, Roy Kasmar, a member of the Company’s board of directors, entered into a 10b5-1 sales plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of up to an aggregate of 2,337 shares of the Company’s common stock beneficially owned by Mr. Kasmar during the term of the Plan and will be in effect until the earlier of (1) June 15, 2027, and (2) the date on which an aggregate of 2,337 shares of the Company’s common shares have been sold under the Plan.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: August 7, 2026	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 7, 2026	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)