Form 10-Q
period 2026-09-30
Essent Group Ltd.
filed 2026-11-06
CIK 1448893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of October 31, 2026 was 87,971,999.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2026	2025
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost: 2026 — $5,789,623; 2025 — $5,631,201)	$5,367,841	$5,455,593
Short-term investments available for sale, at fair value (amortized cost: 2026 — $504,150; 2025 — $648,492)	504,142	648,492
Total investments available for sale	5,871,983	6,104,085
Other invested assets	451,948	382,513
Total investments	6,323,931	6,486,598
Cash	160,670	123,049
Accrued investment income	46,662	47,371
Accounts receivable	186,991	51,267
Deferred policy acquisition costs	74,010	9,547
Property, equipment and software (at cost, less accumulated depreciation of $74,678 in 2026 and $71,466 in 2025)	46,556	49,189
Prepaid federal income tax	488,825	513,425
Goodwill and acquired intangible assets, net	77,101	78,153
Other assets	153,463	82,404
Total assets	$7,558,209	$7,441,003

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and LAE	$585,478	$446,822
Unearned premium reserve	269,029	91,730
Net deferred tax liability	422,475	465,351
Senior Notes due 2029, net	496,308	495,301
Other liabilities	229,854	185,072
Total liabilities	2,003,144	1,684,276
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Common shares, $0.015 par value:
Authorized - 233,333; issued and outstanding - 88,769 shares in 2026 and 95,456 shares in 2025	1,332	1,432
Additional paid-in capital	227,604	649,895
Accumulated other comprehensive loss	(359,645)	(151,985)
Retained earnings	5,685,774	5,257,385
Total stockholders’ equity	5,555,065	5,756,727
Total liabilities and stockholders’ equity	$7,558,209	$7,441,003

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Net premiums written	$302,874	$241,828	$1,004,828	$721,587
(Increase) decrease in unearned premiums	(12,202)	4,504	(177,299)	19,402
Net premiums earned	290,672	246,332	827,529	740,989
Net investment income	62,952	59,795	183,819	177,294
Realized investment gains (losses), net	(1,626)	(425)	(1,884)	(735)
Income from other invested assets	10,724	1,770	40,288	13,644
Other income	11,461	4,358	23,189	17,339
Total revenues	374,183	311,830	1,072,941	948,531

Losses and expenses:
Provision for losses and LAE	83,489	44,922	180,666	93,264
Other underwriting and operating expenses	83,490	59,498	231,731	193,387
Interest expense	8,162	8,251	24,458	24,547
Total losses and expenses	175,141	112,671	436,855	311,198

Income before income taxes	199,042	199,159	636,086	637,333
Income tax expense	35,666	34,944	111,197	102,346
Net income	$163,376	$164,215	$524,889	$534,987

Earnings per share:
Basic	$1.84	$1.69	$5.76	$5.35
Diluted	1.82	1.67	5.71	5.29

Weighted average shares outstanding:
Basic	88,964	97,400	91,156	100,086
Diluted	89,774	98,519	91,894	101,155

Net income	$163,376	$164,215	$524,889	$534,987

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments, net of tax (benefit) expense of ($31,344) and $9,000 in the three months ended September 30, 2026 and 2025, and ($38,522) and $22,365 in the nine months ended September 30, 2026 and 2025, respectively.	(168,983)	50,241	(207,660)	138,559
Total other comprehensive income (loss)	(168,983)	50,241	(207,660)	138,559
Comprehensive income (loss)	$(5,607)	$214,456	$317,229	$673,546

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Common Shares
Balance, beginning of period	$1,348	$1,493	$1,432	$1,575
Issuance of management incentive shares	—	—	7	8
Forfeiture of management incentive shares	—	—	—	(1)
Cancellation of treasury stock	(16)	(31)	(107)	(120)
Balance, end of period	1,332	1,462	1,332	1,462
Additional Paid-In Capital
Balance, beginning of period	298,724	888,337	649,895	1,214,956
Dividends and dividend equivalents declared	445	468	1,166	1,137
Issuance of management incentive shares	—	—	(7)	(8)
Forfeiture of management incentive shares	—	—	—	1
Stock-based compensation expense	2,881	3,862	13,570	16,804
Cancellation of treasury stock	(74,446)	(122,106)	(437,020)	(462,329)
Balance, end of period	227,604	770,561	227,604	770,561
Accumulated Other Comprehensive Loss
Balance, beginning of period	(190,662)	(215,666)	(151,985)	(303,984)
Other comprehensive income (loss)	(168,983)	50,241	(207,660)	138,559
Balance, end of period	(359,645)	(165,425)	(359,645)	(165,425)
Retained Earnings
Balance, beginning of period	5,553,991	4,998,684	5,257,385	4,691,111
Net income	163,376	164,215	524,889	534,987
Dividends and dividend equivalents declared	(31,593)	(30,523)	(96,500)	(93,722)
Balance, end of period	5,685,774	5,132,376	5,685,774	5,132,376
Treasury Stock
Balance, beginning of period	—	—	—	—
Treasury stock acquired	(74,462)	(122,137)	(437,127)	(462,449)
Cancellation of treasury stock	74,462	122,137	437,127	462,449
Balance, end of period	—	—	—	—
Total Stockholders' Equity	$5,555,065	$5,738,974	$5,555,065	$5,738,974

See accompanying notes to condensed consolidated financial statements.

Essent Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Operating Activities
Net income	$524,889	$534,987
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	1,884	735
Income from other invested assets	(40,288)	(13,644)
Distribution of income from other invested assets	14,050	8,500
Depreciation and amortization	4,264	3,979
Loss on disposal of property and equipment	—	66
Stock-based compensation expense	13,570	16,804
Amortization of premium on investment securities	9,060	10,511
Deferred income tax provision	(4,171)	23,394
Change in:
Accrued investment income	709	728
Accounts receivable	(135,653)	1,922
Deferred policy acquisition costs	(64,463)	462
Prepaid federal income tax	24,600	(856)
Other assets	(69,329)	(2,574)
Reserve for losses and LAE	138,656	68,272
Unearned premium reserve	177,299	(19,402)
Other accrued liabilities	33,070	(6,923)
Net cash provided by operating activities	628,147	626,961

Investing Activities
Net change in short-term investments	144,342	123,947
Purchase of investments available for sale	(954,622)	(810,914)
Proceeds from maturity and paydowns of investments available for sale	720,903	630,876
Proceeds from sales of investments available for sale	77,458	10,397
Purchase of other invested assets	(49,328)	(63,685)
Return of investment from other invested assets	6,130	2,657
Purchase of property and equipment and capitalization of internal-use software	(2,948)	(6,224)
Net cash used in investing activities	(58,065)	(112,946)

Financing Activities
Treasury stock acquired	(437,127)	(461,499)
Dividends paid	(95,334)	(92,585)
Net cash used in financing activities	(532,461)	(554,084)

Net increase (decrease) in cash	37,621	(40,069)
Cash at beginning of year	123,049	131,480
Cash at end of period	$160,670	$91,411

Supplemental Disclosure of Cash Flow Information
Income tax payments	$(82,309)	$(90,531)
Interest payments	(31,250)	(31,250)

Noncash Transactions
Excise taxes payable for share repurchases	$—	$950
Property, equipment, and capitalized internal-use software costs included in other liabilities	—	3,678
Lease liabilities arising from obtaining right-of-use assets	460	4,818

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
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto, including Note 1 and Note 2 to the consolidated financial statements,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

included in our Annual Report on Form 10-K for the year ended December 31, 2025, which discloses the principles of consolidation and a summary of significant accounting policies. The results of operations for the interim periods are not necessarily indicative of the results for the full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2026 prior to the issuance of these condensed consolidated financial statements.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Investments

Investments available for sale consist of the following:

September 30, 2026 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$329,228	$—	$(11,384)	$317,844
U.S. agency mortgage-backed securities	1,263,239	38	(138,112)	1,125,165
Municipal debt securities(1)	630,376	37	(67,063)	563,350
Non-U.S. government securities	53,425	—	(11,256)	42,169
Corporate debt securities (2)	2,076,515	32	(143,017)	1,933,530
Residential and commercial mortgage securities	487,182	339	(30,036)	457,485
Asset-backed securities	949,658	611	(21,971)	928,298
Money market funds	504,150	—	(8)	504,142
Total investments available for sale	$6,293,773	$1,057	$(422,847)	$5,871,983

December 31, 2025 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$373,567	$2,121	$(5,976)	$369,712
U.S. agency mortgage-backed securities	1,243,823	7,822	(76,750)	1,174,895
Municipal debt securities (1)	641,153	5,483	(36,225)	610,411
Non-U.S. government securities	64,470	—	(8,446)	56,024
Corporate debt securities (2)	2,017,246	17,381	(54,547)	1,980,080
Residential and commercial mortgage securities	486,441	1,046	(23,382)	464,105
Asset-backed securities	804,501	3,832	(7,967)	800,366
Money market funds	648,492	—	—	648,492
Total investments available for sale	$6,279,693	$37,685	$(213,293)	$6,104,085

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2026	2025
Special revenue bonds	81.7%	81.2%
General obligation bonds	18.3	18.8
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2026	2025
Financial	40.2%	40.9%
Consumer, non-cyclical	18.6	18.1
Industrial	10.0	9.0
Utilities	8.7	7.9
Consumer, cyclical	4.8	6.0
Technology	5.9	6.1
Energy	4.7	4.7
Communications	4.4	4.7
Basic Materials	2.7	2.6
Total	100.0%	100.0%

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of investments available for sale at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities, residential and commercial mortgage securities and asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury securities:
Due in 1 year	$49,900	$49,746
Due after 1 but within 5 years	241,366	234,478
Due after 5 but within 10 years	23,411	22,084
Due after 10 years	14,551	11,536
Subtotal	329,228	317,844
Municipal debt securities:
Due in 1 year	15,829	15,727
Due after 1 but within 5 years	95,418	90,373
Due after 5 but within 10 years	146,974	133,313
Due after 10 years	372,155	323,937
Subtotal	630,376	563,350
Non-U.S. government securities:
Due in 1 year	10,132	10,038
Due after 1 but within 5 years	4,301	3,998
Due after 5 but within 10 years	9,595	7,988
Due after 10 years	29,397	20,145
Subtotal	53,425	42,169
Corporate debt securities:
Due in 1 year	147,131	146,248
Due after 1 but within 5 years	633,953	599,524
Due after 5 but within 10 years	1,102,119	1,033,941
Due after 10 years	193,312	153,817
Subtotal	2,076,515	1,933,530
U.S. agency mortgage-backed securities	1,263,239	1,125,165
Residential and commercial mortgage securities	487,182	457,485
Asset-backed securities	949,658	928,298
Money market funds	504,150	504,142
Total investments available for sale	$6,293,773	$5,871,983

The components of realized investment (losses) gains, net on the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Realized gross gains	$3	$40	$677	$59
Realized gross losses	(199)	(425)	(1,131)	(754)
Impairments and changes in expected credit losses	(1,430)	(40)	(1,430)	(40)

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses for which no allowance for credit loss has been recorded were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2026 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$250,695	$(4,748)	$67,149	$(6,636)	$317,844	$(11,384)
U.S. agency mortgage-backed securities	651,356	(32,901)	469,704	(105,211)	1,121,060	(138,112)
Municipal debt securities	290,809	(15,617)	259,984	(51,446)	550,793	(67,063)
Non-U.S. government securities	—	—	42,169	(11,256)	42,169	(11,256)
Corporate debt securities	1,346,480	(64,970)	553,944	(78,047)	1,900,424	(143,017)
Residential and commercial mortgage securities	135,269	(5,104)	302,704	(24,932)	437,973	(30,036)
Asset-backed securities	575,498	(10,052)	112,782	(11,919)	688,280	(21,971)
Money market funds	38,132	(8)	—	—	38,132	(8)
Total	$3,288,239	$(133,400)	$1,808,436	$(289,447)	$5,096,675	$(422,847)

	Less than 12 months		12 months or more		Total
December 31, 2025 (In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,048	$(8)	$179,121	$(5,968)	$180,169	$(5,976)
U.S. agency mortgage-backed securities	45,415	(90)	638,729	(76,660)	684,144	(76,750)
Municipal debt securities	74,928	(1,015)	314,515	(35,210)	389,443	(36,225)
Non-U.S. government securities	—	—	56,024	(8,446)	56,024	(8,446)
Corporate debt securities	196,571	(1,106)	706,561	(53,441)	903,132	(54,547)
Residential and commercial mortgage securities	36,552	(240)	364,271	(23,142)	400,823	(23,382)
Asset-backed securities	103,989	(871)	150,158	(7,096)	254,147	(7,967)
Total	$458,503	$(3,330)	$2,409,379	$(209,963)	$2,867,882	$(213,293)

At September 30, 2026 and December 31, 2025, we held 2,837 and 1,763 individual investment securities, respectively, that were in an unrealized loss position. We assess our intent to sell these securities and whether we will be required to sell these securities before the recovery of their amortized cost basis when determining whether to record an impairment on the securities in an unrealized loss position. In assessing whether the decline in the fair value at September 30, 2026 of any of these securities resulted from a credit loss or other factors, we made inquiries of our investment managers to determine that each issuer was current on its scheduled interest and principal payments. We reviewed the credit rating of these securities noting that approximately 99% of the securities at September 30, 2026 had investment-grade ratings. We concluded that gross unrealized losses noted above were primarily associated with the changes in interest rates subsequent to purchase rather than due to credit impairment. We recorded a $1.4 million credit allowance during the three and nine months ended September 30, 2026 on certain securities within our available-for-sale portfolio. There was $40 thousand of impairments recorded in the three and nine months ended September 30, 2025 due to our intent to sell securities in an unrealized loss position.

The Company's other invested assets at September 30, 2026 and December 31, 2025 totaled $451.9 million and $382.5 million, respectively. Other invested assets are principally comprised of limited partnership interests which are generally accounted for under the equity method or fair value using net asset value (or its equivalent) as a practical expedient. Our proportionate share of earnings or losses or changes in fair value are reported in income from other invested assets on the condensed consolidated statements of comprehensive income. For entities accounted for under the equity method that follow industry-specific guidance for investment companies, our proportionate share of earnings or losses includes changes in the fair value of the underlying assets of these entities. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other invested assets that are accounted for at fair value using the net asset value (or its equivalent) as a practical expedient totaled $215.8 million as of September 30, 2026 and $180.0 million as of December 31, 2025. The majority of these investments were in limited partnerships invested primarily in real estate and technology. At September 30, 2026, maximum future funding commitments were $113.6 million. For limited partnership investments that have a contractual expiration date, we expect the liquidation of the underlying assets to occur within the next one to nine years. For certain of these investments, the Company does not have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. In addition, the Company generally does not have the ability to sell or transfer these investments without consent from the general partner of individual limited partnerships.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements was $9.0 million at September 30, 2026 and $8.7 million at December 31, 2025. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the investments on deposit in these trusts was $1.0 billion at both September 30, 2026 and December 31, 2025. Essent Guaranty is also required to maintain assets on deposit for the benefit of the sponsor of a fixed income investment commitment. The fair value of the assets on deposit was $5.3 million at September 30, 2026 and $5.2 million at December 31, 2025.

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Fixed maturities	$59,293	$54,940	$171,816	$162,372
Short-term investments	5,574	6,540	17,351	20,088
Gross investment income	64,867	61,480	189,167	182,460
Investment expenses	(1,915)	(1,685)	(5,348)	(5,166)
Net investment income	$62,952	$59,795	$183,819	$177,294

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

Premiums written and earned is comprised of the following for the periods presented:

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net premiums written:
Direct	$279,916	$280,796	$831,706	$828,062
Assumed	62,513	—	284,353	—
Ceded (1)	(39,555)	(38,968)	(111,231)	(106,475)
Net premiums written	$302,874	$241,828	$1,004,828	$721,587

Net premiums earned:
Direct	$283,013	$285,300	$843,577	$847,464
Assumed	47,214	—	95,183	—
Ceded (1)	(39,555)	(38,968)	(111,231)	(106,475)
Net premiums earned	$290,672	$246,332	$827,529	$740,989

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

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of September 30, 2026:

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
Total risk in force (RIF) ceded under the QSR agreements was $11.4 billion as of September 30, 2026. During the fourth quarter of 2025, Essent also entered into a forward quota share transaction covering 20% of the risk of all eligible policies written by Essent Guaranty, Inc. in calendar year 2027.

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Essent Guaranty has also entered into outward reinsurance agreements with panels of reinsurers that provide excess of loss coverage on new insurance written from January 1, 2019 through August 31, 2019 and from October 1, 2021 through December 31, 2026. For the reinsurance coverage periods, Essent Guaranty and its affiliates retain the first layer of the respective aggregate losses, and the reinsurance panels will then provide second layer coverage up to the outstanding reinsurance coverage amounts. Essent Guaranty and its affiliates retain losses in excess of the outstanding reinsurance coverage amounts. Essent Guaranty has rights to terminate these reinsurance agreements.

The following table summarizes Essent Guaranty's excess of loss coverages and retentions provided by insurance linked notes as of September 30, 2026:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
Radnor Re 2021-2	Apr. 2021 - Sep. 2021	$20,877,708	$5,977,329	$148,357	$266,363	November 25, 2027
Radnor Re 2022-1	Oct. 2021 - Jul. 2022	21,630,695	6,069,846	103,940	281,216	September 25, 2028
Radnor Re 2023-1	Aug. 2022 - Jun. 2023	22,010,726	6,079,835	171,531	258,439	July 25, 2028
Radnor Re 2024-1	Jul. 2023 - Jul. 2024	21,023,421	5,835,276	179,151	248,378	September 25, 2029
Total		$85,542,550	$23,962,286	$602,979	$1,054,396

The following table summarizes Essent Guaranty's excess of loss reinsurance coverages and retentions provided by panels of reinsurers as of September 30, 2026:

(In thousands)

Deal Name	Vintage	Remaining Insurance in Force	Remaining Risk in Force	Remaining Reinsurance in Force	Remaining First Layer Retention	Optional Termination Date
XOL 2020-1	Jan. 2019 - Aug. 2019	$3,931,249	$1,049,217	$29,152	$209,436	January 25, 2027
XOL 2022-1	Oct. 2021 - Dec. 2022	49,283,081	13,714,841	125,560	446,220	January 1, 2030
XOL 2023-1	Jan. 2023 - Dec. 2023	27,740,342	7,730,197	29,762	343,895	January 1, 2029
XOL 2024-1	Jan. 2024 - Dec. 2024	31,121,953	8,588,331	58,005	324,933	January 1, 2030
XOL 2025-1	Jan. 2025 - Dec. 2025	39,061,433	10,378,090	80,821	342,687	January 1, 2031
XOL 2026-1	Jan. 2026 - Dec. 2026	35,992,643	9,683,655	67,786	292,776	January 1, 2032
Total		$187,130,701	$51,144,331	$391,086	$1,959,947

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

The following table presents total assets of each Radnor Re special purpose insurer as well as our maximum exposure to loss associated with each Radnor Re entity, representing the fair value of the embedded derivatives, using observable inputs in active markets (Level 2), included in other accrued liabilities on our condensed consolidated balance sheet and the estimated net present value of investment earnings on the assets in the reinsurance trusts, each as of September 30, 2026:

		Maximum Exposure to Loss
(In thousands)	Total VIE Assets	On - Balance Sheet	Off - Balance Sheet	Total
Radnor Re 2021-2 Ltd.	$148,357	$(6,563)	$14	$(6,549)
Radnor Re 2022-1 Ltd.	103,940	(568)	23	(545)
Radnor Re 2023-1 Ltd.	171,531	(82)	14	(68)
Radnor Re 2024-1 Ltd.	179,151	(156)	13	(143)
Total	$602,979	$(7,369)	$64	$(7,305)

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

Note 5. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30:

(In thousands)	2026	2025
Reserve for losses and LAE at beginning of period	$446,822	$328,866
Less: Reinsurance recoverables	56,219	36,754
Net reserve for losses and LAE at beginning of period	390,603	292,112
Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	264,679	159,447
Prior years	(84,013)	(66,183)
Net incurred losses and LAE during the current period	180,666	93,264
Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	1,282	918
Prior years	55,818	35,376
Net loss and LAE payments during the current period	57,100	36,294
Net reserve for losses and LAE at end of period	514,169	349,082
Plus: Reinsurance recoverables, net of unpaid claims	71,309	48,056
Reserve for losses and LAE at end of period	$585,478	$397,138

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2026, $55.8 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been $84.0 million of favorable prior year development during the nine months ended September 30, 2026. Net reserves remaining as of September 30, 2026 for prior years are $250.8 million as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2025, $35.4 million was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was $66.2 million of favorable prior year development during the nine months ended September 30, 2025. Net reserves remaining as of September 30, 2025 for prior years were $190.6 million as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
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
During 2025 and through the second quarter of 2026, we observed a decline in the number of defaults associated with hurricanes Helene and Milton. In the second quarter of 2026, we began reserving for the remaining hurricane-related defaults consistently with the standard methodology used for our default inventory, which did not have a significant impact on our provision for losses and loss adjustment expenses in the nine months ended September 30, 2026 or the reserve balance at September 30, 2026.
Mortgage interest rates remain elevated, with the average 30-year mortgage interest rate closing above 7.30% at September 30, 2026, which has reduced home sale activity and may affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated mortgage interest rates on home sale activity, housing inventory and home prices.
Note 6. Debt Obligations

Essent Group has $500 million of 6.25% publicly issued senior notes (the “Senior Notes") that mature on July 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears on January 1 and July 1 of each year. The Senior Notes are presented on the consolidated balance sheets net of an unamortized issuance discount of $1.0 million and $1.3 million and deferred issuance costs of $2.7 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively.

The Company has a revolving credit facility of up to $500 million of senior unsecured revolving loans (the “Revolving Credit Facility”) that mature on July 1, 2029. There were no borrowings on the Revolving Credit Facility in the three and nine months ended September 30, 2026 or in the year ended December 31, 2025. A commitment fee is due quarterly on the average daily amount of the undrawn revolving commitment. The annual commitment fee rate as of September 30, 2026 was 0.175%. The Revolving Credit Facility also provides for an aggregate principal amount of up to $250 million in uncommitted incremental revolving credit facilities that may be exercised at the Company’s option, so long as the Company receives sufficient commitments from the bank lenders. The Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and Essent Guaranty's compliance with the PMIERs. The Company was in compliance with all financial covenants as of September 30, 2026.

Note 7. Commitments and Contingencies

Obligations under Guarantees

Under the terms of CUW Solutions' contract underwriting agreements with lenders and subject to contractual limitations on liability, we agree to indemnify certain lenders against losses incurred in the event that we make an error in determining whether loans processed meet specified underwriting criteria, to the extent that such error materially restricts or

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

impairs the salability of such loan, results in a material reduction in the value of such loan or results in the lender repurchasing the loan. The indemnification may be in the form of monetary or other remedies. There were no payments related to these indemnifications in the nine months ended September 30, 2026 and less than $0.1 million in the nine months ended September 30, 2025. As of September 30, 2026, management believes any potential claims for indemnification related to contract underwriting services through September 30, 2026 are not material to our consolidated financial position or results of operations.

In addition to the indemnifications discussed above, in the normal course of business, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell services, finance our business and business transactions, lease real property and license intellectual property. The agreements we enter into in the normal course of business generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third-party intellectual property rights or claims that performance of the agreement constitutes a violation of law. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. As of September 30, 2026, contingencies triggering material indemnification obligations or payments have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements and relationships described above are believed to be low risk and pervasive, and we consider them to have a remote risk of loss or payment. We have not recorded any provisions on the condensed consolidated balance sheets related to indemnifications.

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

Dividends

The following table presents the amounts declared and paid per common share each quarter:

Quarter Ended	2026	2025
March 31	$0.35	$0.31
June 30	0.35	0.31
September 30	0.35	0.31
December 31	—	0.31
Total dividends per common share declared and paid	$1.05	$1.24

In November 2026, the Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on December 10, 2026 to shareholders of record on December 1, 2026.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Share Repurchase Plan
In February 2025, the Board of Directors approved a share repurchase plan that authorized the Company to repurchase $500 million of common shares in the open market through December 31, 2026. In November 2025, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2027. From January 1, 2026 through September 30, 2026 the Company purchased 6,934,647 common shares at a cost of $422.8 million. The shares repurchased were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2026. In November 2026, the Board of Directors approved a share repurchase plan that authorizes the Company to repurchase an additional $500 million of common shares in the open market through December 31, 2028.

Note 9. Stock-Based Compensation

In 2013, Essent Group's Board of Directors adopted, and Essent Group's shareholders approved, the Essent Group Ltd. 2013 Long-Term Incentive Plan (the "2013 Plan"), which was effective upon completion of the initial public offering. The 2013 Plan was most recently amended effective upon shareholder approval in May 2023 to increase the number of shares available for issuance under the 2013 Plan by 2 million shares. The types of awards available under the 2013 Plan include nonvested shares, nonvested share units, non-qualified share options, incentive stock options, share appreciation rights, and other share-based or cash-based awards. Nonvested shares and nonvested share units granted under the 2013 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs are subject to the same vesting and other terms and conditions as the corresponding nonvested shares and nonvested share units. DEUs vest when the underlying shares or share units vest and are forfeited if the underlying share or share units forfeit prior to vesting. The maximum number of shares and share units available for issuance is 7.5 million under the 2013 Plan, as amended. As of September 30, 2026, there were 2.6 million common shares available for future grant under the 2013 Plan.

The following table summarizes nonvested common share, nonvested common share unit and DEU activity for the nine months ended September 30, 2026:

	2026
	Time and Performance- Based Share Awards		Time-Based Share Awards		Time and Performance-Based Share Units		Time-Based Share Units		DEUs
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Number of Share Units	Weighted Average Grant Date Fair Value	Dividend Equivalent Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	780	$18.66	113	$53.07	103	$20.92	544	$49.96	66	$56.59
Granted	206	24.25	—	—	53	24.25	197	64.93	23	61.26
Vested	(289)	12.66	(60)	50.49	(18)	12.66	(232)	46.63	(35)	54.84
Forfeited	(10)	12.66	—	—	(8)	22.14	(69)	52.03	(4)	56.61
Outstanding at end of period	687	$22.96	53	$56.03	130	$23.36	440	$58.10	50	$59.88

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

The total fair value on the vesting date of nonvested shares, share units or DEUs that vested was $39.0 million and $33.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $18.8 million of total unrecognized compensation expense related to nonvested shares or share units outstanding at September 30, 2026 and we expect to recognize the expense over a weighted average period of 2.1 years.

Employees have the option to tender shares to Essent Group to pay the minimum employee statutory withholding taxes associated with shares upon vesting. Common shares tendered by employees to pay employee withholding taxes totaled 233,126 in the nine months ended September 30, 2026. The tendered shares were recorded at cost and included in treasury stock. All treasury stock has been cancelled as of September 30, 2026.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares and share units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Compensation expense	$2,881	$3,862	$13,570	$16,804
Income tax benefit	496	734	2,537	3,303

Note 10. Dividends Restrictions

Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations as prescribed by jurisdictions in which they are authorized to operate. Under the insurance laws of the Commonwealth of Pennsylvania, an insurance company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. The Pennsylvania statute also specifies that dividends and other distributions can be paid out of positive unassigned surplus without prior approval. At September 30, 2026, Essent Guaranty had unassigned surplus of approximately $323.8 million. As of September 30, 2026,

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Essent Guaranty could pay additional ordinary dividends in 2026 of $323.8 million. In the nine months ended September 30, 2026, Essent Guaranty paid dividends of $115 million to its parent, Essent US Holdings, Inc. In October 2026, Essent Guaranty paid dividends of $85 million to its parent, Essent US Holdings, Inc. In the three and nine months ended September 30, 2025, Essent Guaranty paid dividends of $85 million and $215 million, respectively, to its parent, Essent US Holdings, Inc.

Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. In connection with the quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100 million. As of September 30, 2026, Essent Re had total equity of $1.7 billion. In the nine months ended September 30, 2026, Essent Re paid dividends of $200 million to its parent, Essent Group Ltd. In the three and nine months ended September 30, 2025, Essent Re paid dividends of $120 million and $340 million, respectively, to its parent, Essent Group Ltd.

At September 30, 2026, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Note 11. Earnings per Share (EPS)

The following table reconciles the net income and the weighted average common shares outstanding used in the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$163,376	$164,215	$524,889	$534,987

Basic weighted average shares outstanding	88,964	97,400	91,156	100,086
Dilutive effect of nonvested shares	810	1,119	738	1,069
Diluted weighted average shares outstanding	89,774	98,519	91,894	101,155

Basic earnings per share	$1.84	$1.69	$5.76	$5.35
Diluted earnings per share	$1.82	$1.67	$5.71	$5.29

There were 13,351 and 5,847 antidilutive shares for the three months ended September 30, 2026 and 2025, respectively, and 37,247 and 47,223 antidilutive shares for the nine months ended September 30, 2026 and 2025, respectively.

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

	2026 Performance-Based Grants		2025 Performance-Based Grants		2024 Performance-Based Grants		2023 Performance-Based Grants
Reporting Date	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued	Percent Issuable Relative to Target	As a Percent of Shares Issued
September 30, 2026	133%	66.5%	187%	93.5%	116%	58%	(1)	(1)
September 30, 2025			200%	100%	134%	67%	197%	98.5%
(1) The 2023 performance based awards vested at 193% relative to target on March 1, 2026.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table presents the rollforward of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(221,463)	$30,801	$(190,662)	$(252,615)	$36,949	$(215,666)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(201,953)	31,695	(170,258)	58,816	(8,916)	49,900
Less: Reclassification adjustment for (gains) losses included in net income (1)	1,626	(351)	1,275	425	(84)	341
Net unrealized gains (losses) on investments	(200,327)	31,344	(168,983)	59,241	(9,000)	50,241
Other comprehensive income (loss)	(200,327)	31,344	(168,983)	59,241	(9,000)	50,241
Balance at end of period	$(421,790)	$62,145	$(359,645)	$(193,374)	$27,949	$(165,425)

	Nine Months Ended September 30,
	2026			2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(175,608)	$23,623	$(151,985)	$(354,298)	$50,314	$(303,984)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(248,066)	38,918	(209,148)	160,189	(22,220)	137,969
Less: Reclassification adjustment for (gains) losses included in net income (1)	1,884	(396)	1,488	735	(145)	590
Net unrealized gains (losses) on investments	(246,182)	38,522	(207,660)	160,924	(22,365)	138,559
Other comprehensive income (loss)	(246,182)	38,522	(207,660)	160,924	(22,365)	138,559
Balance at end of period	$(421,790)	$62,145	$(359,645)	$(193,374)	$27,949	$(165,425)

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

September 30, 2026 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$317,844	$—	$—	$317,844
U.S. agency mortgage-backed securities	—	1,125,165	—	1,125,165
Municipal debt securities	—	563,350	—	563,350
Non-U.S. government securities	—	42,169	—	42,169
Corporate debt securities	—	1,933,530	—	1,933,530
Residential and commercial mortgage securities	—	457,485	—	457,485
Asset-backed securities	—	928,298	—	928,298
Money market funds	504,142	—	—	504,142
Total assets at fair value (1) (2)	$821,986	$5,049,997	$—	$5,871,983

December 31, 2025 (In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurements
Financial Assets:
U.S. Treasury securities	$369,712	$—	$—	$369,712
U.S. agency mortgage-backed securities	—	1,174,895	—	1,174,895
Municipal debt securities	—	610,411	—	610,411
Non-U.S. government securities	—	56,024	—	56,024
Corporate debt securities	—	1,980,080	—	1,980,080
Residential and commercial mortgage securities	—	464,105	—	464,105
Asset-backed securities	—	800,366	—	800,366
Money market funds	648,492	—	—	648,492
Total assets at fair value (1) (2)	$1,018,204	$5,085,881	$—	$6,104,085

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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Not Carried at Fair Value

Our senior notes are carried at amortized cost, net of issuance costs, on our condensed consolidated balance sheets. The carrying amount and estimated fair value of our senior notes was $496.3 million and $504.5 million, respectively, as of September 30, 2026. The carrying amount and estimated fair value of our senior notes was $495.3 million and $522.6 million, respectively, as of December 31, 2025. The fair value of our senior notes is estimated based on quoted market prices.

Note 14. Statutory Accounting

Our U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP. We did not use any prescribed or permitted statutory accounting practices (individually or in the aggregate) that resulted in reported statutory surplus or capital that was significantly different from the statutory surplus or capital that would have been reported had National Association of Insurance Commissioners’ statutory accounting practices been followed. The following tables present Essent Guaranty’s statutory net income for the nine months ended September 30, 2026 and 2025 as well as statutory surplus and contingency reserve liability at September 30, 2026 and December 31, 2025:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Statutory net income	$244,439	$361,056

	September 30,	December 31,
(In thousands)	2026	2025
Statutory surplus	$1,029,134	$951,100
Contingency reserve liability	2,687,767	2,621,787

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

At September 30, 2026 and December 31, 2025, the statutory capital of Essent Guaranty, which is defined as the total of statutory surplus and contingency reserves, was in excess of the statutory capital necessary to satisfy its regulatory requirements.

Fannie Mae and Freddie Mac, at the direction of the Federal Housing Finance Agency, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements were subject to a phased-in implementation beginning with the quarter ended March 31, 2025, and became fully effective on September 30, 2026. As of September 30, 2026, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs.

Statement of Statutory Accounting Principles No. 58, Mortgage Guaranty Insurance, requires mortgage insurers to establish a special contingency reserve for statutory accounting purposes included in total liabilities equal to 50% of earned premium for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may, after regulatory approval, release from its contingency reserves an amount equal to the excess portion of such losses. During the nine months ended September 30, 2026 and 2025, Essent Guaranty increased its contingency reserve by $193.9 million and $210.1 million, respectively. During the nine months ended September 30, 2026 and 2025, Essent Guaranty released contingency reserves of $127.9 million and $107.7 million, respectively, to unassigned funds upon completion of the 120 month holding period.

Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Essent Re is required to annually prepare statutory financial statements and a statutory financial return in accordance with the financial reporting provisions of the Insurance Act, which is a basis other than GAAP. The Insurance Act also requires that Essent Re maintain minimum share capital of $1 million and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At September 30, 2026, all such requirements were met.

Essent Re's statutory capital and surplus was $1.6 billion and $1.7 billion as of September 30, 2026 and December 31, 2025. Essent Re's statutory net income was $222.5 million and $235.4 million for the nine months ended September 30, 2026 and 2025, respectively. Statutory capital and surplus as of September 30, 2026 and December 31, 2025 and statutory net income in the nine months ended September 30, 2026 and 2025 determined in accordance with statutory accounting practices were not significantly different than the amounts determined under GAAP.

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
As of September 30, 2026 and December 31, 2025, all goodwill is assigned to our title operating segment, which is included in our Corporate & Other category. Goodwill was $48.8 million at both September 30, 2026 and December 31, 2025.
In connection with the reinsurance of certain property and casualty risks, acquisition costs deferred in our Reinsurance segment were $98.6 million during the nine months ended September 30, 2026 and the amortization of those deferred acquisition costs in our Reinsurance segment was $34.8 million for the nine months ended September 30, 2026.
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

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(In thousands)	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$210,958	$64,044	$15,670	$290,672	$215,683	$16,304	$14,345	$246,332
Net investment income	46,218	5,541	11,193	62,952	44,265	5,302	10,228	59,795
Realized investment gains (losses), net	(1,611)	—	(15)	(1,626)	(427)	—	2	(425)
Income (loss) from other invested assets	5,953	—	4,771	10,724	(605)	—	2,375	1,770
Other income	7,412	2,171	1,878	11,461	800	1,591	1,967	4,358
Total revenues	268,930	71,756	33,497	374,183	259,716	23,197	28,917	311,830

Losses and expenses:
Provision for losses and LAE	51,709	31,032	748	83,489	44,170	65	687	44,922

Compensation and benefits	15,136	1,702	14,357	31,195	15,388	1,180	12,608	29,176
Premium and other taxes	5,993	12	461	6,466	6,010	8	(88)	5,930
Acquisition costs, net (3)	(7,994)	19,791	—	11,797	(7,057)	487	—	(6,570)
Other underwriting and operating expenses	10,743	949	22,340	34,032	9,735	890	20,337	30,962
Net operating expenses before allocations	23,878	22,454	37,158	83,490	24,076	2,565	32,857	59,498
Corporate expense allocations	8,017	758	(8,775)	—	7,081	502	(7,583)	—
Operating expenses after allocations	31,895	23,212	28,383	83,490	31,157	3,067	25,274	59,498
Interest expense	—	—	8,162	8,162	—	—	8,251	8,251
Income (loss) before income taxes	$185,326	$17,512	$(3,796)	$199,042	$184,389	$20,065	$(5,295)	$199,159

Loss ratio (1)	24.5%	48.5%			20.5%	0.4%
Expense ratio (2)	15.1%	36.2%			14.4%	18.8%
Combined ratio	39.6%	84.7%			34.9%	19.2%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing operating expenses after allocations by net premiums earned.
(3) Acquisition costs are net of ceding commissions earned on outward reinsurance and include ceding commissions incurred on reinsurance assumed.

Essent Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(In thousands)	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated	Mortgage Insurance	Reinsurance	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$642,283	$136,993	$48,253	$827,529	$654,069	$45,913	$41,007	$740,989
Net investment income	132,540	16,299	34,980	183,819	130,731	15,358	31,205	177,294
Realized investment gains (losses), net	(1,893)	—	9	(1,884)	(652)	—	(83)	(735)
Income from other invested assets	24,690	—	15,598	40,288	6,223	—	7,421	13,644
Other income	10,551	5,487	7,151	23,189	3,962	6,453	6,924	17,339
Total revenues	808,171	158,779	105,991	1,072,941	794,333	67,724	86,474	948,531

Losses and expenses:
Provision for losses and LAE	118,720	59,684	2,262	180,666	90,213	105	2,946	93,264

Compensation and benefits	46,651	5,668	46,035	98,354	49,665	3,586	46,336	99,587
Premium and other taxes	17,981	44	1,442	19,467	17,558	35	1,735	19,328
Acquisition costs, net (3)	(23,142)	38,382	—	15,240	(20,257)	1,129	—	(19,128)
Other underwriting and operating expenses	32,272	2,916	63,482	98,670	29,868	2,658	61,074	93,600
Net operating expenses before allocations	73,762	47,010	110,959	231,731	76,834	7,408	109,145	193,387
Corporate expense allocations	27,645	1,962	(29,607)	—	28,864	975	(29,839)	—
Operating expenses after allocations	101,407	48,972	81,352	231,731	105,698	8,383	79,306	193,387
Interest expense	—	—	24,458	24,458	—	—	24,547	24,547
Income (loss) before income taxes	$588,044	$50,123	$(2,081)	$636,086	$598,422	$59,236	$(20,325)	$637,333

Loss ratio (1)	18.5%	43.6%			13.8%	0.2%
Expense ratio (2)	15.8%	35.7%			16.2%	18.3%
Combined ratio	34.3%	79.3%			30.0%	18.5%

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 as filed with the Securities and Exchange Commission and referred to herein as the “Annual Report,” and our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we refer to as the “Quarterly Report.” In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

Overview

Essent Group Ltd. (collectively with its subsidiaries, “Essent”) serves the housing finance industry by offering private mortgage insurance and reinsurance, title insurance and settlement services to mortgage lenders, borrowers and investors to support homeownership. We have two reportable segments: Mortgage Insurance and Reinsurance.

Essent Guaranty, Inc., our wholly-owned mortgage insurance subsidiary which we refer to as "Essent Guaranty," is approved by Fannie Mae and Freddie Mac and licensed to write coverage in all 50 states and the District of Columbia. Our mortgage insurance operations generated new insurance written, or NIW, of approximately $12.1 billion and $37.3 billion for the three and nine months ended September 30, 2026, respectively, compared to approximately $12.2 billion and $34.7 billion for the three and nine months ended September 30, 2025, respectively. The financial strength ratings of Essent Guaranty are A2 with a stable outlook by Moody’s Ratings (“Moody's”), A- with a stable outlook by S&P Global Ratings (“S&P”) and A (Excellent) with a stable outlook by A.M. Best Ratings Services, Inc. ("AM Best"). On October 26, 2026, S&P affirmed the A- financial strength rating of Essent Guaranty, Inc. and raised the outlook to positive from stable.
Through our wholly-owned Bermuda-based subsidiary, Essent Reinsurance Ltd., which we refer to as "Essent Re", we reinsure U.S. mortgage risk in the GSE credit risk transfer market and also provide underwriting consulting services to third-party reinsurers. As of September 30, 2026, Essent Re provided insurance or reinsurance relating to GSE and other mortgage risk share transactions covering approximately $2.0 billion of risk. Essent Re also reinsures Essent Guaranty’s NIW under a quota share reinsurance agreement. Effective January 1, 2026, Essent Re began reinsuring certain property and casualty risks. The financial strength ratings of Essent Re are A- with a stable outlook by S&P and A (Excellent) with a stable outlook by AM Best.
We also offer title insurance products both directly and through a network of title insurance agents through Essent Title Insurance, Inc., which we refer to as "Essent Title", as well as title and settlement services. Title insurance operations are included in the Corporate & Other category.
We have a highly experienced, talented team with 523 employees as of September 30, 2026. Our holding company and reinsurance business are domiciled in Bermuda. Our U.S. mortgage insurance and title insurance operations are headquartered in Radnor, Pennsylvania.
Current Developments
Mortgage interest rates remain elevated with the average 30-year mortgage interest rate closing above 7.30% at September 30, 2026, which has reduced home buying and mortgage refinance activity resulting in lower volumes of mortgage originations, NIW and title insurance and settlement service transactions. Higher interest rates have also resulted in increases in our net investment income generated by our investment portfolio and the persistency of our mortgage insurance in force.
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
Although our annual revenue meets the CIT threshold for "in-scope" (€750M), our Bermuda companies are not "in scope" because of a statutory exception for entities having “limited international presence” or "LIP". We currently meet the criteria for the LIP exception, which is available to our Bermuda companies for a period of five years, or when the LIP criteria are no longer met, whichever is sooner. The LIP exemption criteria are subject to interpretation of existing Bermuda law, as well as any related new regulations that may be issued by the Government of Bermuda. Also, future strategic business decisions could impact qualification for the LIP exception. Accordingly, no assurances can be made that we will continue meeting the LIP exception criteria during the years remaining in our five-year exemption period.
Credit Score Models
In April 2026, FHFA announced that the GSEs will begin accepting loans with the VantageScore 4.0 model for certain approved lenders and will begin moving forward with FICO 10T. In September 2026, the GSEs announced that the VantageScore 4.0 model was available for all lenders. Beginning in the second quarter of 2026, Essent Guaranty began insuring loans that were submitted using the VantageScore 4.0 model. The loans insured that were submitted with a VantageScore credit score represent a de minimis amount of our NIW for the three and nine months ended September 30, 2026 and IIF and RIF at September 30, 2026.
Executive Order
On October 22, 2026, President Donald Trump signed an executive order titled “Decreasing Housing Costs for the American People” which includes a provision directing the U.S. Federal Housing Finance Agency (FHFA) Director to consider establishing a pilot program for the cancellation of private mortgage insurance on future loans. We will evaluate any impact that a pilot program may have on our mortgage insurance portfolio and our future results of operations once the terms of such pilot program are finalized.

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

Mortgage insurance premiums are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), or in some cases as an annual premium. For monthly premiums, we receive a monthly premium payment which is recorded as net premiums earned in the month the coverage is provided. Monthly premium payments are based on the original mortgage amount rather than the amortized loan balance. Net premiums written may be in excess of net premiums earned due to single premium policies. For single premiums, we receive a single premium payment at origination, which is recorded as “unearned premium” and earned over the estimated life of the policy, which ranges from 36 to 156 months depending on the term of the underlying mortgage and loan-to-value ratio at date of origination. If single premium policies are cancelled due to repayment of the underlying loan and the premium is non-refundable, the remaining unearned premium balance is immediately recognized as earned premium revenue. Substantially all of our single premium policies in force as of September 30, 2026 were non-refundable. Premiums collected on annual policies are recognized as net premiums earned on a straight-line basis over the year of coverage. For the nine months ended September 30, 2026 and 2025, monthly premium policies comprised 99% and 99% of our NIW, respectively.

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

Persistency and Business Mix

The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 83.3% at September 30, 2026. Generally, higher prepayment speeds lead to lower persistency.

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

Net Investment Income

Our investment portfolio was predominantly comprised of investment-grade fixed income securities and money market funds as of September 30, 2026. The principal factors that influence investment income are the size of the investment portfolio and the yield on individual securities. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of increases in capital and cash generated from or used in operations which is impacted by net premiums received, investment earnings, net claim payments and expenses. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any provision for credit losses or impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

•the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and terms set forth in our master policy, we expect that our level of rescission activity will be lower than rescission activity seen in the mortgage insurance industry for vintages originated prior to the financial crisis; and

•the distribution of claims over the life of a book. As of September 30, 2026, 44% of our IIF relates to mortgage insurance business written before January 1, 2023 and was at least three years old. As a result, based on historical industry performance, we expect the number of defaults and claims we experience, as well as our provision for losses and loss adjustment expenses ("LAE"), to increase as our portfolio seasons. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Based upon our experience and industry data, claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2026, 44% of our IIF relates to business written before January 1, 2023 and was at least three years old. As such, we expect incurred losses and claims to increase as a greater amount of this book of insurance is entering its anticipated period of highest claim frequency. The actual default rate and the average reserve per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the loan-to-value ratio of the mortgage, geographic concentrations, etc.), as well as the profile of new business we write in the future. In addition, the default rate and the average reserve per default will be affected by future macroeconomic factors such as housing prices, interest rates and employment.
Mortgage interest rates remain elevated, with the average 30-year mortgage interest rate closing above 7.30% at September 30, 2026 which may lower home sale activity and affect the options available to delinquent borrowers. It is reasonably possible that our estimate of losses could change in the near term as a result of changes in the economic environment, the impact of elevated levels of consumer price inflation on home sale activity, housing inventory, and home prices.
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
During 2025 and through the second quarter of 2026, we observed a decline in the number of defaults associated with hurricanes Helene and Milton. In the second quarter of 2026, we began reserving for the remaining hurricane-related defaults consistently with the standard methodology used for our default inventory, which did not have a significant impact on our provision for losses and loss adjustment expenses in the nine months ended September 30, 2026 or the reserve balance at September 30, 2026.
As more fully described in Note 4 to our condensed consolidated financial statements, at September 30, 2026, we had approximately $1.0 billion of excess of loss reinsurance covering NIW from January 1, 2019 through August 31, 2019 and April 1, 2021 through December 31, 2026 and quota share reinsurance on portions of our NIW effective September 1, 2019 through December 31, 2020 and January 1, 2022 through December 31, 2026. The impact on our reserves in future periods will be dependent upon the amount of delinquent notices received from loan servicers, the performance of defaults and our expectations for the amount of ultimate losses on these delinquencies.

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
 One of our most significant expenses is compensation and benefits for our employees, which represented 37% and 42% of other underwriting and operating expenses for the three and nine months ended September 30, 2026, compared to 49% and 51% for the three and nine months ended September 30, 2025. Compensation and benefits expense includes base and incentive cash compensation, stock compensation expense, benefits and payroll taxes.
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
Other underwriting and operating expenses also include premiums retained by agents, which represent the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts and are recorded as an expense. The percentage of premiums retained by agents varies according to regional differences in real estate closing practices and state regulations.

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

Key Performance Indicators

Insurance In Force

As discussed above, mortgage insurance premiums we collect and earn are generated based on our IIF, which is a function of our NIW and cancellations. The following table includes a summary of the change in our IIF for the three and nine months ended September 30, 2026 and 2025 for our mortgage insurance portfolio. In addition, this table includes our RIF at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
IIF, beginning of period	$249,720,234	$246,797,619	$248,356,397	$243,645,423
NIW - Flow	12,129,030	12,233,252	37,349,324	34,723,319
Cancellations	(11,786,550)	(10,222,530)	(35,643,007)	(29,560,401)
IIF, end of period	$250,062,714	$248,808,341	$250,062,714	$248,808,341
Average IIF during the period	$249,915,876	$247,821,046	$248,726,255	$245,880,738
RIF, end of period	$56,307,106	$56,940,929	$56,307,106	$56,940,929

The following is a summary of our IIF at September 30, 2026 by vintage:

($ in thousands)	$	%
2026 (through September 30)	$36,059,431	14.4%
2025	39,119,720	15.6
2024	33,606,078	13.4
2023	30,664,387	12.3
2022	40,794,863	16.3
2021	34,888,102	14.0
2020 and prior	34,930,133	14.0
	$250,062,714	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base average premium rate	0.40%	0.41%	0.40%	0.41%
Single premium cancellations	—	—	—	—
Gross average premium rate	0.40	0.41	0.40	0.41
Ceded premiums	(0.06)	(0.06)	(0.06)	(0.06)
Net average premium rate	0.34%	0.35%	0.34%	0.35%

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

As of September 30, 2026, the net risk in force for Essent Guaranty was $30.4 billion and its statutory capital was $3.7 billion, resulting in a risk-to-capital ratio of 8.2:1. The amount of capital required varies in each jurisdiction in which we operate; however, generally, the maximum permitted risk-to-capital ratio is 25.0 to 1. State insurance regulators have continued to examine their respective capital rules to determine whether, in light of the 2007-2008 financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As a result, the capital metrics under which they assess and measure capital adequacy may change in the future. Independent of the state regulator and GSE capital requirements, management continually assesses the risk of our insurance portfolio and current market and economic conditions to determine the appropriate levels of capital to support our business.

Results of Operations: Consolidated

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums written	$302,874	$241,828	$1,004,828	$721,587
(Increase) decrease in unearned premiums	(12,202)	4,504	(177,299)	19,402
Net premiums earned	290,672	246,332	827,529	740,989
Net investment income	62,952	59,795	183,819	177,294
Realized investment gains (losses), net	(1,626)	(425)	(1,884)	(735)
Income from other invested assets	10,724	1,770	40,288	13,644
Other income	11,461	4,358	23,189	17,339
Total revenues	374,183	311,830	1,072,941	948,531

Losses and expenses:
Provision for losses and LAE	83,489	44,922	180,666	93,264
Other underwriting and operating expenses	83,490	59,498	231,731	193,387
Interest expense	8,162	8,251	24,458	24,547
Total losses and expenses	175,141	112,671	436,855	311,198
Income before income taxes	199,042	199,159	636,086	637,333
Income tax expense	35,666	34,944	111,197	102,346
Net income	$163,376	$164,215	$524,889	$534,987

Revenues
Net Premiums Earned
Net premiums earned for the three and nine months ended September 30, 2026 increased compared to the three and nine months ended September 30, 2025, primarily due to property and casualty reinsurance assumed beginning January 1, 2026. For more information, see Net Premiums Written and Earned under “Results of Operations: Mortgage Insurance”, Net Premiums Written and Earned under “Results of Operations: Reinsurance” and Net Premiums Earned under “Results of Operations: Corporate & Other”.

Net Investment Income
Our consolidated net investment income was derived from the following sources for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Fixed maturities	$59,293	$54,940	$171,816	$162,372
Short-term investments	5,574	6,540	17,351	20,088
Gross investment income	64,867	61,480	189,167	182,460
Investment expenses	(1,915)	(1,685)	(5,348)	(5,166)
Net investment income	$62,952	$59,795	$183,819	$177,294

The increase in net investment income for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 was due to an increase in the pre-tax investment income yield and an increase in the average balance of cash and available-for-sale investments. The pre-tax investment income yield on cash and available-for-sale investments increased from 3.89% for the three months ended September 30, 2025 to 4.06% for the three months ended September 30, 2026, and from 3.83% for the nine months ended September 30, 2025 to 3.94% for the nine months ended September 30, 2026, primarily due to a general increase in investment yields due to rising interest rates. The average cash and available-for-sale investment portfolio balance was $6.4 billion for both the three and nine months ended September 30, 2026 and $6.3 billion for both the three and nine months ended September 30, 2025, respectively. See “— Liquidity and Capital Resources” for further details of our investment portfolio.

Income from Other Invested Assets

Income from other invested assets for the three months ended September 30, 2026 was $10.7 million as compared to $1.8 million for the three months ended September 30, 2025. Income from other invested assets for the nine months ended September 30, 2026 was $40.3 million as compared to $13.6 million for the nine months ended September 30, 2025. The increase in income from other invested assets for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was due to increased favorable fair value adjustments recorded.

Other Income

Other income for the three months ended September 30, 2026 was $11.5 million as compared to $4.4 million for the three months ended September 30, 2025. Other income for the nine months ended September 30, 2026 was $23.2 million as compared to $17.3 million for the nine months ended September 30, 2025. Other income includes revenues associated with underwriting consulting services to third-party reinsurers, title settlement services and contract underwriting services, as well as changes in the fair value of our embedded derivatives associated with certain reinsurance contracts. The increase in other income for both the three and nine months ended September 30, 2026 compared to September 30, 2025 was primarily due to a decrease in our embedded derivative liability as a result of the termination of the Radnor Re 2021-1 transaction during the third quarter of 2026.

Losses and Expenses
Provision for Losses
The increased provision for losses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to property and casualty reinsurance assumed beginning January 1, 2026 and an increase in mortgage insurance loans in default as well as an increase in the average reserve per default due to aging of defaults remaining within the mortgage insurance portfolio. See “Results of Operations: Mortgage Insurance" and “Results of Operations: Reinsurance" for more information.
Other Underwriting and Operating Expenses
The increase in underwriting and operating expenses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to an increase in operating expenses in our Reinsurance segment, partially offset by a decrease in operating expenses in our Mortgage Insurance segment. For more information, see “Results of Operations: Mortgage Insurance”, “Results of Operations: Reinsurance” and “Results of Operations: Corporate & Other.”

Interest Expense

For the three month periods ended September 30, 2026 and 2025, we incurred interest expense of $8.2 million and $8.3 million, respectively. For the nine month periods ended September 30, 2026 and 2025, we incurred interest expense of $24.5 million in both periods. The average amount of borrowings outstanding were $500 million at a weighted average interest rate of 6.25% for all periods presented.

Income Taxes

Our subsidiaries in the United States file a consolidated U.S. Federal income tax return. Our income tax expense was $35.7 million and $34.9 million for the three months ended September 30, 2026 and 2025, respectively and $111.2 million and $102.3 million for the nine months ended September 30, 2026 and 2025, respectively. The provision for income taxes for the nine months ended September 30, 2026 was calculated using an estimated annual effective tax rate of 17.4% compared to 16.2% for the nine months ended September 30, 2025. The increase in our estimated annual effective tax rate is primarily related to withholding taxes incurred on intercompany dividends by Essent US Holdings, Inc. to its parent company. For the nine months ended September 30, 2026, income tax expense includes $9.8 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $1.1 million excess tax benefits associated with the vesting of common shares and common share units. For the nine months ended September 30, 2025, income tax expense includes $3.2 million of discrete tax expense associated with realized and unrealized gains recognized during the period partially offset by $0.8 million excess tax benefits associated with the vesting of common shares and common share units, as well as $0.8 million of favorable adjustments related to prior year tax returns.

Results of Operations: Mortgage Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums earned	$210,958	$215,683	$642,283	$654,069
Net investment income	46,218	44,265	132,540	130,731
Realized investment gains (losses), net	(1,611)	(427)	(1,893)	(652)
Income (loss) from other invested assets	5,953	(605)	24,690	6,223
Other income	7,412	800	10,551	3,962
Total revenues	268,930	259,716	808,171	794,333

Losses and expenses:
Provision for losses and LAE	51,709	44,170	118,720	90,213
Other underwriting and operating expenses	23,878	24,076	73,762	76,834
Total losses and expenses before allocations	75,587	68,246	192,482	167,047
Corporate expense allocations	8,017	7,081	27,645	28,864
Total losses and expenses after allocations	83,604	75,327	220,127	195,911
Income before income taxes	$185,326	$184,389	$588,044	$598,422

Loss ratio (1)	24.5%	20.5%	18.5%	13.8%
Expense ratio (2)	15.1	14.4	15.8%	16.2%
Combined ratio	39.6%	34.9%	34.3%	30.0%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

For the three months ended September 30, 2026, our Mortgage Insurance segment reported income before income taxes of $185.3 million, compared to income before income taxes of $184.4 million for the three months ended September 30,

2025. For the nine months ended September 30, 2026, our Mortgage Insurance segment reported income before income tax expense of $588.0 million, compared to income before income tax expense of $598.4 million for the nine months ended September 30, 2025.

The increase in our operating results during the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase in income from other invested assets and other income and a decrease in other underwriting and operating expense, partially offset by an increase in the provision for losses and a decrease in net premiums earned.

The decrease in our operating results during the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase in the provision for losses and a decrease in net premiums earned, partially offset by an increase in income from other invested assets and other income and a decrease in other underwriting and operating expenses.

Net Premiums Written and Earned

Net premiums earned in the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025. The average net premium rate decreased to 0.34% for the three and nine months ended September 30, 2026 compared to 0.35% for the three and nine months ended September 30, 2025, as a result of a decrease in the base premium rate. Our average IIF increased from $247.8 billion for the three months ended September 30, 2025 to $249.9 billion for the three months ended September 30, 2026 and from $245.9 billion for the nine months ended September 30, 2025 to $248.7 billion for the nine months ended September 30, 2026.
The following table presents the components of the change in unearned premiums within our Mortgage Insurance segment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Unearned premium recognized in earnings	6,841	8,945	21,866	28,847
Net premiums written on single premium policies	(1,518)	(2,073)	(5,813)	(6,126)
Decrease in unearned premiums	5,323	6,872	16,053	22,721

Provision for Losses and Loss Adjustment Expenses

In the three months ended September 30, 2026 we recorded a provision for losses of $51.7 million compared to a provision of $44.2 million for the three months ended September 30, 2025. In the nine months ended September 30, 2026 we recorded a provision for losses of $118.7 million compared to a provision of $90.2 million for the nine months ended September 30, 2025. The increase in the provision for losses in the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily the result of an increase in insured loans in default, as well as an increase in our average reserve per default due to aging of defaults remaining within the mortgage insurance portfolio and an increase in the average RIF per default.

The following table presents a rollforward of insured loans in default for our mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning default inventory	20,278	17,255	20,210	18,439
Plus: new defaults	12,034	10,357	32,980	28,831
Less: cures	(9,869)	(8,713)	(30,136)	(27,964)
Less: claims paid	(494)	(296)	(1,049)	(664)
Less: rescissions and denials, net	(30)	(20)	(86)	(59)
Ending default inventory	21,919	18,583	21,919	18,583

The following table includes additional information about our loans in default as of the dates indicated for our mortgage insurance portfolio:

	As of September 30,
	2026	2025
Case reserves (in thousands)	$472,230	$350,474
Total reserves (in thousands)	$511,020	$379,548
Ending default inventory	21,919	18,583
Average case reserve per default (in thousands)	$21.5	$18.9
Average total reserve per default (in thousands)	$23.3	$20.4
Default rate	2.75%	2.29%
Claims received included in ending default inventory	565	247

The following table provides a reconciliation of the beginning and ending mortgage insurance reserve balances for losses and LAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Reserve for losses and LAE at beginning of period	$475,011	$345,952	$429,610	$310,156
Less: Reinsurance recoverables	65,718	41,966	56,120	36,655
Net reserve for losses and LAE at beginning of period	409,293	303,986	373,490	273,501
Add provision for losses and LAE occurring in:
Current period	81,343	62,349	202,528	156,396
Prior years	(29,634)	(18,179)	(83,808)	(66,183)
Incurred losses and LAE during the current period	51,709	44,170	118,720	90,213
Deduct payments for losses and LAE occurring in:
Current period	764	552	1,112	918
Prior years	22,938	16,013	53,798	31,205
Loss and LAE payments during the current period	23,702	16,565	54,910	32,123
Net reserve for losses and LAE at end of period	437,300	331,591	437,300	331,591
Plus: Reinsurance recoverables	73,720	47,957	73,720	47,957
Reserve for losses and LAE at end of period	$511,020	$379,548	$511,020	$379,548

The following tables provide a detail of reserves and defaulted RIF by the number of missed payments and pending claims for our mortgage insurance portfolio:

	As of September 30, 2026
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	7,346	33%	$43,796	9%	$588,252	7%
Three payments	3,115	14	33,868	7	258,361	13
Four to eleven payments	7,826	36	194,284	41	696,836	28
Twelve or more payments	3,067	14	158,867	34	267,293	59
Pending claims	565	3	41,415	9	45,792	90
Total case reserves	21,919	100%	$472,230	100%	$1,856,534	25%
IBNR			35,417
LAE			3,373
Total reserves for losses and LAE			$511,020

	As of September 30, 2025
($ in thousands)	Number of Policies in Default	Percentage of Policies in Default	Amount of Reserves	Percentage of Reserves	Defaulted RIF	Reserves as a Percentage of Defaulted RIF
Missed payments:
Two payments	6,444	35%	$36,672	10%	$503,842	7%
Three payments	2,658	14	27,789	8	215,321	13
Four to eleven payments	6,683	36	143,173	41	559,663	26
Twelve or more payments	2,551	14	125,475	36	206,735	61
Pending claims	247	1	17,365	5	19,537	89
Total case reserves	18,583	100%	$350,474	100%	$1,505,098	23%
IBNR			26,287
LAE			2,787
Total reserves for losses and LAE			$379,548

During the three months ended September 30, 2026, the Mortgage Insurance provision for losses and LAE was a provision of $51.7 million, comprised of $81.3 million of current year losses partially offset by $29.6 million of favorable prior years’ loss development. During the three months ended September 30, 2025, the provision for losses and LAE was $44.2 million, comprised of $62.3 million of current year losses offset by $18.2 million of favorable prior years’ loss development.

During the nine months ended September 30, 2026, the Mortgage Insurance provision for losses and LAE was a provision of $118.7 million, comprised of $202.5 million of current year losses partially offset by $83.8 million of favorable prior years’ loss development. During the nine months ended September 30, 2025, the provision for losses and LAE was $90.2 million, comprised of $156.4 million of current year losses offset by $66.2 million of favorable prior years’ loss development.

In all periods, the prior years’ loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured.

The following table includes additional information about our claims paid and claim severity for our mortgage insurance portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Number of claims paid	494	296	1,049	664
Amount of claims paid	$23,560	$16,456	$54,514	$31,793
Claim severity	70%	78%	78%	73%

Other Underwriting and Operating Expenses

Following are the components of other underwriting and operating expenses for the Mortgage Insurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$15,136	63%	$15,388	64%	$46,651	63%	$49,665	65%
Premium taxes	5,993	25	6,010	25	17,981	24	17,558	23
Acquisition costs, net	(7,994)	(33)	(7,057)	(29)	(23,142)	(31)	(20,257)	(26)
Other	10,743	45	9,735	40	32,272	44	29,868	38
Total other underwriting and operating expenses	$23,878	100%	$24,076	100%	$73,762	100%	$76,834	100%

Average number of employees during the period		257		261		259		276

The significant factors contributing to the change in other underwriting and operating expenses are:
•Compensation and benefits decreased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to a decrease in average number of employees during the current periods. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes. The first quarter of each year typically has higher compensation and benefits expense than the subsequent quarters due to payroll taxes on annual bonus payouts and vesting of nonvested stock and stock units, as well as higher stock-based compensation expense.
•Acquisition costs are net of ceding commissions earned on outward reinsurance. The change in acquisition costs during the three and nine month periods ended September 30, 2026 compared to the same periods in 2025 resulted from increased ceding commission earned due to increased outward reinsurance of insurance in force under our outstanding quota share arrangements.
•Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. The increase in other expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily attributable to increases in software costs and professional fees.

Results of Operations: Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums earned	$64,044	$16,304	$136,993	$45,913
Net investment income	5,541	5,302	16,299	15,358
Other income	2,171	1,591	5,487	6,453
Total revenues	71,756	23,197	158,779	67,724

Losses and expenses:
Provision for losses and LAE	31,032	65	59,684	105
Other underwriting and operating expenses	22,454	2,565	47,010	7,408
Total losses and expenses before allocations	53,486	2,630	106,694	7,513
Corporate expense allocations	758	502	1,962	975
Total losses and expenses after allocations	54,244	3,132	108,656	8,488
Income before income taxes	$17,512	$20,065	$50,123	$59,236

Loss ratio (1)	48.5%	0.4%	43.6%	0.2%
Expense ratio (2)	36.2	18.8	35.7	18.3
Combined ratio	84.7%	19.2%	79.3%	18.5%

(1) Loss ratio is calculated by dividing the provision for losses and LAE by net premiums earned.
(2) Expense ratio is calculated by dividing the sum of other underwriting and operating expenses and corporate expense allocations by net premiums earned.
Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
Net Premiums Written and Earned
Reinsurance net premiums earned increased during the three and nine month periods ended September 30, 2026 compared to the same periods in 2025 primarily due to premiums earned on the reinsurance of certain property and casualty risks, which Essent Re began writing effective January 1, 2026. Premiums earned also include premiums from Essent Re's participation in the GSE-sponsored mortgage risk share transactions.

The following table sets forth our Reinsurance segment’s net premiums written between mortgage and non-mortgage business:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Mortgage	$15,190	19%	$18,338	98%	$42,126	13%	$48,440	98%
Non-mortgage	66,378	81	359	2	288,218	87	817	2
Total net premiums written	$81,568	100%	$18,697	100%	$330,344	100%	$49,257	100%
The following table sets forth our Reinsurance segment’s net premiums earned between mortgage and non-mortgage business:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Mortgage	$13,388	21%	$15,945	98%	$38,368	28%	$45,096	98%
Non-mortgage	50,656	79	359	2	98,625	72	817	2
Total net premiums earned	$64,044	100%	$16,304	100%	$136,993	100%	$45,913	100%
The following table presents the average mortgage reinsurance risk in force and the average premium rates for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2026	2025
Average reinsured mortgage risk in force	$2,010,542	$2,237,495
Average premium rate on mortgage risk in force	2.7%	2.9%
Other Income
Other income in the Reinsurance segment relates solely to revenues earned associated with underwriting consulting services to third-party reinsurers.
Provision for Losses and Loss Adjustment Expenses
In the three and nine months ended September 30, 2026 we recorded a provision for losses of $31.0 million and $59.7 million, respectively, compared to a provision of $65 thousand and $105 thousand for the three and nine months ended September 30, 2025, respectively. The increase in provision for losses and loss adjustment expenses for the three and nine month periods ended September 30, 2026 primarily relates to loss provisions recorded for property and casualty premiums earned during 2026. Property and casualty ultimate losses are estimated on premiums earned and the average loss ratios for property and casualty reinsurance are inherently higher than loss ratios on the reinsurance of GSE-sponsored mortgage risk share transactions. Reinsurance reserves as of September 30, 2026 and 2025 were $57.5 million and $153 thousand, respectively.

Other Underwriting and Operating Expenses
Following are the components of other underwriting and operating expenses for Reinsurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$1,702	8%	$1,180	46%	$5,668	12%	$3,586	48%
Premium and other taxes	12	—	8	—	44	—	35	—
Acquisition costs, net	19,791	88	487	19	38,382	82	1,129	15
Other	949	4	890	35	2,916	6	2,658	36
Total other underwriting and operating expenses	$22,454	100%	$2,565	100%	$47,010	100%	$7,408	100%

Average number of employees during the period		10		8		10		8
The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased for the three and nine month periods ended September 30, 2026 compared to the same periods in 2025 primarily due to an increase in headcount and incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.

•Premium and other taxes within the Reinsurance segment relate to federal excise taxes paid on certain mortgage reinsurance premiums.

•The increase in acquisition costs for the three and nine month periods ended September 30, 2026 compared to the same periods in 2025 is primarily due to ceding and brokerage commissions and acquisition costs incurred on property and casualty risks that Essent Re began reinsuring effective January 1, 2026.

•Other expenses increased for the three and nine month periods ended September 30, 2026 compared to the same periods in 2025 as a result of increased professional fees incurred with the reinsurance of property and casualty risks beginning in the first quarter of 2026. Other expenses include professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses.

Results of Operations: Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Net premiums earned	$15,670	$14,345	$48,253	$41,007
Net investment income	11,193	10,228	34,980	31,205
Realized investment gains (losses), net	(15)	2	9	(83)
Income from other invested assets	4,771	2,375	15,598	7,421
Other income	1,878	1,967	7,151	6,924
Total revenues	33,497	28,917	105,991	86,474

Losses and expenses:
Provision for losses and LAE	748	687	2,262	2,946
Other underwriting and operating expenses	37,158	32,857	110,959	109,145
Interest expense	8,162	8,251	24,458	24,547
Total losses and expenses before allocations	46,068	41,795	137,679	136,638
Corporate expense allocations	(8,775)	(7,583)	(29,607)	(29,839)
Total losses and expenses after allocations	37,293	34,212	108,072	106,799
Loss before income taxes	$(3,796)	$(5,295)	$(2,081)	$(20,325)

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
Net Premiums Earned
Net premiums earned reported in Corporate & Other relate to premiums earned by our title insurance operations. The increase in net premiums earned is due to an increase in title insurance policies issued in the three and nine month periods ended September 30, 2026 compared to the same periods in 2025.
Provision for Losses & LAE
The provision for losses reported in Corporate & Other relates to loss provisions recorded by our title insurance operations. The increase in provision for the three months ended September 30, 2026 compared to same period in 2025 is the result of an increase in title insurance policies issued. The decrease in provision for the nine months ended September 30, 2026 compared to same period in 2025 is primarily due to the impact of industry experience and trends on our IBNR reserves for the nine months ended September 30, 2025. Title insurance reserves were $16.9 million at both September 30, 2026 and December 31, 2025.
Other Underwriting and Operating Expenses
     Following are the components of other underwriting and operating expenses for the Corporate & Other category for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in thousands)	$	%	$	%	$	%	$	%
Compensation and benefits	$14,357	39%	$12,608	38%	$46,035	42%	$46,336	42%
Premium taxes	461	1	(88)	—	1,442	1	1,735	2
Other	22,340	60	20,337	62	63,482	57	61,074	56
Total other underwriting and operating expenses	$37,158	100%	$32,857	100%	$110,959	100%	$109,145	100%

Average number of employees during the period		253		246		251		266
The significant factors contributing to the change in other underwriting and operating expenses are:

•Compensation and benefits increased in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in the average number of employees and an increase in incentive compensation. Compensation and benefits includes salaries, wages and bonus, stock compensation expense, benefits and payroll taxes.
•Premium taxes decreased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to $1.0 million of net expense associated with prior year premium tax returns incurred during the first quarter of 2025, partially offset by an increase in premium taxes incurred resulting from an increase in policies issued.
•Other expenses include title and settlement services direct costs, professional fees, travel, marketing, hardware, software, rent, depreciation and amortization and other facilities expenses. Other expenses also includes premiums retained by agents which represents the portion of title insurance premiums retained by our third-party agents pursuant to the terms of their respective agency contracts. Other expenses increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to an increase in title expenses associated with an increase in title policies issued as well as increased professional fees.

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

As of September 30, 2026, we had substantial liquidity with cash of $160.7 million, short-term investments of $504.1 million and fixed maturity investments of $5.4 billion. We also had $500 million available capacity under our Revolving Credit Facility. Cash and investments available for sale at the holding companies totaled $1.0 billion at September 30, 2026. In addition, Essent Guaranty is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) and has access to secured borrowing capacity with the FHLBank to provide Essent Guaranty with supplemental liquidity. Essent Guaranty had no outstanding borrowings with the FHLBank at September 30, 2026.

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

•increase in expected claim payments related to our IIF; or

•increase in operating expenses.
Our U.S. insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and, in the case of Essent Guaranty, the GSEs. Under the insurance laws of the Commonwealth of Pennsylvania, the insurance subsidiaries may pay dividends during any twelve-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year’s statutory net income. The Pennsylvania statute also requires that, without the prior approval of the Pennsylvania Insurance Department, dividends and other distributions may only be paid out of positive unassigned surplus. At September 30, 2026, Essent Guaranty had unassigned surplus of approximately $323.8 million. As of September 30, 2026, Essent Guaranty could pay additional ordinary dividends in 2026 of $323.8 million.
Essent Re is subject to certain dividend restrictions as prescribed by the Bermuda Monetary Authority and under certain agreements with counterparties. Class 3B insurers must obtain the BMA's prior approval for a reduction by 15% or more of total statutory capital or for a reduction by 25% or more of total statutory capital and surplus as set forth in its previous year's statutory financial statements. In connection with a quota share reinsurance agreement with Essent Guaranty, Essent Re has agreed to maintain a minimum total equity of $100.0 million. As of September 30, 2026, Essent Re had total equity of $1.7 billion. In connection with its insurance and reinsurance activities, Essent Re is required to maintain assets in trusts for the benefit of its contractual counterparties. See Note 3 to our condensed consolidated financial statements. As of September 30, 2026, Essent Re could pay additional dividends in 2026 of $223.8 million without prior approval from the BMA.
At September 30, 2026, our insurance subsidiaries were in compliance with these rules, regulations and agreements.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$628,147	$626,961
Net cash used in investing activities	(58,065)	(112,946)
Net cash used in financing activities	(532,461)	(554,084)
Net increase (decrease) in cash	$37,621	$(40,069)

Operating Activities

Cash flows provided by operating activities totaled $628.1 million for the nine months ended September 30, 2026, as compared to $627.0 million for the nine months ended September 30, 2025. The increase in cash flows provided by operating activities was due to a decrease in prepaid federal income taxes, partially offset by the timing of certain premium collections and an increase in claims paid during the nine months ended September 30, 2026 compared to the same period in 2025.

Investing Activities

Cash flows used in investing activities totaled $58.1 million for the nine months ended September 30, 2026 compared to $112.9 million for the nine months ended September 30, 2025. The decrease in cash flows used in investing activities in the nine months ended September 30, 2026 compared to nine months ended September 30, 2025 was largely due to an increase in proceeds from available-for-sale and short-term investments partially offset by an increase in purchases of investments available for sale.

Financing Activities

Cash flows used in financing activities totaled $532.5 million and $554.1 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows used in financing activities relates to the quarterly cash dividends paid, repurchases of common stock under our share repurchase plans and treasury stock acquired from employees to satisfy tax withholding obligations.

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

During the nine months ended September 30, 2026 and 2025, no capital contributions were made to our U.S. mortgage insurance subsidiary and Essent Guaranty paid dividends to Essent US Holdings, Inc. of $115 million and $215 million, respectively. In October 2026, Essent Guaranty paid a dividend to Essent US Holdings, Inc. of $85 million. During the nine months ended September 30, 2026, and 2025, no capital contributions were made to Essent Title Insurance.

Essent Guaranty has entered into reinsurance agreements that provide excess of loss reinsurance coverage for new defaults on portfolios of mortgage insurance policies issued from January 1, 2019 through August 31, 2019 and April 1, 2021 through December 31, 2026. The aggregate excess of loss reinsurance coverages decrease over a ten-year period as the underlying covered mortgages amortize. In March 2026, Essent Guaranty entered into an excess of loss reinsurance transaction covering all eligible new insurance written for 2027, effective July 1, 2027.

Essent Guaranty has entered into a quota share reinsurance agreement with a panel of third-party reinsurers ("QSR agreement"). Each of the third-party reinsurers has a minimum financial strength rating of A- or better by S&P Global Ratings, AM Best or both. Under each QSR agreement, Essent Guaranty will cede premiums on a percentage of risk on all eligible policies written during a specified period, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specific ceding commission, as well as a profit commission that varies directly and inversely with ceded claims. These reinsurance coverages also reduce net risk in force and PMIERs Minimum Required Assets. See Note 4 to our condensed consolidated financial statements.

The following table summarizes Essent Guaranty's quota share reinsurance agreements as of September 30, 2026:

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

Our risk-to-capital calculation for Essent Guaranty was as follows:

Statutory capital: ($ in thousands)	As of September 30, 2026
Policyholders’ surplus	$1,029,134
Contingency reserves	2,687,767
Statutory capital	$3,716,901
Net risk in force	$30,369,106
Risk-to-capital ratio	8.2:1

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
During the nine months ended September 30, 2026 and 2025, Essent Re paid $200 million and $340 million in dividends to Essent Group, respectively. Essent Group made no capital contributions to Essent Re during the nine months ended September 30, 2026 and 2025. As of September 30, 2026, Essent Re had total stockholders’ equity of $1.7 billion.
Financial Strength Ratings

The financial strength rating of Essent Guaranty, our principal mortgage insurance subsidiary, is rated A2 with a stable outlook by Moody’s Ratings (“Moody's”), A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best. The financial strength rating of Essent Re is A- with a stable outlook by S&P and A (Excellent) with stable outlook by AM Best. On October 26, 2026, S&P affirmed the A- financial strength rating of Essent Guaranty, Inc. and raised the outlook to positive from stable.

Private Mortgage Insurer Eligibility Requirements

Fannie Mae and Freddie Mac, maintain coordinated Private Mortgage Insurer Eligibility Requirements, which we refer to as the "PMIERs." The PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. The PMIERs include financial strength requirements incorporating a risk-based framework that require approved insurers to have a sufficient level of liquid assets from which to pay claims. This risk-based framework provides that an insurer must hold a substantially higher level of required assets for insured loans that are in default compared to a performing loan. The PMIERs also include enhanced operational performance expectations and define remedial actions that apply should an approved insurer fail to comply with these requirements. As of September 30, 2026, Essent Guaranty, our GSE-approved mortgage insurance company, was in compliance with the PMIERs. As of September 30, 2026, Essent Guaranty's Available Assets were $3.7 billion or 177% of its Minimum Required Assets of $2.1 billion based on our interpretation of the PMIERs.
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
In August 2024, the GSEs issued updates to the PMIERs calculation of Available Assets. The updated PMIERs Available Asset requirements were subject to a phased-in implementation beginning with the quarter ending March 31, 2025, and became fully effective on September 30, 2026. Essent remains in full compliance with the PMIERs requirements.

Financial Condition

Stockholders’ Equity

As of September 30, 2026, stockholders’ equity was $5.6 billion, compared to $5.8 billion as of December 31, 2025. Stockholders' equity decreased primarily due the repurchase of common shares under our share repurchase plan, an increase in accumulated other comprehensive loss related to an increase in our net unrealized investment losses, and dividends paid partially offset by net income generated in 2026.

Investments

As of September 30, 2026 and December 31, 2025, investments totaled $6.3 billion and $6.5 billion, respectively. In addition, our total cash was $160.7 million as of September 30, 2026, compared to $123.0 million as of December 31, 2025.

Investments Available for Sale by Asset Class

Asset Class	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$317,844	5.4%	$369,712	6.1%
U.S. agency mortgage-backed securities	1,125,165	19.2	1,174,895	19.2
Municipal debt securities(1)	563,350	9.6	610,411	10.0
Non-U.S. government securities	42,169	0.7	56,024	0.9
Corporate debt securities(2)	1,933,530	32.9	1,980,080	32.5
Residential and commercial mortgage securities	457,485	7.8	464,105	7.6
Asset-backed securities	928,298	15.8	800,366	13.1
Money market funds	504,142	8.6	648,492	10.6
Total Investments Available for Sale	$5,871,983	100.0%	$6,104,085	100.0%

	September 30,	December 31,
(1) The following table summarizes municipal debt securities as of :	2026	2025
Special revenue bonds	81.7%	81.2%
General obligation bonds	18.3	18.8
Total	100.0%	100.0%

	September 30,	December 31,
(2) The following table summarizes corporate debt securities as of :	2026	2025
Financial	40.2%	40.9%
Consumer, non-cyclical	18.6	18.1
Industrial	10.0	9.0
Utilities	8.7	7.9
Consumer, cyclical	4.8	6.0
Technology	5.9	6.1
Energy	4.7	4.7
Communications	4.4	4.7
Basic Materials	2.7	2.6
Total	100.0%	100.0%

Investments Available for Sale by Rating

Rating (1)	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
Aaa	$885,775	16.5%	$846,230	15.5%
Aa1	1,688,499	31.5	1,799,508	32.9
Aa2	344,479	6.4	300,026	5.5
Aa3	310,745	5.8	319,848	5.9
A1	518,103	9.6	545,918	10.0
A2	500,477	9.3	511,146	9.4
A3	470,541	8.8	494,434	9.1
Baa1	249,968	4.7	244,424	4.5
Baa2	211,681	3.9	208,247	3.8
Baa3	125,643	2.3	122,596	2.2
Below Baa3	61,930	1.2	63,216	1.2
Total (2)	$5,367,841	100.0%	$5,455,593	100.0%

(1)Based on ratings issued by Moody’s, if available. S&P or Fitch Ratings ("Fitch") rating utilized if Moody’s not available.
(2)Excludes $504,142 and $648,492 of money market funds at September 30, 2026 and December 31, 2025, respectively.

Investments Available for Sale by Effective Duration

Effective Duration	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percent	Fair Value	Percent
< 1 Year	$1,473,942	25.1%	$1,549,327	25.4%
1 to < 2 Years	450,967	7.7	527,914	8.6
2 to < 3 Years	455,107	7.7	532,211	8.7
3 to < 4 Years	505,434	8.6	571,255	9.4
4 to < 5 Years	662,994	11.3	536,135	8.8
5 or more Years	2,323,539	39.6	2,387,243	39.1
Total Investments Available for Sale	$5,871,983	100.0%	$6,104,085	100.0%

Off-Balance Sheet Arrangements

    Essent Guaranty has entered into fully collateralized reinsurance agreements ("Radnor Re Transactions") with unaffiliated special purpose insurers domiciled in Bermuda. The Radnor Re special purpose insurers are special purpose variable interest entities that are not consolidated in our condensed consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. As of September 30, 2026, our estimated off-balance sheet maximum exposure to loss from the Radnor Re entities was $0.1 million, representing the estimated net present value of investment earnings on the assets in the reinsurance trusts. See Note 4 to our condensed consolidated financial statements for additional information.

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

At September 30, 2026, the effective duration of our investments available for sale was 4.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.0% in fair value of our investments available for sale. Excluding short-term investments, our investments available for sale effective duration was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available for sale.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2026:

Period ($ in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2026	161	$64.52	—
August 1 - August 31, 2026	140,670	$68.89	140,670
September 1 - September 30, 2026	967,178	$66.96	967,178
Total	1,108,009		1,107,848	$148,827

(1)During the three months ended September 30, 2026, the Company repurchased 1,107,848 common shares at a total cost of $74.5 million. The remaining $148.8 million in the table represents the amount available to repurchase shares under the November 2025 share repurchase authorization as of September 30, 2026. In October 2026, we repurchased 801,728 shares for $50.8 million, leaving approximately $98.0 million remaining for repurchases as of October 31, 2026.

Item 5. Other Information

Executive Trading Plans

On September 2, 2026, Christopher G. Curran, President of Essent Guaranty, Inc., entered into a 10b5-1 sales plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of up to an aggregate of 75,000 shares of the Company’s common stock beneficially owned by Mr. Curran during the term of the Plan and will be in effect until the earlier of (1) December 15, 2027, and (2) the date on which an aggregate of 75,000 shares of the Company’s common shares have been sold under the Plan.

On September 8, 2026, Mary L. Gibbons, SVP and Chief Legal Officer, entered into a 10b5-1 sales plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of up to an aggregate of 48,367 shares of the Company’s common stock beneficially owned by Ms. Gibbons during the term of the Plan and will be in effect until the earlier of (1) December 15, 2027, and (2) the date on which an aggregate of 48,367 shares of the Company’s common shares have been sold under the Plan.

Item 6.   Exhibits

(a)                                 Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the date indicated.

ESSENT GROUP LTD.

Date: November 6, 2026	/s/ MARK A. CASALE
Mark A. Casale
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 6, 2026	/s/ DAVID B. WEINSTOCK
David B. Weinstock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)